Form 10-K
period 2006-12-31
GSAMP Trust 2006-S4
filed 2007-04-02
CIK 1364791

UNITED STATES
                             SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON, D.C. 20549



                                          FORM 10-K


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2006

      OR



  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


       Commission file number of issuing entity:  333-132809-13

       GSAMP Trust 2006-S4
       (exact name of issuing entity as specified in its charter)

       GS Mortgage Securities Corp.
       (exact name of the depositor as specified in its charter)

       Goldman Sachs Mortgage Company
       (exact name of the sponsor as specified in its charter)


  New York                                          54-2197201
  (State or other jurisdiction of                   54-2197202
  incorporation or organization of                  54-6717251
  issuing entity)                                   (I.R.S. Employer
                                                    Identification No.
                                                    of issuing entity)


   c/o Wells Fargo Bank, N.A.
   9062 Old Annapolis Road
   Columbia, MD                                                  21045
  (Address of principal executive offices of issuing entity)    (Zip Code of
                                                                issuing entity)


  Issuing entity telephone number, including area code: (410) 884-2000


  Securities registered pursuant to Section 12(b) of the Act:

        NONE.


  Securities registered pursuant to Section 12(g) of the Act:

        NONE.


  Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

        Yes  ___     No  X


  Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

        Yes  ___     No  X


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        Yes  X       No  ___


  Indicate by check mark if disclosure of delinquent filers pursuant to
  Item 405 of Regulation S-K ( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

        Not applicable.


  Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):


  Large accelerated filer ___  Accelerated filer ___  Non-accelerated filer X


  Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

        Yes  ___     No  X


  State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

        Not applicable.


     Documents Incorporated by Reference

  List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1)Any annual report to security holders; (2)
  Any proxy or information statement; and (3)Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

        Not applicable.


                                   PART I
  Item 1.  Business.

            Not applicable.


  Item 1A.  Risk Factors.

            Not applicable.


  Item 1B.  Unresolved Staff Comments.

            None.


  Item 2.  Properties.

            Not applicable.


  Item 3.  Legal Proceedings.

            Not applicable.


  Item 4.  Submission of Matters to a Vote of Security Holders.

            Not applicable.


                                PART II

  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity.

            Not applicable.


  Item 6.  Selected Financial Data.

            Not applicable.


  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

            Not applicable.


  Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

            Not applicable.


  Item 8.  Financial Statements and Supplementary Data.

            Not applicable.


  Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

            Not applicable.


  Item 9A. Controls and Procedures.

            Not applicable.


  Item 9A(T). Controls and Procedures.

            Not applicable.


  Item 9B. Other Information.

         Pursuant to a Form 12b-25 filed on March 2, 2007, Fremont General announced that it was delaying the filing of its Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

         Fremont General also announced that, in light of the current operating environment for subprime mortgage lenders and recent legislative and regulatory events, Fremont intends to exit its subprime residential real estate lending business and that Fremont General's management and the board of directors are engaged in discussions with various parties regarding the sale of the business.

         In addition, according to the announcement Fremont General is analyzing, in connection with the preparation of Fremont General's consolidated financial statements as of and for the period ended December 31, 2006, the Federal Deposit Insurance Corporation's criticism with respect to Fremont General's methodology for determining the carrying value of Fremont General's residential real estate loans held for sale.

         In addition, on March 5, 2007, Moody's Investors Service, Inc. downgraded Fremont's residential primary servicer rating for subprime mortgage loans to "SQ4+" from "SQ3+" and placed such rating on review for possible further downgrade and on March 6, 2007, Fitch Ratings, Inc. downgraded Fremont's residential primary servicer rating for subprime mortgage loans to "RPS4" from "RPS3+" and placed such rating on "Watch Negative", indicating that further downgrades of such rating are possible.


                                PART III

  Item 10. Directors, Executive Officers and Corporate Governance.

            Not applicable.


  Item 11. Executive Compensation.

            Not applicable.

  Item 12. Security Ownership of Certain Beneficial Owners and
           Management and Related Stockholder Matters.

            Not applicable.


  Item 13. Certain Relationships and Related Transactions, and Director Independence.

            Not applicable.


  Item 14. Principal Accounting Fees and Services.

            Not applicable.



                ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB


  Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

            No single obligor represents 10% or more of the pool assets held by the issuing entity.

  Item 1114(b)(2) and 1115(b) of Regulation AB, Significant Enhancement
             Provider Financial Information.

            None.


  Item 1117 of Regulation AB, Legal Proceedings.

            None.

  Item 1119 of Regulation AB, Affiliations and Certain Relationships and
             Related Transactions.

            Provided previously in the prospectus supplement of the Registrant relating to the issuing entity and filed pursuant to Rule 424 of the Securities Act of 1933, as amended.

  Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.


           (a) See Exhibit 33 and Exhibit 34.

           (b) Material instances of noncompliance by Wells Fargo Bank, National Association:

           1122(d)(3)(i) Delinquency Reporting: During the reporting period, certain monthly investor or remittance reports included errors in the calculation and/or the reporting of delinquencies for the pool assets, which errors may or may not have been material. All such errors were the result of data processing errors and/or the mistaken interpretation of data provided by other parties participating in the servicing function. All necessary adjustments to data processing systems and/or interpretive clarifications have been made to correct those errors and to remedy related procedures.


  Item 1123 of Regulation AB, Servicer Compliance Statement.

            See Exhibit 35.


                                PART IV


  Item 15. Exhibits, Financial Statement Schedules.

   (a) Exhibits


     (4) Pooling and Servicing Agreement dated as of June 1, 2006 among GS Mortgage Securities Corp., as depositor, IndyMac Bank, F.S.B. as a servicer, American Home Mortgage Servicing, Inc., as a servicer, Ocwen Loan Servicing, LLC, as a servicer, Wells Fargo Bank, N.A. as master servicer and securities administrator, and Deutsche Bank National Trust Company, as trustee (incorporated herein by reference from Exhibit 4.1 of the Current Report on Form 8-K of the registrant as filed with the Commission on June 26, 2006).


     (31) Rule 13a-14(d)/15d-14(d) Certifications.

    (33) Reports on assessment of compliance with servicing criteria for asset-backed securities.




      a) American Home Mortgage Servicing, Inc., as Servicer <F1>
      b) Deutsche Bank National Trust Company as Trustee <F1>
      c) IndyMac Bank, F.S.B., as Servicer <F1>
      d) Newport Management Corporation as Sub-Contractor for IndyMac Bank, F.S.B. <F1>
      e) Wells Fargo Bank, N.A., as Master Servicer <F1>
      f) Wells Fargo Bank, N.A., as Securities Administrator <F1>


     (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.


      a) American Home Mortgage Servicing, Inc., as Servicer <F1>
      b) Deutsche Bank National Trust Company as Trustee <F1>
      c) IndyMac Bank, F.S.B., as Servicer <F1>
      d) Newport Management Corporation as Sub-Contractor for IndyMac Bank, F.S.B. <F1>
      e) Wells Fargo Bank, N.A., as Master Servicer <F1>
      f) Wells Fargo Bank, N.A., as Securities Administrator <F1>


     (35) Servicer compliance statement.


      a) American Home Mortgage Servicing, Inc., as Servicer <F1>
      c) IndyMac Bank, F.S.B., as Servicer <F1>
      e) Wells Fargo Bank, N.A., as Master Servicer <F1>


   (b) See (a) above.

   (c) Not applicable.


  <F1> Filed herewith.



                                SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



    GS Mortgage Securities Corp.
    (Depositor)



    /s/ Michelle Gill
    Michelle Gill, Vice President

    Date:      March 30, 2007


  Exhibit Index

  Exhibit No.

     (4) Pooling and Servicing Agreement dated as of June 1, 2006 among GS Mortgage Securities Corp., as depositor, IndyMac Bank, F.S.B. as a servicer, American Home Mortgage Servicing, Inc., as a servicer, Ocwen Loan Servicing, LLC, as a servicer, Wells Fargo Bank, N.A. as master servicer and securities administrator, and Deutsche Bank National Trust Company, as trustee (incorporated herein by reference from Exhibit 4.1 of the Current Report on Form 8-K of the registrant as filed with the Commission on June 26, 2006).


     (31) Rule 13a-14(d)/15d-14(d) Certifications.

    (33) Reports on assessment of compliance with servicing criteria for asset-backed securities.




      a) American Home Mortgage Servicing, Inc., as Servicer
      b) Deutsche Bank National Trust Company as Trustee
      c) IndyMac Bank, F.S.B., as Servicer
      d) Newport Management Corporation as Sub-Contractor for IndyMac Bank, F.S.B.
      e) Wells Fargo Bank, N.A., as Master Servicer
      f) Wells Fargo Bank, N.A., as Securities Administrator


     (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.


      a) American Home Mortgage Servicing, Inc., as Servicer
      b) Deutsche Bank National Trust Company as Trustee
      c) IndyMac Bank, F.S.B., as Servicer
      d) Newport Management Corporation as Sub-Contractor for IndyMac Bank, F.S.B.
      e) Wells Fargo Bank, N.A., as Master Servicer
      f) Wells Fargo Bank, N.A., as Securities Administrator


     (35) Servicer compliance statement.


      a) American Home Mortgage Servicing, Inc., as Servicer
      c) IndyMac Bank, F.S.B., as Servicer
      e) Wells Fargo Bank, N.A., as Master Servicer


  EX-31 Rule 13a-14(d)/15d-14(d) Certifications

  Re: GSAMP Trust 2006-S4 (the "Trust") Mortgage Pass-Through Certificates, Series 2006-S4, issued pursuant to the Pooling and Servicing Agreement dated as of June 1, 2006 (the "Pooling and Servicing Agreement"), among GS Mortgage Securities Corp., as depositor (the "Depositor"), Ocwen Loan Servicing, LLC, as servicer ("Ocwen"), IndyMac Bank, F.S.B., as servicer ("IndyMac"), American Home Mortgage Servicing, Inc., as servicer ("AHMSI" and together with Ocwen and IndyMac, the "Servicers"), Wells Fargo Bank, N.A., as a master servicer and securities administrator ("Wells Fargo") and Deutsche Bank National Trust Company, as trustee (the "Trustee").

  I, Michelle Gill, certify that:

  1. I have reviewed this report on Form 10-K and all reports on Form 10-D required to be filed in respect of the period covered by this report on Form 10-K of the Trust;

  2. Based on my knowledge, the Exchange Act periodic reports, taken as a whole, do not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

  3. Based on my knowledge, all of the distribution, servicing and other information required to be provided under Form 10-D for the period covered by this report is included in the Exchange Act periodic reports;

  4. Based on my knowledge and the servicer compliance statements required in this report under Item 1123 of Regulation AB, and except as disclosed in the Exchange Act periodic reports, the Servicer has fulfilled its obligations under the Pooling and Servicing Agreement in all material respects; and

  5. All of the reports on assessment of compliance with servicing criteria for asset-backed securities and their related attestation reports on assessment of compliance with servicing criteria for asset-backed securities required to be included in this report in accordance with Item 1122 of Regulation AB and Exchange Act Rules 13a-18 and 15d-18 have been included as an exhibit to this report, except as otherwise disclosed in this report. Any material instances of noncompliance described in such reports have been disclosed in this report on Form 10-K.

     In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties:
     American Home Mortgage Servicing, Inc. as Servicer, IndyMac Bank, F.S.B. as Servicer, Ocwen Loan Servicing, LLC as Servicer,
     Wells Fargo Bank, N.A. as Master Servicer and Wells Fargo Bank, N.A. as Securities Administrator.


     Dated:    March 30, 2007

     /s/ Michelle Gill
     Signature

     Vice President
     Title


EX-33 (a)
(logo) American Home Mortgage Servicing

4600 Regent Boulevard, Suite 200
Irving, Texas 75063

Tel: (877) 304-3100

American Home Mortgage Servicing, Inc.'s Report on Assessment of Compliance with Servicing Criteria

The undersigned has caused an assessment to be made of the servicer's compliance with the servicing criteria set forth in Regulation AB.

American Home Mortgage Servicing, Inc (the "Asserting Party") is responsible for assessing compliance as of December 31, 2006 and for the period from January 1, 2006 to December 31, 2006 (the "Reporting Period") with the servicing criteria set forth in Title 17, Section 229.1122(d) of the Code of Federal Regulations (the "CFR"), except for those portions of criteria 229.1122(d)(3)(ii) pertaining to amounts due to investors are allocated and remitted in accordance with distribution priority and other terms as set forth in the transaction agreements, which the Asserting Party has concluded are not applicable to the servicing activities it performs with respect to the asset-backed securities transactions covered by this report (the "Applicable Servicing Criteria"). The Asserting Party has engaged vendors to perform certain portions of criteria 1122(d)(4)(iv) and 1122(d)(4)(xi) for which it has elected to take responsibility. The Platform includes all residential mortgage loans serviced by the asserting party (the "Platform").

The Asserting Party has assessed its compliance with the Applicable Servicing Criteria as of December 31, 2006 and for the Reporting Period and has concluded that the Asserting Party has complied, in all material respects, with the Applicable Servicing Criteria with respect to the Platform taken as a whole.

Deloitte & Touche LLP, an independent registered public accounting firm, has issued an attestation report on the undersigned's assessment of compliance with the Applicable Servicing Criteria as of December 31, 2006, and for the Reporting Period as set forth in this assertion.

Date: March 1, 2007

American Home Mortgage Servicing, Inc
By: /s/ Michael Strauss
Michael Strauss
Chief Executive Officer

By: /s/ Steve Hozie
Steve Hozie
Chief Financial Officer

By: /s/ David Friedman
David Friedman
Executive Vice President

Licensed Or Authorized Mortgage Lender Throughout The Fifty States And The District of Columbia An American Home Mortgage Investment Corp.Company New York Stock Exhange Listing Symbol - AHM

(logo) EQUAL HOUSING LENDER





EX-33 (b)
Appendix I

MANAGEMENT'S ASSERTION OF COMPLIANCE

Management of the Trust & Securities Services department of Deutsche Bank National Trust Company and Deutsche Bank Trust Company Americas (collectively the "Company") is responsible for assessing compliance with the servicing criteria set forth in Item 1122(d) of Regulation AB promulgated by the Securities and Exchange Commission. Management has determined that the servicing criteria are applicable in regard to the servicing platform for the period as follows:

Platform: Publicly-issued (i.e., transaction-level reporting required under the Securities Exchange Act of 1934, as amended) residential mortgage -backed securities and other asset-backed securities issued on or after January 1, 2006 for which the Company provides trustee, securities administration or paying agent services, excluding any publicly issued transactions sponsored or issued by any government sponsored entity (the "Platform").

Applicable Servicing Criteria: All servicing criteria set forth in
Item 1122(d), except for the following criteria: 1122(d)(2)(iii),1122(d)(4)(iv), 1122(d)(4)(v), 1122(d)(4)(vi), 1122(d)(4)(vii), 1122(d)(4)(viii), 1122(d)(4)
(ix), 1122(d)(4)(x), 1122(d)(4)(xi), 1122(d)(4)(xii), 1122(d)(4)(xiii) and 1122
(d)(4)(xiv), which management has determined are not applicable to the activities the Company performs with respect to the Platform (the "Applicable Servicing Criteria").

Period: Twelve months ended December 31, 2006 (the "Period").

Management's interpretation of Applicable Servicing Criteria: The Company's management has determined that servicing criteria 1122(d)(1)(iii) is applicable only with respect to its continuing obligation to act as, or locate a, successor servicer under the circumstances referred to in certain governing documents. It is management's interpretation that Deutsche Bank Trust Company America has no other active back-up servicing responsibilities in regards to 1122(d)(1)(iii) as of and for the Period.

Third parties classified as vendors: With respect to servicing criteria 1122(d)
(2)(i), 1122(d)(4)(i), and 1122(d)(4)(ii), management has engaged various vendors to perform the activities required by these servicing criteria. The Company's management has determined that these vendors are not considered a "servicer" as defined in Item 1101(j) of Regulation AB, and the Company's management has elected to take responsibility for assessing compliance with the servicing criteria applicable to each vendor as permitted by Interpretation
17.06 of the SEC Division of Corporation Finance Manual of Publicly Available Telephone Interpretations ("Interpretation 17.06"). As permitted by Interpretation 17.06, management has asserted that it has policies and procedures in place to provide reasonable assurance that the vendor's activities comply in all material respects with the servicing criteria applicable to each vendor. The Company's management is solely responsible for determining that it meets the SEC requirements to apply Interpretation 17.06 for the vendors and related criteria.

With respect to the Platform, the Company's management provides the following assertion of compliance with respect to the Applicable Servicing Criteria:

1. The Company's management is responsible for assessing the Company's compliance with the Applicable Servicing Criteria as of and for the Period.

2.The Company's management has assessed compliance with the Applicable Servicing Criteria, including servicing criteria for which compliance is determined based on Interpretation 17.06 as described above, as of and for the Period. In performing this assessment, management used the criteria set forth by the Securities and Exchange Commission in paragraph (d) of Item 1122 of Regulation AB.

3. Based on such assessment, as of and for the Period, the Company has complied, in all material respects, with the Applicable Servicing Criteria.

KPMG LLP, a registered public accounting firm, has issued an attestation report with respect to the management's assertion of compliance with the Applicable Servicing Criteria as of and for the Period.


(page)


Appendix I


DEUTSCHE BANK NATIONAL TRUST COMPANY

By: /s/ Gary R. Vaughan
Name: Gary R. Vaughan
Its: Managing Director

By: /s/ David Co
Name: David Co
Its: Director

By: /s/ Jose Sicilia
Name: Jose Sicilia
Its: Managing Director

By: /s/ Kevin Fischer
Name: Kevin Fischer
Its: Vice President

By: /s/ Robert Frier
Name: Robert Frier
Its: Director

DEUTSCHE BANK TRUST COMPANY AMERICAS

By: /s/ Kevin C. Weeks
Name: Kevin C. Weeks
Its: Managing Director

By: /s/ Jenna Kaufman
Name: Jenna Kaufman
Its: Director




EX-33 (c)
(logo) imb
IndymacBank


Management's Assertion on Compliance with Applicable
Regulation AB Servicing Criteria


1. IndyMac Bank, F.S.B. ("Indymac") is responsible for assessing compliance with the servicing criteria applicable to it under paragraph (d) of
        Item 1122 of Regulation AB, as of and for the 12-month period ended December 31, 2006 (the "Reporting Period"), as set forth in Appendix A hereto. The transactions covered by this report (these transactions collectively referred to as the "Servicing Platform") include public asset-backed securitization transactions closed on or after January 1, 2006, for which Indymac acted as servicer, excluding any transactions sponsored or issued by government sponsored enterprises or Government National Mortgage Association. The Servicing Platform also includes other servicing contracts, the terms of which require Indymac to submit reports in accordance with Item 1122 of the Regulation AB. The Servicing Platform's asset type is single family residential mortgage loans that are not home-equity lines of credit or reverse mortgages and that do not receive the benefit of insurance by the Federal Housing Administration or guarantees from the United States Department of Veterans Affairs or the Rural Housing Service;

2. Indymac has engaged certain vendors (the "Vendors") to perform specific, limited or scripted activities, and Indymac has elected to take responsibility for assessing compliance with the servicing criteria or portion of the servicing criteria applicable to such Vendors' activities as set forth in Appendix A hereto, as permitted by Interpretation 17.06 of the Securities and Exchange Commission ("SEC") Division of Corporate Finance Manual of Publicly Available Telephone Interpretations ("Interpretation 17.06"), except for certain Vendors that have provided their own reports on assessment of compliance with the applicable servicing criteria. Indymac determined the Vendors are not "servicers" as defined in Item 1101(j) of Regulation AB and asserted that it has policies and procedures in place to provide reasonable assurance that the Vendors' activities comply, in all material respects, with the servicing criteria applicable to each Vendor;

3. Except as set forth in paragraph 4 below, Indymac used the criteria set forth in paragraph (d) of Item 1122 of Regulation AB to assess the compliance with the applicable servicing criteria;

4. The criteria listed in the column titled "Inapplicable Servicing Criteria" on Appendix A hereto are inapplicable to Indymac based on the activities it performs, directly or through its Vendors for which Indymac has elected to take responsibility for assessing compliance with the applicable servicing criteria, with respect to the Servicing Platform taken as a whole;

5. Indymac has complied, in all material respects, with the applicable servicing criteria as of December 31, 2006 and for the Reporting Period with respect to the Servicing Platform taken as a whole;


(page)


6. Indymac has not identified and is not aware of any material instance of noncompliance as of December 31, 2006 and for the Reporting Period with respect to the Servicing Platform taken as a whole by the Vendors for which Indymac has elected to take responsibility for assessing compliance with the applicable servicing criteria;

7. Indymac has not identified any material deficiency in its policies and procedures to monitor the compliance by the Vendors for which Indymac has elected to take responsibility for assessing compliance, with the applicable servicing criteria as of December 31, 2006 and for the Reporting Period with respect to the Servicing Platform taken as a whole; and

8. Ernst & Young, LLP, an independent registered public accounting firm, has issued an attestation report on Indymac's assessment of compliance with the applicable servicing criteria for the Reporting Period.


March 16, 2007

IndyMac Bank, F.S.B.


By: /s/ Anthony L. Ebers
Anthony L. Ebers
Executive Vice President
Chief Executive Officer
Indymac Consumer Bank


(page)



APPENDIX A


                                                                                                                INAPPLICABLE
                                                                                     APPLICABLE                   SERVICING
                             SERVICING CRITERIA                                 SERVICING CRITERIA                CRITERIA
                                                                                             Performed   Performed by         NOT
                                                                                                by      subservicer(s)  performed by
                                                                                             Vendor(s)   or vendor(s)    Indymac or
                                                                                             for which    for which           by
                                                                                Performed   Indymac is    Indymac is  subservicer(s)
                                                                                Directly        the         NOT the     or vendor(s)
                                                                                   by       Responsible  Responsible     retained by
                                                                                 Indymac       Party        Party^1        Indymac^2
Reference                                    Criteria

General Servicing Considerations

                    Policies and procedures are instituted to monitor any
                    performance or other triggers and events of default in                                                     X
1122(d)(1)(i)       accordance with the transaction agreements.

                    If any material servicing activities are outsourced to third
                    parties, policies and procedures are instituted to monitor      X
                    the third party's performance and compliance with such
1122(d)(1)(ii)      servicing activities.

                    Any requirements in the transaction agreements to maintain a                                               X
1122(d)(1)(iii)     back-up servicer for the pool assets are maintained.

                    A fidelity bond and errors and omissions policy is in effect on the party participating in the servicing function
                    throughout the reporting period in the amount of coverage       X
                    required by and otherwise in accordance with the terms of
1122(d)(1)(iv)      the transaction agreements.

Cash Collection and Administration

                    Payments on pool assets are deposited into the appropriate custodial bank accounts and related bank clearing accounts
                    no more than two business days following receipt, or such      X^3           X^3
                    other number of days specified in the transaction
1122(d)(2)(i)       agreements.

                    Disbursements made via wire transfer on behalf of an obligor    X
1122(d)(2)(ii)      or to an investor are made only by authorized personnel.

                    Advances of funds or guarantees regarding collections, cash
                    flows or distributions, and any interest or other fees          X
                    charged for such advances, are made, reviewed and approved
1122(d)(2)(iii)     as specified in the transaction agreements.

                    The related accounts for the transaction, such as cash
                    reserve accounts or accounts established as a form of
                    overcollateralization, are separately maintained (e.g., with    X
                    respect to commingling of cash) as set forth in the
1122(d)(2)(iv)      transaction agreements.

                    Each custodial account is maintained at a federally insured depository institution as set forth in the transaction
                    agreements. For purposes of this criterion, "federally          X
                    insured depository institution" with respect to a foreign
                    financial institution means a foreign financial institution that meets the requirements of Rule 13k-1(b)(1) of the
1122(d)(2)(v)       Securities Exchange Act.

                    Unissued checks are safeguarded so as to prevent                X
1122(d)(2)(vi)      unauthorized access.


(page)


APPENDIX A


                                                                                                                INAPPLICABLE
                                                                                     APPLICABLE                   SERVICING
                             SERVICING CRITERIA                                 SERVICING CRITERIA                CRITERIA
                                                                                             Performed   Performed by         NOT
                                                                                                by      subservicer(s)  performed by
                                                                                             Vendor(s)   or vendor(s)    Indymac or
                                                                                             for which    for which           by
                                                                                Performed   Indymac is    Indymac is  subservicer(s)
                                                                                Directly        the         NOT the     or vendor(s)
                                                                                   by       Responsible  Responsible     retained by
                                                                                 Indymac       Party        Party^1        Indymac^2
Reference                                    Criteria

                    Reconciliations are prepared on a monthly basis for all
                    asset-backed securities related bank accounts, including
                    custodial accounts and related bank clearing accounts. These reconciliations are (A) mathematically accurate; (B)
                    prepared within 30 calendar days after the bank statement
                    cutoff date, or such other number of days specified in the      X
                    transaction agreements; (C) reviewed and approved by someone other than the person who prepared the reconciliation; and
                    (D) contain explanations for reconciling items. These
                    reconciling items are resolved within 90 calendar days of
                    their original identification, or such other number of days
1122(d)(2)(vii)     specified in the transaction agreements.

Investor Remittances and Reporting      .

                    Reports to investors, including those to be filed with the
                    Commission, are maintained in accordance with the
                    transaction agreements and applicable Commission
                    requirements. Specifically, such reports (A) are prepared in accordance with timeframes and other terms set forth in the
                    transaction agreements; (B) provide information calculated    X^4,5                                       X^4
                    in accordance with the terms specified in the transaction
                    agreements; (C) are filed with the Commission as required by its rules and regulations; and (D) agree with investors' or the trustee's records as to the total unpaid principal
                    balance and number of [pool assets] serviced by the
1122(d)(3)(i)       servicer.

                    Amounts due to investors are allocated and remitted in
                    accordance with timeframes, distribution priority and other   X^5
1122(d)(3)(ii)      terms set forth in the transaction agreements.

                    Disbursements made to an investor are posted within two
                    business days to the servicer's investor records, or such     X^5
                    other number of days specified in the transaction
1122(d)(3)(iii)     agreements.

                    Amounts remitted to investors per the investor reports agree
                    with cancelled checks, or other form of payment, or           X^5
1122(d)(3)(iv)      custodial bank statements.

Pool Asset Administration

                    Collateral or security on pool assets is maintained as
                    required by the transaction agreements or related mortgage      X
1122(d)(4)(i)       loan documents.

                    Pool assets and related documents are safeguarded as                                                       X
1122(d)(4)(ii)      required by the transaction agreements

                    Any additions, removals or substitutions to the asset pool
                    are made, reviewed and approved in accordance with any          X
1122(d)(4)(iii)     conditions or requirements in the transaction agreements.

                    Payments on pool assets, including any payoffs, made in
                    accordance with the related [pool asset] documents are
                    posted to the Servicer's obligor records maintained no more    X^3          X^3
                    than two business days after receipt, or such other number of days specified in the transaction agreements, and
                    allocated to principal, interest or other items (e.g.,
1122(d)(4)(iv)      escrow) in accordance with the related pool

(page)


APPENDIX A


                                                                                                                INAPPLICABLE
                                                                                     APPLICABLE                   SERVICING
                             SERVICING CRITERIA                                 SERVICING CRITERIA                CRITERIA
                                                                                             Performed   Performed by         NOT
                                                                                                by      subservicer(s)  performed by
                                                                                             Vendor(s)   or vendor(s)    Indymac or
                                                                                             for which    for which           by
                                                                                Performed   Indymac is    Indymac is  subservicer(s)
                                                                                Directly        the         NOT the     or vendor(s)
                                                                                   by       Responsible  Responsible     retained by
                                                                                 Indymac       Party        Party^1        Indymac^2
Reference                                    Criteria

                    asset documents.

                    The servicer's records regarding the pool assets agree with
                    the servicer's records with respect to an obligor's unpaid      X
1122(d)(4)(v)       principal balance.

                    Changes with respect to the terms or status of an obligor's pool assets (e.g., loan modifications or re-agings) are
                    made, reviewed and approved by authorized personnel in          X
                    accordance with the transaction agreements and related pool
1122(d)(4)(vi)      asset documents.

                    Loss mitigation or recovery actions (e.g., forbearance
                    plans, modifications and deeds in lieu of foreclosure,
                    foreclosures and repossessions, as applicable) are             X^6          X^6
                    initiated, conducted and concluded in accordance with the
                    timeframes or other requirements established by the
1122(d)(4)(vii)     transaction agreements.

                    Records documenting collection efforts are maintained during the period a pool asset is delinquent in accordance with the transaction agreements. Such records are maintained on at
                    least a monthly basis, or such other period specified in the    X
                    transaction agreements, and describe the entity's activities in monitoring delinquent pool assets including, for example, phone calls, letters and payment rescheduling plans in cases where delinquency is deemed temporary (e.g., illness or
1122(d)(4)(viii)    unemployment).

                    Adjustments to interest rates or rates of return for pool
                    assets with variable rates are computed based on the related    X
1122(d)(4)(ix)      pool asset documents.

                    Regarding any funds held in trust for an obligor (such as
                    escrow accounts): (A) such funds are analyzed, in accordance with the obligor's [pool asset] documents, on at least an
                    annual basis, or such other period specified in the
                    transaction agreements; (B) interest on such funds is paid,     X
                    or credited, to obligors in accordance with applicable [pool asset] documents and state laws; and (C) such funds are
                    returned to the obligor within 30 calendar days of full
                    repayment of the related pool assets, or such other number
1122(d)(4)(x)       of days specified in the transaction agreements.

                    Payments made on behalf of an obligor (such as tax or
                    insurance payments) are made on or before the related
                    penalty or expiration dates, as indicated on the appropriate
                    bills or notices for such payments, provided that such         X^7          X^7         X^7
                    support has been received by the Servicer at least 30
                    calendar days prior to these dates, or such other number of
1122(d)(4)(xi)      days specified in the transaction agreements.

                    Any late payment penalties in connection with any payment to
                    be made on behalf of an obligor are paid from the Servicer's   X^7          X^7
                    funds and not charged to the obligor, unless the late
1122(d)(4)(xii)     payment was due to the obligor's error or omission.


(page)


APPENDIX A


                                                                                                                INAPPLICABLE
                                                                                     APPLICABLE                   SERVICING
                             SERVICING CRITERIA                                 SERVICING CRITERIA                CRITERIA
                                                                                             Performed   Performed by         NOT
                                                                                                by      subservicer(s)  performed by
                                                                                             Vendor(s)   or vendor(s)    Indymac or
                                                                                             for which    for which           by
                                                                                Performed   Indymac is    Indymac is  subservicer(s)
                                                                                Directly        the         NOT the     or vendor(s)
                                                                                   by       Responsible  Responsible     retained by
                                                                                 Indymac       Party        Party^1        Indymac^2
Reference                                    Criteria

                    Disbursements made on behalf of an obligor are posted within
                    two business days to the obligor's records maintained by the   X^7          X^7
                    Servicer, or such other number of days specified in the
1122(d)(4)(xiii)    transaction agreements.

                    Delinquencies, charge-offs and uncollectible accounts are
                    recognized and recorded in accordance with the transaction      X
1122(d)(4)(xiv)     agreements.

                    Any external enhancement or other support, identified in
                    Item 1114(a)(1) through (3) or Item 1115 of Regulation AB,                                                 X
1122(d)(4)(xv)      is maintained as set forth in the transaction agreements.


(page)


APPENDIX A


Footnotes to Appendix A Servicing Criteria

1 The activities pertaining to these criteria or portions of these criteria are performed by subservicer(s) or vendor(s) retained by Indymac which provided a separate assessment of compliance in accordance with Item 1122 of Regulation AB. 2 These criteria are inapplicable to the Servicing Platform as of December 31, 2006 and for the Reporting Period since Indymac, directly or through its Vendors for which Indymac has elected to take responsibility for assessing compliance with the applicable servicing criteria, was not required to perform any related activities.
3 Indymac performs the activities pertaining to these criteria, except for the specific, limited activities, primarily of initial processing of pool asset payments, performed by its lockbox vendor.
4 The criterion 1122(d)(3)(i)(C) is inapplicable to the Servicing Platform as of December 31, 2006 and for the Reporting Period based on the activities Indymac performed.
5 Indymac has defined the "Investor" as a party to whom Indymac reports and remits under the applicable transaction agreements. Indymac has no responsibility for transaction waterfall or allocation calculations and payments or individual security holder records.
6 Indymac performs the activities pertaining to this criterion, except for the specific, limited activities performed by its foreclosure and bankruptcy vendors.
7 Indymac performs the activities pertaining to these criteria, except for the specific, limited activities performed by its tax and/or insurance monitoring vendors. Indymac has elected to take responsibility for assessing compliance with these servicing criteria with respect to the activities of its tax vendor. Indymac's insurance vendor has provided their own report on assessment of compliance with the applicable servicing criterion.





EX-33 (d)
ASSESSMENT OF COMPLIANCE WITH APPLICABLE SERVICING CRITERIA

Newport Management Corporation (the "Asserting Party") provides this assessment of compliance with respect to its performance of functions for the Applicable Servicing Criteria, as specified in Item 1122(d) of Regulation AB promulgated by the Securities and Exchange Commission, in regards to the loans selected in the Platform for the following Period:

Platform: Pools of loans, underlying publicly-issued residential mortgage-backed securities that were issued on or after January 1, 2006 by IndyMac Bank ("IndyMac"), on which escrow payments were disbursed in 2006, specifically Item 1122(d)(4)(xi), only as it relates to the "Applicable Servicing Criteria" described below, and as disclosed by IndyMac to the Asserting Party (collectively, "Eligible Loans", as identified in Schedule A).

Period: As of and for the year ended December 31, 2006.

Applicable Servicing Criteria: the servicing criteria which applies to the functions performed by the Asserting Party is set forth in Section 229.1122(d)(4)(xi) ("Applicable Servicing Criteria"). With respect to the Applicable Servicing Criteria, the Asserting Party performs the following limited functions:
1. Processes the obligor's hazard insurance information it receives and provides IndyMac with the applicable hazard insurance effective date, payment amount, and payee (collectively, "Insurance Information");
2. Provides the Insurance Information to IndyMac no later than 5 days prior to the applicable expiration date as indicated in the Insurance Information.

With respect to the Platform, and with respect to the Period, the Asserting Party provides the following assessment of its compliance in respect of the Applicable Servicing Criteria (as defined above):

1. The Asserting Party is responsible for assessing its compliance with respect to the functions it performs for the Applicable Servicing Criteria.

2. The Asserting Party has assessed its compliance with respect to the functions it performs for the Applicable Servicing Criteria.

3. Other than as identified on Schedule B hereto, as of and for the Period, the Asserting Party was in material compliance with respect to the functions it performs for the Applicable Servicing Criteria.

KPMG, LLP, an independent registered public accounting firm, has issued an attestation report with respect to the Asserting Party's foregoing assessment of compliance.



NEWPORT MANAGEMENT CORPORATION

By:
/s/ Mark A. McElroy
Mark A. McElroy

Its: Executive Vice President

Dated: February 27, 2007


(page)


SCHEDULE A

ELIGIBLE LOANS

LOAN NUMBER                       Loan Number           Sale                        Sale Name                 Principal Balance
 XXXXX6993           6993         XXXXXX6993             458                  ACE 2006-SD3 11/30/06              $287,556.98
 XXXXX9623           9623         XXXXXX9623             458                  ACE 2006-SD3 11/30/06              $558,996.49
 XXXXX7955           7955         XXXXXX7955             458                  ACE 2006-SD3 11/30/06              $175,430.38
 XXXXX7345           7345         XXXXXX7345             458                  ACE 2006-SD3 11/30/06               $70,753.05
 XXXXX1235           1235         XXXXXX1235             458                  ACE 2006-SD3 11/30/06               $74,759.76
 XXXXX8122           8122         XXXXXX8122             458                  ACE 2006-SD3 11/30/06              $156,934.63
 XXXXX7453           7453         XXXXXX7453             458                  ACE 2006-SD3 11/30/06              $126,069.87
 XXXXX2213           2213         XXXXXX2213             458                  ACE 2006-SD3 11/30/06              $119,674.35
 XXXXX0062           0062         XXXXXX0062             458                  ACE 2006-SD3 11/30/06              $109,781.35
 XXXXX9780           9780         XXXXXX9780             458                  ACE 2006-SD3 11/30/06              $289,862.00
 XXXXX7715           7715         XXXXXX7715             458                  ACE 2006-SD3 11/30/06              $112,833.14
 XXXXX9745           9745         XXXXXX9745             458                  ACE 2006-SD3 11/30/06              $195,000.00
 XXXXX4148           4148         XXXXXX4148             458                  ACE 2006-SD3 11/30/06              $361,351.47
 XXXXX2686           2686         XXXXXX2686             458                  ACE 2006-SD3 11/30/06               $73,145.15
 XXXXX1967           1967         XXXXXX1967             458                  ACE 2006-SD3 11/30/06              $335,557.49
 XXXXX7774           7774         XXXXXX7774             458                  ACE 2006-SD3 11/30/06              $384,269.41
 XXXXX1685           1685         XXXXXX1685             458                  ACE 2006-SD3 11/30/06              $359,265.51
 XXXXX8007           8007         XXXXXX8007             458                  ACE 2006-SD3 11/30/06               $83,102.65
 XXXXX1300           1300         XXXXXX1300             458                  ACE 2006-SD3 11/30/06               $24,954.91
 XXXXX2258           2258         XXXXXX2258             458                  ACE 2006-SD3 11/30/06               $15,162.27
 XXXXX6700           6700         XXXXXX6700             235                   BAFC 2006-D 04/28/06              $119,570.33
 XXXXX1788           1788         XXXXXX1788             235                   BAFC 2006-D 04/28/06              $404,999.76
 XXXXX3339           3339         XXXXXX3339             235                   BAFC 2006-D 04/28/06              $400,000.00
 XXXXX2592           2592         XXXXXX2592             235                   BAFC 2006-D 04/28/06              $294,300.00
 XXXXX5967           5967         XXXXXX5967             235                   BAFC 2006-D 04/28/06              $500,000.00
 XXXXX1058           1058         XXXXXX1058             235                   BAFC 2006-D 04/28/06              $469,214.60
 XXXXX5462           5462         XXXXXX5462             235                   BAFC 2006-D 04/28/06              $155,144.52
 XXXXX0385           0385         XXXXXX0385             235                   BAFC 2006-D 04/28/06              $180,945.32
 XXXXX9553           9553         XXXXXX9553             235                   BAFC 2006-D 04/28/06              $125,399.10
 XXXXX6418           6418         XXXXXX6418             235                   BAFC 2006-D 04/28/06               $77,900.00
 XXXXX8039           8039         XXXXXX8039             235                   BAFC 2006-D 04/28/06              $148,818.88
 XXXXX9762           9762         XXXXXX9762             235                   BAFC 2006-D 04/28/06              $441,750.00
 XXXXX4795           4795         XXXXXX4795             235                   BAFC 2006-D 04/28/06              $369,200.00
 XXXXX1134           1134         XXXXXX1134             235                   BAFC 2006-D 04/28/06              $500,000.00
 1006813693          3693         XXXXXX3693             235                   BAFC 2006-D 04/28/06              $959,951.93
 1006816126          6126         XXXXXX6126             235                   BAFC 2006-D 04/28/06              $150,376.68
 1006816449          6449         XXXXXX6449             235                   BAFC 2006-D 04/28/06              $432,000.00
 1006822520          2520         XXXXXX2520             235                   BAFC 2006-D 04/28/06              $445,840.00
 1006823361          3361         XXXXXX3361             235                   BAFC 2006-D 04/28/06              $649,762.13
 1006823486          3486         XXXXXX3486             235                   BAFC 2006-D 04/28/06                 $0.00
 1006825200          5200         XXXXXX5200             235                   BAFC 2006-D 04/28/06              $179,064.64
 1006827339          7339         XXXXXX7339             235                   BAFC 2006-D 04/28/06              $281,200.00
 1006827610          7610         XXXXXX7610             235                   BAFC 2006-D 04/28/06              $202,801.55
 1006828469          8469         XXXXXX8469             235                   BAFC 2006-D 04/28/06              $203,999.60
 1006832305          2305         XXXXXX2305             235                   BAFC 2006-D 04/28/06              $210,358.56
 1006834376          4376         XXXXXX4376             235                   BAFC 2006-D 04/28/06              $262,400.00
 1006836603          6603         XXXXXX6603             235                   BAFC 2006-D 04/28/06              $160,000.00
 1006839466          9466         XXXXXX9466             235                   BAFC 2006-D 04/28/06              $240,000.00
 1006841280          1280         XXXXXX1280             235                   BAFC 2006-D 04/28/06              $232,377.00
 1006841447          1447         XXXXXX1447             235                   BAFC 2006-D 04/28/06              $242,000.00
 1006841702          1702         XXXXXX1702             235                   BAFC 2006-D 04/28/06              $340,699.20
 1006841777          1777         XXXXXX1777             235                   BAFC 2006-D 04/28/06              $285,000.00
 1006841801          1801         XXXXXX1801             235                   BAFC 2006-D 04/28/06              $178,800.00
 1006842775          2775         XXXXXX2775             235                   BAFC 2006-D 04/28/06              $510,000.00
 1006843757          3757         XXXXXX3757             235                   BAFC 2006-D 04/28/06              $344,000.00
 1006844649          4649         XXXXXX4649             235                   BAFC 2006-D 04/28/06              $288,000.00
 1006845547          5547         XXXXXX5547             235                   BAFC 2006-D 04/28/06              $584,000.00
 1006846164          6164         XXXXXX6164             235                   BAFC 2006-D 04/28/06              $415,096.20
 1006846438          6438         XXXXXX6438             235                   BAFC 2006-D 04/28/06              $142,872.10
 1006846826          6826         XXXXXX6826             235                   BAFC 2006-D 04/28/06              $112,446.08
 1006846917          6917         XXXXXX6917             235                   BAFC 2006-D 04/28/06              $503,488.53
 1006847386          7386         XXXXXX7386             235                   BAFC 2006-D 04/28/06              $590,970.11
 1006851131          1131         XXXXXX1131             235                   BAFC 2006-D 04/28/06              $290,000.00
 1006851446          1446         XXXXXX1446             235                   BAFC 2006-D 04/28/06              $532,000.00
 1006851610          1610         XXXXXX1610             235                   BAFC 2006-D 04/28/06              $314,900.00
 1006851669          1669         XXXXXX1669             235                   BAFC 2006-D 04/28/06              $543,675.00
 1006852295          2295         XXXXXX2295             235                   BAFC 2006-D 04/28/06              $104,527.32
 1006852600          2600         XXXXXX2600             235                   BAFC 2006-D 04/28/06              $203,919.96
 1006855777          5777         XXXXXX5777             235                   BAFC 2006-D 04/28/06              $700,000.00
 1006856270          6270         XXXXXX6270             235                   BAFC 2006-D 04/28/06              $151,250.00
 1006857138          7138         XXXXXX7138             235                   BAFC 2006-D 04/28/06              $168,750.00
 1006857468          7468         XXXXXX7468             235                   BAFC 2006-D 04/28/06              $198,400.00
 1006859332          9332         XXXXXX9332             235                   BAFC 2006-D 04/28/06              $280,000.00
 1006860504          0504         XXXXXX0504             235                   BAFC 2006-D 04/28/06              $343,011.67
 1006861015          1015         XXXXXX1015             235                   BAFC 2006-D 04/28/06              $166,002.44
 1006861502          1502         XXXXXX1502             235                   BAFC 2006-D 04/28/06              $612,000.00
 1006861940          1940         XXXXXX1940             235                   BAFC 2006-D 04/28/06              $608,347.78
 1006862351          2351         XXXXXX2351             235                   BAFC 2006-D 04/28/06              $177,775.00
 1006862773          2773         XXXXXX2773             235                   BAFC 2006-D 04/28/06              $471,200.00
 1006862849          2849         XXXXXX2849             235                   BAFC 2006-D 04/28/06              $396,500.00
 1006868614          8614         XXXXXX8614             235                   BAFC 2006-D 04/28/06              $236,000.00
 1006869430          9430         XXXXXX9430             235                   BAFC 2006-D 04/28/06              $982,361.68
 1006869950          9950         XXXXXX9950             235                   BAFC 2006-D 04/28/06              $454,999.40
 1006870230          0230         XXXXXX0230             235                   BAFC 2006-D 04/28/06              $141,600.00
 1006872715          2715         XXXXXX2715             235                   BAFC 2006-D 04/28/06              $261,600.00
 1006873119          3119         XXXXXX3119             235                   BAFC 2006-D 04/28/06              $247,987.88
 1006876690          6690         XXXXXX6690             235                   BAFC 2006-D 04/28/06              $449,275.98
 1006877557          7557         XXXXXX7557             235                   BAFC 2006-D 04/28/06              $150,500.00
 1006880197          0197         XXXXXX0197             235                   BAFC 2006-D 04/28/06              $362,427.23
 1006880320          0320         XXXXXX0320             235                   BAFC 2006-D 04/28/06              $849,757.03
 1006880577          0577         XXXXXX0577             235                   BAFC 2006-D 04/28/06              $106,901.94
 1006880833          0833         XXXXXX0833             235                   BAFC 2006-D 04/28/06              $336,000.00
 1006881898          1898         XXXXXX1898             235                   BAFC 2006-D 04/28/06              $479,920.00
 1006882334          2334         XXXXXX2334             235                   BAFC 2006-D 04/28/06              $309,600.00
 1006882458          2458         XXXXXX2458             235                   BAFC 2006-D 04/28/06              $473,186.00
 1006882631          2631         XXXXXX2631             235                   BAFC 2006-D 04/28/06              $850,000.00
 1006886954          6954         XXXXXX6954             235                   BAFC 2006-D 04/28/06              $199,910.18
 1006887481          7481         XXXXXX7481             235                   BAFC 2006-D 04/28/06              $229,505.00
 1006887580          7580         XXXXXX7580             235                   BAFC 2006-D 04/28/06              $405,000.00
 1006888489          8489         XXXXXX8489             235                   BAFC 2006-D 04/28/06              $528,000.00
 1006890329          0329         XXXXXX0329             235                   BAFC 2006-D 04/28/06              $209,000.00
 1006891145          1145         XXXXXX1145             235                   BAFC 2006-D 04/28/06              $301,839.58
 1006892556          2556         XXXXXX2556             235                   BAFC 2006-D 04/28/06              $280,768.41
 1006895716          5716         XXXXXX5716             235                   BAFC 2006-D 04/28/06              $356,917.68
 1006898330          8330         XXXXXX8330             235                   BAFC 2006-D 04/28/06              $521,231.00
 1006898561          8561         XXXXXX8561             235                   BAFC 2006-D 04/28/06              $182,944.59
 1006899569          9569         XXXXXX9569             235                   BAFC 2006-D 04/28/06              $416,000.00
 1006900946          0946         XXXXXX0946             235                   BAFC 2006-D 04/28/06              $399,200.00
 1006901233          1233         XXXXXX1233             235                   BAFC 2006-D 04/28/06              $825,000.00
 1006901654          1654         XXXXXX1654             235                   BAFC 2006-D 04/28/06              $320,417.00
 1006901753          1753         XXXXXX1753             235                   BAFC 2006-D 04/28/06              $149,960.94
 1006904450          4450         XXXXXX4450             235                   BAFC 2006-D 04/28/06              $340,317.75
 1006906257          6257         XXXXXX6257             235                   BAFC 2006-D 04/28/06              $344,000.00
 1006907693          7693         XXXXXX7693             235                   BAFC 2006-D 04/28/06              $594,477.92
 1006910747          0747         XXXXXX0747             235                   BAFC 2006-D 04/28/06              $337,592.58
 1006911539          1539         XXXXXX1539             235                   BAFC 2006-D 04/28/06              $619,287.98
 1006915928          5928         XXXXXX5928             235                   BAFC 2006-D 04/28/06              $340,000.00
 1006916504          6504         XXXXXX6504             235                   BAFC 2006-D 04/28/06              $258,750.00
 1006916785          6785         XXXXXX6785             235                   BAFC 2006-D 04/28/06              $535,866.00
 1006917569          7569         XXXXXX7569             235                   BAFC 2006-D 04/28/06              $102,911.89
 1006918526          8526         XXXXXX8526             235                   BAFC 2006-D 04/28/06              $255,103.89
 1006918732          8732         XXXXXX8732             235                   BAFC 2006-D 04/28/06              $435,920.00
 1006920944          0944         XXXXXX0944             235                   BAFC 2006-D 04/28/06              $500,000.00
 1006925356          5356         XXXXXX5356             235                   BAFC 2006-D 04/28/06              $559,920.00
 1006926230          6230         XXXXXX6230             235                   BAFC 2006-D 04/28/06              $614,964.74
 1006927360          7360         XXXXXX7360             235                   BAFC 2006-D 04/28/06              $479,200.00
 1006927394          7394         XXXXXX7394             235                   BAFC 2006-D 04/28/06              $514,232.94
 1006928111          8111         XXXXXX8111             235                   BAFC 2006-D 04/28/06              $199,000.00
 1006929085          9085         XXXXXX9085             235                   BAFC 2006-D 04/28/06              $119,099.25
 1006930018          0018         XXXXXX0018             235                   BAFC 2006-D 04/28/06              $190,764.00
 1006932956          2956         XXXXXX2956             235                   BAFC 2006-D 04/28/06              $452,000.00
 1006933442          3442         XXXXXX3442             235                   BAFC 2006-D 04/28/06              $403,544.87
 1006935348          5348         XXXXXX5348             235                   BAFC 2006-D 04/28/06              $359,000.00
 1006936098          6098         XXXXXX6098             235                   BAFC 2006-D 04/28/06              $244,783.07
 1006936353          6353         XXXXXX6353             235                   BAFC 2006-D 04/28/06              $640,000.00
 1006940835          0835         XXXXXX0835             235                   BAFC 2006-D 04/28/06              $141,700.00
 1006944688          4688         XXXXXX4688             235                   BAFC 2006-D 04/28/06              $163,397.25
 1006944696          4696         XXXXXX4696             235                   BAFC 2006-D 04/28/06              $395,000.00
 1006944928          4928         XXXXXX4928             235                   BAFC 2006-D 04/28/06              $390,000.00
 1006945446          5446         XXXXXX5446             235                   BAFC 2006-D 04/28/06              $248,800.00
 1006945792          5792         XXXXXX5792             235                   BAFC 2006-D 04/28/06              $199,993.20
 1006946188          6188         XXXXXX6188             235                   BAFC 2006-D 04/28/06              $156,509.52
 1006950420          0420         XXXXXX0420             235                   BAFC 2006-D 04/28/06              $206,000.00
 1006950644          0644         XXXXXX0644             235                   BAFC 2006-D 04/28/06              $375,000.00
 1006951170          1170         XXXXXX1170             235                   BAFC 2006-D 04/28/06              $285,000.00
 1006951824          1824         XXXXXX1824             235                   BAFC 2006-D 04/28/06              $240,000.00
 1006959082          9082         XXXXXX9082             235                   BAFC 2006-D 04/28/06              $214,990.00
 1006959405          9405         XXXXXX9405             235                   BAFC 2006-D 04/28/06              $540,000.00
 1006960049          0049         XXXXXX0049             235                   BAFC 2006-D 04/28/06                 $0.00
 1006962680          2680         XXXXXX2680             235                   BAFC 2006-D 04/28/06              $543,996.54
 1006964116          4116         XXXXXX4116             235                   BAFC 2006-D 04/28/06              $241,456.80
 1006964900          4900         XXXXXX4900             235                   BAFC 2006-D 04/28/06              $627,594.39
 1006965493          5493         XXXXXX5493             235                   BAFC 2006-D 04/28/06              $400,000.00
 1006966715          6715         XXXXXX6715             235                   BAFC 2006-D 04/28/06              $546,705.67
 1006971699          1699         XXXXXX1699             235                   BAFC 2006-D 04/28/06              $239,000.00
 1006974636          4636         XXXXXX4636             235                   BAFC 2006-D 04/28/06              $650,000.00
 1006975070          5070         XXXXXX5070             235                   BAFC 2006-D 04/28/06              $322,500.00
 1006977811          7811         XXXXXX7811             235                   BAFC 2006-D 04/28/06              $590,000.00
 1006978488          8488         XXXXXX8488             235                   BAFC 2006-D 04/28/06              $147,672.03
 1006979478          9478         XXXXXX9478             235                   BAFC 2006-D 04/28/06              $364,999.15
 1006979916          9916         XXXXXX9916             235                   BAFC 2006-D 04/28/06              $118,400.00
 1006982340          2340         XXXXXX2340             235                   BAFC 2006-D 04/28/06              $272,800.02
 1006984445          4445         XXXXXX4445             235                   BAFC 2006-D 04/28/06              $196,000.00
 1006984510          4510         XXXXXX4510             235                   BAFC 2006-D 04/28/06              $379,047.55
 1006984536          4536         XXXXXX4536             235                   BAFC 2006-D 04/28/06              $420,000.00
 1006985590          5590         XXXXXX5590             235                   BAFC 2006-D 04/28/06              $389,089.97
 1006985665          5665         XXXXXX5665             235                   BAFC 2006-D 04/28/06              $139,500.00
 1006986077          6077         XXXXXX6077             235                   BAFC 2006-D 04/28/06              $483,756.99
 1006986887          6887         XXXXXX6887             235                   BAFC 2006-D 04/28/06              $150,916.61
 1006992315          2315         XXXXXX2315             235                   BAFC 2006-D 04/28/06              $212,051.00
 1006994618          4618         XXXXXX4618             235                   BAFC 2006-D 04/28/06              $160,000.00
 1006995599          5599         XXXXXX5599             235                   BAFC 2006-D 04/28/06              $226,200.00
 1007000126          0126         XXXXXX0126             235                   BAFC 2006-D 04/28/06              $413,395.31
 1007001447          1447         XXXXXX1447             235                   BAFC 2006-D 04/28/06              $508,000.00
 1007002650          2650         XXXXXX2650             235                   BAFC 2006-D 04/28/06              $372,400.00
 1007003393          3393         XXXXXX3393             235                   BAFC 2006-D 04/28/06              $511,997.41
 1007003658          3658         XXXXXX3658             235                   BAFC 2006-D 04/28/06               $88,000.00
 1007005935          5935         XXXXXX5935             235                   BAFC 2006-D 04/28/06              $649,433.66
 1007006578          6578         XXXXXX6578             235                   BAFC 2006-D 04/28/06              $239,665.76
 1007006685          6685         XXXXXX6685             235                   BAFC 2006-D 04/28/06              $221,444.00
 1007007519          7519         XXXXXX7519             235                   BAFC 2006-D 04/28/06              $391,050.00
 1007007576          7576         XXXXXX7576             235                   BAFC 2006-D 04/28/06              $319,862.39
 1007012907          2907         XXXXXX2907             235                   BAFC 2006-D 04/28/06              $543,529.04
 1007013467          3467         XXXXXX3467             235                   BAFC 2006-D 04/28/06              $145,000.00
 1007013533          3533         XXXXXX3533             235                   BAFC 2006-D 04/28/06              $259,863.97
 1007013830          3830         XXXXXX3830             235                   BAFC 2006-D 04/28/06              $608,230.13
 1007015926          5926         XXXXXX5926             235                   BAFC 2006-D 04/28/06              $424,000.00
 1007018029          8029         XXXXXX8029             235                   BAFC 2006-D 04/28/06              $358,823.93
 1007018144          8144         XXXXXX8144             235                   BAFC 2006-D 04/28/06              $359,993.34
 1007021833          1833         XXXXXX1833             235                   BAFC 2006-D 04/28/06              $415,000.00
 1007022609          2609         XXXXXX2609             235                   BAFC 2006-D 04/28/06              $524,000.00
 1007023607          3607         XXXXXX3607             235                   BAFC 2006-D 04/28/06              $499,907.04
 1007023730          3730         XXXXXX3730             235                   BAFC 2006-D 04/28/06              $184,235.48
 1007024183          4183         XXXXXX4183             235                   BAFC 2006-D 04/28/06              $124,000.00
 1007026311          6311         XXXXXX6311             235                   BAFC 2006-D 04/28/06              $138,500.00
 1007028606          8606         XXXXXX8606             235                   BAFC 2006-D 04/28/06              $750,000.00
 1007029224          9224         XXXXXX9224             235                   BAFC 2006-D 04/28/06              $417,000.00
 1007032053          2053         XXXXXX2053             235                   BAFC 2006-D 04/28/06              $464,000.00
 1007035098          5098         XXXXXX5098             235                   BAFC 2006-D 04/28/06              $213,109.61
 1007037201          7201         XXXXXX7201             235                   BAFC 2006-D 04/28/06              $313,275.68
 1007039314          9314         XXXXXX9314             235                   BAFC 2006-D 04/28/06              $512,000.00
 1007042821          2821         XXXXXX2821             235                   BAFC 2006-D 04/28/06              $547,937.78
 1007046715          6715         XXXXXX6715             235                   BAFC 2006-D 04/28/06              $459,486.08
 1007046954          6954         XXXXXX6954             235                   BAFC 2006-D 04/28/06             $1,000,000.00
 1007048471          8471         XXXXXX8471             235                   BAFC 2006-D 04/28/06              $610,991.64
 1007049693          9693         XXXXXX9693             235                   BAFC 2006-D 04/28/06              $381,847.54
 1007049909          9909         XXXXXX9909             235                   BAFC 2006-D 04/28/06               $98,592.48
 1007050741          0741         XXXXXX0741             235                   BAFC 2006-D 04/28/06              $249,198.68
 1007051020          1020         XXXXXX1020             235                   BAFC 2006-D 04/28/06              $373,207.33
 1007051863          1863         XXXXXX1863             235                   BAFC 2006-D 04/28/06              $525,000.00
 1007052424          2424         XXXXXX2424             235                   BAFC 2006-D 04/28/06              $416,810.28
 1007053018          3018         XXXXXX3018             235                   BAFC 2006-D 04/28/06              $566,976.90
 1007054768          4768         XXXXXX4768             235                   BAFC 2006-D 04/28/06              $312,800.00
 1007056334          6334         XXXXXX6334             235                   BAFC 2006-D 04/28/06              $219,392.86
 1007058702          8702         XXXXXX8702             235                   BAFC 2006-D 04/28/06              $990,000.00
 1007065665          5665         XXXXXX5665             235                   BAFC 2006-D 04/28/06              $176,000.00
 1007068453          8453         XXXXXX8453             235                   BAFC 2006-D 04/28/06              $649,948.88
 1007073016          3016         XXXXXX3016             235                   BAFC 2006-D 04/28/06              $619,250.00
 1007076506          6506         XXXXXX6506             235                   BAFC 2006-D 04/28/06              $532,000.00
 1007079732          9732         XXXXXX9732             235                   BAFC 2006-D 04/28/06              $379,500.00
 1007083254          3254         XXXXXX3254             235                   BAFC 2006-D 04/28/06              $824,999.99
 1007084120          4120         XXXXXX4120             235                   BAFC 2006-D 04/28/06              $475,000.00
 1007084682          4682         XXXXXX4682             235                   BAFC 2006-D 04/28/06              $436,071.58
 1007086679          6679         XXXXXX6679             235                   BAFC 2006-D 04/28/06              $163,594.96
 1007087180          7180         XXXXXX7180             235                   BAFC 2006-D 04/28/06              $415,000.00
 1007089723          9723         XXXXXX9723             235                   BAFC 2006-D 04/28/06              $400,000.00
 1007091620          1620         XXXXXX1620             235                   BAFC 2006-D 04/28/06              $444,593.54
 1007092545          2545         XXXXXX2545             235                   BAFC 2006-D 04/28/06              $300,000.00
 3001480197          0197         XXXXXX0197             235                   BAFC 2006-D 04/28/06              $698,567.30
 3001480411          0411         XXXXXX0411             235                   BAFC 2006-D 04/28/06              $785,760.04
 3001480510          0510         XXXXXX0510             235                   BAFC 2006-D 04/28/06              $451,682.27
 3001480833          0833         XXXXXX0833             235                   BAFC 2006-D 04/28/06              $114,375.59
 3001480916          0916         XXXXXX0916             235                   BAFC 2006-D 04/28/06              $839,651.95
 3001481047          1047         XXXXXX1047             235                   BAFC 2006-D 04/28/06              $556,448.06
 3001481161          1161         XXXXXX1161             235                   BAFC 2006-D 04/28/06              $375,808.55
 3001481419          1419         XXXXXX1419             235                   BAFC 2006-D 04/28/06              $386,930.51
 3001481427          1427         XXXXXX1427             235                   BAFC 2006-D 04/28/06              $825,000.00
 3001481583          1583         XXXXXX1583             235                   BAFC 2006-D 04/28/06              $460,000.00
 3001481732          1732         XXXXXX1732             235                   BAFC 2006-D 04/28/06              $559,275.41
 3001481823          1823         XXXXXX1823             235                   BAFC 2006-D 04/28/06               $37,012.02
 3001481849          1849         XXXXXX1849             235                   BAFC 2006-D 04/28/06               $36,945.12
 3001509086          9086         XXXXXX9086             235                   BAFC 2006-D 04/28/06              $569,121.64
 3001509144          9144         XXXXXX9144             235                   BAFC 2006-D 04/28/06              $224,931.73
 3001509219          9219         XXXXXX9219             235                   BAFC 2006-D 04/28/06              $499,859.37
 3001509342          9342         XXXXXX9342             235                   BAFC 2006-D 04/28/06              $449,999.46
 3001509482          9482         XXXXXX9482             235                   BAFC 2006-D 04/28/06              $469,030.72
 3001509557          9557         XXXXXX9557             235                   BAFC 2006-D 04/28/06              $318,500.00
 3001509789          9789         XXXXXX9789             235                   BAFC 2006-D 04/28/06              $154,250.00
 3001509821          9821         XXXXXX9821             235                   BAFC 2006-D 04/28/06              $304,000.00
 3001543473          3473         XXXXXX3473             235                   BAFC 2006-D 04/28/06              $812,000.00
 3001543895          3895         XXXXXX3895             235                   BAFC 2006-D 04/28/06              $383,902.53
 3001545429          5429         XXXXXX5429             235                   BAFC 2006-D 04/28/06              $474,882.39
 3001621949          1949         XXXXXX1949             235                   BAFC 2006-D 04/28/06              $465,982.00
 3001621956          1956         XXXXXX1956             235                   BAFC 2006-D 04/28/06              $191,969.97
 3001622053          2053         XXXXXX2053             235                   BAFC 2006-D 04/28/06              $624,298.54
 3001622178          2178         XXXXXX2178             235                   BAFC 2006-D 04/28/06              $142,072.23
 3001622202          2202         XXXXXX2202             235                   BAFC 2006-D 04/28/06              $547,500.00
 3001622210          2210         XXXXXX2210             235                   BAFC 2006-D 04/28/06              $135,907.97
 3001622228          2228         XXXXXX2228             235                   BAFC 2006-D 04/28/06              $306,151.62
 3001622343          2343         XXXXXX2343             235                   BAFC 2006-D 04/28/06              $434,949.48
 3001622392          2392         XXXXXX2392             235                   BAFC 2006-D 04/28/06              $257,212.87
 3001622426          2426         XXXXXX2426             235                   BAFC 2006-D 04/28/06              $189,902.20
 3001622434          2434         XXXXXX2434             235                   BAFC 2006-D 04/28/06              $399,920.00
 3001622483          2483         XXXXXX2483             235                   BAFC 2006-D 04/28/06              $123,200.00
 3001622632          2632         XXXXXX2632             235                   BAFC 2006-D 04/28/06              $442,025.99
 3001622657          2657         XXXXXX2657             235                   BAFC 2006-D 04/28/06              $171,500.00
 3001622665          2665         XXXXXX2665             235                   BAFC 2006-D 04/28/06              $220,000.00
 3001622699          2699         XXXXXX2699             235                   BAFC 2006-D 04/28/06              $402,500.00
 3001622707          2707         XXXXXX2707             235                   BAFC 2006-D 04/28/06              $256,000.00
 3001622723          2723         XXXXXX2723             235                   BAFC 2006-D 04/28/06              $420,147.79
 3001622772          2772         XXXXXX2772             235                   BAFC 2006-D 04/28/06              $534,535.26
 3001622806          2806         XXXXXX2806             235                   BAFC 2006-D 04/28/06              $232,999.12
 3001630445          0445         XXXXXX0445             235                   BAFC 2006-D 04/28/06              $501,150.00
 3001630452          0452         XXXXXX0452             235                   BAFC 2006-D 04/28/06              $297,154.02
 3001630510          0510         XXXXXX0510             235                   BAFC 2006-D 04/28/06              $435,897.88
 3001630528          0528         XXXXXX0528             235                   BAFC 2006-D 04/28/06              $191,225.86
 1006962185          2185         XXXXXX2185             378                   BAFC 2006-H 9/29/06               $723,607.44
 1005740327          0327         XXXXXX0327             237                  BANA E*TRADE 04/28/06              $385,000.00
 1006003568          3568         XXXXXX3568             237                  BANA E*TRADE 04/28/06                 $0.00
 1006069304          9304         XXXXXX9304             237                  BANA E*TRADE 04/28/06              $494,910.00
 1006171787          1787         XXXXXX1787             237                  BANA E*TRADE 04/28/06              $549,789.53
 1006820532          0532         XXXXXX0532             237                  BANA E*TRADE 04/28/06              $399,949.52
 1006828295          8295         XXXXXX8295             237                  BANA E*TRADE 04/28/06              $289,135.19
 1006828568          8568         XXXXXX8568             237                  BANA E*TRADE 04/28/06              $256,000.00
 1006828931          8931         XXXXXX8931             237                  BANA E*TRADE 04/28/06              $414,424.64
 1006831604          1604         XXXXXX1604             237                  BANA E*TRADE 04/28/06              $510,000.00
 1006831695          1695         XXXXXX1695             237                  BANA E*TRADE 04/28/06              $424,000.00
 1006834079          4079         XXXXXX4079             237                  BANA E*TRADE 04/28/06              $490,000.00
 1006835258          5258         XXXXXX5258             237                  BANA E*TRADE 04/28/06              $547,000.00
 1006841470          1470         XXXXXX1470             237                  BANA E*TRADE 04/28/06              $452,000.00
 1006855769          5769         XXXXXX5769             237                  BANA E*TRADE 04/28/06              $586,795.32
 1006863359          3359         XXXXXX3359             237                  BANA E*TRADE 04/28/06              $430,000.00
 1006864035          4035         XXXXXX4035             237                  BANA E*TRADE 04/28/06              $184,996.87
 1006866287          6287         XXXXXX6287             237                  BANA E*TRADE 04/28/06              $980,000.00
 1006866329          6329         XXXXXX6329             237                  BANA E*TRADE 04/28/06              $369,200.00
 1006867772          7772         XXXXXX7772             237                  BANA E*TRADE 04/28/06                 $0.00
 1006877623          7623         XXXXXX7623             237                  BANA E*TRADE 04/28/06              $359,650.00
 1006878944          8944         XXXXXX8944             237                  BANA E*TRADE 04/28/06              $390,000.00
 1006896201          6201         XXXXXX6201             237                  BANA E*TRADE 04/28/06              $729,600.00
 1006896821          6821         XXXXXX6821             237                  BANA E*TRADE 04/28/06                 $0.00
 1006903775          3775         XXXXXX3775             237                  BANA E*TRADE 04/28/06              $318,599.49
 1006908329          8329         XXXXXX8329             237                  BANA E*TRADE 04/28/06              $345,000.00
 1006922726          2726         XXXXXX2726             237                  BANA E*TRADE 04/28/06              $465,555.67
 1006927527          7527         XXXXXX7527             237                  BANA E*TRADE 04/28/06              $119,799.99
 1006930364          0364         XXXXXX0364             237                  BANA E*TRADE 04/28/06              $311,000.00
 1006935942          5942         XXXXXX5942             237                  BANA E*TRADE 04/28/06              $642,024.05
 1006941015          1015         XXXXXX1015             237                  BANA E*TRADE 04/28/06              $281,600.00
 1006945933          5933         XXXXXX5933             237                  BANA E*TRADE 04/28/06              $120,000.00
 1006951394          1394         XXXXXX1394             237                  BANA E*TRADE 04/28/06              $500,000.00
 1006951626          1626         XXXXXX1626             237                  BANA E*TRADE 04/28/06              $455,000.00
 1006960080          0080         XXXXXX0080             237                  BANA E*TRADE 04/28/06              $650,000.00
 1006960122          0122         XXXXXX0122             237                  BANA E*TRADE 04/28/06              $201,000.00
 1006976128          6128         XXXXXX6128             237                  BANA E*TRADE 04/28/06              $187,201.16
 1006987398          7398         XXXXXX7398             237                  BANA E*TRADE 04/28/06              $436,000.00
 1006991234          1234         XXXXXX1234             237                  BANA E*TRADE 04/28/06              $650,000.00
 1006992455          2455         XXXXXX2455             237                  BANA E*TRADE 04/28/06              $515,830.11
 1006999658          9658         XXXXXX9658             237                  BANA E*TRADE 04/28/06              $105,900.00
 1007007618          7618         XXXXXX7618             237                  BANA E*TRADE 04/28/06              $392,197.87
 1007019878          9878         XXXXXX9878             237                  BANA E*TRADE 04/28/06              $346,634.66
 1007022971          2971         XXXXXX2971             237                  BANA E*TRADE 04/28/06              $509,640.00
 1007024977          4977         XXXXXX4977             237                  BANA E*TRADE 04/28/06                 $0.00
 1007025560          5560         XXXXXX5560             237                  BANA E*TRADE 04/28/06              $729,480.00
 1007032111          2111         XXXXXX2111             237                  BANA E*TRADE 04/28/06              $406,171.98
 1007032418          2418         XXXXXX2418             237                  BANA E*TRADE 04/28/06              $419,925.00
 1007039249          9249         XXXXXX9249             237                  BANA E*TRADE 04/28/06              $280,517.00
 1007050378          0378         XXXXXX0378             237                  BANA E*TRADE 04/28/06              $671,000.00
 1007065780          5780         XXXXXX5780             237                  BANA E*TRADE 04/28/06              $300,000.00
 1007076548          6548         XXXXXX6548             237                  BANA E*TRADE 04/28/06                 $0.00
 1007084922          4922         XXXXXX4922             237                  BANA E*TRADE 04/28/06              $269,698.76
 3001479892          9892         XXXXXX9892             237                  BANA E*TRADE 04/28/06              $460,000.00
 3001480072          0072         XXXXXX0072             237                  BANA E*TRADE 04/28/06              $427,500.00
 3001480585          0585         XXXXXX0585             237                  BANA E*TRADE 04/28/06              $113,830.26
 3001480999          0999         XXXXXX0999             237                  BANA E*TRADE 04/28/06              $407,944.42
 3001543549          3549         XXXXXX3549             237                  BANA E*TRADE 04/28/06              $711,225.88
 3001622004          2004         XXXXXX2004             237                  BANA E*TRADE 04/28/06              $229,455.30
 3001622327          2327         XXXXXX2327             237                  BANA E*TRADE 04/28/06              $276,000.00
 3001622541          2541         XXXXXX2541             237                  BANA E*TRADE 04/28/06              $278,400.00
 3001622558          2558         XXXXXX2558             237                  BANA E*TRADE 04/28/06              $458,292.88
 3001622574          2574         XXXXXX2574             237                  BANA E*TRADE 04/28/06              $272,999.95
 3001622640          2640         XXXXXX2640             237                  BANA E*TRADE 04/28/06              $485,000.00
 3001622731          2731         XXXXXX2731             237                  BANA E*TRADE 04/28/06              $449,994.94
 3001622749          2749         XXXXXX2749             237                  BANA E*TRADE 04/28/06              $344,603.48
 3001630486          0486         XXXXXX0486             237                  BANA E*TRADE 04/28/06              $466,844.38
 1007090408          0408         XXXXXX0408             457                 BCAP 2006-AA2 11/30/2006            $130,500.00
 1007462300          2300         XXXXXX2300             457                 BCAP 2006-AA2 11/30/2006            $189,085.69
 1007791658          1658         XXXXXX1658             457                 BCAP 2006-AA2 11/30/2006            $350,983.20
 1007808924          8924         XXXXXX8924             457                 BCAP 2006-AA2 11/30/2006            $126,355.00
 1007810227          0227         XXXXXX0227             457                 BCAP 2006-AA2 11/30/2006            $370,000.00
 1007944968          4968         XXXXXX4968             457                 BCAP 2006-AA2 11/30/2006            $467,999.01
 1008118158          8158         XXXXXX8158             457                 BCAP 2006-AA2 11/30/2006            $200,040.00
 1008152868          2868         XXXXXX2868             457                 BCAP 2006-AA2 11/30/2006            $290,215.01
 1008158303          8303         XXXXXX8303             457                 BCAP 2006-AA2 11/30/2006            $209,543.31
 1008184861          4861         XXXXXX4861             457                 BCAP 2006-AA2 11/30/2006            $202,500.00
 1008190553          0553         XXXXXX0553             457                 BCAP 2006-AA2 11/30/2006            $599,260.43
 1008206953          6953         XXXXXX6953             457                 BCAP 2006-AA2 11/30/2006            $210,701.53
 1008216242          6242         XXXXXX6242             457                 BCAP 2006-AA2 11/30/2006            $354,334.14
 1008231928          1928         XXXXXX1928             457                 BCAP 2006-AA2 11/30/2006            $277,200.00
 1008249755          9755         XXXXXX9755             457                 BCAP 2006-AA2 11/30/2006            $500,000.00
 1008277632          7632         XXXXXX7632             457                 BCAP 2006-AA2 11/30/2006            $137,700.00
 1008278390          8390         XXXXXX8390             457                 BCAP 2006-AA2 11/30/2006            $593,835.00
 1008298851          8851         XXXXXX8851             457                 BCAP 2006-AA2 11/30/2006            $232,000.00
 1008346494          6494         XXXXXX6494             457                 BCAP 2006-AA2 11/30/2006            $519,920.00
 1008352591          2591         XXXXXX2591             457                 BCAP 2006-AA2 11/30/2006            $567,998.16
 1008352864          2864         XXXXXX2864             457                 BCAP 2006-AA2 11/30/2006            $500,000.00
 1008357731          7731         XXXXXX7731             457                 BCAP 2006-AA2 11/30/2006            $508,459.68
 1008361139          1139         XXXXXX1139             457                 BCAP 2006-AA2 11/30/2006            $310,000.00
 1008362624          2624         XXXXXX2624             457                 BCAP 2006-AA2 11/30/2006            $536,539.25
 1008364133          4133         XXXXXX4133             457                 BCAP 2006-AA2 11/30/2006            $169,750.00
 1008365536          5536         XXXXXX5536             457                 BCAP 2006-AA2 11/30/2006            $462,000.00
 1008382622          2622         XXXXXX2622             457                 BCAP 2006-AA2 11/30/2006            $840,000.00
 1008383620          3620         XXXXXX3620             457                 BCAP 2006-AA2 11/30/2006            $128,000.00
 1008391193          1193         XXXXXX1193             457                 BCAP 2006-AA2 11/30/2006            $300,000.00
 1008392027          2027         XXXXXX2027             457                 BCAP 2006-AA2 11/30/2006            $468,000.00
 1008392076          2076         XXXXXX2076             457                 BCAP 2006-AA2 11/30/2006            $291,768.92
 1008393769          3769         XXXXXX3769             457                 BCAP 2006-AA2 11/30/2006            $468,850.00
 1008396291          6291         XXXXXX6291             457                 BCAP 2006-AA2 11/30/2006            $292,000.00
 1008396481          6481         XXXXXX6481             457                 BCAP 2006-AA2 11/30/2006            $478,060.80
 1008401539          1539         XXXXXX1539             457                 BCAP 2006-AA2 11/30/2006            $377,546.00
 1008407379          7379         XXXXXX7379             457                 BCAP 2006-AA2 11/30/2006            $355,000.00
 1008407486          7486         XXXXXX7486             457                 BCAP 2006-AA2 11/30/2006            $381,241.09
 1008411736          1736         XXXXXX1736             457                 BCAP 2006-AA2 11/30/2006            $540,000.00
 1008411835          1835         XXXXXX1835             457                 BCAP 2006-AA2 11/30/2006            $306,000.00
 1008412437          2437         XXXXXX2437             457                 BCAP 2006-AA2 11/30/2006            $384,000.00
 1008413138          3138         XXXXXX3138             457                 BCAP 2006-AA2 11/30/2006            $388,000.00
 1008413229          3229         XXXXXX3229             457                 BCAP 2006-AA2 11/30/2006            $545,000.00
 1008413328          3328         XXXXXX3328             457                 BCAP 2006-AA2 11/30/2006            $177,446.70
 1008414656          4656         XXXXXX4656             457                 BCAP 2006-AA2 11/30/2006            $256,000.00
 1008420901          0901         XXXXXX0901             457                 BCAP 2006-AA2 11/30/2006            $460,000.00
 1008423731          3731         XXXXXX3731             457                 BCAP 2006-AA2 11/30/2006            $260,000.00
 1008428516          8516         XXXXXX8516             457                 BCAP 2006-AA2 11/30/2006            $564,000.00
 1008433953          3953         XXXXXX3953             457                 BCAP 2006-AA2 11/30/2006            $126,850.00
 1008435578          5578         XXXXXX5578             457                 BCAP 2006-AA2 11/30/2006            $228,000.00
 1008437772          7772         XXXXXX7772             457                 BCAP 2006-AA2 11/30/2006            $416,250.00
 1008439877          9877         XXXXXX9877             457                 BCAP 2006-AA2 11/30/2006            $422,400.00
 1008445650          5650         XXXXXX5650             457                 BCAP 2006-AA2 11/30/2006            $633,750.00
 1008450379          0379         XXXXXX0379             457                 BCAP 2006-AA2 11/30/2006            $440,960.00
 1008463208          3208         XXXXXX3208             457                 BCAP 2006-AA2 11/30/2006            $484,188.00
 1008466169          6169         XXXXXX6169             457                 BCAP 2006-AA2 11/30/2006            $485,996.78
 1008467308          7308         XXXXXX7308             457                 BCAP 2006-AA2 11/30/2006            $335,234.50
 1008468546          8546         XXXXXX8546             457                 BCAP 2006-AA2 11/30/2006             $59,903.72
 1008477471          7471         XXXXXX7471             457                 BCAP 2006-AA2 11/30/2006            $484,000.00
 1008485243          5243         XXXXXX5243             457                 BCAP 2006-AA2 11/30/2006            $422,500.00
 1008486100          6100         XXXXXX6100             457                 BCAP 2006-AA2 11/30/2006            $432,000.00
 1008488403          8403         XXXXXX8403             457                 BCAP 2006-AA2 11/30/2006            $506,400.00
 1008496174          6174         XXXXXX6174             457                 BCAP 2006-AA2 11/30/2006            $760,000.00
 1008497594          7594         XXXXXX7594             457                 BCAP 2006-AA2 11/30/2006            $496,000.00
 1008514885          4885         XXXXXX4885             457                 BCAP 2006-AA2 11/30/2006            $744,000.00
 1008515361          5361         XXXXXX5361             457                 BCAP 2006-AA2 11/30/2006            $275,000.00
 1008517011          7011         XXXXXX7011             457                 BCAP 2006-AA2 11/30/2006            $572,000.00
 1008518100          8100         XXXXXX8100             457                 BCAP 2006-AA2 11/30/2006            $373,500.00
 1008523589          3589         XXXXXX3589             457                 BCAP 2006-AA2 11/30/2006            $462,000.00
 1008526277          6277         XXXXXX6277             457                 BCAP 2006-AA2 11/30/2006            $439,826.39
 1008527770          7770         XXXXXX7770             457                 BCAP 2006-AA2 11/30/2006            $177,000.00
 1008530717          0717         XXXXXX0717             457                 BCAP 2006-AA2 11/30/2006            $348,000.00
 1008531913          1913         XXXXXX1913             457                 BCAP 2006-AA2 11/30/2006            $623,200.00
 1008535757          5757         XXXXXX5757             457                 BCAP 2006-AA2 11/30/2006            $480,000.00
 1008537159          7159         XXXXXX7159             457                 BCAP 2006-AA2 11/30/2006            $549,490.60
 1008537274          7274         XXXXXX7274             457                 BCAP 2006-AA2 11/30/2006           $1,120,026.24
 1008537928          7928         XXXXXX7928             457                 BCAP 2006-AA2 11/30/2006            $415,916.86
 1008550327          0327         XXXXXX0327             457                 BCAP 2006-AA2 11/30/2006            $199,000.00
 1008550400          0400         XXXXXX0400             457                 BCAP 2006-AA2 11/30/2006            $153,046.22
 1008555276          5276         XXXXXX5276             457                 BCAP 2006-AA2 11/30/2006            $236,410.65
 1008555581          5581         XXXXXX5581             457                 BCAP 2006-AA2 11/30/2006            $890,000.00
 1008560227          0227         XXXXXX0227             457                 BCAP 2006-AA2 11/30/2006            $492,800.00
 1008561050          1050         XXXXXX1050             457                 BCAP 2006-AA2 11/30/2006            $471,850.00
 1008564062          4062         XXXXXX4062             457                 BCAP 2006-AA2 11/30/2006            $728,800.00
 1008568998          8998         XXXXXX8998             457                 BCAP 2006-AA2 11/30/2006            $255,762.89
 1008575548          5548         XXXXXX5548             457                 BCAP 2006-AA2 11/30/2006            $552,000.00
 3001931421          1421         XXXXXX1421             457                 BCAP 2006-AA2 11/30/2006            $142,000.00
 3001931637          1637         XXXXXX1637             457                 BCAP 2006-AA2 11/30/2006            $536,800.00
 3001932171          2171         XXXXXX2171             457                 BCAP 2006-AA2 11/30/2006            $291,200.00
 3001947781          7781         XXXXXX7781             457                 BCAP 2006-AA2 11/30/2006            $132,000.00
 3001956949          6949         XXXXXX6949             457                 BCAP 2006-AA2 11/30/2006            $440,000.00
 3001957335          7335         XXXXXX7335             457                 BCAP 2006-AA2 11/30/2006            $337,099.21
 3002020596          0596         XXXXXX0596             457                 BCAP 2006-AA2 11/30/2006            $242,423.00
 3002044893          4893         XXXXXX4893             457                 BCAP 2006-AA2 11/30/2006            $124,000.00
 3002063075          3075         XXXXXX3075             457                 BCAP 2006-AA2 11/30/2006            $331,995.00
 3002086233          6233         XXXXXX6233             457                 BCAP 2006-AA2 11/30/2006             $99,746.52
 3002087686          7686         XXXXXX7686             457                 BCAP 2006-AA2 11/30/2006            $322,100.00
 3002087835          7835         XXXXXX7835             457                 BCAP 2006-AA2 11/30/2006            $211,407.79
 3002088254          8254         XXXXXX8254             457                 BCAP 2006-AA2 11/30/2006            $140,400.00
 3002088304          8304         XXXXXX8304             457                 BCAP 2006-AA2 11/30/2006             $40,004.57
 3002095028          5028         XXXXXX5028             457                 BCAP 2006-AA2 11/30/2006             $74,809.21
 3002095085          5085         XXXXXX5085             457                 BCAP 2006-AA2 11/30/2006            $150,000.00
 3002095168          5168         XXXXXX5168             457                 BCAP 2006-AA2 11/30/2006            $248,000.00
 3002095176          5176         XXXXXX5176             457                 BCAP 2006-AA2 11/30/2006            $152,000.00
 3002095713          5713         XXXXXX5713             457                 BCAP 2006-AA2 11/30/2006            $242,400.00
 3002095770          5770         XXXXXX5770             457                 BCAP 2006-AA2 11/30/2006            $345,249.46
 3002095895          5895         XXXXXX5895             457                 BCAP 2006-AA2 11/30/2006            $116,800.00
 3002096026          6026         XXXXXX6026             457                 BCAP 2006-AA2 11/30/2006               $0.00
 3002096133          6133         XXXXXX6133             457                 BCAP 2006-AA2 11/30/2006            $448,000.00
 3002118143          8143         XXXXXX8143             457                 BCAP 2006-AA2 11/30/2006            $175,498.27
 3002118796          8796         XXXXXX8796             457                 BCAP 2006-AA2 11/30/2006            $299,250.00
 3002119224          9224         XXXXXX9224             457                 BCAP 2006-AA2 11/30/2006            $558,000.00
 3002119232          9232         XXXXXX9232             457                 BCAP 2006-AA2 11/30/2006            $107,800.00
 3002136913          6913         XXXXXX6913             457                 BCAP 2006-AA2 11/30/2006            $839,000.00
 3002138067          8067         XXXXXX8067             457                 BCAP 2006-AA2 11/30/2006            $469,580.00
 3002138133          8133         XXXXXX8133             457                 BCAP 2006-AA2 11/30/2006            $263,800.00
 3002138182          8182         XXXXXX8182             457                 BCAP 2006-AA2 11/30/2006            $149,894.26
 3002138240          8240         XXXXXX8240             457                 BCAP 2006-AA2 11/30/2006            $288,000.00
 3002138273          8273         XXXXXX8273             457                 BCAP 2006-AA2 11/30/2006             $91,200.00
 3002138364          8364         XXXXXX8364             457                 BCAP 2006-AA2 11/30/2006            $550,600.00
 3002138539          8539         XXXXXX8539             457                 BCAP 2006-AA2 11/30/2006            $175,274.30
 3002138752          8752         XXXXXX8752             457                 BCAP 2006-AA2 11/30/2006            $157,600.00
 3002138836          8836         XXXXXX8836             457                 BCAP 2006-AA2 11/30/2006            $267,929.05
 3002139206          9206         XXXXXX9206             457                 BCAP 2006-AA2 11/30/2006            $282,198.92
 3002139230          9230         XXXXXX9230             457                 BCAP 2006-AA2 11/30/2006             $79,857.72
 3002139453          9453         XXXXXX9453             457                 BCAP 2006-AA2 11/30/2006            $156,000.00
 3002139792          9792         XXXXXX9792             457                 BCAP 2006-AA2 11/30/2006            $211,000.00
 3002140139          0139         XXXXXX0139             457                 BCAP 2006-AA2 11/30/2006            $238,400.00
 3002140287          0287         XXXXXX0287             457                 BCAP 2006-AA2 11/30/2006            $203,443.74
 3002158404          8404         XXXXXX8404             457                 BCAP 2006-AA2 11/30/2006            $149,899.79
 3002158834          8834         XXXXXX8834             457                 BCAP 2006-AA2 11/30/2006            $175,896.00
 3002169815          9815         XXXXXX9815             457                 BCAP 2006-AA2 11/30/2006            $132,000.00
 3002169906          9906         XXXXXX9906             457                 BCAP 2006-AA2 11/30/2006            $365,355.75
 3002169955          9955         XXXXXX9955             457                 BCAP 2006-AA2 11/30/2006            $208,476.00
 3002170060          0060         XXXXXX0060             457                 BCAP 2006-AA2 11/30/2006            $448,000.00
 3002170177          0177         XXXXXX0177             457                 BCAP 2006-AA2 11/30/2006            $127,857.31
 3002170409          0409         XXXXXX0409             457                 BCAP 2006-AA2 11/30/2006            $148,484.01
 3002170532          0532         XXXXXX0532             457                 BCAP 2006-AA2 11/30/2006            $160,000.00
 3002170557          0557         XXXXXX0557             457                 BCAP 2006-AA2 11/30/2006            $167,332.93
 3002180259          0259         XXXXXX0259             457                 BCAP 2006-AA2 11/30/2006            $202,416.00
 3002185001          5001         XXXXXX5001             457                 BCAP 2006-AA2 11/30/2006            $217,750.00
 3002185035          5035         XXXXXX5035             457                 BCAP 2006-AA2 11/30/2006            $311,399.82
 3002185670          5670         XXXXXX5670             457                 BCAP 2006-AA2 11/30/2006            $287,000.00
 3002195398          5398         XXXXXX5398             457                 BCAP 2006-AA2 11/30/2006            $264,989.46
 3002198418          8418         XXXXXX8418             457                 BCAP 2006-AA2 11/30/2006            $112,500.00
 3002198434          8434         XXXXXX8434             457                 BCAP 2006-AA2 11/30/2006             $54,150.00
 3002198467          8467         XXXXXX8467             457                 BCAP 2006-AA2 11/30/2006             $98,150.00
 3002198491          8491         XXXXXX8491             457                 BCAP 2006-AA2 11/30/2006            $123,900.00
 3002198681          8681         XXXXXX8681             457                 BCAP 2006-AA2 11/30/2006            $300,000.00
 3002198814          8814         XXXXXX8814             457                 BCAP 2006-AA2 11/30/2006            $390,000.00
 3002198822          8822         XXXXXX8822             457                 BCAP 2006-AA2 11/30/2006            $343,999.56
 3002198921          8921         XXXXXX8921             457                 BCAP 2006-AA2 11/30/2006            $220,400.00
 3002198996          8996         XXXXXX8996             457                 BCAP 2006-AA2 11/30/2006            $124,000.00
 3002199143          9143         XXXXXX9143             457                 BCAP 2006-AA2 11/30/2006            $185,075.00
 3002199226          9226         XXXXXX9226             457                 BCAP 2006-AA2 11/30/2006            $152,000.00
 3002199234          9234         XXXXXX9234             457                 BCAP 2006-AA2 11/30/2006            $485,000.00
 3002200156          0156         XXXXXX0156             457                 BCAP 2006-AA2 11/30/2006            $113,600.00
 3002200222          0222         XXXXXX0222             457                 BCAP 2006-AA2 11/30/2006            $284,450.00
 1007098021          8021         XXXXXX8021             921                  BSALTA 2006-4 6/30/06               $99,987.77
 1007159336          9336         XXXXXX9336             921                  BSALTA 2006-4 6/30/06              $144,799.92
 1007214982          4982         XXXXXX4982             921                  BSALTA 2006-4 6/30/06              $113,118.02
 1007259037          9037         XXXXXX9037             921                  BSALTA 2006-4 6/30/06              $256,000.00
 1007351834          1834         XXXXXX1834             921                  BSALTA 2006-4 6/30/06               $65,600.00
 1007351842          1842         XXXXXX1842             921                  BSALTA 2006-4 6/30/06              $112,400.00
 1007351958          1958         XXXXXX1958             921                  BSALTA 2006-4 6/30/06              $165,600.00
 1007399312          9312         XXXXXX9312             921                  BSALTA 2006-4 6/30/06              $384,000.00
 1007407339          7339         XXXXXX7339             921                  BSALTA 2006-4 6/30/06              $130,500.00
 1007411950          1950         XXXXXX1950             921                  BSALTA 2006-4 6/30/06              $456,921.23
 1007431081          1081         XXXXXX1081             921                  BSALTA 2006-4 6/30/06              $336,000.00
 1007447111          7111         XXXXXX7111             921                  BSALTA 2006-4 6/30/06              $215,556.76
 1007491226          1226         XXXXXX1226             921                  BSALTA 2006-4 6/30/06              $379,999.99
 1007493958          3958         XXXXXX3958             921                  BSALTA 2006-4 6/30/06              $256,000.00
 1007494857          4857         XXXXXX4857             921                  BSALTA 2006-4 6/30/06              $184,000.00
 1007497942          7942         XXXXXX7942             921                  BSALTA 2006-4 6/30/06              $488,000.00
 1007498809          8809         XXXXXX8809             921                  BSALTA 2006-4 6/30/06              $483,920.00
 1007504705          4705         XXXXXX4705             921                  BSALTA 2006-4 6/30/06              $323,179.98
 1007504754          4754         XXXXXX4754             921                  BSALTA 2006-4 6/30/06                 $0.00
 1007518028          8028         XXXXXX8028             921                  BSALTA 2006-4 6/30/06              $146,809.73
 1007520719          0719         XXXXXX0719             921                  BSALTA 2006-4 6/30/06              $140,000.00
 1007522574          2574         XXXXXX2574             921                  BSALTA 2006-4 6/30/06              $440,000.00
 1007524067          4067         XXXXXX4067             921                  BSALTA 2006-4 6/30/06              $287,577.93
 1007527011          7011         XXXXXX7011             921                  BSALTA 2006-4 6/30/06              $313,760.00
 1007527664          7664         XXXXXX7664             921                  BSALTA 2006-4 6/30/06              $212,000.00
 1007527854          7854         XXXXXX7854             921                  BSALTA 2006-4 6/30/06              $196,000.00
 1007530080          0080         XXXXXX0080             921                  BSALTA 2006-4 6/30/06              $365,562.34
 1007537085          7085         XXXXXX7085             921                  BSALTA 2006-4 6/30/06              $247,144.00
 1007539719          9719         XXXXXX9719             921                  BSALTA 2006-4 6/30/06              $272,000.00
 1007549130          9130         XXXXXX9130             921                  BSALTA 2006-4 6/30/06              $230,400.00
 1007551680          1680         XXXXXX1680             921                  BSALTA 2006-4 6/30/06              $219,360.00
 1007551714          1714         XXXXXX1714             921                  BSALTA 2006-4 6/30/06              $267,200.00
 1007553520          3520         XXXXXX3520             921                  BSALTA 2006-4 6/30/06              $138,221.94
 1007559063          9063         XXXXXX9063             921                  BSALTA 2006-4 6/30/06              $177,200.00
 1007562117          2117         XXXXXX2117             921                  BSALTA 2006-4 6/30/06              $147,980.56
 1007567447          7447         XXXXXX7447             921                  BSALTA 2006-4 6/30/06              $131,207.47
 1007571027          1027         XXXXXX1027             921                  BSALTA 2006-4 6/30/06              $360,000.00
 1007571860          1860         XXXXXX1860             921                  BSALTA 2006-4 6/30/06              $166,320.00
 1007574641          4641         XXXXXX4641             921                  BSALTA 2006-4 6/30/06              $128,000.00
 1007575812          5812         XXXXXX5812             921                  BSALTA 2006-4 6/30/06                 $0.00
 1007579137          9137         XXXXXX9137             921                  BSALTA 2006-4 6/30/06              $489,520.00
 1007579830          9830         XXXXXX9830             921                  BSALTA 2006-4 6/30/06              $169,600.00
 1007580473          0473         XXXXXX0473             921                  BSALTA 2006-4 6/30/06              $478,554.89
 1007586082          6082         XXXXXX6082             921                  BSALTA 2006-4 6/30/06              $175,077.94
 1007587924          7924         XXXXXX7924             921                  BSALTA 2006-4 6/30/06              $244,000.00
 1007588443          8443         XXXXXX8443             921                  BSALTA 2006-4 6/30/06              $167,200.00
 1007589987          9987         XXXXXX9987             921                  BSALTA 2006-4 6/30/06              $356,760.00
 1007594912          4912         XXXXXX4912             921                  BSALTA 2006-4 6/30/06              $203,518.84
 1007598798          8798         XXXXXX8798             921                  BSALTA 2006-4 6/30/06              $189,148.01
 1007605445          5445         XXXXXX5445             921                  BSALTA 2006-4 6/30/06               $95,388.04
 1007606831          6831         XXXXXX6831             921                  BSALTA 2006-4 6/30/06              $451,056.24
 1007607433          7433         XXXXXX7433             921                  BSALTA 2006-4 6/30/06              $266,400.00
 1007613399          3399         XXXXXX3399             921                  BSALTA 2006-4 6/30/06              $212,000.00
 1007615360          5360         XXXXXX5360             921                  BSALTA 2006-4 6/30/06              $480,000.00
 1007619867          9867         XXXXXX9867             921                  BSALTA 2006-4 6/30/06              $461,440.00
 1007625195          5195         XXXXXX5195             921                  BSALTA 2006-4 6/30/06              $198,229.59
 1007627456          7456         XXXXXX7456             921                  BSALTA 2006-4 6/30/06              $227,517.94
 1007633173          3173         XXXXXX3173             921                  BSALTA 2006-4 6/30/06              $164,000.00
 1007634338          4338         XXXXXX4338             921                  BSALTA 2006-4 6/30/06              $377,500.00
 1007635541          5541         XXXXXX5541             921                  BSALTA 2006-4 6/30/06               $71,120.00
 1007638230          8230         XXXXXX8230             921                  BSALTA 2006-4 6/30/06              $137,600.00
 1007640251          0251         XXXXXX0251             921                  BSALTA 2006-4 6/30/06              $418,543.93
 1007640707          0707         XXXXXX0707             921                  BSALTA 2006-4 6/30/06              $300,000.00
 1007642349          2349         XXXXXX2349             921                  BSALTA 2006-4 6/30/06              $184,000.00
 1007648320          8320         XXXXXX8320             921                  BSALTA 2006-4 6/30/06              $212,292.49
 1007649617          9617         XXXXXX9617             921                  BSALTA 2006-4 6/30/06              $264,000.00
 1007652181          2181         XXXXXX2181             921                  BSALTA 2006-4 6/30/06              $335,512.29
 1007653312          3312         XXXXXX3312             921                  BSALTA 2006-4 6/30/06              $376,000.00
 1007657032          7032         XXXXXX7032             921                  BSALTA 2006-4 6/30/06              $123,997.69
 1007657842          7842         XXXXXX7842             921                  BSALTA 2006-4 6/30/06              $447,401.77
 1007657867          7867         XXXXXX7867             921                  BSALTA 2006-4 6/30/06               $95,597.02
 1007659095          9095         XXXXXX9095             921                  BSALTA 2006-4 6/30/06              $140,606.22
 1007660499          0499         XXXXXX0499             921                  BSALTA 2006-4 6/30/06              $428,000.00
 1007664632          4632         XXXXXX4632             921                  BSALTA 2006-4 6/30/06              $245,200.00
 1007666751          6751         XXXXXX6751             921                  BSALTA 2006-4 6/30/06              $375,200.00
 1007669722          9722         XXXXXX9722             921                  BSALTA 2006-4 6/30/06              $116,000.00
 1007673468          3468         XXXXXX3468             921                  BSALTA 2006-4 6/30/06              $231,106.40
 1007679150          9150         XXXXXX9150             921                  BSALTA 2006-4 6/30/06              $173,611.18
 1007683335          3335         XXXXXX3335             921                  BSALTA 2006-4 6/30/06              $160,000.00
 1007687583          7583         XXXXXX7583             921                  BSALTA 2006-4 6/30/06              $320,000.00
 1007687591          7591         XXXXXX7591             921                  BSALTA 2006-4 6/30/06              $151,315.38
 1007690439          0439         XXXXXX0439             921                  BSALTA 2006-4 6/30/06              $255,000.00
 1007694159          4159         XXXXXX4159             921                  BSALTA 2006-4 6/30/06              $220,000.00
 1007701509          1509         XXXXXX1509             921                  BSALTA 2006-4 6/30/06              $272,000.00
 1007702556          2556         XXXXXX2556             921                  BSALTA 2006-4 6/30/06              $312,490.68
 1007705575          5575         XXXXXX5575             921                  BSALTA 2006-4 6/30/06              $271,717.57
 1007711235          1235         XXXXXX1235             921                  BSALTA 2006-4 6/30/06              $312,000.00
 1007717208          7208         XXXXXX7208             921                  BSALTA 2006-4 6/30/06               $77,175.87
 1007719030          9030         XXXXXX9030             921                  BSALTA 2006-4 6/30/06              $245,068.49
 1007720798          0798         XXXXXX0798             921                  BSALTA 2006-4 6/30/06              $299,173.27
 1007723115          3115         XXXXXX3115             921                  BSALTA 2006-4 6/30/06              $297,200.00
 1007724105          4105         XXXXXX4105             921                  BSALTA 2006-4 6/30/06              $252,000.00
 1007727520          7520         XXXXXX7520             921                  BSALTA 2006-4 6/30/06               $82,979.17
 1007730367          0367         XXXXXX0367             921                  BSALTA 2006-4 6/30/06              $460,000.00
 1007732124          2124         XXXXXX2124             921                  BSALTA 2006-4 6/30/06              $440,000.00
 1007734690          4690         XXXXXX4690             921                  BSALTA 2006-4 6/30/06              $284,000.00
 1007734906          4906         XXXXXX4906             921                  BSALTA 2006-4 6/30/06              $319,898.71
 1007738089          8089         XXXXXX8089             921                  BSALTA 2006-4 6/30/06              $238,195.94
 1007740820          0820         XXXXXX0820             921                  BSALTA 2006-4 6/30/06              $331,904.90
 1007743089          3089         XXXXXX3089             921                  BSALTA 2006-4 6/30/06              $292,000.00
 1007757311          7311         XXXXXX7311             921                  BSALTA 2006-4 6/30/06              $247,200.00
 1007758061          8061         XXXXXX8061             921                  BSALTA 2006-4 6/30/06              $361,600.00
 1007763384          3384         XXXXXX3384             921                  BSALTA 2006-4 6/30/06              $267,800.00
 1007764077          4077         XXXXXX4077             921                  BSALTA 2006-4 6/30/06              $138,929.21
 1007766445          6445         XXXXXX6445             921                  BSALTA 2006-4 6/30/06              $220,800.00
 1007768466          8466         XXXXXX8466             921                  BSALTA 2006-4 6/30/06              $130,400.00
 1007775891          5891         XXXXXX5891             921                  BSALTA 2006-4 6/30/06              $343,920.00
 1007784786          4786         XXXXXX4786             921                  BSALTA 2006-4 6/30/06              $255,893.60
 1007786351          6351         XXXXXX6351             921                  BSALTA 2006-4 6/30/06              $134,400.00
 1007790163          0163         XXXXXX0163             921                  BSALTA 2006-4 6/30/06              $239,679.52
 1007792607          2607         XXXXXX2607             921                  BSALTA 2006-4 6/30/06              $319,383.29
 1007794991          4991         XXXXXX4991             921                  BSALTA 2006-4 6/30/06              $256,797.13
 1007796053          6053         XXXXXX6053             921                  BSALTA 2006-4 6/30/06              $362,597.98
 1007799818          9818         XXXXXX9818             921                  BSALTA 2006-4 6/30/06              $412,000.00
 1007800194          0194         XXXXXX0194             921                  BSALTA 2006-4 6/30/06              $182,400.00
 1002654729          4729         XXXXXX4729            4111                  BSALTA 2006-8 12/28/06             $127,283.10
 1003280912          0912         XXXXXX0912            4111                  BSALTA 2006-8 12/28/06             $164,756.66
 1003400171          0171         XXXXXX0171            4111                  BSALTA 2006-8 12/28/06             $357,889.57
 1007843699          3699         XXXXXX3699             442                  CSMC 2006-9 10/30/2006             $644,605.05
 1007930702          0702         XXXXXX0702             442                  CSMC 2006-9 10/30/2006             $460,000.00
 3001601974          1974         XXXXXX1974             442                  CSMC 2006-9 10/30/2006             $444,583.22
 3001824535          4535         XXXXXX4535             442                  CSMC 2006-9 10/30/2006             $524,000.00
 3001888332          8332         XXXXXX8332             442                  CSMC 2006-9 10/30/2006             $596,284.40
 3001896749          6749         XXXXXX6749             442                  CSMC 2006-9 10/30/2006             $540,284.49
 3001897093          7093         XXXXXX7093             442                  CSMC 2006-9 10/30/2006             $695,991.66
 1005956378          6378         XXXXXX6378             223                 DBALT 2006-AF1 03-31-06              $50,299.76
 1005984222          4222         XXXXXX4222             223                 DBALT 2006-AF1 03-31-06              $47,903.18
 1006031551          1551         XXXXXX1551             223                 DBALT 2006-AF1 03-31-06             $273,219.68
 1006048506          8506         XXXXXX8506             223                 DBALT 2006-AF1 03-31-06             $263,732.83
 1006104465          4465         XXXXXX4465             223                 DBALT 2006-AF1 03-31-06              $83,910.12
 1006114258          4258         XXXXXX4258             223                 DBALT 2006-AF1 03-31-06             $392,987.97
 1006123374          3374         XXXXXX3374             223                 DBALT 2006-AF1 03-31-06                $0.00
 1006154197          4197         XXXXXX4197             223                 DBALT 2006-AF1 03-31-06             $295,970.24
 1006166357          6357         XXXXXX6357             223                 DBALT 2006-AF1 03-31-06             $185,649.22
 1006181455          1455         XXXXXX1455             223                 DBALT 2006-AF1 03-31-06             $188,497.69
 1006183329          3329         XXXXXX3329             223                 DBALT 2006-AF1 03-31-06              $85,720.99
 1006208936          8936         XXXXXX8936             223                 DBALT 2006-AF1 03-31-06              $83,910.10
 1006211070          1070         XXXXXX1070             223                 DBALT 2006-AF1 03-31-06              $51,583.97
 1006213530          3530         XXXXXX3530             223                 DBALT 2006-AF1 03-31-06             $116,000.00
 1006227241          7241         XXXXXX7241             223                 DBALT 2006-AF1 03-31-06             $296,000.00
 1006251647          1647         XXXXXX1647             223                 DBALT 2006-AF1 03-31-06                $0.00
 1006257727          7727         XXXXXX7727             223                 DBALT 2006-AF1 03-31-06             $114,400.00
 1006262065          2065         XXXXXX2065             223                 DBALT 2006-AF1 03-31-06             $117,800.00
 1006265191          5191         XXXXXX5191             223                 DBALT 2006-AF1 03-31-06              $98,000.00
 1006277063          7063         XXXXXX7063             223                 DBALT 2006-AF1 03-31-06             $415,927.88
 1006286841          6841         XXXXXX6841             223                 DBALT 2006-AF1 03-31-06             $398,285.00
 1006289902          9902         XXXXXX9902             223                 DBALT 2006-AF1 03-31-06             $144,400.00
 1006294431          4431         XXXXXX4431             223                 DBALT 2006-AF1 03-31-06             $117,621.55
 1006301194          1194         XXXXXX1194             223                 DBALT 2006-AF1 03-31-06              $94,400.00
 1006303141          3141         XXXXXX3141             223                 DBALT 2006-AF1 03-31-06             $192,720.00
 1006305153          5153         XXXXXX5153             223                 DBALT 2006-AF1 03-31-06             $194,655.91
 1006310393          0393         XXXXXX0393             223                 DBALT 2006-AF1 03-31-06             $168,607.00
 1006334856          4856         XXXXXX4856             223                 DBALT 2006-AF1 03-31-06                $0.00
 1006341349          1349         XXXXXX1349             223                 DBALT 2006-AF1 03-31-06                $0.00
 1006345506          5506         XXXXXX5506             223                 DBALT 2006-AF1 03-31-06              $94,770.71
 1006357642          7642         XXXXXX7642             223                 DBALT 2006-AF1 03-31-06             $472,000.00
 1006359366          9366         XXXXXX9366             223                 DBALT 2006-AF1 03-31-06                $0.00
 1006360588          0588         XXXXXX0588             223                 DBALT 2006-AF1 03-31-06             $209,720.00
 1006364853          4853         XXXXXX4853             223                 DBALT 2006-AF1 03-31-06             $289,000.00
 1006367112          7112         XXXXXX7112             223                 DBALT 2006-AF1 03-31-06              $70,990.17
 1006372070          2070         XXXXXX2070             223                 DBALT 2006-AF1 03-31-06             $124,450.00
 1006375701          5701         XXXXXX5701             223                 DBALT 2006-AF1 03-31-06             $418,000.00
 1006390486          0486         XXXXXX0486             223                 DBALT 2006-AF1 03-31-06             $493,699.79
 1006398398          8398         XXXXXX8398             223                 DBALT 2006-AF1 03-31-06              $37,290.29
 1006411522          1522         XXXXXX1522             223                 DBALT 2006-AF1 03-31-06             $153,336.54
 1006421588          1588         XXXXXX1588             223                 DBALT 2006-AF1 03-31-06             $263,725.97
 1006422610          2610         XXXXXX2610             223                 DBALT 2006-AF1 03-31-06             $308,000.00
 1006425100          5100         XXXXXX5100             223                 DBALT 2006-AF1 03-31-06             $100,000.00
 1006427999          7999         XXXXXX7999             223                 DBALT 2006-AF1 03-31-06             $134,965.30
 1006428302          8302         XXXXXX8302             223                 DBALT 2006-AF1 03-31-06             $217,500.00
 1006442576          2576         XXXXXX2576             223                 DBALT 2006-AF1 03-31-06             $359,200.00
 1006446320          6320         XXXXXX6320             223                 DBALT 2006-AF1 03-31-06             $137,320.00
 1006448631          8631         XXXXXX8631             223                 DBALT 2006-AF1 03-31-06             $214,889.56
 1006458648          8648         XXXXXX8648             223                 DBALT 2006-AF1 03-31-06             $627,914.64
 1006464133          4133         XXXXXX4133             223                 DBALT 2006-AF1 03-31-06             $107,454.29
 1006465205          5205         XXXXXX5205             223                 DBALT 2006-AF1 03-31-06              $38,204.17
 1006465809          5809         XXXXXX5809             223                 DBALT 2006-AF1 03-31-06             $177,000.00
 1006470114          0114         XXXXXX0114             223                 DBALT 2006-AF1 03-31-06             $195,440.36
 1006478356          8356         XXXXXX8356             223                 DBALT 2006-AF1 03-31-06              $78,849.26
 1006485229          5229         XXXXXX5229             223                 DBALT 2006-AF1 03-31-06              $74,328.49
 1006489650          9650         XXXXXX9650             223                 DBALT 2006-AF1 03-31-06              $95,120.00
 1006498529          8529         XXXXXX8529             223                 DBALT 2006-AF1 03-31-06              $80,000.00
 1006502296          2296         XXXXXX2296             223                 DBALT 2006-AF1 03-31-06             $163,505.37
 1006504912          4912         XXXXXX4912             223                 DBALT 2006-AF1 03-31-06              $70,348.01
 1006521254          1254         XXXXXX1254             223                 DBALT 2006-AF1 03-31-06             $181,538.62
 1006523979          3979         XXXXXX3979             223                 DBALT 2006-AF1 03-31-06              $60,696.95
 1006524068          4068         XXXXXX4068             223                 DBALT 2006-AF1 03-31-06              $32,451.06
 1006534000          4000         XXXXXX4000             223                 DBALT 2006-AF1 03-31-06              $91,163.20
 1006541245          1245         XXXXXX1245             223                 DBALT 2006-AF1 03-31-06             $239,048.20
 1006543563          3563         XXXXXX3563             223                 DBALT 2006-AF1 03-31-06             $247,200.00
 1006545378          5378         XXXXXX5378             223                 DBALT 2006-AF1 03-31-06              $94,888.54
 1006546400          6400         XXXXXX6400             223                 DBALT 2006-AF1 03-31-06             $232,000.00
 1006550386          0386         XXXXXX0386             223                 DBALT 2006-AF1 03-31-06             $381,917.30
 1006552473          2473         XXXXXX2473             223                 DBALT 2006-AF1 03-31-06             $151,157.47
 1006556623          6623         XXXXXX6623             223                 DBALT 2006-AF1 03-31-06             $224,000.00
 1006562209          2209         XXXXXX2209             223                 DBALT 2006-AF1 03-31-06             $225,915.80
 1006564247          4247         XXXXXX4247             223                 DBALT 2006-AF1 03-31-06             $260,000.00
 1006568776          8776         XXXXXX8776             223                 DBALT 2006-AF1 03-31-06             $344,791.90
 1006602377          2377         XXXXXX2377             223                 DBALT 2006-AF1 03-31-06             $304,808.60
 1006603136          3136         XXXXXX3136             223                 DBALT 2006-AF1 03-31-06             $240,000.00
 1006606675          6675         XXXXXX6675             223                 DBALT 2006-AF1 03-31-06             $126,281.62
 1006606790          6790         XXXXXX6790             223                 DBALT 2006-AF1 03-31-06             $324,000.00
 1006612210          2210         XXXXXX2210             223                 DBALT 2006-AF1 03-31-06             $147,224.00
 1006613887          3887         XXXXXX3887             223                 DBALT 2006-AF1 03-31-06             $224,400.00
 1006614794          4794         XXXXXX4794             223                 DBALT 2006-AF1 03-31-06             $221,261.04
 1006618423          8423         XXXXXX8423             223                 DBALT 2006-AF1 03-31-06             $293,805.77
 1006619793          9793         XXXXXX9793             223                 DBALT 2006-AF1 03-31-06                $0.00
 1006619967          9967         XXXXXX9967             223                 DBALT 2006-AF1 03-31-06             $423,343.75
 1006620205          0205         XXXXXX0205             223                 DBALT 2006-AF1 03-31-06             $100,000.00
 1006626202          6202         XXXXXX6202             223                 DBALT 2006-AF1 03-31-06             $309,854.39
 1006627267          7267         XXXXXX7267             223                 DBALT 2006-AF1 03-31-06             $136,564.10
 1006632630          2630         XXXXXX2630             223                 DBALT 2006-AF1 03-31-06                $0.00
 1006633448          3448         XXXXXX3448             223                 DBALT 2006-AF1 03-31-06             $339,869.64
 1006636912          6912         XXXXXX6912             223                 DBALT 2006-AF1 03-31-06             $104,457.95
 1006637332          7332         XXXXXX7332             223                 DBALT 2006-AF1 03-31-06             $417,600.00
 1006637639          7639         XXXXXX7639             223                 DBALT 2006-AF1 03-31-06             $197,310.00
 1006637654          7654         XXXXXX7654             223                 DBALT 2006-AF1 03-31-06             $321,596.78
 1006648727          8727         XXXXXX8727             223                 DBALT 2006-AF1 03-31-06             $106,999.92
 1006649782          9782         XXXXXX9782             223                 DBALT 2006-AF1 03-31-06             $196,000.00
 1006650004          0004         XXXXXX0004             223                 DBALT 2006-AF1 03-31-06             $124,991.94
 1006650756          0756         XXXXXX0756             223                 DBALT 2006-AF1 03-31-06             $112,000.00
 1006651507          1507         XXXXXX1507             223                 DBALT 2006-AF1 03-31-06             $337,500.00
 1006655409          5409         XXXXXX5409             223                 DBALT 2006-AF1 03-31-06             $419,587.11
 1006656621          6621         XXXXXX6621             223                 DBALT 2006-AF1 03-31-06             $243,886.47
 1006658635          8635         XXXXXX8635             223                 DBALT 2006-AF1 03-31-06                $0.00
 1006662587          2587         XXXXXX2587             223                 DBALT 2006-AF1 03-31-06             $221,600.00
 1006666992          6992         XXXXXX6992             223                 DBALT 2006-AF1 03-31-06             $116,478.15
 1006668535          8535         XXXXXX8535             223                 DBALT 2006-AF1 03-31-06             $208,000.00
 1006672875          2875         XXXXXX2875             223                 DBALT 2006-AF1 03-31-06             $133,956.00
 1006674194          4194         XXXXXX4194             223                 DBALT 2006-AF1 03-31-06             $122,500.00
 1006684045          4045         XXXXXX4045             223                 DBALT 2006-AF1 03-31-06             $260,000.00
 1006685901          5901         XXXXXX5901             223                 DBALT 2006-AF1 03-31-06             $260,000.00
 1006691495          1495         XXXXXX1495             223                 DBALT 2006-AF1 03-31-06              $54,039.36
 1006692063          2063         XXXXXX2063             223                 DBALT 2006-AF1 03-31-06             $419,899.37
 1006693715          3715         XXXXXX3715             223                 DBALT 2006-AF1 03-31-06             $166,282.26
 1006694739          4739         XXXXXX4739             223                 DBALT 2006-AF1 03-31-06                $0.00
 1006696692          6692         XXXXXX6692             223                 DBALT 2006-AF1 03-31-06             $154,300.00
 1006696858          6858         XXXXXX6858             223                 DBALT 2006-AF1 03-31-06             $108,834.90
 1006696957          6957         XXXXXX6957             223                 DBALT 2006-AF1 03-31-06             $335,000.00
 1006701906          1906         XXXXXX1906             223                 DBALT 2006-AF1 03-31-06             $668,000.00
 1006707085          7085         XXXXXX7085             223                 DBALT 2006-AF1 03-31-06             $175,200.00
 1006708273          8273         XXXXXX8273             223                 DBALT 2006-AF1 03-31-06             $287,415.00
 1006708430          8430         XXXXXX8430             223                 DBALT 2006-AF1 03-31-06             $315,000.00
 1006709289          9289         XXXXXX9289             223                 DBALT 2006-AF1 03-31-06             $455,838.05
 1006711657          1657         XXXXXX1657             223                 DBALT 2006-AF1 03-31-06             $311,913.87
 1006713414          3414         XXXXXX3414             223                 DBALT 2006-AF1 03-31-06              $85,200.00
 1006715054          5054         XXXXXX5054             223                 DBALT 2006-AF1 03-31-06             $225,189.06
 1006718140          8140         XXXXXX8140             223                 DBALT 2006-AF1 03-31-06             $164,000.00
 1006730798          0798         XXXXXX0798             223                 DBALT 2006-AF1 03-31-06             $548,000.00
 1006731044          1044         XXXXXX1044             223                 DBALT 2006-AF1 03-31-06             $199,847.17
 1006736035          6035         XXXXXX6035             223                 DBALT 2006-AF1 03-31-06              $25,425.16
 1006736282          6282         XXXXXX6282             223                 DBALT 2006-AF1 03-31-06             $641,378.81
 1006737579          7579         XXXXXX7579             223                 DBALT 2006-AF1 03-31-06             $708,749.90
 1006738601          8601         XXXXXX8601             223                 DBALT 2006-AF1 03-31-06             $411,999.42
 1006739468          9468         XXXXXX9468             223                 DBALT 2006-AF1 03-31-06             $407,835.18
 1006740961          0961         XXXXXX0961             223                 DBALT 2006-AF1 03-31-06             $157,600.00
 1006742785          2785         XXXXXX2785             223                 DBALT 2006-AF1 03-31-06             $321,000.00
 1006744179          4179         XXXXXX4179             223                 DBALT 2006-AF1 03-31-06             $157,600.00
 1006744195          4195         XXXXXX4195             223                 DBALT 2006-AF1 03-31-06             $409,931.86
 1006744294          4294         XXXXXX4294             223                 DBALT 2006-AF1 03-31-06             $457,956.03
 1006745424          5424         XXXXXX5424             223                 DBALT 2006-AF1 03-31-06             $292,000.00
 1006749319          9319         XXXXXX9319             223                 DBALT 2006-AF1 03-31-06             $186,394.00
 1006751356          1356         XXXXXX1356             223                 DBALT 2006-AF1 03-31-06             $172,530.45
 1006754632          4632         XXXXXX4632             223                 DBALT 2006-AF1 03-31-06             $355,000.00
 1006754715          4715         XXXXXX4715             223                 DBALT 2006-AF1 03-31-06             $510,971.90
 1006754863          4863         XXXXXX4863             223                 DBALT 2006-AF1 03-31-06             $165,600.00
 1006754947          4947         XXXXXX4947             223                 DBALT 2006-AF1 03-31-06             $371,249.98
 1006755225          5225         XXXXXX5225             223                 DBALT 2006-AF1 03-31-06             $349,987.96
 1006755704          5704         XXXXXX5704             223                 DBALT 2006-AF1 03-31-06                $0.00
 1006755951          5951         XXXXXX5951             223                 DBALT 2006-AF1 03-31-06             $399,933.76
 1006758229          8229         XXXXXX8229             223                 DBALT 2006-AF1 03-31-06              $92,000.00
 1006760522          0522         XXXXXX0522             223                 DBALT 2006-AF1 03-31-06             $245,202.11
 1006762106          2106         XXXXXX2106             223                 DBALT 2006-AF1 03-31-06             $497,426.00
 1006762577          2577         XXXXXX2577             223                 DBALT 2006-AF1 03-31-06             $272,000.00
 1006764573          4573         XXXXXX4573             223                 DBALT 2006-AF1 03-31-06             $228,000.00
 1006765190          5190         XXXXXX5190             223                 DBALT 2006-AF1 03-31-06             $156,800.00
 1006765562          5562         XXXXXX5562             223                 DBALT 2006-AF1 03-31-06             $286,200.00
 1006765760          5760         XXXXXX5760             223                 DBALT 2006-AF1 03-31-06             $276,500.00
 1006765885          5885         XXXXXX5885             223                 DBALT 2006-AF1 03-31-06             $305,229.52
 1006767576          7576         XXXXXX7576             223                 DBALT 2006-AF1 03-31-06             $298,624.00
 1006768707          8707         XXXXXX8707             223                 DBALT 2006-AF1 03-31-06             $284,500.00
 1006768731          8731         XXXXXX8731             223                 DBALT 2006-AF1 03-31-06             $475,180.00
 1006769887          9887         XXXXXX9887             223                 DBALT 2006-AF1 03-31-06             $270,000.00
 1006769978          9978         XXXXXX9978             223                 DBALT 2006-AF1 03-31-06             $260,000.00
 1006770182          0182         XXXXXX0182             223                 DBALT 2006-AF1 03-31-06                $0.00
 1006771644          1644         XXXXXX1644             223                 DBALT 2006-AF1 03-31-06             $281,298.96
 1006772667          2667         XXXXXX2667             223                 DBALT 2006-AF1 03-31-06             $491,648.53
 1006772980          2980         XXXXXX2980             223                 DBALT 2006-AF1 03-31-06             $562,037.04
 1006773541          3541         XXXXXX3541             223                 DBALT 2006-AF1 03-31-06             $175,930.00
 1006774622          4622         XXXXXX4622             223                 DBALT 2006-AF1 03-31-06             $650,000.00
 1006774713          4713         XXXXXX4713             223                 DBALT 2006-AF1 03-31-06             $220,197.01
 1006774945          4945         XXXXXX4945             223                 DBALT 2006-AF1 03-31-06             $568,573.10
 1006775231          5231         XXXXXX5231             223                 DBALT 2006-AF1 03-31-06             $177,800.00
 1006776338          6338         XXXXXX6338             223                 DBALT 2006-AF1 03-31-06             $550,000.00
 1006777260          7260         XXXXXX7260             223                 DBALT 2006-AF1 03-31-06             $642,870.53
 1006777443          7443         XXXXXX7443             223                 DBALT 2006-AF1 03-31-06             $291,920.00
 1006777880          7880         XXXXXX7880             223                 DBALT 2006-AF1 03-31-06             $364,200.00
 1006779167          9167         XXXXXX9167             223                 DBALT 2006-AF1 03-31-06             $192,000.00
 1006779480          9480         XXXXXX9480             223                 DBALT 2006-AF1 03-31-06             $461,300.00
 1006779787          9787         XXXXXX9787             223                 DBALT 2006-AF1 03-31-06                $0.00
 1006779829          9829         XXXXXX9829             223                 DBALT 2006-AF1 03-31-06             $160,000.00
 1006780348          0348         XXXXXX0348             223                 DBALT 2006-AF1 03-31-06             $128,000.00
 1006781023          1023         XXXXXX1023             223                 DBALT 2006-AF1 03-31-06             $486,183.51
 1006784431          4431         XXXXXX4431             223                 DBALT 2006-AF1 03-31-06             $175,851.25
 1006788572          8572         XXXXXX8572             223                 DBALT 2006-AF1 03-31-06             $304,800.00
 1006789067          9067         XXXXXX9067             223                 DBALT 2006-AF1 03-31-06             $375,886.86
 1006791295          1295         XXXXXX1295             223                 DBALT 2006-AF1 03-31-06             $116,611.82
 1006791360          1360         XXXXXX1360             223                 DBALT 2006-AF1 03-31-06             $412,500.00
 1006794695          4695         XXXXXX4695             223                 DBALT 2006-AF1 03-31-06             $234,938.80
 1006795908          5908         XXXXXX5908             223                 DBALT 2006-AF1 03-31-06             $426,000.00
 1006796468          6468         XXXXXX6468             223                 DBALT 2006-AF1 03-31-06             $284,289.88
 1006796930          6930         XXXXXX6930             223                 DBALT 2006-AF1 03-31-06             $340,000.00
 1006799132          9132         XXXXXX9132             223                 DBALT 2006-AF1 03-31-06             $282,628.23
 1006802647          2647         XXXXXX2647             223                 DBALT 2006-AF1 03-31-06             $320,844.53
 1006803116          3116         XXXXXX3116             223                 DBALT 2006-AF1 03-31-06             $346,250.34
 1006803462          3462         XXXXXX3462             223                 DBALT 2006-AF1 03-31-06                $0.00
 1006804783          4783         XXXXXX4783             223                 DBALT 2006-AF1 03-31-06             $400,000.00
 1006804866          4866         XXXXXX4866             223                 DBALT 2006-AF1 03-31-06             $176,000.00
 1006807455          7455         XXXXXX7455             223                 DBALT 2006-AF1 03-31-06             $510,000.00
 1006809253          9253         XXXXXX9253             223                 DBALT 2006-AF1 03-31-06             $402,249.72
 1006810178          0178         XXXXXX0178             223                 DBALT 2006-AF1 03-31-06             $134,400.00
 1006810509          0509         XXXXXX0509             223                 DBALT 2006-AF1 03-31-06             $223,655.95
 1006810533          0533         XXXXXX0533             223                 DBALT 2006-AF1 03-31-06             $144,300.00
 1006812893          2893         XXXXXX2893             223                 DBALT 2006-AF1 03-31-06             $399,540.00
 1006813933          3933         XXXXXX3933             223                 DBALT 2006-AF1 03-31-06             $358,944.08
 1006815490          5490         XXXXXX5490             223                 DBALT 2006-AF1 03-31-06             $431,962.15
 1006820433          0433         XXXXXX0433             223                 DBALT 2006-AF1 03-31-06                $0.00
 1006821100          1100         XXXXXX1100             223                 DBALT 2006-AF1 03-31-06             $795,000.00
 1006825077          5077         XXXXXX5077             223                 DBALT 2006-AF1 03-31-06             $118,800.00
 1006825663          5663         XXXXXX5663             223                 DBALT 2006-AF1 03-31-06             $280,000.00
 1006826653          6653         XXXXXX6653             223                 DBALT 2006-AF1 03-31-06            $1,000,000.00
 1006827297          7297         XXXXXX7297             223                 DBALT 2006-AF1 03-31-06             $324,331.64
 1006827354          7354         XXXXXX7354             223                 DBALT 2006-AF1 03-31-06             $335,000.00
 1006828097          8097         XXXXXX8097             223                 DBALT 2006-AF1 03-31-06              $65,108.67
 1006828402          8402         XXXXXX8402             223                 DBALT 2006-AF1 03-31-06             $191,200.00
 1006829095          9095         XXXXXX9095             223                 DBALT 2006-AF1 03-31-06             $231,771.47
 1006829442          9442         XXXXXX9442             223                 DBALT 2006-AF1 03-31-06             $460,000.00
 1006829640          9640         XXXXXX9640             223                 DBALT 2006-AF1 03-31-06                $0.00
 1006830408          0408         XXXXXX0408             223                 DBALT 2006-AF1 03-31-06             $155,573.26
 1006830994          0994         XXXXXX0994             223                 DBALT 2006-AF1 03-31-06             $472,543.99
 1006831422          1422         XXXXXX1422             223                 DBALT 2006-AF1 03-31-06             $585,845.84
 1006832388          2388         XXXXXX2388             223                 DBALT 2006-AF1 03-31-06                $0.00
 1006832602          2602         XXXXXX2602             223                 DBALT 2006-AF1 03-31-06             $108,000.00
 1006833220          3220         XXXXXX3220             223                 DBALT 2006-AF1 03-31-06             $137,900.00
 1006833287          3287         XXXXXX3287             223                 DBALT 2006-AF1 03-31-06             $278,783.82
 1006833410          3410         XXXXXX3410             223                 DBALT 2006-AF1 03-31-06             $407,002.42
 1006833444          3444         XXXXXX3444             223                 DBALT 2006-AF1 03-31-06             $194,869.96
 1006834517          4517         XXXXXX4517             223                 DBALT 2006-AF1 03-31-06             $125,600.00
 1006834947          4947         XXXXXX4947             223                 DBALT 2006-AF1 03-31-06             $247,387.83
 1006835514          5514         XXXXXX5514             223                 DBALT 2006-AF1 03-31-06             $154,961.86
 1006843203          3203         XXXXXX3203             223                 DBALT 2006-AF1 03-31-06             $434,950.00
 1006844680          4680         XXXXXX4680             223                 DBALT 2006-AF1 03-31-06             $173,186.37
 1006844979          4979         XXXXXX4979             223                 DBALT 2006-AF1 03-31-06             $474,070.15
 1006845018          5018         XXXXXX5018             223                 DBALT 2006-AF1 03-31-06             $356,000.00
 1006845406          5406         XXXXXX5406             223                 DBALT 2006-AF1 03-31-06             $510,000.00
 1005797590          7590         XXXXXX7590             840                  DBALT 2006-AR1 1/31/06             $100,099.99
 1006013112          3112         XXXXXX3112             840                  DBALT 2006-AR1 1/31/06             $164,000.00
 1006109514          9514         XXXXXX9514             840                  DBALT 2006-AR1 1/31/06             $180,973.85
 1006143471          3471         XXXXXX3471             840                  DBALT 2006-AR1 1/31/06             $674,831.41
 1006191850          1850         XXXXXX1850             840                  DBALT 2006-AR1 1/31/06             $571,400.00
 1006206039          6039         XXXXXX6039             840                  DBALT 2006-AR1 1/31/06             $278,934.64
 1006224925          4925         XXXXXX4925             840                  DBALT 2006-AR1 1/31/06             $800,000.00
 1006233033          3033         XXXXXX3033             840                  DBALT 2006-AR1 1/31/06             $119,143.99
 1006237620          7620         XXXXXX7620             840                  DBALT 2006-AR1 1/31/06             $182,320.00
 1006275901          5901         XXXXXX5901             840                  DBALT 2006-AR1 1/31/06             $335,646.24
 1006295446          5446         XXXXXX5446             840                  DBALT 2006-AR1 1/31/06             $470,000.00
 1006347189          7189         XXXXXX7189             840                  DBALT 2006-AR1 1/31/06             $132,553.81
 1006348948          8948         XXXXXX8948             840                  DBALT 2006-AR1 1/31/06             $455,200.00
 1006355620          5620         XXXXXX5620             840                  DBALT 2006-AR1 1/31/06             $456,000.00
 1006362295          2295         XXXXXX2295             840                  DBALT 2006-AR1 1/31/06                $0.00
 1006373425          3425         XXXXXX3425             840                  DBALT 2006-AR1 1/31/06             $292,200.50
 1006376410          6410         XXXXXX6410             840                  DBALT 2006-AR1 1/31/06             $445,000.00
 1006407959          7959         XXXXXX7959             840                  DBALT 2006-AR1 1/31/06             $120,000.00
 1006415267          5267         XXXXXX5267             840                  DBALT 2006-AR1 1/31/06             $159,369.07
 1006447005          7005         XXXXXX7005             840                  DBALT 2006-AR1 1/31/06             $198,686.12
 1006453631          3631         XXXXXX3631             840                  DBALT 2006-AR1 1/31/06             $226,213.00
 1006454043          4043         XXXXXX4043             840                  DBALT 2006-AR1 1/31/06             $544,967.54
 1006458903          8903         XXXXXX8903             840                  DBALT 2006-AR1 1/31/06             $217,600.00
 1006466112          6112         XXXXXX6112             840                  DBALT 2006-AR1 1/31/06             $559,000.00
 1006467201          7201         XXXXXX7201             840                  DBALT 2006-AR1 1/31/06             $150,000.00
 1006481392          1392         XXXXXX1392             840                  DBALT 2006-AR1 1/31/06             $391,200.00
 1006524894          4894         XXXXXX4894             840                  DBALT 2006-AR1 1/31/06             $150,315.16
 1006529216          9216         XXXXXX9216             840                  DBALT 2006-AR1 1/31/06             $279,887.59
 1006530008          0008         XXXXXX0008             840                  DBALT 2006-AR1 1/31/06             $258,400.00
 1006532079          2079         XXXXXX2079             840                  DBALT 2006-AR1 1/31/06             $233,600.00
 1006541013          1013         XXXXXX1013             840                  DBALT 2006-AR1 1/31/06              $93,430.95
 1006542946          2946         XXXXXX2946             840                  DBALT 2006-AR1 1/31/06                $0.00
 1006546806          6806         XXXXXX6806             840                  DBALT 2006-AR1 1/31/06             $351,920.00
 1006557969          7969         XXXXXX7969             840                  DBALT 2006-AR1 1/31/06             $448,000.00
 1006564064          4064         XXXXXX4064             840                  DBALT 2006-AR1 1/31/06             $319,495.02
 1006564551          4551         XXXXXX4551             840                  DBALT 2006-AR1 1/31/06             $331,910.08
 1006572018          2018         XXXXXX2018             840                  DBALT 2006-AR1 1/31/06             $315,491.48
 1006628919          8919         XXXXXX8919             840                  DBALT 2006-AR1 1/31/06             $174,624.77
 1006640468          0468         XXXXXX0468             840                  DBALT 2006-AR1 1/31/06             $108,000.00
 1006651069          1069         XXXXXX1069             840                  DBALT 2006-AR1 1/31/06             $128,592.17
 1006701880          1880         XXXXXX1880             840                  DBALT 2006-AR1 1/31/06             $241,037.34
 1006746190          6190         XXXXXX6190             840                  DBALT 2006-AR1 1/31/06             $480,000.00
 1006752354          2354         XXXXXX2354             840                  DBALT 2006-AR1 1/31/06             $185,600.00
 1006754996          4996         XXXXXX4996             840                  DBALT 2006-AR1 1/31/06             $144,749.39
 1006757940          7940         XXXXXX7940             840                  DBALT 2006-AR1 1/31/06             $422,500.00
 1006767808          7808         XXXXXX7808             840                  DBALT 2006-AR1 1/31/06             $125,925.79
 1006769721          9721         XXXXXX9721             840                  DBALT 2006-AR1 1/31/06             $148,354.70
 1006776395          6395         XXXXXX6395             840                  DBALT 2006-AR1 1/31/06             $320,846.15
 1006776528          6528         XXXXXX6528             840                  DBALT 2006-AR1 1/31/06             $499,092.87
 1006776932          6932         XXXXXX6932             840                  DBALT 2006-AR1 1/31/06             $274,950.00
 1006778599          8599         XXXXXX8599             840                  DBALT 2006-AR1 1/31/06             $179,998.10
 1006778623          8623         XXXXXX8623             840                  DBALT 2006-AR1 1/31/06             $201,600.00
 1006782377          2377         XXXXXX2377             840                  DBALT 2006-AR1 1/31/06             $193,007.55
 1006784381          4381         XXXXXX4381             840                  DBALT 2006-AR1 1/31/06              $52,000.00
 1006784720          4720         XXXXXX4720             840                  DBALT 2006-AR1 1/31/06             $278,400.00
 1006785917          5917         XXXXXX5917             840                  DBALT 2006-AR1 1/31/06             $251,960.17
 1006785925          5925         XXXXXX5925             840                  DBALT 2006-AR1 1/31/06             $237,200.00
 1006786337          6337         XXXXXX6337             840                  DBALT 2006-AR1 1/31/06             $126,660.33
 1006786956          6956         XXXXXX6956             840                  DBALT 2006-AR1 1/31/06             $218,638.84
 1006791089          1089         XXXXXX1089             840                  DBALT 2006-AR1 1/31/06             $242,850.00
 1006791352          1352         XXXXXX1352             840                  DBALT 2006-AR1 1/31/06             $375,928.89
 1006791469          1469         XXXXXX1469             840                  DBALT 2006-AR1 1/31/06             $165,003.64
 1006791683          1683         XXXXXX1683             840                  DBALT 2006-AR1 1/31/06             $548,850.00
 1006791998          1998         XXXXXX1998             840                  DBALT 2006-AR1 1/31/06             $155,000.00
 1006792004          2004         XXXXXX2004             840                  DBALT 2006-AR1 1/31/06             $194,500.00
 1006792038          2038         XXXXXX2038             840                  DBALT 2006-AR1 1/31/06             $115,000.00
 1006792111          2111         XXXXXX2111             840                  DBALT 2006-AR1 1/31/06             $209,732.09
 1006792186          2186         XXXXXX2186             840                  DBALT 2006-AR1 1/31/06             $145,000.00
 1006792780          2780         XXXXXX2780             840                  DBALT 2006-AR1 1/31/06             $255,999.96
 1006792822          2822         XXXXXX2822             840                  DBALT 2006-AR1 1/31/06             $160,800.00
 1006793705          3705         XXXXXX3705             840                  DBALT 2006-AR1 1/31/06             $189,994.98
 1006793713          3713         XXXXXX3713             840                  DBALT 2006-AR1 1/31/06                $0.00
 1006793911          3911         XXXXXX3911             840                  DBALT 2006-AR1 1/31/06             $588,309.22
 1006793945          3945         XXXXXX3945             840                  DBALT 2006-AR1 1/31/06             $475,000.00
 1006794109          4109         XXXXXX4109             840                  DBALT 2006-AR1 1/31/06             $135,200.00
 1006794273          4273         XXXXXX4273             840                  DBALT 2006-AR1 1/31/06             $284,000.00
 1006794448          4448         XXXXXX4448             840                  DBALT 2006-AR1 1/31/06             $325,000.00
 1006794489          4489         XXXXXX4489             840                  DBALT 2006-AR1 1/31/06             $140,000.00
 1006794836          4836         XXXXXX4836             840                  DBALT 2006-AR1 1/31/06             $140,000.00
 1006795460          5460         XXXXXX5460             840                  DBALT 2006-AR1 1/31/06             $203,895.12
 1006795916          5916         XXXXXX5916             840                  DBALT 2006-AR1 1/31/06             $316,000.00
 1006796534          6534         XXXXXX6534             840                  DBALT 2006-AR1 1/31/06             $520,000.00
 1006796559          6559         XXXXXX6559             840                  DBALT 2006-AR1 1/31/06             $131,920.00
 1006797037          7037         XXXXXX7037             840                  DBALT 2006-AR1 1/31/06             $540,000.00
 1006797797          7797         XXXXXX7797             840                  DBALT 2006-AR1 1/31/06             $177,600.00
 1006798225          8225         XXXXXX8225             840                  DBALT 2006-AR1 1/31/06             $332,711.90
 1006798274          8274         XXXXXX8274             840                  DBALT 2006-AR1 1/31/06             $255,405.43
 1006798290          8290         XXXXXX8290             840                  DBALT 2006-AR1 1/31/06             $105,982.06
 1006798639          8639         XXXXXX8639             840                  DBALT 2006-AR1 1/31/06             $112,000.00
 1006798753          8753         XXXXXX8753             840                  DBALT 2006-AR1 1/31/06                $0.00
 1006798811          8811         XXXXXX8811             840                  DBALT 2006-AR1 1/31/06             $204,125.05
 1006799520          9520         XXXXXX9520             840                  DBALT 2006-AR1 1/31/06             $455,000.00
 1006799587          9587         XXXXXX9587             840                  DBALT 2006-AR1 1/31/06             $284,000.00
 1006799629          9629         XXXXXX9629             840                  DBALT 2006-AR1 1/31/06             $370,061.24
 1006800583          0583         XXXXXX0583             840                  DBALT 2006-AR1 1/31/06             $464,398.45
 1006800799          0799         XXXXXX0799             840                  DBALT 2006-AR1 1/31/06             $300,000.00
 1006800807          0807         XXXXXX0807             840                  DBALT 2006-AR1 1/31/06             $160,000.00
 1006801193          1193         XXXXXX1193             840                  DBALT 2006-AR1 1/31/06             $344,400.00
 1006801235          1235         XXXXXX1235             840                  DBALT 2006-AR1 1/31/06                $0.00
 1006802142          2142         XXXXXX2142             840                  DBALT 2006-AR1 1/31/06             $340,638.00
 1006802910          2910         XXXXXX2910             840                  DBALT 2006-AR1 1/31/06             $422,957.45
 1006803876          3876         XXXXXX3876             840                  DBALT 2006-AR1 1/31/06             $443,000.00
 1006804833          4833         XXXXXX4833             840                  DBALT 2006-AR1 1/31/06             $647,200.00
 1006804908          4908         XXXXXX4908             840                  DBALT 2006-AR1 1/31/06             $285,000.00
 1006805012          5012         XXXXXX5012             840                  DBALT 2006-AR1 1/31/06             $234,000.00
 1006805509          5509         XXXXXX5509             840                  DBALT 2006-AR1 1/31/06             $280,000.00
 1006805673          5673         XXXXXX5673             840                  DBALT 2006-AR1 1/31/06             $650,000.00
 1006805723          5723         XXXXXX5723             840                  DBALT 2006-AR1 1/31/06             $610,417.53
 1006805939          5939         XXXXXX5939             840                  DBALT 2006-AR1 1/31/06             $227,920.00
 1006806069          6069         XXXXXX6069             840                  DBALT 2006-AR1 1/31/06             $151,200.00
 1006806267          6267         XXXXXX6267             840                  DBALT 2006-AR1 1/31/06             $494,258.95
 1006806283          6283         XXXXXX6283             840                  DBALT 2006-AR1 1/31/06             $376,000.00
 1006806440          6440         XXXXXX6440             840                  DBALT 2006-AR1 1/31/06             $493,502.45
 1006806697          6697         XXXXXX6697             840                  DBALT 2006-AR1 1/31/06             $479,147.40
 1006807257          7257         XXXXXX7257             840                  DBALT 2006-AR1 1/31/06             $514,662.67
 1006807554          7554         XXXXXX7554             840                  DBALT 2006-AR1 1/31/06                $0.00
 1006807737          7737         XXXXXX7737             840                  DBALT 2006-AR1 1/31/06             $320,045.65
 1006807877          7877         XXXXXX7877             840                  DBALT 2006-AR1 1/31/06              $70,000.00
 1006808511          8511         XXXXXX8511             840                  DBALT 2006-AR1 1/31/06             $165,800.00
 1006808958          8958         XXXXXX8958             840                  DBALT 2006-AR1 1/31/06             $187,742.99
 1006809196          9196         XXXXXX9196             840                  DBALT 2006-AR1 1/31/06             $281,946.75
 1006809220          9220         XXXXXX9220             840                  DBALT 2006-AR1 1/31/06             $423,874.09
 1006809246          9246         XXXXXX9246             840                  DBALT 2006-AR1 1/31/06             $247,900.00
 1006809568          9568         XXXXXX9568             840                  DBALT 2006-AR1 1/31/06             $316,000.00
 1006809808          9808         XXXXXX9808             840                  DBALT 2006-AR1 1/31/06             $175,045.00
 1006810475          0475         XXXXXX0475             840                  DBALT 2006-AR1 1/31/06             $357,589.98
 1006810574          0574         XXXXXX0574             840                  DBALT 2006-AR1 1/31/06             $242,400.00
 1006810673          0673         XXXXXX0673             840                  DBALT 2006-AR1 1/31/06             $358,400.00
 1006811192          1192         XXXXXX1192             840                  DBALT 2006-AR1 1/31/06             $140,000.00
 1006811853          1853         XXXXXX1853             840                  DBALT 2006-AR1 1/31/06             $470,000.00
 1006812331          2331         XXXXXX2331             840                  DBALT 2006-AR1 1/31/06             $664,968.70
 1006812406          2406         XXXXXX2406             840                  DBALT 2006-AR1 1/31/06             $387,919.32
 1006812851          2851         XXXXXX2851             840                  DBALT 2006-AR1 1/31/06             $192,500.00
 1006813107          3107         XXXXXX3107             840                  DBALT 2006-AR1 1/31/06             $263,930.00
 1006813198          3198         XXXXXX3198             840                  DBALT 2006-AR1 1/31/06             $195,500.00
 1006816639          6639         XXXXXX6639             840                  DBALT 2006-AR1 1/31/06             $173,000.00
 1006821357          1357         XXXXXX1357             840                  DBALT 2006-AR1 1/31/06             $843,950.00
 1006823957          3957         XXXXXX3957             840                  DBALT 2006-AR1 1/31/06             $189,385.37
 1006828717          8717         XXXXXX8717             840                  DBALT 2006-AR1 1/31/06             $261,214.90
 1006833451          3451         XXXXXX3451             840                  DBALT 2006-AR1 1/31/06             $319,306.05
 1006846875          6875         XXXXXX6875             840                  DBALT 2006-AR1 1/31/06             $988,000.00
 1007127564          7564         XXXXXX7564             297                 DBALT 2006-AR5 10/30/06              $98,557.06
 1007328626          8626         XXXXXX8626             297                 DBALT 2006-AR5 10/30/06             $231,878.20
 1007783655          3655         XXXXXX3655             297                 DBALT 2006-AR5 10/30/06             $557,575.00
 1007787698          7698         XXXXXX7698             297                 DBALT 2006-AR5 10/30/06             $209,448.79
 1007801739          1739         XXXXXX1739             297                 DBALT 2006-AR5 10/30/06             $175,750.00
 1007813767          3767         XXXXXX3767             297                 DBALT 2006-AR5 10/30/06             $332,000.00
 1007838251          8251         XXXXXX8251             297                 DBALT 2006-AR5 10/30/06              $57,001.66
 1007860578          0578         XXXXXX0578             297                 DBALT 2006-AR5 10/30/06             $208,250.00
 1007860776          0776         XXXXXX0776             297                 DBALT 2006-AR5 10/30/06             $398,497.03
 1007864323          4323         XXXXXX4323             297                 DBALT 2006-AR5 10/30/06             $188,000.00
 1007865114          5114         XXXXXX5114             297                 DBALT 2006-AR5 10/30/06             $448,000.00
 1007866336          6336         XXXXXX6336             297                 DBALT 2006-AR5 10/30/06             $144,800.00
 1007871245          1245         XXXXXX1245             297                 DBALT 2006-AR5 10/30/06             $271,909.99
 1007873506          3506         XXXXXX3506             297                 DBALT 2006-AR5 10/30/06             $527,995.42
 1007876343          6343         XXXXXX6343             297                 DBALT 2006-AR5 10/30/06             $432,000.00
 1007877044          7044         XXXXXX7044             297                 DBALT 2006-AR5 10/30/06             $398,604.98
 1007881228          1228         XXXXXX1228             297                 DBALT 2006-AR5 10/30/06             $320,000.00
 1007881616          1616         XXXXXX1616             297                 DBALT 2006-AR5 10/30/06             $299,910.90
 1007889841          9841         XXXXXX9841             297                 DBALT 2006-AR5 10/30/06             $337,600.00
 1007894122          4122         XXXXXX4122             297                 DBALT 2006-AR5 10/30/06             $252,000.00
 1007894841          4841         XXXXXX4841             297                 DBALT 2006-AR5 10/30/06             $132,616.06
 1007896937          6937         XXXXXX6937             297                 DBALT 2006-AR5 10/30/06             $172,800.00
 1007901950          1950         XXXXXX1950             297                 DBALT 2006-AR5 10/30/06             $271,200.00
 1007904632          4632         XXXXXX4632             297                 DBALT 2006-AR5 10/30/06             $312,800.00
 1007913179          3179         XXXXXX3179             297                 DBALT 2006-AR5 10/30/06              $91,553.11
 1007917485          7485         XXXXXX7485             297                 DBALT 2006-AR5 10/30/06             $187,680.29
 1007921396          1396         XXXXXX1396             297                 DBALT 2006-AR5 10/30/06             $189,280.00
 1007921750          1750         XXXXXX1750             297                 DBALT 2006-AR5 10/30/06                $0.00
 1007924028          4028         XXXXXX4028             297                 DBALT 2006-AR5 10/30/06             $203,323.71
 1007924036          4036         XXXXXX4036             297                 DBALT 2006-AR5 10/30/06             $243,191.08
 1007924051          4051         XXXXXX4051             297                 DBALT 2006-AR5 10/30/06             $235,104.38
 1007924721          4721         XXXXXX4721             297                 DBALT 2006-AR5 10/30/06             $171,000.00
 1007924937          4937         XXXXXX4937             297                 DBALT 2006-AR5 10/30/06             $166,200.00
 1007933037          3037         XXXXXX3037             297                 DBALT 2006-AR5 10/30/06             $193,600.00
 1007935172          5172         XXXXXX5172             297                 DBALT 2006-AR5 10/30/06             $368,000.00
 1007937426          7426         XXXXXX7426             297                 DBALT 2006-AR5 10/30/06             $424,000.00
 1007937871          7871         XXXXXX7871             297                 DBALT 2006-AR5 10/30/06             $300,800.00
 1007946765          6765         XXXXXX6765             297                 DBALT 2006-AR5 10/30/06             $248,000.00
 1007948043          8043         XXXXXX8043             297                 DBALT 2006-AR5 10/30/06             $258,000.00
 1007950825          0825         XXXXXX0825             297                 DBALT 2006-AR5 10/30/06             $288,000.00
 1007960220          0220         XXXXXX0220             297                 DBALT 2006-AR5 10/30/06             $167,600.00
 1007962564          2564         XXXXXX2564             297                 DBALT 2006-AR5 10/30/06             $220,322.44
 1007969478          9478         XXXXXX9478             297                 DBALT 2006-AR5 10/30/06             $388,000.00
 1007969551          9551         XXXXXX9551             297                 DBALT 2006-AR5 10/30/06             $407,040.00
 1007979576          9576         XXXXXX9576             297                 DBALT 2006-AR5 10/30/06             $240,000.00
 1007980186          0186         XXXXXX0186             297                 DBALT 2006-AR5 10/30/06             $154,000.00
 1007982810          2810         XXXXXX2810             297                 DBALT 2006-AR5 10/30/06             $423,900.00
 1007989864          9864         XXXXXX9864             297                 DBALT 2006-AR5 10/30/06             $310,799.95
 1007995267          5267         XXXXXX5267             297                 DBALT 2006-AR5 10/30/06             $383,539.33
 1008004127          4127         XXXXXX4127             297                 DBALT 2006-AR5 10/30/06             $147,860.00
 1008013805          3805         XXXXXX3805             297                 DBALT 2006-AR5 10/30/06             $135,842.63
 1008018705          8705         XXXXXX8705             297                 DBALT 2006-AR5 10/30/06             $244,000.00
 1008025411          5411         XXXXXX5411             297                 DBALT 2006-AR5 10/30/06             $243,600.00
 1008029272          9272         XXXXXX9272             297                 DBALT 2006-AR5 10/30/06             $216,000.00
 1008046839          6839         XXXXXX6839             297                 DBALT 2006-AR5 10/30/06             $287,190.00
 1008047134          7134         XXXXXX7134             297                 DBALT 2006-AR5 10/30/06             $360,000.00
 1008052944          2944         XXXXXX2944             297                 DBALT 2006-AR5 10/30/06             $312,400.00
 1008053157          3157         XXXXXX3157             297                 DBALT 2006-AR5 10/30/06             $257,390.00
 1008054239          4239         XXXXXX4239             297                 DBALT 2006-AR5 10/30/06             $147,469.23
 1008055269          5269         XXXXXX5269             297                 DBALT 2006-AR5 10/30/06              $91,676.79
 1008059840          9840         XXXXXX9840             297                 DBALT 2006-AR5 10/30/06             $156,000.00
 1008070961          0961         XXXXXX0961             297                 DBALT 2006-AR5 10/30/06             $183,462.91
 1008075721          5721         XXXXXX5721             297                 DBALT 2006-AR5 10/30/06             $167,920.00
 1008088450          8450         XXXXXX8450             297                 DBALT 2006-AR5 10/30/06             $130,400.00
 1008088880          8880         XXXXXX8880             297                 DBALT 2006-AR5 10/30/06             $172,117.82
 1008093021          3021         XXXXXX3021             297                 DBALT 2006-AR5 10/30/06             $106,937.43
 1008109371          9371         XXXXXX9371             297                 DBALT 2006-AR5 10/30/06             $223,700.30
 1008127092          7092         XXXXXX7092             297                 DBALT 2006-AR5 10/30/06             $239,940.31
 1008134486          4486         XXXXXX4486             297                 DBALT 2006-AR5 10/30/06             $134,000.00
 1008150649          0649         XXXXXX0649             297                 DBALT 2006-AR5 10/30/06             $376,000.00
 1008154526          4526         XXXXXX4526             297                 DBALT 2006-AR5 10/30/06             $163,000.00
 1008182113          2113         XXXXXX2113             297                 DBALT 2006-AR5 10/30/06             $228,000.00
 3001659154          9154         XXXXXX9154             297                 DBALT 2006-AR5 10/30/06             $328,500.00
 3001827348          7348         XXXXXX7348             297                 DBALT 2006-AR5 10/30/06             $155,194.40
 3001831324          1324         XXXXXX1324             297                 DBALT 2006-AR5 10/30/06              $61,748.00
 3001842867          2867         XXXXXX2867             297                 DBALT 2006-AR5 10/30/06             $158,299.58
 3001843204          3204         XXXXXX3204             297                 DBALT 2006-AR5 10/30/06             $255,412.01
 3001859283          9283         XXXXXX9283             297                 DBALT 2006-AR5 10/30/06             $291,999.81
 3001875479          5479         XXXXXX5479             297                 DBALT 2006-AR5 10/30/06             $140,336.20
 3001876733          6733         XXXXXX6733             297                 DBALT 2006-AR5 10/30/06             $144,000.00
 3001882939          2939         XXXXXX2939             297                 DBALT 2006-AR5 10/30/06             $171,942.82
 3001883242          3242         XXXXXX3242             297                 DBALT 2006-AR5 10/30/06                $0.00
 3001883408          3408         XXXXXX3408             297                 DBALT 2006-AR5 10/30/06              $90,394.97
 3001883457          3457         XXXXXX3457             297                 DBALT 2006-AR5 10/30/06              $55,731.50
 3001883556          3556         XXXXXX3556             297                 DBALT 2006-AR5 10/30/06             $304,000.00
 3001883986          3986         XXXXXX3986             297                 DBALT 2006-AR5 10/30/06                $0.00
 3001884018          4018         XXXXXX4018             297                 DBALT 2006-AR5 10/30/06             $185,500.00
 3001884372          4372         XXXXXX4372             297                 DBALT 2006-AR5 10/30/06             $164,999.00
 3001884984          4984         XXXXXX4984             297                 DBALT 2006-AR5 10/30/06             $199,999.82
 3001885619          5619         XXXXXX5619             297                 DBALT 2006-AR5 10/30/06             $248,000.00
 3001885700          5700         XXXXXX5700             297                 DBALT 2006-AR5 10/30/06              $89,259.92
 3001885890          5890         XXXXXX5890             297                 DBALT 2006-AR5 10/30/06             $124,800.00
 3001885924          5924         XXXXXX5924             297                 DBALT 2006-AR5 10/30/06             $103,917.71
 3001886385          6385         XXXXXX6385             297                 DBALT 2006-AR5 10/30/06             $157,734.23
 3001916208          6208         XXXXXX6208             297                 DBALT 2006-AR5 10/30/06             $328,000.00
 1007763798          3798         XXXXXX3798            4101                 DBALT 2006-AR6 12/15/06             $161,990.17
 1007817248          7248         XXXXXX7248            4101                 DBALT 2006-AR6 12/15/06             $259,023.06
 1007986282          6282         XXXXXX6282            4101                 DBALT 2006-AR6 12/15/06             $193,599.51
 1008013656          3656         XXXXXX3656            4101                 DBALT 2006-AR6 12/15/06             $476,800.00
 1008021592          1592         XXXXXX1592            4101                 DBALT 2006-AR6 12/15/06             $228,000.00
 1008050419          0419         XXXXXX0419            4101                 DBALT 2006-AR6 12/15/06             $554,333.94
 1008064709          4709         XXXXXX4709            4101                 DBALT 2006-AR6 12/15/06             $211,736.41
 1008082982          2982         XXXXXX2982            4101                 DBALT 2006-AR6 12/15/06             $495,500.00
 1008092783          2783         XXXXXX2783            4101                 DBALT 2006-AR6 12/15/06             $426,918.41
 1008094532          4532         XXXXXX4532            4101                 DBALT 2006-AR6 12/15/06             $463,999.45
 1008103416          3416         XXXXXX3416            4101                 DBALT 2006-AR6 12/15/06             $311,474.16
 1008107318          7318         XXXXXX7318            4101                 DBALT 2006-AR6 12/15/06             $432,000.00
 1008110692          0692         XXXXXX0692            4101                 DBALT 2006-AR6 12/15/06             $325,754.67
 1008117457          7457         XXXXXX7457            4101                 DBALT 2006-AR6 12/15/06             $116,000.00
 1008125708          5708         XXXXXX5708            4101                 DBALT 2006-AR6 12/15/06             $217,000.00
 1008173039          3039         XXXXXX3039            4101                 DBALT 2006-AR6 12/15/06             $260,000.00
 1008190918          0918         XXXXXX0918            4101                 DBALT 2006-AR6 12/15/06             $183,729.74
 1008190959          0959         XXXXXX0959            4101                 DBALT 2006-AR6 12/15/06             $121,482.59
 1008194480          4480         XXXXXX4480            4101                 DBALT 2006-AR6 12/15/06             $139,557.61
 1008194639          4639         XXXXXX4639            4101                 DBALT 2006-AR6 12/15/06             $176,000.00
 1008214668          4668         XXXXXX4668            4101                 DBALT 2006-AR6 12/15/06             $298,273.98
 1008215400          5400         XXXXXX5400            4101                 DBALT 2006-AR6 12/15/06             $284,760.00
 1008229583          9583         XXXXXX9583            4101                 DBALT 2006-AR6 12/15/06             $222,984.98
 1008238535          8535         XXXXXX8535            4101                 DBALT 2006-AR6 12/15/06             $227,795.54
 1008248419          8419         XXXXXX8419            4101                 DBALT 2006-AR6 12/15/06             $180,800.00
 1008249433          9433         XXXXXX9433            4101                 DBALT 2006-AR6 12/15/06             $287,722.55
 1008259630          9630         XXXXXX9630            4101                 DBALT 2006-AR6 12/15/06             $106,080.00
 1008269167          9167         XXXXXX9167            4101                 DBALT 2006-AR6 12/15/06             $284,000.00
 1008270959          0959         XXXXXX0959            4101                 DBALT 2006-AR6 12/15/06             $147,049.26
 1008287540          7540         XXXXXX7540            4101                 DBALT 2006-AR6 12/15/06             $202,500.00
 1008287623          7623         XXXXXX7623            4101                 DBALT 2006-AR6 12/15/06             $607,800.02
 1008287656          7656         XXXXXX7656            4101                 DBALT 2006-AR6 12/15/06             $440,000.00
 1008318667          8667         XXXXXX8667            4101                 DBALT 2006-AR6 12/15/06             $252,000.00
 1008343368          3368         XXXXXX3368            4101                 DBALT 2006-AR6 12/15/06             $260,800.00
 3002017964          7964         XXXXXX7964            4101                 DBALT 2006-AR6 12/15/06             $200,250.00
 3002063356          3356         XXXXXX3356            4101                 DBALT 2006-AR6 12/15/06             $200,000.00
 3002063430          3430         XXXXXX3430            4101                 DBALT 2006-AR6 12/15/06             $198,354.29
 3002068447          8447         XXXXXX8447            4101                 DBALT 2006-AR6 12/15/06             $114,323.44
 3002068520          8520         XXXXXX8520            4101                 DBALT 2006-AR6 12/15/06             $131,398.45
 3002078800          8800         XXXXXX8800            4101                 DBALT 2006-AR6 12/15/06             $240,000.00
 3002081705          1705         XXXXXX1705            4101                 DBALT 2006-AR6 12/15/06             $505,200.00
 3002118036          8036         XXXXXX8036            4101                 DBALT 2006-AR6 12/15/06             $171,100.00
 1006723256          3256         XXXXXX3256             807                 DBALTA 2006-AR 2 6/30/06            $243,752.00
 1007229956          9956         XXXXXX9956             296                  GSAA 2006-17 10/30/06              $176,383.70
 1007804253          4253         XXXXXX4253             296                  GSAA 2006-17 10/30/06              $355,994.76
 1007934142          4142         XXXXXX4142             296                  GSAA 2006-17 10/30/06              $287,999.39
 1008012070          2070         XXXXXX2070             296                  GSAA 2006-17 10/30/06              $288,000.00
 1008013961          3961         XXXXXX3961             296                  GSAA 2006-17 10/30/06              $425,000.00
 1008023150          3150         XXXXXX3150             296                  GSAA 2006-17 10/30/06              $500,000.00
 1008023788          3788         XXXXXX3788             296                  GSAA 2006-17 10/30/06              $126,000.00
 1008024414          4414         XXXXXX4414             296                  GSAA 2006-17 10/30/06              $272,500.00
 1008030981          0981         XXXXXX0981             296                  GSAA 2006-17 10/30/06              $538,000.00
 1008040451          0451         XXXXXX0451             296                  GSAA 2006-17 10/30/06              $211,841.34
 1008043521          3521         XXXXXX3521             296                  GSAA 2006-17 10/30/06              $203,000.00
 1008053298          3298         XXXXXX3298             296                  GSAA 2006-17 10/30/06              $227,397.35
 1008064584          4584         XXXXXX4584             296                  GSAA 2006-17 10/30/06              $603,373.52
 1008082214          2214         XXXXXX2214             296                  GSAA 2006-17 10/30/06              $536,880.00
 1008092080          2080         XXXXXX2080             296                  GSAA 2006-17 10/30/06              $191,583.84
 1008094169          4169         XXXXXX4169             296                  GSAA 2006-17 10/30/06              $163,999.61
 1008098798          8798         XXXXXX8798             296                  GSAA 2006-17 10/30/06              $311,920.00
 1008107680          7680         XXXXXX7680             296                  GSAA 2006-17 10/30/06              $207,995.00
 1008108407          8407         XXXXXX8407             296                  GSAA 2006-17 10/30/06              $214,226.84
 1008118489          8489         XXXXXX8489             296                  GSAA 2006-17 10/30/06              $133,600.00
 1008123190          3190         XXXXXX3190             296                  GSAA 2006-17 10/30/06              $323,973.58
 1008128991          8991         XXXXXX8991             296                  GSAA 2006-17 10/30/06              $199,136.00
 1008138719          8719         XXXXXX8719             296                  GSAA 2006-17 10/30/06              $118,320.00
 1008148775          8775         XXXXXX8775             296                  GSAA 2006-17 10/30/06              $340,000.00
 1008152025          2025         XXXXXX2025             296                  GSAA 2006-17 10/30/06              $272,000.00
 1008155945          5945         XXXXXX5945             296                  GSAA 2006-17 10/30/06              $557,500.00
 1008161851          1851         XXXXXX1851             296                  GSAA 2006-17 10/30/06              $225,192.00
 1008163436          3436         XXXXXX3436             296                  GSAA 2006-17 10/30/06              $127,100.44
 1008215590          5590         XXXXXX5590             296                  GSAA 2006-17 10/30/06              $194,211.01
 1008223701          3701         XXXXXX3701             296                  GSAA 2006-17 10/30/06              $229,921.19
 3001877244          7244         XXXXXX7244             296                  GSAA 2006-17 10/30/06              $552,000.00
 3001947898          7898         XXXXXX7898             296                  GSAA 2006-17 10/30/06              $202,415.97
 3001964430          4430         XXXXXX4430             296                  GSAA 2006-17 10/30/06              $217,500.00
 1007787789          7789         XXXXXX7789            4106                  GSAA 2006-20 12/29/06              $535,000.00
 1007899105          9105         XXXXXX9105            4106                  GSAA 2006-20 12/29/06              $142,776.99
 1007939158          9158         XXXXXX9158            4106                  GSAA 2006-20 12/29/06              $436,000.00
 1007979428          9428         XXXXXX9428            4106                  GSAA 2006-20 12/29/06               $49,626.78
 1007989617          9617         XXXXXX9617            4106                  GSAA 2006-20 12/29/06              $376,000.00
 1007996778          6778         XXXXXX6778            4106                  GSAA 2006-20 12/29/06              $440,000.00
 1008003541          3541         XXXXXX3541            4106                  GSAA 2006-20 12/29/06              $244,000.00
 1008017970          7970         XXXXXX7970            4106                  GSAA 2006-20 12/29/06              $211,736.41
 1008023481          3481         XXXXXX3481            4106                  GSAA 2006-20 12/29/06                 $0.00
 1008037374          7374         XXXXXX7374            4106                  GSAA 2006-20 12/29/06               $91,793.87
 1008045021          5021         XXXXXX5021            4106                  GSAA 2006-20 12/29/06              $214,000.00
 1008049049          9049         XXXXXX9049            4106                  GSAA 2006-20 12/29/06              $649,000.00
 1008053777          3777         XXXXXX3777            4106                  GSAA 2006-20 12/29/06              $177,600.00
 1008071514          1514         XXXXXX1514            4106                  GSAA 2006-20 12/29/06              $256,000.00
 1008072405          2405         XXXXXX2405            4106                  GSAA 2006-20 12/29/06              $134,000.00
 1008072744          2744         XXXXXX2744            4106                  GSAA 2006-20 12/29/06              $560,000.00
 1008075465          5465         XXXXXX5465            4106                  GSAA 2006-20 12/29/06              $110,247.28
 1008094318          4318         XXXXXX4318            4106                  GSAA 2006-20 12/29/06              $289,600.00
 1008096016          6016         XXXXXX6016            4106                  GSAA 2006-20 12/29/06              $471,347.02
 1008100958          0958         XXXXXX0958            4106                  GSAA 2006-20 12/29/06              $207,407.06
 1008101840          1840         XXXXXX1840            4106                  GSAA 2006-20 12/29/06              $118,400.00
 1008104034          4034         XXXXXX4034            4106                  GSAA 2006-20 12/29/06              $140,000.00
 1008117242          7242         XXXXXX7242            4106                  GSAA 2006-20 12/29/06              $223,674.87
 1008123869          3869         XXXXXX3869            4106                  GSAA 2006-20 12/29/06              $239,332.80
 1008126003          6003         XXXXXX6003            4106                  GSAA 2006-20 12/29/06              $315,850.00
 1008128207          8207         XXXXXX8207            4106                  GSAA 2006-20 12/29/06              $212,000.00
 1008130815          0815         XXXXXX0815            4106                  GSAA 2006-20 12/29/06              $236,236.00
 1008162750          2750         XXXXXX2750            4106                  GSAA 2006-20 12/29/06               $63,009.30
 1008164855          4855         XXXXXX4855            4106                  GSAA 2006-20 12/29/06              $118,045.21
 1008167007          7007         XXXXXX7007            4106                  GSAA 2006-20 12/29/06              $287,856.87
 3001931157          1157         XXXXXX1157            4106                  GSAA 2006-20 12/29/06              $260,000.00
 3001943236          3236         XXXXXX3236            4106                  GSAA 2006-20 12/29/06                 $0.00
 1005723240          3240         XXXXXX3240             278                  GSAMP 2006-S4 (6-9-06)              $29,272.50
 1005886104          6104         XXXXXX6104             278                  GSAMP 2006-S4 (6-9-06)              $82,512.83
 1006104259          4259         XXXXXX4259             278                  GSAMP 2006-S4 (6-9-06)              $50,507.24
 1006130296          0296         XXXXXX0296             278                  GSAMP 2006-S4 (6-9-06)              $13,912.63
 1006178998          8998         XXXXXX8998             278                  GSAMP 2006-S4 (6-9-06)              $49,619.07
 1006189078          9078         XXXXXX9078             278                  GSAMP 2006-S4 (6-9-06)              $36,838.61
 1006191371          1371         XXXXXX1371             278                  GSAMP 2006-S4 (6-9-06)              $28,003.55
 1006198178          8178         XXXXXX8178             278                  GSAMP 2006-S4 (6-9-06)              $85,534.79
 1006207102          7102         XXXXXX7102             278                  GSAMP 2006-S4 (6-9-06)              $46,624.15
 1006334070          4070         XXXXXX4070             278                  GSAMP 2006-S4 (6-9-06)              $33,589.55
 1006337826          7826         XXXXXX7826             278                  GSAMP 2006-S4 (6-9-06)              $57,140.44
 1006391922          1922         XXXXXX1922             278                  GSAMP 2006-S4 (6-9-06)              $33,444.06
 1006429110          9110         XXXXXX9110             278                  GSAMP 2006-S4 (6-9-06)              $42,746.65
 1006501504          1504         XXXXXX1504             278                  GSAMP 2006-S4 (6-9-06)              $79,490.45
 1006618878          8878         XXXXXX8878             278                  GSAMP 2006-S4 (6-9-06)                $0.00
 1006637662          7662         XXXXXX7662             278                  GSAMP 2006-S4 (6-9-06)              $80,043.50
 1006643207          3207         XXXXXX3207             278                  GSAMP 2006-S4 (6-9-06)              $76,602.22
 1006672487          2487         XXXXXX2487             278                  GSAMP 2006-S4 (6-9-06)              $68,465.10
 1006730103          0103         XXXXXX0103             278                  GSAMP 2006-S4 (6-9-06)              $66,698.37
 1006733222          3222         XXXXXX3222             278                  GSAMP 2006-S4 (6-9-06)              $34,252.05
 1006782955          2955         XXXXXX2955             278                  GSAMP 2006-S4 (6-9-06)              $43,455.64
 1006823544          3544         XXXXXX3544             278                  GSAMP 2006-S4 (6-9-06)              $30,011.53
 1006907578          7578         XXXXXX7578             278                  GSAMP 2006-S4 (6-9-06)              $42,148.26
 1006950792          0792         XXXXXX0792             278                  GSAMP 2006-S4 (6-9-06)              $26,092.53
 1006978066          8066         XXXXXX8066             278                  GSAMP 2006-S4 (6-9-06)              $26,944.22
 1007096538          6538         XXXXXX6538             278                  GSAMP 2006-S4 (6-9-06)              $32,734.53
 1007098880          8880         XXXXXX8880             278                  GSAMP 2006-S4 (6-9-06)              $45,507.33
 3001307614          7614         XXXXXX7614             278                  GSAMP 2006-S4 (6-9-06)              $21,547.79
 3001393929          3929         XXXXXX3929             278                  GSAMP 2006-S4 (6-9-06)              $19,443.40
 3001406853          6853         XXXXXX6853             278                  GSAMP 2006-S4 (6-9-06)                $0.00
 1006570699          0699         XXXXXX0699             159                   GSR 2006-0A1 8/24/06                 $0.00
 1006670051          0051         XXXXXX0051             159                   GSR 2006-0A1 8/24/06              $337,425.52
 1006908725          8725         XXXXXX8725             159                   GSR 2006-0A1 8/24/06              $393,170.20
 1006970154          0154         XXXXXX0154             159                   GSR 2006-0A1 8/24/06              $426,453.28
 1007040874          0874         XXXXXX0874             159                   GSR 2006-0A1 8/24/06              $650,500.85
 1007041096          1096         XXXXXX1096             159                   GSR 2006-0A1 8/24/06              $236,994.21
 1007081944          1944         XXXXXX1944             159                   GSR 2006-0A1 8/24/06              $629,807.76
 1007081977          1977         XXXXXX1977             159                   GSR 2006-0A1 8/24/06              $438,317.52
 1007082058          2058         XXXXXX2058             159                   GSR 2006-0A1 8/24/06                 $0.00
 1007128828          8828         XXXXXX8828             159                   GSR 2006-0A1 8/24/06              $292,338.74
 1007138363          8363         XXXXXX8363             159                   GSR 2006-0A1 8/24/06              $230,323.47
 1007250713          0713         XXXXXX0713             159                   GSR 2006-0A1 8/24/06              $277,521.01
 1007250788          0788         XXXXXX0788             159                   GSR 2006-0A1 8/24/06              $355,509.67
 1007250929          0929         XXXXXX0929             159                   GSR 2006-0A1 8/24/06              $389,284.24
 1007299330          9330         XXXXXX9330             159                   GSR 2006-0A1 8/24/06              $524,122.71
 1007299371          9371         XXXXXX9371             159                   GSR 2006-0A1 8/24/06              $508,909.97
 1007338237          8237         XXXXXX8237             159                   GSR 2006-0A1 8/24/06              $453,119.59
 1007338344          8344         XXXXXX8344             159                   GSR 2006-0A1 8/24/06              $295,301.10
 1007357401          7401         XXXXXX7401             159                   GSR 2006-0A1 8/24/06              $314,671.93
 1007357450          7450         XXXXXX7450             159                   GSR 2006-0A1 8/24/06              $557,934.58
 1007398405          8405         XXXXXX8405             159                   GSR 2006-0A1 8/24/06                 $0.00
 1007442401          2401         XXXXXX2401             159                   GSR 2006-0A1 8/24/06              $225,747.97
 1007444878          4878         XXXXXX4878             159                   GSR 2006-0A1 8/24/06              $368,227.46
 1007444936          4936         XXXXXX4936             159                   GSR 2006-0A1 8/24/06              $492,277.15
 1007444951          4951         XXXXXX4951             159                   GSR 2006-0A1 8/24/06              $290,559.10
 1007445412          5412         XXXXXX5412             159                   GSR 2006-0A1 8/24/06              $721,512.08
 1007483736          3736         XXXXXX3736             159                   GSR 2006-0A1 8/24/06              $236,825.16
 1007520834          0834         XXXXXX0834             159                   GSR 2006-0A1 8/24/06              $422,091.01
 1007525353          5353         XXXXXX5353             159                   GSR 2006-0A1 8/24/06              $217,656.81
 1007582677          2677         XXXXXX2677             159                   GSR 2006-0A1 8/24/06              $542,278.15
 1007584152          4152         XXXXXX4152             159                   GSR 2006-0A1 8/24/06              $567,668.58
 1007585662          5662         XXXXXX5662             159                   GSR 2006-0A1 8/24/06              $201,071.19
 1007586702          6702         XXXXXX6702             159                   GSR 2006-0A1 8/24/06              $405,648.56
 1007586892          6892         XXXXXX6892             159                   GSR 2006-0A1 8/24/06              $315,478.64
 1007587346          7346         XXXXXX7346             159                   GSR 2006-0A1 8/24/06              $158,681.85
 1007590506          0506         XXXXXX0506             159                   GSR 2006-0A1 8/24/06              $140,357.30
 1007591157          1157         XXXXXX1157             159                   GSR 2006-0A1 8/24/06              $418,634.52
 1007591645          1645         XXXXXX1645             159                   GSR 2006-0A1 8/24/06                 $0.00
 1007593393          3393         XXXXXX3393             159                   GSR 2006-0A1 8/24/06              $214,885.75
 1007596693          6693         XXXXXX6693             159                   GSR 2006-0A1 8/24/06                 $0.00
 1007605684          5684         XXXXXX5684             159                   GSR 2006-0A1 8/24/06              $423,695.60
 1007605882          5882         XXXXXX5882             159                   GSR 2006-0A1 8/24/06              $397,132.90
 1007607664          7664         XXXXXX7664             159                   GSR 2006-0A1 8/24/06              $522,251.90
 1007613415          3415         XXXXXX3415             159                   GSR 2006-0A1 8/24/06              $373,631.84
 1007613704          3704         XXXXXX3704             159                   GSR 2006-0A1 8/24/06              $311,035.13
 1007615717          5717         XXXXXX5717             159                   GSR 2006-0A1 8/24/06              $292,030.94
 1007617929          7929         XXXXXX7929             159                   GSR 2006-0A1 8/24/06              $400,194.07
 1007619404          9404         XXXXXX9404             159                   GSR 2006-0A1 8/24/06              $202,285.24
 1007620956          0956         XXXXXX0956             159                   GSR 2006-0A1 8/24/06              $293,088.69
 1007621145          1145         XXXXXX1145             159                   GSR 2006-0A1 8/24/06              $469,451.49
 1007623083          3083         XXXXXX3083             159                   GSR 2006-0A1 8/24/06              $391,702.37
 1007624644          4644         XXXXXX4644             159                   GSR 2006-0A1 8/24/06              $370,894.05
 1007625518          5518         XXXXXX5518             159                   GSR 2006-0A1 8/24/06              $599,019.81
 1007626193          6193         XXXXXX6193             159                   GSR 2006-0A1 8/24/06              $345,157.05
 1007628934          8934         XXXXXX8934             159                   GSR 2006-0A1 8/24/06              $405,430.80
 1007629320          9320         XXXXXX9320             159                   GSR 2006-0A1 8/24/06              $339,925.02
 1007635327          5327         XXXXXX5327             159                   GSR 2006-0A1 8/24/06              $295,003.05
 1007635707          5707         XXXXXX5707             159                   GSR 2006-0A1 8/24/06              $296,251.97
 1007639634          9634         XXXXXX9634             159                   GSR 2006-0A1 8/24/06              $165,577.02
 1007639832          9832         XXXXXX9832             159                   GSR 2006-0A1 8/24/06              $127,996.42
 1007640137          0137         XXXXXX0137             159                   GSR 2006-0A1 8/24/06              $201,382.42
 1007641135          1135         XXXXXX1135             159                   GSR 2006-0A1 8/24/06              $408,342.71
 1007641184          1184         XXXXXX1184             159                   GSR 2006-0A1 8/24/06              $274,979.01
 1007642067          2067         XXXXXX2067             159                   GSR 2006-0A1 8/24/06              $293,749.74
 1007642364          2364         XXXXXX2364             159                   GSR 2006-0A1 8/24/06              $424,178.62
 1007642430          2430         XXXXXX2430             159                   GSR 2006-0A1 8/24/06              $269,744.75
 1007643628          3628         XXXXXX3628             159                   GSR 2006-0A1 8/24/06              $140,292.68
 1007643651          3651         XXXXXX3651             159                   GSR 2006-0A1 8/24/06              $672,391.05
 1007643875          3875         XXXXXX3875             159                   GSR 2006-0A1 8/24/06              $491,783.15
 1007643974          3974         XXXXXX3974             159                   GSR 2006-0A1 8/24/06              $111,623.11
 1007644113          4113         XXXXXX4113             159                   GSR 2006-0A1 8/24/06              $502,966.32
 1007644550          4550         XXXXXX4550             159                   GSR 2006-0A1 8/24/06              $307,575.14
 1007644576          4576         XXXXXX4576             159                   GSR 2006-0A1 8/24/06              $325,364.39
 1007644683          4683         XXXXXX4683             159                   GSR 2006-0A1 8/24/06              $211,989.33
 1007644774          4774         XXXXXX4774             159                   GSR 2006-0A1 8/24/06                 $0.00
 1007644881          4881         XXXXXX4881             159                   GSR 2006-0A1 8/24/06              $323,201.30
 1007645169          5169         XXXXXX5169             159                   GSR 2006-0A1 8/24/06              $348,697.41
 1007645235          5235         XXXXXX5235             159                   GSR 2006-0A1 8/24/06              $131,696.24
 1007645375          5375         XXXXXX5375             159                   GSR 2006-0A1 8/24/06                 $0.00
 1007645417          5417         XXXXXX5417             159                   GSR 2006-0A1 8/24/06                 $0.00
 1007645581          5581         XXXXXX5581             159                   GSR 2006-0A1 8/24/06              $330,975.33
 1007646126          6126         XXXXXX6126             159                   GSR 2006-0A1 8/24/06              $203,127.45
 1007646472          6472         XXXXXX6472             159                   GSR 2006-0A1 8/24/06              $222,567.72
 1007646480          6480         XXXXXX6480             159                   GSR 2006-0A1 8/24/06              $101,568.94
 1007646514          6514         XXXXXX6514             159                   GSR 2006-0A1 8/24/06             $1,233,403.29
 1007646589          6589         XXXXXX6589             159                   GSR 2006-0A1 8/24/06              $184,575.89
 1007646597          6597         XXXXXX6597             159                   GSR 2006-0A1 8/24/06              $479,252.64
 1007646670          6670         XXXXXX6670             159                   GSR 2006-0A1 8/24/06              $192,819.20
 1007646696          6696         XXXXXX6696             159                   GSR 2006-0A1 8/24/06                 $0.00
 1007646753          6753         XXXXXX6753             159                   GSR 2006-0A1 8/24/06                 $0.00
 1007646787          6787         XXXXXX6787             159                   GSR 2006-0A1 8/24/06              $355,688.94
 1007646829          6829         XXXXXX6829             159                   GSR 2006-0A1 8/24/06              $420,993.51
 1007646852          6852         XXXXXX6852             159                   GSR 2006-0A1 8/24/06              $605,941.48
 1007646894          6894         XXXXXX6894             159                   GSR 2006-0A1 8/24/06              $264,933.37
 1007646902          6902         XXXXXX6902             159                   GSR 2006-0A1 8/24/06              $334,737.52
 1007646985          6985         XXXXXX6985             159                   GSR 2006-0A1 8/24/06              $366,340.22
 1007647132          7132         XXXXXX7132             159                   GSR 2006-0A1 8/24/06              $222,227.96
 1007647173          7173         XXXXXX7173             159                   GSR 2006-0A1 8/24/06              $473,322.10
 1007647215          7215         XXXXXX7215             159                   GSR 2006-0A1 8/24/06                 $0.00
 1007647967          7967         XXXXXX7967             159                   GSR 2006-0A1 8/24/06              $149,607.65
 1007648163          8163         XXXXXX8163             159                   GSR 2006-0A1 8/24/06              $206,392.80
 1007648536          8536         XXXXXX8536             159                   GSR 2006-0A1 8/24/06              $114,818.12
 1007648668          8668         XXXXXX8668             159                   GSR 2006-0A1 8/24/06              $303,936.92
 1007648940          8940         XXXXXX8940             159                   GSR 2006-0A1 8/24/06              $454,011.76
 1007649294          9294         XXXXXX9294             159                   GSR 2006-0A1 8/24/06              $257,026.58
 1007649351          9351         XXXXXX9351             159                   GSR 2006-0A1 8/24/06              $289,043.75
 1007649898          9898         XXXXXX9898             159                   GSR 2006-0A1 8/24/06              $190,056.67
 1007649922          9922         XXXXXX9922             159                   GSR 2006-0A1 8/24/06              $423,754.43
 1007649997          9997         XXXXXX9997             159                   GSR 2006-0A1 8/24/06              $139,926.58
 1007650490          0490         XXXXXX0490             159                   GSR 2006-0A1 8/24/06              $408,096.97
 1007650649          0649         XXXXXX0649             159                   GSR 2006-0A1 8/24/06              $247,613.46
 1007651019          1019         XXXXXX1019             159                   GSR 2006-0A1 8/24/06              $203,665.88
 1007651423          1423         XXXXXX1423             159                   GSR 2006-0A1 8/24/06              $269,631.23
 1007651464          1464         XXXXXX1464             159                   GSR 2006-0A1 8/24/06              $368,237.51
 1007651563          1563         XXXXXX1563             159                   GSR 2006-0A1 8/24/06              $461,365.37
 1007651670          1670         XXXXXX1670             159                   GSR 2006-0A1 8/24/06              $320,448.59
 1007651779          1779         XXXXXX1779             159                   GSR 2006-0A1 8/24/06              $207,612.29
 1007652132          2132         XXXXXX2132             159                   GSR 2006-0A1 8/24/06              $253,872.97
 1007652264          2264         XXXXXX2264             159                   GSR 2006-0A1 8/24/06              $446,432.88
 1007652306          2306         XXXXXX2306             159                   GSR 2006-0A1 8/24/06              $409,435.68
 1007652504          2504         XXXXXX2504             159                   GSR 2006-0A1 8/24/06              $228,067.14
 1007652629          2629         XXXXXX2629             159                   GSR 2006-0A1 8/24/06              $380,954.49
 1007653148          3148         XXXXXX3148             159                   GSR 2006-0A1 8/24/06              $318,411.59
 1007653387          3387         XXXXXX3387             159                   GSR 2006-0A1 8/24/06              $186,622.36
 1007653395          3395         XXXXXX3395             159                   GSR 2006-0A1 8/24/06              $251,041.28
 1007653486          3486         XXXXXX3486             159                   GSR 2006-0A1 8/24/06              $390,390.89
 1007653551          3551         XXXXXX3551             159                   GSR 2006-0A1 8/24/06              $198,148.65
 1007653734          3734         XXXXXX3734             159                   GSR 2006-0A1 8/24/06              $155,443.52
 1007654005          4005         XXXXXX4005             159                   GSR 2006-0A1 8/24/06              $173,598.41
 1007654054          4054         XXXXXX4054             159                   GSR 2006-0A1 8/24/06              $214,773.84
 1007654385          4385         XXXXXX4385             159                   GSR 2006-0A1 8/24/06              $236,615.92
 1007654401          4401         XXXXXX4401             159                   GSR 2006-0A1 8/24/06                 $0.00
 1007654625          4625         XXXXXX4625             159                   GSR 2006-0A1 8/24/06              $454,632.05
 1007654807          4807         XXXXXX4807             159                   GSR 2006-0A1 8/24/06                 $0.00
 1007654815          4815         XXXXXX4815             159                   GSR 2006-0A1 8/24/06              $199,644.55
 1007654955          4955         XXXXXX4955             159                   GSR 2006-0A1 8/24/06              $125,759.35
 1007655044          5044         XXXXXX5044             159                   GSR 2006-0A1 8/24/06              $310,563.92
 1007655135          5135         XXXXXX5135             159                   GSR 2006-0A1 8/24/06              $900,238.29
 1007655358          5358         XXXXXX5358             159                   GSR 2006-0A1 8/24/06              $341,681.62
 1007655390          5390         XXXXXX5390             159                   GSR 2006-0A1 8/24/06              $262,131.89
 1007655424          5424         XXXXXX5424             159                   GSR 2006-0A1 8/24/06                 $0.00
 1007655465          5465         XXXXXX5465             159                   GSR 2006-0A1 8/24/06              $239,247.24
 1007655499          5499         XXXXXX5499             159                   GSR 2006-0A1 8/24/06              $219,030.63
 1007656034          6034         XXXXXX6034             159                   GSR 2006-0A1 8/24/06              $243,924.95
 1007656992          6992         XXXXXX6992             159                   GSR 2006-0A1 8/24/06              $275,610.53
 1007657602          7602         XXXXXX7602             159                   GSR 2006-0A1 8/24/06              $316,957.38
 1007657669          7669         XXXXXX7669             159                   GSR 2006-0A1 8/24/06              $312,799.69
 1007657818          7818         XXXXXX7818             159                   GSR 2006-0A1 8/24/06              $432,580.56
 1007657941          7941         XXXXXX7941             159                   GSR 2006-0A1 8/24/06              $386,446.81
 1007658352          8352         XXXXXX8352             159                   GSR 2006-0A1 8/24/06              $186,493.08
 1007658386          8386         XXXXXX8386             159                   GSR 2006-0A1 8/24/06              $432,743.54
 1007658931          8931         XXXXXX8931             159                   GSR 2006-0A1 8/24/06              $289,824.58
 1007659210          9210         XXXXXX9210             159                   GSR 2006-0A1 8/24/06              $289,586.08
 1007659269          9269         XXXXXX9269             159                   GSR 2006-0A1 8/24/06              $145,042.18
 1007659491          9491         XXXXXX9491             159                   GSR 2006-0A1 8/24/06              $435,604.75
 1007660028          0028         XXXXXX0028             159                   GSR 2006-0A1 8/24/06              $247,172.98
 1007660051          0051         XXXXXX0051             159                   GSR 2006-0A1 8/24/06              $550,231.23
 1007660358          0358         XXXXXX0358             159                   GSR 2006-0A1 8/24/06                 $0.00
 1007660424          0424         XXXXXX0424             159                   GSR 2006-0A1 8/24/06              $378,159.03
 1007660457          0457         XXXXXX0457             159                   GSR 2006-0A1 8/24/06              $276,363.46
 1007660804          0804         XXXXXX0804             159                   GSR 2006-0A1 8/24/06              $423,378.41
 1007661190          1190         XXXXXX1190             159                   GSR 2006-0A1 8/24/06              $395,446.21
 1007661349          1349         XXXXXX1349             159                   GSR 2006-0A1 8/24/06              $115,948.30
 1007661794          1794         XXXXXX1794             159                   GSR 2006-0A1 8/24/06              $212,643.49
 1007661802          1802         XXXXXX1802             159                   GSR 2006-0A1 8/24/06              $337,959.10
 1007661943          1943         XXXXXX1943             159                   GSR 2006-0A1 8/24/06              $255,253.64
 1007662081          2081         XXXXXX2081             159                   GSR 2006-0A1 8/24/06                 $0.00
 1007662206          2206         XXXXXX2206             159                   GSR 2006-0A1 8/24/06              $366,547.97
 1007662222          2222         XXXXXX2222             159                   GSR 2006-0A1 8/24/06              $363,061.66
 1007662370          2370         XXXXXX2370             159                   GSR 2006-0A1 8/24/06              $547,434.16
 1007662552          2552         XXXXXX2552             159                   GSR 2006-0A1 8/24/06              $186,044.60
 1007662842          2842         XXXXXX2842             159                   GSR 2006-0A1 8/24/06              $227,940.16
 1007663063          3063         XXXXXX3063             159                   GSR 2006-0A1 8/24/06              $399,746.88
 1007663220          3220         XXXXXX3220             159                   GSR 2006-0A1 8/24/06              $196,776.76
 1007663246          3246         XXXXXX3246             159                   GSR 2006-0A1 8/24/06              $453,404.74
 1007663345          3345         XXXXXX3345             159                   GSR 2006-0A1 8/24/06              $363,793.08
 1007663451          3451         XXXXXX3451             159                   GSR 2006-0A1 8/24/06              $156,800.10
 1007663527          3527         XXXXXX3527             159                   GSR 2006-0A1 8/24/06              $223,995.43
 1007664277          4277         XXXXXX4277             159                   GSR 2006-0A1 8/24/06              $515,506.25
 1007664475          4475         XXXXXX4475             159                   GSR 2006-0A1 8/24/06                 $0.00
 1007664673          4673         XXXXXX4673             159                   GSR 2006-0A1 8/24/06              $389,396.34
 1007664996          4996         XXXXXX4996             159                   GSR 2006-0A1 8/24/06              $243,252.59
 1007665118          5118         XXXXXX5118             159                   GSR 2006-0A1 8/24/06              $155,605.11
 1007665290          5290         XXXXXX5290             159                   GSR 2006-0A1 8/24/06              $222,101.34
 1007665332          5332         XXXXXX5332             159                   GSR 2006-0A1 8/24/06              $202,728.22
 1007665407          5407         XXXXXX5407             159                   GSR 2006-0A1 8/24/06              $136,698.03
 1007665498          5498         XXXXXX5498             159                   GSR 2006-0A1 8/24/06              $136,606.05
 1007665837          5837         XXXXXX5837             159                   GSR 2006-0A1 8/24/06              $254,624.78
 1007665860          5860         XXXXXX5860             159                   GSR 2006-0A1 8/24/06              $283,102.25
 1007665977          5977         XXXXXX5977             159                   GSR 2006-0A1 8/24/06              $349,986.17
 1007665993          5993         XXXXXX5993             159                   GSR 2006-0A1 8/24/06              $223,888.57
 1007666041          6041         XXXXXX6041             159                   GSR 2006-0A1 8/24/06              $276,131.28
 1007666058          6058         XXXXXX6058             159                   GSR 2006-0A1 8/24/06              $149,490.40
 1007666264          6264         XXXXXX6264             159                   GSR 2006-0A1 8/24/06              $408,620.37
 1007666397          6397         XXXXXX6397             159                   GSR 2006-0A1 8/24/06              $276,078.91
 1007668294          8294         XXXXXX8294             159                   GSR 2006-0A1 8/24/06              $164,190.30
 1007668302          8302         XXXXXX8302             159                   GSR 2006-0A1 8/24/06              $528,410.82
 1007668393          8393         XXXXXX8393             159                   GSR 2006-0A1 8/24/06              $416,917.13
 1007668708          8708         XXXXXX8708             159                   GSR 2006-0A1 8/24/06              $228,538.07
 1007668740          8740         XXXXXX8740             159                   GSR 2006-0A1 8/24/06              $363,490.07
 1007668807          8807         XXXXXX8807             159                   GSR 2006-0A1 8/24/06              $391,625.07
 1007669219          9219         XXXXXX9219             159                   GSR 2006-0A1 8/24/06              $156,922.57
 1007669342          9342         XXXXXX9342             159                   GSR 2006-0A1 8/24/06              $344,331.62
 1007669516          9516         XXXXXX9516             159                   GSR 2006-0A1 8/24/06              $348,582.86
 1007669714          9714         XXXXXX9714             159                   GSR 2006-0A1 8/24/06                 $0.00
 1007670233          0233         XXXXXX0233             159                   GSR 2006-0A1 8/24/06              $360,278.22
 1007671025          1025         XXXXXX1025             159                   GSR 2006-0A1 8/24/06              $315,948.85
 1007672254          2254         XXXXXX2254             159                   GSR 2006-0A1 8/24/06              $393,974.59
 1007672486          2486         XXXXXX2486             159                   GSR 2006-0A1 8/24/06              $145,701.55
 1007672734          2734         XXXXXX2734             159                   GSR 2006-0A1 8/24/06              $103,173.09
 1007672999          2999         XXXXXX2999             159                   GSR 2006-0A1 8/24/06              $152,482.59
 1007673187          3187         XXXXXX3187             159                   GSR 2006-0A1 8/24/06              $257,852.32
 1007673526          3526         XXXXXX3526             159                   GSR 2006-0A1 8/24/06              $148,702.62
 1007674193          4193         XXXXXX4193             159                   GSR 2006-0A1 8/24/06              $183,263.72
 1007674409          4409         XXXXXX4409             159                   GSR 2006-0A1 8/24/06              $178,347.92
 1007674656          4656         XXXXXX4656             159                   GSR 2006-0A1 8/24/06              $327,725.63
 1007674714          4714         XXXXXX4714             159                   GSR 2006-0A1 8/24/06              $303,833.64
 1007675182          5182         XXXXXX5182             159                   GSR 2006-0A1 8/24/06              $200,239.65
 1007675935          5935         XXXXXX5935             159                   GSR 2006-0A1 8/24/06              $208,708.47
 1007676560          6560         XXXXXX6560             159                   GSR 2006-0A1 8/24/06              $202,838.82
 1007676958          6958         XXXXXX6958             159                   GSR 2006-0A1 8/24/06              $266,751.78
 1007677592          7592         XXXXXX7592             159                   GSR 2006-0A1 8/24/06              $333,981.14
 1007677774          7774         XXXXXX7774             159                   GSR 2006-0A1 8/24/06              $359,690.96
 1007677923          7923         XXXXXX7923             159                   GSR 2006-0A1 8/24/06              $348,465.31
 1007678152          8152         XXXXXX8152             159                   GSR 2006-0A1 8/24/06              $133,109.92
 1007678301          8301         XXXXXX8301             159                   GSR 2006-0A1 8/24/06              $168,819.37
 1007678343          8343         XXXXXX8343             159                   GSR 2006-0A1 8/24/06              $264,808.41
 1007678582          8582         XXXXXX8582             159                   GSR 2006-0A1 8/24/06              $336,709.31
 1007679754          9754         XXXXXX9754             159                   GSR 2006-0A1 8/24/06              $278,200.87
 1007680166          0166         XXXXXX0166             159                   GSR 2006-0A1 8/24/06              $173,848.18
 1007680315          0315         XXXXXX0315             159                   GSR 2006-0A1 8/24/06              $413,351.61
 1007680778          0778         XXXXXX0778             159                   GSR 2006-0A1 8/24/06                 $0.00
 1007680877          0877         XXXXXX0877             159                   GSR 2006-0A1 8/24/06              $172,096.23
 1007681016          1016         XXXXXX1016             159                   GSR 2006-0A1 8/24/06              $300,087.95
 1007681289          1289         XXXXXX1289             159                   GSR 2006-0A1 8/24/06              $197,423.30
 1007681446          1446         XXXXXX1446             159                   GSR 2006-0A1 8/24/06              $156,992.29
 1007681909          1909         XXXXXX1909             159                   GSR 2006-0A1 8/24/06              $228,105.07
 1007681982          1982         XXXXXX1982             159                   GSR 2006-0A1 8/24/06              $225,496.88
 1007682014          2014         XXXXXX2014             159                   GSR 2006-0A1 8/24/06              $225,808.81
 1007682394          2394         XXXXXX2394             159                   GSR 2006-0A1 8/24/06              $323,535.82
 1007683079          3079         XXXXXX3079             159                   GSR 2006-0A1 8/24/06              $501,892.07
 1007683590          3590         XXXXXX3590             159                   GSR 2006-0A1 8/24/06              $519,398.56
 1007684010          4010         XXXXXX4010             159                   GSR 2006-0A1 8/24/06              $330,752.54
 1007684499          4499         XXXXXX4499             159                   GSR 2006-0A1 8/24/06              $144,144.32
 1007685330          5330         XXXXXX5330             159                   GSR 2006-0A1 8/24/06              $420,229.80
 1007685439          5439         XXXXXX5439             159                   GSR 2006-0A1 8/24/06              $602,365.53
 1007685561          5561         XXXXXX5561             159                   GSR 2006-0A1 8/24/06              $242,798.57
 1007685868          5868         XXXXXX5868             159                   GSR 2006-0A1 8/24/06              $226,185.16
 1007685884          5884         XXXXXX5884             159                   GSR 2006-0A1 8/24/06              $391,591.91
 1007686163          6163         XXXXXX6163             159                   GSR 2006-0A1 8/24/06              $424,000.06
 1007686312          6312         XXXXXX6312             159                   GSR 2006-0A1 8/24/06              $407,094.68
 1007686403          6403         XXXXXX6403             159                   GSR 2006-0A1 8/24/06              $293,301.38
 1007686486          6486         XXXXXX6486             159                   GSR 2006-0A1 8/24/06              $277,723.17
 1007686577          6577         XXXXXX6577             159                   GSR 2006-0A1 8/24/06              $381,941.31
 1007686650          6650         XXXXXX6650             159                   GSR 2006-0A1 8/24/06              $379,551.18
 1007686684          6684         XXXXXX6684             159                   GSR 2006-0A1 8/24/06              $643,105.04
 1007686882          6882         XXXXXX6882             159                   GSR 2006-0A1 8/24/06              $198,111.26
 1007687906          7906         XXXXXX7906             159                   GSR 2006-0A1 8/24/06              $366,304.74
 1007688045          8045         XXXXXX8045             159                   GSR 2006-0A1 8/24/06              $494,958.61
 1007688417          8417         XXXXXX8417             159                   GSR 2006-0A1 8/24/06              $128,318.14
 1007688599          8599         XXXXXX8599             159                   GSR 2006-0A1 8/24/06              $180,879.77
 1007688755          8755         XXXXXX8755             159                   GSR 2006-0A1 8/24/06              $419,443.19
 1007688870          8870         XXXXXX8870             159                   GSR 2006-0A1 8/24/06              $214,872.97
 1007688953          8953         XXXXXX8953             159                   GSR 2006-0A1 8/24/06              $405,421.04
 1007689068          9068         XXXXXX9068             159                   GSR 2006-0A1 8/24/06              $370,530.57
 1007689258          9258         XXXXXX9258             159                   GSR 2006-0A1 8/24/06              $274,251.28
 1007689316          9316         XXXXXX9316             159                   GSR 2006-0A1 8/24/06              $218,989.15
 1007689787          9787         XXXXXX9787             159                   GSR 2006-0A1 8/24/06              $515,984.64
 1007689829          9829         XXXXXX9829             159                   GSR 2006-0A1 8/24/06              $193,500.65
 1007689860          9860         XXXXXX9860             159                   GSR 2006-0A1 8/24/06              $276,298.55
 1007690090          0090         XXXXXX0090             159                   GSR 2006-0A1 8/24/06                 $0.00
 1007690959          0959         XXXXXX0959             159                   GSR 2006-0A1 8/24/06              $474,509.31
 1007691015          1015         XXXXXX1015             159                   GSR 2006-0A1 8/24/06              $227,769.34
 1007691056          1056         XXXXXX1056             159                   GSR 2006-0A1 8/24/06              $298,193.57
 1007691445          1445         XXXXXX1445             159                   GSR 2006-0A1 8/24/06              $404,657.53
 1007691452          1452         XXXXXX1452             159                   GSR 2006-0A1 8/24/06              $254,259.18
 1007691718          1718         XXXXXX1718             159                   GSR 2006-0A1 8/24/06              $227,747.41
 1007691981          1981         XXXXXX1981             159                   GSR 2006-0A1 8/24/06              $192,900.20
 1007692336          2336         XXXXXX2336             159                   GSR 2006-0A1 8/24/06              $239,248.47
 1007692492          2492         XXXXXX2492             159                   GSR 2006-0A1 8/24/06              $158,011.82
 1007692518          2518         XXXXXX2518             159                   GSR 2006-0A1 8/24/06              $235,211.77
 1007692609          2609         XXXXXX2609             159                   GSR 2006-0A1 8/24/06              $346,918.19
 1007692617          2617         XXXXXX2617             159                   GSR 2006-0A1 8/24/06              $277,453.14
 1007692633          2633         XXXXXX2633             159                   GSR 2006-0A1 8/24/06              $399,272.16
 1007692674          2674         XXXXXX2674             159                   GSR 2006-0A1 8/24/06              $592,838.75
 1007692724          2724         XXXXXX2724             159                   GSR 2006-0A1 8/24/06              $190,802.28
 1007692781          2781         XXXXXX2781             159                   GSR 2006-0A1 8/24/06               $90,776.37
 1007692823          2823         XXXXXX2823             159                   GSR 2006-0A1 8/24/06              $585,789.77
 1007693417          3417         XXXXXX3417             159                   GSR 2006-0A1 8/24/06              $369,317.64
 1007693466          3466         XXXXXX3466             159                   GSR 2006-0A1 8/24/06              $291,989.14
 1007693557          3557         XXXXXX3557             159                   GSR 2006-0A1 8/24/06              $395,520.85
 1007693623          3623         XXXXXX3623             159                   GSR 2006-0A1 8/24/06              $266,735.08
 1007693706          3706         XXXXXX3706             159                   GSR 2006-0A1 8/24/06              $174,697.68
 1007693862          3862         XXXXXX3862             159                   GSR 2006-0A1 8/24/06              $383,819.83
 1007694951          4951         XXXXXX4951             159                   GSR 2006-0A1 8/24/06              $430,240.04
 1007695198          5198         XXXXXX5198             159                   GSR 2006-0A1 8/24/06              $193,350.27
 1007695214          5214         XXXXXX5214             159                   GSR 2006-0A1 8/24/06              $244,483.10
 1007695529          5529         XXXXXX5529             159                   GSR 2006-0A1 8/24/06              $237,385.12
 1007696816          6816         XXXXXX6816             159                   GSR 2006-0A1 8/24/06              $291,172.50
 1007696923          6923         XXXXXX6923             159                   GSR 2006-0A1 8/24/06              $199,576.41
 1007697160          7160         XXXXXX7160             159                   GSR 2006-0A1 8/24/06              $188,120.23
 1007697244          7244         XXXXXX7244             159                   GSR 2006-0A1 8/24/06              $427,131.35
 1007697426          7426         XXXXXX7426             159                   GSR 2006-0A1 8/24/06              $141,585.63
 1007697517          7517         XXXXXX7517             159                   GSR 2006-0A1 8/24/06              $442,473.83
 1007697558          7558         XXXXXX7558             159                   GSR 2006-0A1 8/24/06              $211,952.30
 1007698358          8358         XXXXXX8358             159                   GSR 2006-0A1 8/24/06              $140,780.25
 1007698713          8713         XXXXXX8713             159                   GSR 2006-0A1 8/24/06              $356,655.54
 1007699638          9638         XXXXXX9638             159                   GSR 2006-0A1 8/24/06              $382,691.50
 1007700071          0071         XXXXXX0071             159                   GSR 2006-0A1 8/24/06              $395,798.42
 1007700576          0576         XXXXXX0576             159                   GSR 2006-0A1 8/24/06              $265,747.62
 1007700683          0683         XXXXXX0683             159                   GSR 2006-0A1 8/24/06              $182,439.45
 1007700840          0840         XXXXXX0840             159                   GSR 2006-0A1 8/24/06              $305,799.87
 1007700881          0881         XXXXXX0881             159                   GSR 2006-0A1 8/24/06              $572,107.92
 1007701483          1483         XXXXXX1483             159                   GSR 2006-0A1 8/24/06              $509,618.29
 1007701681          1681         XXXXXX1681             159                   GSR 2006-0A1 8/24/06              $388,476.90
 1007701764          1764         XXXXXX1764             159                   GSR 2006-0A1 8/24/06              $292,246.31
 1007701780          1780         XXXXXX1780             159                   GSR 2006-0A1 8/24/06              $298,095.19
 1007701871          1871         XXXXXX1871             159                   GSR 2006-0A1 8/24/06              $235,776.49
 1007702531          2531         XXXXXX2531             159                   GSR 2006-0A1 8/24/06              $101,182.75
 1007702705          2705         XXXXXX2705             159                   GSR 2006-0A1 8/24/06              $412,929.18
 1007703133          3133         XXXXXX3133             159                   GSR 2006-0A1 8/24/06              $296,691.63
 1007703463          3463         XXXXXX3463             159                   GSR 2006-0A1 8/24/06              $148,031.50
 1007703638          3638         XXXXXX3638             159                   GSR 2006-0A1 8/24/06              $361,616.66
 1007703869          3869         XXXXXX3869             159                   GSR 2006-0A1 8/24/06              $255,253.59
 1007704008          4008         XXXXXX4008             159                   GSR 2006-0A1 8/24/06              $128,124.53
 1007704305          4305         XXXXXX4305             159                   GSR 2006-0A1 8/24/06              $304,192.96
 1007704529          4529         XXXXXX4529             159                   GSR 2006-0A1 8/24/06              $202,333.04
 1007704685          4685         XXXXXX4685             159                   GSR 2006-0A1 8/24/06              $215,862.51
 1007705146          5146         XXXXXX5146             159                   GSR 2006-0A1 8/24/06              $211,263.70
 1007705450          5450         XXXXXX5450             159                   GSR 2006-0A1 8/24/06              $283,876.26
 1007705500          5500         XXXXXX5500             159                   GSR 2006-0A1 8/24/06              $234,440.56
 1007705740          5740         XXXXXX5740             159                   GSR 2006-0A1 8/24/06               $99,868.91
 1007705799          5799         XXXXXX5799             159                   GSR 2006-0A1 8/24/06              $598,462.01
 1007706458          6458         XXXXXX6458             159                   GSR 2006-0A1 8/24/06              $391,231.36
 1007706474          6474         XXXXXX6474             159                   GSR 2006-0A1 8/24/06              $323,101.84
 1007706755          6755         XXXXXX6755             159                   GSR 2006-0A1 8/24/06                 $0.00
 1007706821          6821         XXXXXX6821             159                   GSR 2006-0A1 8/24/06              $226,210.59
 1007706854          6854         XXXXXX6854             159                   GSR 2006-0A1 8/24/06              $262,450.66
 1007706888          6888         XXXXXX6888             159                   GSR 2006-0A1 8/24/06              $208,791.05
 1007707084          7084         XXXXXX7084             159                   GSR 2006-0A1 8/24/06              $343,552.76
 1007707373          7373         XXXXXX7373             159                   GSR 2006-0A1 8/24/06              $415,162.14
 1007707407          7407         XXXXXX7407             159                   GSR 2006-0A1 8/24/06              $275,109.51
 1007707480          7480         XXXXXX7480             159                   GSR 2006-0A1 8/24/06              $199,294.72
 1007707563          7563         XXXXXX7563             159                   GSR 2006-0A1 8/24/06              $496,118.93
 1007708116          8116         XXXXXX8116             159                   GSR 2006-0A1 8/24/06              $121,824.78
 1007708181          8181         XXXXXX8181             159                   GSR 2006-0A1 8/24/06              $289,195.87
 1007708314          8314         XXXXXX8314             159                   GSR 2006-0A1 8/24/06              $197,604.74
 1007708421          8421         XXXXXX8421             159                   GSR 2006-0A1 8/24/06              $252,451.11
 1007708488          8488         XXXXXX8488             159                   GSR 2006-0A1 8/24/06              $309,251.55
 1007708637          8637         XXXXXX8637             159                   GSR 2006-0A1 8/24/06              $215,893.71
 1007708694          8694         XXXXXX8694             159                   GSR 2006-0A1 8/24/06               $99,129.03
 1007708801          8801         XXXXXX8801             159                   GSR 2006-0A1 8/24/06              $281,926.27
 1007710294          0294         XXXXXX0294             159                   GSR 2006-0A1 8/24/06              $135,882.33
 1007710989          0989         XXXXXX0989             159                   GSR 2006-0A1 8/24/06              $993,385.38
 1007711052          1052         XXXXXX1052             159                   GSR 2006-0A1 8/24/06              $274,383.32
 1007711706          1706         XXXXXX1706             159                   GSR 2006-0A1 8/24/06              $365,031.61
 1007711847          1847         XXXXXX1847             159                   GSR 2006-0A1 8/24/06              $143,173.68
 1007711938          1938         XXXXXX1938             159                   GSR 2006-0A1 8/24/06              $235,755.30
 1007712183          2183         XXXXXX2183             159                   GSR 2006-0A1 8/24/06              $115,956.89
 1007712357          2357         XXXXXX2357             159                   GSR 2006-0A1 8/24/06              $148,138.10
 1007712415          2415         XXXXXX2415             159                   GSR 2006-0A1 8/24/06              $253,435.72
 1007712662          2662         XXXXXX2662             159                   GSR 2006-0A1 8/24/06              $118,608.37
 1007712894          2894         XXXXXX2894             159                   GSR 2006-0A1 8/24/06              $227,269.06
 1007712985          2985         XXXXXX2985             159                   GSR 2006-0A1 8/24/06              $267,633.83
 1007713025          3025         XXXXXX3025             159                   GSR 2006-0A1 8/24/06              $133,998.33
 1007713652          3652         XXXXXX3652             159                   GSR 2006-0A1 8/24/06              $383,101.54
 1007713660          3660         XXXXXX3660             159                   GSR 2006-0A1 8/24/06              $303,854.11
 1007713793          3793         XXXXXX3793             159                   GSR 2006-0A1 8/24/06              $146,096.93
 1007714544          4544         XXXXXX4544             159                   GSR 2006-0A1 8/24/06              $547,712.57
 1007716416          6416         XXXXXX6416             159                   GSR 2006-0A1 8/24/06                 $0.00
 1007716549          6549         XXXXXX6549             159                   GSR 2006-0A1 8/24/06              $332,864.23
 1007716572          6572         XXXXXX6572             159                   GSR 2006-0A1 8/24/06              $216,538.09
 1007716879          6879         XXXXXX6879             159                   GSR 2006-0A1 8/24/06              $315,723.42
 1007717364          7364         XXXXXX7364             159                   GSR 2006-0A1 8/24/06              $199,517.49
 1007717570          7570         XXXXXX7570             159                   GSR 2006-0A1 8/24/06              $340,764.20
 1007717646          7646         XXXXXX7646             159                   GSR 2006-0A1 8/24/06              $198,772.17
 1007717760          7760         XXXXXX7760             159                   GSR 2006-0A1 8/24/06              $417,667.21
 1007717901          7901         XXXXXX7901             159                   GSR 2006-0A1 8/24/06              $165,713.76
 1007717935          7935         XXXXXX7935             159                   GSR 2006-0A1 8/24/06              $252,151.49
 1007717950          7950         XXXXXX7950             159                   GSR 2006-0A1 8/24/06              $215,255.32
 1007718990          8990         XXXXXX8990             159                   GSR 2006-0A1 8/24/06              $437,394.64
 1007719261          9261         XXXXXX9261             159                   GSR 2006-0A1 8/24/06              $221,998.88
 1007719592          9592         XXXXXX9592             159                   GSR 2006-0A1 8/24/06              $226,550.66
 1007720145          0145         XXXXXX0145             159                   GSR 2006-0A1 8/24/06              $234,564.42
 1007720293          0293         XXXXXX0293             159                   GSR 2006-0A1 8/24/06              $365,798.69
 1007720756          0756         XXXXXX0756             159                   GSR 2006-0A1 8/24/06              $266,696.21
 1007720830          0830         XXXXXX0830             159                   GSR 2006-0A1 8/24/06                 $0.00
 1007721184          1184         XXXXXX1184             159                   GSR 2006-0A1 8/24/06              $335,717.15
 1007721259          1259         XXXXXX1259             159                   GSR 2006-0A1 8/24/06               $89,295.81
 1007721283          1283         XXXXXX1283             159                   GSR 2006-0A1 8/24/06              $445,635.23
 1007721721          1721         XXXXXX1721             159                   GSR 2006-0A1 8/24/06              $171,370.70
 1007721770          1770         XXXXXX1770             159                   GSR 2006-0A1 8/24/06              $446,428.19
 1007722083          2083         XXXXXX2083             159                   GSR 2006-0A1 8/24/06              $256,931.19
 1007722877          2877         XXXXXX2877             159                   GSR 2006-0A1 8/24/06              $187,456.90
 1007722927          2927         XXXXXX2927             159                   GSR 2006-0A1 8/24/06              $544,034.52
 1007723057          3057         XXXXXX3057             159                   GSR 2006-0A1 8/24/06              $505,842.37
 1007723263          3263         XXXXXX3263             159                   GSR 2006-0A1 8/24/06              $195,201.44
 1007723776          3776         XXXXXX3776             159                   GSR 2006-0A1 8/24/06              $384,298.80
 1007724147          4147         XXXXXX4147             159                   GSR 2006-0A1 8/24/06              $368,374.33
 1007724840          4840         XXXXXX4840             159                   GSR 2006-0A1 8/24/06              $236,257.28
 1007725003          5003         XXXXXX5003             159                   GSR 2006-0A1 8/24/06              $346,005.51
 1007725433          5433         XXXXXX5433             159                   GSR 2006-0A1 8/24/06              $539,617.01
 1007725441          5441         XXXXXX5441             159                   GSR 2006-0A1 8/24/06              $219,785.23
 1007726324          6324         XXXXXX6324             159                   GSR 2006-0A1 8/24/06              $180,094.58
 1007726423          6423         XXXXXX6423             159                   GSR 2006-0A1 8/24/06               $83,098.65
 1007726852          6852         XXXXXX6852             159                   GSR 2006-0A1 8/24/06              $322,876.28
 1007729013          9013         XXXXXX9013             159                   GSR 2006-0A1 8/24/06              $310,397.99
 1007729179          9179         XXXXXX9179             159                   GSR 2006-0A1 8/24/06              $263,246.80
 1007729468          9468         XXXXXX9468             159                   GSR 2006-0A1 8/24/06              $362,434.96
 1007729658          9658         XXXXXX9658             159                   GSR 2006-0A1 8/24/06              $274,873.80
 1007729765          9765         XXXXXX9765             159                   GSR 2006-0A1 8/24/06              $268,928.69
 1007729781          9781         XXXXXX9781             159                   GSR 2006-0A1 8/24/06              $101,178.50
 1007730631          0631         XXXXXX0631             159                   GSR 2006-0A1 8/24/06              $367,021.78
 1007731316          1316         XXXXXX1316             159                   GSR 2006-0A1 8/24/06              $148,073.54
 1007731472          1472         XXXXXX1472             159                   GSR 2006-0A1 8/24/06              $363,977.79
 1007731845          1845         XXXXXX1845             159                   GSR 2006-0A1 8/24/06              $238,089.25
 1007732009          2009         XXXXXX2009             159                   GSR 2006-0A1 8/24/06              $300,387.20
 1007732215          2215         XXXXXX2215             159                   GSR 2006-0A1 8/24/06              $272,273.66
 1007732454          2454         XXXXXX2454             159                   GSR 2006-0A1 8/24/06              $291,718.41
 1007732553          2553         XXXXXX2553             159                   GSR 2006-0A1 8/24/06              $184,716.89
 1007732579          2579         XXXXXX2579             159                   GSR 2006-0A1 8/24/06              $420,392.54
 1007732678          2678         XXXXXX2678             159                   GSR 2006-0A1 8/24/06              $378,884.94
 1007732694          2694         XXXXXX2694             159                   GSR 2006-0A1 8/24/06              $206,056.74
 1007732819          2819         XXXXXX2819             159                   GSR 2006-0A1 8/24/06              $235,044.54
 1007732850          2850         XXXXXX2850             159                   GSR 2006-0A1 8/24/06              $450,794.05
 1007733114          3114         XXXXXX3114             159                   GSR 2006-0A1 8/24/06              $203,541.80
 1007733320          3320         XXXXXX3320             159                   GSR 2006-0A1 8/24/06              $328,420.54
 1007733510          3510         XXXXXX3510             159                   GSR 2006-0A1 8/24/06              $293,684.12
 1007733601          3601         XXXXXX3601             159                   GSR 2006-0A1 8/24/06              $416,250.72
 1007733841          3841         XXXXXX3841             159                   GSR 2006-0A1 8/24/06              $150,596.76
 1007733858          3858         XXXXXX3858             159                   GSR 2006-0A1 8/24/06              $313,601.11
 1007733874          3874         XXXXXX3874             159                   GSR 2006-0A1 8/24/06              $212,500.52
 1007733916          3916         XXXXXX3916             159                   GSR 2006-0A1 8/24/06              $366,730.52
 1007734237          4237         XXXXXX4237             159                   GSR 2006-0A1 8/24/06              $357,067.18
 1007734435          4435         XXXXXX4435             159                   GSR 2006-0A1 8/24/06              $205,092.97
 1007734666          4666         XXXXXX4666             159                   GSR 2006-0A1 8/24/06              $271,801.49
 1007735523          5523         XXXXXX5523             159                   GSR 2006-0A1 8/24/06              $461,362.29
 1007735697          5697         XXXXXX5697             159                   GSR 2006-0A1 8/24/06              $129,688.36
 1007735952          5952         XXXXXX5952             159                   GSR 2006-0A1 8/24/06              $241,476.55
 1007736000          6000         XXXXXX6000             159                   GSR 2006-0A1 8/24/06              $331,326.19
 1007736646          6646         XXXXXX6646             159                   GSR 2006-0A1 8/24/06              $264,678.40
 1007737396          7396         XXXXXX7396             159                   GSR 2006-0A1 8/24/06              $376,393.58
 1007737891          7891         XXXXXX7891             159                   GSR 2006-0A1 8/24/06              $139,024.55
 1007738063          8063         XXXXXX8063             159                   GSR 2006-0A1 8/24/06              $248,213.08
 1007738253          8253         XXXXXX8253             159                   GSR 2006-0A1 8/24/06              $249,921.57
 1007738907          8907         XXXXXX8907             159                   GSR 2006-0A1 8/24/06              $176,662.15
 1007739574          9574         XXXXXX9574             159                   GSR 2006-0A1 8/24/06              $334,322.92
 1007740499          0499         XXXXXX0499             159                   GSR 2006-0A1 8/24/06              $137,722.74
 1007740663          0663         XXXXXX0663             159                   GSR 2006-0A1 8/24/06              $181,715.78
 1007742511          2511         XXXXXX2511             159                   GSR 2006-0A1 8/24/06              $257,525.50
 1007742792          2792         XXXXXX2792             159                   GSR 2006-0A1 8/24/06              $206,861.84
 1007742909          2909         XXXXXX2909             159                   GSR 2006-0A1 8/24/06              $293,263.54
 1007743139          3139         XXXXXX3139             159                   GSR 2006-0A1 8/24/06              $182,088.96
 1007743410          3410         XXXXXX3410             159                   GSR 2006-0A1 8/24/06              $588,549.51
 1007743915          3915         XXXXXX3915             159                   GSR 2006-0A1 8/24/06              $416,864.40
 1007744111          4111         XXXXXX4111             159                   GSR 2006-0A1 8/24/06              $406,733.54
 1007744533          4533         XXXXXX4533             159                   GSR 2006-0A1 8/24/06              $280,632.53
 1007744624          4624         XXXXXX4624             159                   GSR 2006-0A1 8/24/06              $493,872.35
 1007744699          4699         XXXXXX4699             159                   GSR 2006-0A1 8/24/06              $332,510.29
 1007744723          4723         XXXXXX4723             159                   GSR 2006-0A1 8/24/06              $220,654.23
 1007744863          4863         XXXXXX4863             159                   GSR 2006-0A1 8/24/06              $294,475.74
 1007745001          5001         XXXXXX5001             159                   GSR 2006-0A1 8/24/06              $656,689.68
 1007745225          5225         XXXXXX5225             159                   GSR 2006-0A1 8/24/06              $189,541.64
 1007745316          5316         XXXXXX5316             159                   GSR 2006-0A1 8/24/06                 $0.00
 1007745563          5563         XXXXXX5563             159                   GSR 2006-0A1 8/24/06              $559,157.45
 1007745571          5571         XXXXXX5571             159                   GSR 2006-0A1 8/24/06              $389,846.52
 1007745621          5621         XXXXXX5621             159                   GSR 2006-0A1 8/24/06              $499,892.17
 1007745829          5829         XXXXXX5829             159                   GSR 2006-0A1 8/24/06              $194,272.30
 1007746066          6066         XXXXXX6066             159                   GSR 2006-0A1 8/24/06              $267,983.76
 1007746173          6173         XXXXXX6173             159                   GSR 2006-0A1 8/24/06              $364,802.65
 1007746470          6470         XXXXXX6470             159                   GSR 2006-0A1 8/24/06              $473,032.12
 1007746827          6827         XXXXXX6827             159                   GSR 2006-0A1 8/24/06              $312,218.00
 1007746835          6835         XXXXXX6835             159                   GSR 2006-0A1 8/24/06              $357,998.65
 1007748237          8237         XXXXXX8237             159                   GSR 2006-0A1 8/24/06                 $0.00
 1007748369          8369         XXXXXX8369             159                   GSR 2006-0A1 8/24/06                 $0.00
 1007748666          8666         XXXXXX8666             159                   GSR 2006-0A1 8/24/06              $299,869.75
 1007748898          8898         XXXXXX8898             159                   GSR 2006-0A1 8/24/06              $133,917.06
 1007749078          9078         XXXXXX9078             159                   GSR 2006-0A1 8/24/06              $385,497.27
 1007749904          9904         XXXXXX9904             159                   GSR 2006-0A1 8/24/06              $443,702.09
 1007751017          1017         XXXXXX1017             159                   GSR 2006-0A1 8/24/06              $242,899.39
 1007751082          1082         XXXXXX1082             159                   GSR 2006-0A1 8/24/06              $255,216.20
 1007751595          1595         XXXXXX1595             159                   GSR 2006-0A1 8/24/06              $321,648.43
 1007751942          1942         XXXXXX1942             159                   GSR 2006-0A1 8/24/06              $404,547.24
 1007752437          2437         XXXXXX2437             159                   GSR 2006-0A1 8/24/06              $295,200.09
 1007752676          2676         XXXXXX2676             159                   GSR 2006-0A1 8/24/06              $257,341.50
 1007753997          3997         XXXXXX3997             159                   GSR 2006-0A1 8/24/06              $291,060.25
 1007754003          4003         XXXXXX4003             159                   GSR 2006-0A1 8/24/06              $245,178.58
 1007754102          4102         XXXXXX4102             159                   GSR 2006-0A1 8/24/06              $216,379.52
 1007754748          4748         XXXXXX4748             159                   GSR 2006-0A1 8/24/06                 $0.00
 1007754854          4854         XXXXXX4854             159                   GSR 2006-0A1 8/24/06              $272,423.53
 1007755356          5356         XXXXXX5356             159                   GSR 2006-0A1 8/24/06              $398,939.69
 1007755372          5372         XXXXXX5372             159                   GSR 2006-0A1 8/24/06              $654,691.34
 1007755455          5455         XXXXXX5455             159                   GSR 2006-0A1 8/24/06              $195,487.01
 1007755893          5893         XXXXXX5893             159                   GSR 2006-0A1 8/24/06              $138,446.46
 1007757105          7105         XXXXXX7105             159                   GSR 2006-0A1 8/24/06              $402,650.46
 1007757121          7121         XXXXXX7121             159                   GSR 2006-0A1 8/24/06              $317,272.88
 1007757857          7857         XXXXXX7857             159                   GSR 2006-0A1 8/24/06              $179,322.22
 1007757865          7865         XXXXXX7865             159                   GSR 2006-0A1 8/24/06              $455,903.37
 1007758178          8178         XXXXXX8178             159                   GSR 2006-0A1 8/24/06              $596,019.58
 1007758210          8210         XXXXXX8210             159                   GSR 2006-0A1 8/24/06              $196,101.32
 1007758277          8277         XXXXXX8277             159                   GSR 2006-0A1 8/24/06               $84,505.30
 1007758384          8384         XXXXXX8384             159                   GSR 2006-0A1 8/24/06              $360,065.94
 1007759366          9366         XXXXXX9366             159                   GSR 2006-0A1 8/24/06              $345,434.35
 1007759416          9416         XXXXXX9416             159                   GSR 2006-0A1 8/24/06              $233,304.23
 1007759465          9465         XXXXXX9465             159                   GSR 2006-0A1 8/24/06              $369,134.28
 1007759663          9663         XXXXXX9663             159                   GSR 2006-0A1 8/24/06              $182,609.32
 1007759770          9770         XXXXXX9770             159                   GSR 2006-0A1 8/24/06              $429,656.04
 1007760083          0083         XXXXXX0083             159                   GSR 2006-0A1 8/24/06              $394,767.86
 1007760091          0091         XXXXXX0091             159                   GSR 2006-0A1 8/24/06               $58,099.86
 1007760125          0125         XXXXXX0125             159                   GSR 2006-0A1 8/24/06              $440,451.14
 1007760380          0380         XXXXXX0380             159                   GSR 2006-0A1 8/24/06              $328,485.33
 1007760794          0794         XXXXXX0794             159                   GSR 2006-0A1 8/24/06              $726,283.70
 1007761339          1339         XXXXXX1339             159                   GSR 2006-0A1 8/24/06              $223,552.35
 1007761479          1479         XXXXXX1479             159                   GSR 2006-0A1 8/24/06              $324,897.06
 1007761487          1487         XXXXXX1487             159                   GSR 2006-0A1 8/24/06              $349,510.47
 1007761529          1529         XXXXXX1529             159                   GSR 2006-0A1 8/24/06              $348,431.54
 1007761602          1602         XXXXXX1602             159                   GSR 2006-0A1 8/24/06              $278,879.59
 1007762048          2048         XXXXXX2048             159                   GSR 2006-0A1 8/24/06              $555,001.12
 1007762287          2287         XXXXXX2287             159                   GSR 2006-0A1 8/24/06              $404,682.72
 1007762600          2600         XXXXXX2600             159                   GSR 2006-0A1 8/24/06              $201,208.01
 1007762675          2675         XXXXXX2675             159                   GSR 2006-0A1 8/24/06              $212,656.51
 1007762741          2741         XXXXXX2741             159                   GSR 2006-0A1 8/24/06              $401,617.12
 1007762758          2758         XXXXXX2758             159                   GSR 2006-0A1 8/24/06              $404,298.45
 1007762907          2907         XXXXXX2907             159                   GSR 2006-0A1 8/24/06              $190,267.04
 1007762964          2964         XXXXXX2964             159                   GSR 2006-0A1 8/24/06              $246,885.55
 1007763319          3319         XXXXXX3319             159                   GSR 2006-0A1 8/24/06              $281,221.61
 1007763459          3459         XXXXXX3459             159                   GSR 2006-0A1 8/24/06                 $0.00
 1007763590          3590         XXXXXX3590             159                   GSR 2006-0A1 8/24/06              $314,532.41
 1007763616          3616         XXXXXX3616             159                   GSR 2006-0A1 8/24/06              $154,953.90
 1007763848          3848         XXXXXX3848             159                   GSR 2006-0A1 8/24/06              $209,738.19
 1007764044          4044         XXXXXX4044             159                   GSR 2006-0A1 8/24/06              $385,351.34
 1007764135          4135         XXXXXX4135             159                   GSR 2006-0A1 8/24/06              $229,820.60
 1007764275          4275         XXXXXX4275             159                   GSR 2006-0A1 8/24/06              $157,178.21
 1007764523          4523         XXXXXX4523             159                   GSR 2006-0A1 8/24/06              $220,885.28
 1007764952          4952         XXXXXX4952             159                   GSR 2006-0A1 8/24/06              $185,723.94
 1007765231          5231         XXXXXX5231             159                   GSR 2006-0A1 8/24/06              $303,554.20
 1007765405          5405         XXXXXX5405             159                   GSR 2006-0A1 8/24/06              $189,968.16
 1007765413          5413         XXXXXX5413             159                   GSR 2006-0A1 8/24/06              $202,652.32
 1007765454          5454         XXXXXX5454             159                   GSR 2006-0A1 8/24/06              $418,767.26
 1007765876          5876         XXXXXX5876             159                   GSR 2006-0A1 8/24/06               $84,896.63
 1007765900          5900         XXXXXX5900             159                   GSR 2006-0A1 8/24/06              $313,095.32
 1007766049          6049         XXXXXX6049             159                   GSR 2006-0A1 8/24/06              $205,601.69
 1007766387          6387         XXXXXX6387             159                   GSR 2006-0A1 8/24/06              $231,455.67
 1007767070          7070         XXXXXX7070             159                   GSR 2006-0A1 8/24/06              $362,249.47
 1007767310          7310         XXXXXX7310             159                   GSR 2006-0A1 8/24/06              $286,158.88
 1007767435          7435         XXXXXX7435             159                   GSR 2006-0A1 8/24/06              $301,911.95
 1007767518          7518         XXXXXX7518             159                   GSR 2006-0A1 8/24/06              $158,392.14
 1007767633          7633         XXXXXX7633             159                   GSR 2006-0A1 8/24/06              $297,568.22
 1007768037          8037         XXXXXX8037             159                   GSR 2006-0A1 8/24/06              $498,354.57
 1007768177          8177         XXXXXX8177             159                   GSR 2006-0A1 8/24/06              $273,701.85
 1007768243          8243         XXXXXX8243             159                   GSR 2006-0A1 8/24/06              $624,672.24
 1007768672          8672         XXXXXX8672             159                   GSR 2006-0A1 8/24/06              $175,848.89
 1007769019          9019         XXXXXX9019             159                   GSR 2006-0A1 8/24/06              $353,576.15
 1007769662          9662         XXXXXX9662             159                   GSR 2006-0A1 8/24/06              $186,493.68
 1007769878          9878         XXXXXX9878             159                   GSR 2006-0A1 8/24/06                 $0.00
 1007769977          9977         XXXXXX9977             159                   GSR 2006-0A1 8/24/06              $202,221.32
 1007769985          9985         XXXXXX9985             159                   GSR 2006-0A1 8/24/06              $181,440.10
 1007770074          0074         XXXXXX0074             159                   GSR 2006-0A1 8/24/06              $257,709.85
 1007770306          0306         XXXXXX0306             159                   GSR 2006-0A1 8/24/06              $176,371.91
 1007770736          0736         XXXXXX0736             159                   GSR 2006-0A1 8/24/06              $431,444.08
 1007770868          0868         XXXXXX0868             159                   GSR 2006-0A1 8/24/06              $455,428.88
 1007771338          1338         XXXXXX1338             159                   GSR 2006-0A1 8/24/06              $297,390.49
 1007773045          3045         XXXXXX3045             159                   GSR 2006-0A1 8/24/06              $457,264.04
 1007773151          3151         XXXXXX3151             159                   GSR 2006-0A1 8/24/06             $1,052,988.19
 1007773607          3607         XXXXXX3607             159                   GSR 2006-0A1 8/24/06              $157,834.70
 1007773623          3623         XXXXXX3623             159                   GSR 2006-0A1 8/24/06              $483,504.10
 1007773771          3771         XXXXXX3771             159                   GSR 2006-0A1 8/24/06              $190,457.45
 1007773839          3839         XXXXXX3839             159                   GSR 2006-0A1 8/24/06              $619,127.98
 1007773961          3961         XXXXXX3961             159                   GSR 2006-0A1 8/24/06              $162,085.94
 1007774605          4605         XXXXXX4605             159                   GSR 2006-0A1 8/24/06              $351,647.25
 1007774613          4613         XXXXXX4613             159                   GSR 2006-0A1 8/24/06              $480,027.01
 1007774621          4621         XXXXXX4621             159                   GSR 2006-0A1 8/24/06              $304,355.84
 1007775016          5016         XXXXXX5016             159                   GSR 2006-0A1 8/24/06              $235,200.86
 1007775024          5024         XXXXXX5024             159                   GSR 2006-0A1 8/24/06              $320,124.63
 1007775156          5156         XXXXXX5156             159                   GSR 2006-0A1 8/24/06              $286,167.40
 1007775230          5230         XXXXXX5230             159                   GSR 2006-0A1 8/24/06              $356,695.90
 1007776188          6188         XXXXXX6188             159                   GSR 2006-0A1 8/24/06              $177,265.26
 1007776832          6832         XXXXXX6832             159                   GSR 2006-0A1 8/24/06                 $0.00
 1007776899          6899         XXXXXX6899             159                   GSR 2006-0A1 8/24/06              $572,096.06
 1007776915          6915         XXXXXX6915             159                   GSR 2006-0A1 8/24/06              $154,104.26
 1007777236          7236         XXXXXX7236             159                   GSR 2006-0A1 8/24/06              $171,068.62
 1007777970          7970         XXXXXX7970             159                   GSR 2006-0A1 8/24/06              $186,024.42
 1007778077          8077         XXXXXX8077             159                   GSR 2006-0A1 8/24/06              $399,545.83
 1007778093          8093         XXXXXX8093             159                   GSR 2006-0A1 8/24/06              $191,173.09
 1007778127          8127         XXXXXX8127             159                   GSR 2006-0A1 8/24/06              $131,050.35
 1007778135          8135         XXXXXX8135             159                   GSR 2006-0A1 8/24/06              $256,957.53
 1007778226          8226         XXXXXX8226             159                   GSR 2006-0A1 8/24/06                 $0.00
 1007778515          8515         XXXXXX8515             159                   GSR 2006-0A1 8/24/06              $473,718.81
 1007779448          9448         XXXXXX9448             159                   GSR 2006-0A1 8/24/06              $281,053.65
 1007779620          9620         XXXXXX9620             159                   GSR 2006-0A1 8/24/06              $431,799.00
 1007779786          9786         XXXXXX9786             159                   GSR 2006-0A1 8/24/06                 $0.00
 1007779992          9992         XXXXXX9992             159                   GSR 2006-0A1 8/24/06              $175,894.59
 1007780008          0008         XXXXXX0008             159                   GSR 2006-0A1 8/24/06              $137,707.35
 1007780255          0255         XXXXXX0255             159                   GSR 2006-0A1 8/24/06              $188,258.50
 1007780487          0487         XXXXXX0487             159                   GSR 2006-0A1 8/24/06              $507,060.70
 1007781394          1394         XXXXXX1394             159                   GSR 2006-0A1 8/24/06              $166,981.58
 1007781949          1949         XXXXXX1949             159                   GSR 2006-0A1 8/24/06              $154,007.63
 1007782079          2079         XXXXXX2079             159                   GSR 2006-0A1 8/24/06              $227,781.20
 1007782160          2160         XXXXXX2160             159                   GSR 2006-0A1 8/24/06              $246,228.30
 1007782384          2384         XXXXXX2384             159                   GSR 2006-0A1 8/24/06              $261,906.80
 1007782418          2418         XXXXXX2418             159                   GSR 2006-0A1 8/24/06              $496,892.12
 1007782533          2533         XXXXXX2533             159                   GSR 2006-0A1 8/24/06              $135,386.42
 1007783051          3051         XXXXXX3051             159                   GSR 2006-0A1 8/24/06              $196,041.78
 1007783325          3325         XXXXXX3325             159                   GSR 2006-0A1 8/24/06              $496,320.22
 1007784695          4695         XXXXXX4695             159                   GSR 2006-0A1 8/24/06              $294,644.52
 1007784844          4844         XXXXXX4844             159                   GSR 2006-0A1 8/24/06              $242,706.81
 1007785163          5163         XXXXXX5163             159                   GSR 2006-0A1 8/24/06              $378,945.58
 1007785338          5338         XXXXXX5338             159                   GSR 2006-0A1 8/24/06              $204,778.58
 1007786781          6781         XXXXXX6781             159                   GSR 2006-0A1 8/24/06              $376,332.17
 1007786997          6997         XXXXXX6997             159                   GSR 2006-0A1 8/24/06              $372,198.50
 1007787250          7250         XXXXXX7250             159                   GSR 2006-0A1 8/24/06              $264,415.25
 1007787623          7623         XXXXXX7623             159                   GSR 2006-0A1 8/24/06              $329,396.26
 1007788043          8043         XXXXXX8043             159                   GSR 2006-0A1 8/24/06              $471,864.41
 1007788266          8266         XXXXXX8266             159                   GSR 2006-0A1 8/24/06              $399,752.55
 1007788506          8506         XXXXXX8506             159                   GSR 2006-0A1 8/24/06              $247,959.30
 1007788555          8555         XXXXXX8555             159                   GSR 2006-0A1 8/24/06              $168,454.79
 1007788597          8597         XXXXXX8597             159                   GSR 2006-0A1 8/24/06              $294,320.29
 1007788951          8951         XXXXXX8951             159                   GSR 2006-0A1 8/24/06              $220,820.68
 1007789009          9009         XXXXXX9009             159                   GSR 2006-0A1 8/24/06              $365,307.17
 1007789082          9082         XXXXXX9082             159                   GSR 2006-0A1 8/24/06              $193,112.04
 1007789124          9124         XXXXXX9124             159                   GSR 2006-0A1 8/24/06              $424,611.32
 1007789272          9272         XXXXXX9272             159                   GSR 2006-0A1 8/24/06              $363,774.38
 1007789694          9694         XXXXXX9694             159                   GSR 2006-0A1 8/24/06              $470,178.25
 1007789942          9942         XXXXXX9942             159                   GSR 2006-0A1 8/24/06              $122,417.09
 1007790056          0056         XXXXXX0056             159                   GSR 2006-0A1 8/24/06              $758,324.10
 1007790387          0387         XXXXXX0387             159                   GSR 2006-0A1 8/24/06              $206,023.69
 1007790650          0650         XXXXXX0650             159                   GSR 2006-0A1 8/24/06              $244,500.39
 1007790874          0874         XXXXXX0874             159                   GSR 2006-0A1 8/24/06              $202,870.02
 1007790957          0957         XXXXXX0957             159                   GSR 2006-0A1 8/24/06              $246,231.65
 1007791187          1187         XXXXXX1187             159                   GSR 2006-0A1 8/24/06              $470,558.03
 1007791484          1484         XXXXXX1484             159                   GSR 2006-0A1 8/24/06              $319,644.42
 1007791609          1609         XXXXXX1609             159                   GSR 2006-0A1 8/24/06              $170,995.69
 1007791641          1641         XXXXXX1641             159                   GSR 2006-0A1 8/24/06              $227,081.80
 1007792037          2037         XXXXXX2037             159                   GSR 2006-0A1 8/24/06              $291,894.85
 1007792292          2292         XXXXXX2292             159                   GSR 2006-0A1 8/24/06              $297,685.39
 1007792425          2425         XXXXXX2425             159                   GSR 2006-0A1 8/24/06              $243,363.67
 1007792870          2870         XXXXXX2870             159                   GSR 2006-0A1 8/24/06              $221,595.06
 1007793175          3175         XXXXXX3175             159                   GSR 2006-0A1 8/24/06              $195,816.59
 1007794033          4033         XXXXXX4033             159                   GSR 2006-0A1 8/24/06              $468,513.53
 1007794249          4249         XXXXXX4249             159                   GSR 2006-0A1 8/24/06              $331,949.13
 1007794686          4686         XXXXXX4686             159                   GSR 2006-0A1 8/24/06              $268,838.12
 1007795139          5139         XXXXXX5139             159                   GSR 2006-0A1 8/24/06              $143,595.26
 1007795162          5162         XXXXXX5162             159                   GSR 2006-0A1 8/24/06              $157,518.40
 1007795295          5295         XXXXXX5295             159                   GSR 2006-0A1 8/24/06               $92,534.15
 1007795733          5733         XXXXXX5733             159                   GSR 2006-0A1 8/24/06              $283,364.83
 1007795758          5758         XXXXXX5758             159                   GSR 2006-0A1 8/24/06              $373,980.03
 1007795915          5915         XXXXXX5915             159                   GSR 2006-0A1 8/24/06              $272,955.45
 1007795923          5923         XXXXXX5923             159                   GSR 2006-0A1 8/24/06              $166,900.62
 1007796087          6087         XXXXXX6087             159                   GSR 2006-0A1 8/24/06              $414,606.34
 1007796475          6475         XXXXXX6475             159                   GSR 2006-0A1 8/24/06              $104,619.74
 1007796731          6731         XXXXXX6731             159                   GSR 2006-0A1 8/24/06              $226,485.00
 1007796822          6822         XXXXXX6822             159                   GSR 2006-0A1 8/24/06              $289,073.01
 1007796905          6905         XXXXXX6905             159                   GSR 2006-0A1 8/24/06                 $0.00
 1007797408          7408         XXXXXX7408             159                   GSR 2006-0A1 8/24/06              $255,858.26
 1007797895          7895         XXXXXX7895             159                   GSR 2006-0A1 8/24/06              $413,407.36
 1007797952          7952         XXXXXX7952             159                   GSR 2006-0A1 8/24/06              $296,702.81
 1007797960          7960         XXXXXX7960             159                   GSR 2006-0A1 8/24/06              $287,084.68
 1007798034          8034         XXXXXX8034             159                   GSR 2006-0A1 8/24/06              $149,994.41
 1007798596          8596         XXXXXX8596             159                   GSR 2006-0A1 8/24/06              $376,366.04
 1007798729          8729         XXXXXX8729             159                   GSR 2006-0A1 8/24/06              $145,025.72
 1007799198          9198         XXXXXX9198             159                   GSR 2006-0A1 8/24/06                 $0.00
 1007799248          9248         XXXXXX9248             159                   GSR 2006-0A1 8/24/06              $292,116.94
 1007799438          9438         XXXXXX9438             159                   GSR 2006-0A1 8/24/06              $587,298.44
 1007799479          9479         XXXXXX9479             159                   GSR 2006-0A1 8/24/06              $298,973.06
 1007799552          9552         XXXXXX9552             159                   GSR 2006-0A1 8/24/06              $595,821.91
 1007799677          9677         XXXXXX9677             159                   GSR 2006-0A1 8/24/06              $101,591.14
 1007799685          9685         XXXXXX9685             159                   GSR 2006-0A1 8/24/06              $286,546.02
 1007799909          9909         XXXXXX9909             159                   GSR 2006-0A1 8/24/06              $327,971.92
 1007800111          0111         XXXXXX0111             159                   GSR 2006-0A1 8/24/06              $172,412.89
 1007800392          0392         XXXXXX0392             159                   GSR 2006-0A1 8/24/06              $239,388.87
 1007800632          0632         XXXXXX0632             159                   GSR 2006-0A1 8/24/06              $204,434.53
 1007800699          0699         XXXXXX0699             159                   GSR 2006-0A1 8/24/06              $235,802.15
 1007801085          1085         XXXXXX1085             159                   GSR 2006-0A1 8/24/06              $199,455.75
 1007807389          7389         XXXXXX7389             159                   GSR 2006-0A1 8/24/06              $497,664.82
 1007808064          8064         XXXXXX8064             159                   GSR 2006-0A1 8/24/06              $344,774.21
 1007808247          8247         XXXXXX8247             159                   GSR 2006-0A1 8/24/06              $261,260.18
 1007808916          8916         XXXXXX8916             159                   GSR 2006-0A1 8/24/06              $307,282.46
 1007815390          5390         XXXXXX5390             159                   GSR 2006-0A1 8/24/06              $299,225.16
 1007815879          5879         XXXXXX5879             159                   GSR 2006-0A1 8/24/06              $562,534.63
 1007821778          1778         XXXXXX1778             159                   GSR 2006-0A1 8/24/06              $164,368.34
 1007822206          2206         XXXXXX2206             159                   GSR 2006-0A1 8/24/06              $246,856.46
 1007822255          2255         XXXXXX2255             159                   GSR 2006-0A1 8/24/06              $271,796.93
 1007823493          3493         XXXXXX3493             159                   GSR 2006-0A1 8/24/06              $223,457.91
 1007827791          7791         XXXXXX7791             159                   GSR 2006-0A1 8/24/06              $234,414.39
 3001460579          0579         XXXXXX0579             159                   GSR 2006-0A1 8/24/06              $203,326.64
 3001611585          1585         XXXXXX1585             159                   GSR 2006-0A1 8/24/06              $255,964.42
 3001611866          1866         XXXXXX1866             159                   GSR 2006-0A1 8/24/06              $172,020.98
 3001612005          2005         XXXXXX2005             159                   GSR 2006-0A1 8/24/06              $214,129.39
 3001612179          2179         XXXXXX2179             159                   GSR 2006-0A1 8/24/06                 $0.00
 3001612310          2310         XXXXXX2310             159                   GSR 2006-0A1 8/24/06              $332,966.07
 3001612674          2674         XXXXXX2674             159                   GSR 2006-0A1 8/24/06              $525,752.69
 3001612971          2971         XXXXXX2971             159                   GSR 2006-0A1 8/24/06              $294,033.26
 3001613177          3177         XXXXXX3177             159                   GSR 2006-0A1 8/24/06              $367,387.82
 3001624141          4141         XXXXXX4141             159                   GSR 2006-0A1 8/24/06              $637,786.53
 3001652456          2456         XXXXXX2456             159                   GSR 2006-0A1 8/24/06              $428,538.96
 3001652589          2589         XXXXXX2589             159                   GSR 2006-0A1 8/24/06              $321,459.78
 3001652845          2845         XXXXXX2845             159                   GSR 2006-0A1 8/24/06              $320,130.89
 3001654536          4536         XXXXXX4536             159                   GSR 2006-0A1 8/24/06              $184,269.21
 3001654981          4981         XXXXXX4981             159                   GSR 2006-0A1 8/24/06              $117,673.05
 3001684020          4020         XXXXXX4020             159                   GSR 2006-0A1 8/24/06              $323,921.54
 3001684046          4046         XXXXXX4046             159                   GSR 2006-0A1 8/24/06              $388,609.49
 3001684160          4160         XXXXXX4160             159                   GSR 2006-0A1 8/24/06              $239,787.64
 3001684269          4269         XXXXXX4269             159                   GSR 2006-0A1 8/24/06              $684,949.41
 3001684343          4343         XXXXXX4343             159                   GSR 2006-0A1 8/24/06              $366,593.75
 3001684509          4509         XXXXXX4509             159                   GSR 2006-0A1 8/24/06              $294,297.29
 3001684590          4590         XXXXXX4590             159                   GSR 2006-0A1 8/24/06              $192,489.91
 3001684632          4632         XXXXXX4632             159                   GSR 2006-0A1 8/24/06              $353,263.65
 3001685167          5167         XXXXXX5167             159                   GSR 2006-0A1 8/24/06              $490,947.41
 3001685258          5258         XXXXXX5258             159                   GSR 2006-0A1 8/24/06              $321,188.18
 3001685670          5670         XXXXXX5670             159                   GSR 2006-0A1 8/24/06              $537,696.08
 3001685894          5894         XXXXXX5894             159                   GSR 2006-0A1 8/24/06              $435,302.26
 3001685902          5902         XXXXXX5902             159                   GSR 2006-0A1 8/24/06              $400,046.25
 3001685951          5951         XXXXXX5951             159                   GSR 2006-0A1 8/24/06                 $0.00
 3001686181          6181         XXXXXX6181             159                   GSR 2006-0A1 8/24/06              $454,219.19
 3001686413          6413         XXXXXX6413             159                   GSR 2006-0A1 8/24/06              $265,996.44
 3001686793          6793         XXXXXX6793             159                   GSR 2006-0A1 8/24/06              $271,948.84
 3001686827          6827         XXXXXX6827             159                   GSR 2006-0A1 8/24/06              $474,305.11
 3001687411          7411         XXXXXX7411             159                   GSR 2006-0A1 8/24/06              $557,369.13
 3001687551          7551         XXXXXX7551             159                   GSR 2006-0A1 8/24/06              $465,387.25
 3001687601          7601         XXXXXX7601             159                   GSR 2006-0A1 8/24/06              $703,932.05
 3001687635          7635         XXXXXX7635             159                   GSR 2006-0A1 8/24/06              $366,096.84
 3001687809          7809         XXXXXX7809             159                   GSR 2006-0A1 8/24/06              $268,273.48
 3001687825          7825         XXXXXX7825             159                   GSR 2006-0A1 8/24/06              $308,368.74
 3001688096          8096         XXXXXX8096             159                   GSR 2006-0A1 8/24/06              $260,090.70
 3001688294          8294         XXXXXX8294             159                   GSR 2006-0A1 8/24/06              $450,662.28
 3001688831          8831         XXXXXX8831             159                   GSR 2006-0A1 8/24/06              $263,664.18
 3001689201          9201         XXXXXX9201             159                   GSR 2006-0A1 8/24/06              $259,716.73
 3001689219          9219         XXXXXX9219             159                   GSR 2006-0A1 8/24/06              $227,340.49
 3001689243          9243         XXXXXX9243             159                   GSR 2006-0A1 8/24/06              $373,677.71
 3001689557          9557         XXXXXX9557             159                   GSR 2006-0A1 8/24/06              $136,712.56
 3001690308          0308         XXXXXX0308             159                   GSR 2006-0A1 8/24/06              $332,227.25
 3001690746          0746         XXXXXX0746             159                   GSR 2006-0A1 8/24/06              $281,138.80
 3001691181          1181         XXXXXX1181             159                   GSR 2006-0A1 8/24/06              $373,677.71
 3001691850          1850         XXXXXX1850             159                   GSR 2006-0A1 8/24/06              $249,117.13
 3001691967          1967         XXXXXX1967             159                   GSR 2006-0A1 8/24/06              $329,831.36
 3001692460          2460         XXXXXX2460             159                   GSR 2006-0A1 8/24/06              $372,499.70
 3001692486          2486         XXXXXX2486             159                   GSR 2006-0A1 8/24/06              $313,954.76
 3001692718          2718         XXXXXX2718             159                   GSR 2006-0A1 8/24/06              $499,927.10
 3001693112          3112         XXXXXX3112             159                   GSR 2006-0A1 8/24/06              $219,495.12
 3001693401          3401         XXXXXX3401             159                   GSR 2006-0A1 8/24/06              $471,159.54
 3001694078          4078         XXXXXX4078             159                   GSR 2006-0A1 8/24/06              $401,267.15
 3001708696          8696         XXXXXX8696             159                   GSR 2006-0A1 8/24/06               $83,516.43
 3001711203          1203         XXXXXX1203             159                   GSR 2006-0A1 8/24/06              $223,899.06
 3001723836          3836         XXXXXX3836             159                   GSR 2006-0A1 8/24/06              $219,863.31
 3001724149          4149         XXXXXX4149             159                   GSR 2006-0A1 8/24/06              $287,296.69
 3001727878          7878         XXXXXX7878             159                   GSR 2006-0A1 8/24/06              $395,077.79
 3001728256          8256         XXXXXX8256             159                   GSR 2006-0A1 8/24/06              $183,637.97
 3001741176          1176         XXXXXX1176             159                   GSR 2006-0A1 8/24/06              $214,663.33
 3001741697          1697         XXXXXX1697             159                   GSR 2006-0A1 8/24/06              $226,821.39
 3001741788          1788         XXXXXX1788             159                   GSR 2006-0A1 8/24/06              $534,853.40
 3001742505          2505         XXXXXX2505             159                   GSR 2006-0A1 8/24/06              $757,714.17
 3001742745          2745         XXXXXX2745             159                   GSR 2006-0A1 8/24/06              $359,124.88
 3001742877          2877         XXXXXX2877             159                   GSR 2006-0A1 8/24/06              $278,303.72
 3001743149          3149         XXXXXX3149             159                   GSR 2006-0A1 8/24/06              $616,200.27
 3001743537          3537         XXXXXX3537             159                   GSR 2006-0A1 8/24/06                 $0.00
 3001743545          3545         XXXXXX3545             159                   GSR 2006-0A1 8/24/06              $381,560.05
 3001744238          4238         XXXXXX4238             159                   GSR 2006-0A1 8/24/06              $166,268.00
 3001744303          4303         XXXXXX4303             159                   GSR 2006-0A1 8/24/06              $662,007.92
 3001744436          4436         XXXXXX4436             159                   GSR 2006-0A1 8/24/06              $467,144.49
 3001744527          4527         XXXXXX4527             159                   GSR 2006-0A1 8/24/06              $409,680.28
 3001744550          4550         XXXXXX4550             159                   GSR 2006-0A1 8/24/06              $281,117.75
 3001744584          4584         XXXXXX4584             159                   GSR 2006-0A1 8/24/06              $394,712.62
 3001744626          4626         XXXXXX4626             159                   GSR 2006-0A1 8/24/06              $236,961.35
 3001744725          4725         XXXXXX4725             159                   GSR 2006-0A1 8/24/06              $347,607.47
 3001744741          4741         XXXXXX4741             159                   GSR 2006-0A1 8/24/06              $260,394.08
 3001744766          4766         XXXXXX4766             159                   GSR 2006-0A1 8/24/06              $538,621.87
 3001745359          5359         XXXXXX5359             159                   GSR 2006-0A1 8/24/06              $434,402.29
 3001745557          5557         XXXXXX5557             159                   GSR 2006-0A1 8/24/06              $180,389.37
 3001745649          5649         XXXXXX5649             159                   GSR 2006-0A1 8/24/06              $309,220.07
 3001745664          5664         XXXXXX5664             159                   GSR 2006-0A1 8/24/06              $421,253.30
 3001746043          6043         XXXXXX6043             159                   GSR 2006-0A1 8/24/06              $454,554.24
 3001746274          6274         XXXXXX6274             159                   GSR 2006-0A1 8/24/06              $448,697.49
 3001746282          6282         XXXXXX6282             159                   GSR 2006-0A1 8/24/06              $368,927.42
 3001746324          6324         XXXXXX6324             159                   GSR 2006-0A1 8/24/06              $189,628.50
 3001746365          6365         XXXXXX6365             159                   GSR 2006-0A1 8/24/06              $226,157.68
 3001746472          6472         XXXXXX6472             159                   GSR 2006-0A1 8/24/06              $318,272.59
 3001746860          6860         XXXXXX6860             159                   GSR 2006-0A1 8/24/06              $378,104.60
 3001746902          6902         XXXXXX6902             159                   GSR 2006-0A1 8/24/06              $173,028.13
 3001746936          6936         XXXXXX6936             159                   GSR 2006-0A1 8/24/06              $214,538.32
 3001747165          7165         XXXXXX7165             159                   GSR 2006-0A1 8/24/06              $297,816.72
 3001747207          7207         XXXXXX7207             159                   GSR 2006-0A1 8/24/06              $392,251.56
 3001747504          7504         XXXXXX7504             159                   GSR 2006-0A1 8/24/06                 $0.00
 3001747538          7538         XXXXXX7538             159                   GSR 2006-0A1 8/24/06              $373,487.97
 3001768070          8070         XXXXXX8070             159                   GSR 2006-0A1 8/24/06              $379,925.99
 3001778731          8731         XXXXXX8731             159                   GSR 2006-0A1 8/24/06              $148,353.22
 3001778897          8897         XXXXXX8897             159                   GSR 2006-0A1 8/24/06              $280,568.86
 3001779135          9135         XXXXXX9135             159                   GSR 2006-0A1 8/24/06              $554,973.99
 3001779499          9499         XXXXXX9499             159                   GSR 2006-0A1 8/24/06              $295,250.39
 3001780034          0034         XXXXXX0034             159                   GSR 2006-0A1 8/24/06              $186,661.09
 3001781198          1198         XXXXXX1198             159                   GSR 2006-0A1 8/24/06              $560,449.95
 3001781743          1743         XXXXXX1743             159                   GSR 2006-0A1 8/24/06              $383,151.70
 3001792906          2906         XXXXXX2906             159                   GSR 2006-0A1 8/24/06              $963,376.19
 3001792997          2997         XXXXXX2997             159                   GSR 2006-0A1 8/24/06              $371,059.63
 3001793458          3458         XXXXXX3458             159                   GSR 2006-0A1 8/24/06                 $0.00
 3001793615          3615         XXXXXX3615             159                   GSR 2006-0A1 8/24/06              $185,442.84
 3001793664          3664         XXXXXX3664             159                   GSR 2006-0A1 8/24/06              $433,776.55
 3001793730          3730         XXXXXX3730             159                   GSR 2006-0A1 8/24/06              $391,608.16
 3001793870          3870         XXXXXX3870             159                   GSR 2006-0A1 8/24/06              $502,533.30
 3001793920          3920         XXXXXX3920             159                   GSR 2006-0A1 8/24/06              $299,338.09
 3001809254          9254         XXXXXX9254             159                   GSR 2006-0A1 8/24/06              $508,513.32
 3001830458          0458         XXXXXX0458             159                   GSR 2006-0A1 8/24/06               $58,252.70
 3001830482          0482         XXXXXX0482             159                   GSR 2006-0A1 8/24/06              $234,479.80
 3001830516          0516         XXXXXX0516             159                   GSR 2006-0A1 8/24/06              $231,770.94
 3001830599          0599         XXXXXX0599             159                   GSR 2006-0A1 8/24/06              $318,945.98
 3001830623          0623         XXXXXX0623             159                   GSR 2006-0A1 8/24/06              $198,578.49
 3001830649          0649         XXXXXX0649             159                   GSR 2006-0A1 8/24/06              $404,670.13
 3001830722          0722         XXXXXX0722             159                   GSR 2006-0A1 8/24/06              $287,757.94
 3001830730          0730         XXXXXX0730             159                   GSR 2006-0A1 8/24/06              $229,124.03
 3001830763          0763         XXXXXX0763             159                   GSR 2006-0A1 8/24/06              $270,368.21
 3001830771          0771         XXXXXX0771             159                   GSR 2006-0A1 8/24/06                 $0.00
 3001830797          0797         XXXXXX0797             159                   GSR 2006-0A1 8/24/06              $105,049.41
 3001830813          0813         XXXXXX0813             159                   GSR 2006-0A1 8/24/06              $162,754.54
 3001830870          0870         XXXXXX0870             159                   GSR 2006-0A1 8/24/06              $294,019.73
 3001830896          0896         XXXXXX0896             159                   GSR 2006-0A1 8/24/06              $218,792.42
 3001830920          0920         XXXXXX0920             159                   GSR 2006-0A1 8/24/06              $444,569.68
 3001830995          0995         XXXXXX0995             159                   GSR 2006-0A1 8/24/06              $646,298.40
 3001831019          1019         XXXXXX1019             159                   GSR 2006-0A1 8/24/06              $539,513.81
 3001831068          1068         XXXXXX1068             159                   GSR 2006-0A1 8/24/06              $397,294.34
 3001831126          1126         XXXXXX1126             159                   GSR 2006-0A1 8/24/06              $180,608.48
 3001831159          1159         XXXXXX1159             159                   GSR 2006-0A1 8/24/06              $536,115.59
 3001831175          1175         XXXXXX1175             159                   GSR 2006-0A1 8/24/06              $357,640.55
 3001831209          1209         XXXXXX1209             159                   GSR 2006-0A1 8/24/06              $460,890.58
 3001832280          2280         XXXXXX2280             159                   GSR 2006-0A1 8/24/06              $400,839.69
 3001832306          2306         XXXXXX2306             159                   GSR 2006-0A1 8/24/06              $277,399.13
 3001832686          2686         XXXXXX2686             159                   GSR 2006-0A1 8/24/06              $170,732.49
 3001832835          2835         XXXXXX2835             159                   GSR 2006-0A1 8/24/06              $472,316.67
 3001833023          3023         XXXXXX3023             159                   GSR 2006-0A1 8/24/06              $264,545.91
 3001833080          3080         XXXXXX3080             159                   GSR 2006-0A1 8/24/06              $449,413.39
 3001833437          3437         XXXXXX3437             159                   GSR 2006-0A1 8/24/06              $418,440.53
 3001833924          3924         XXXXXX3924             159                   GSR 2006-0A1 8/24/06              $245,853.28
 3001834112          4112         XXXXXX4112             159                   GSR 2006-0A1 8/24/06              $460,458.04
 3001834153          4153         XXXXXX4153             159                   GSR 2006-0A1 8/24/06              $333,951.26
 3001834245          4245         XXXXXX4245             159                   GSR 2006-0A1 8/24/06              $200,901.30
 3001834252          4252         XXXXXX4252             159                   GSR 2006-0A1 8/24/06              $382,321.20
 3001834492          4492         XXXXXX4492             159                   GSR 2006-0A1 8/24/06                 $0.00
 3001834526          4526         XXXXXX4526             159                   GSR 2006-0A1 8/24/06              $407,089.17
 3001834815          4815         XXXXXX4815             159                   GSR 2006-0A1 8/24/06              $509,600.88
 3001834898          4898         XXXXXX4898             159                   GSR 2006-0A1 8/24/06              $353,079.94
 3001835044          5044         XXXXXX5044             159                   GSR 2006-0A1 8/24/06              $137,547.70
 3001835143          5143         XXXXXX5143             159                   GSR 2006-0A1 8/24/06              $237,270.53
 3001835630          5630         XXXXXX5630             159                   GSR 2006-0A1 8/24/06                 $0.00
 3001836109          6109         XXXXXX6109             159                   GSR 2006-0A1 8/24/06              $152,433.31
 3001836570          6570         XXXXXX6570             159                   GSR 2006-0A1 8/24/06              $237,504.30
 3001836760          6760         XXXXXX6760             159                   GSR 2006-0A1 8/24/06                 $0.00
 3001836992          6992         XXXXXX6992             159                   GSR 2006-0A1 8/24/06              $288,526.90
 3001837271          7271         XXXXXX7271             159                   GSR 2006-0A1 8/24/06              $230,941.05
 3001837834          7834         XXXXXX7834             159                   GSR 2006-0A1 8/24/06              $280,025.91
 3001837909          7909         XXXXXX7909             159                   GSR 2006-0A1 8/24/06              $287,791.13
 3001838055          8055         XXXXXX8055             159                   GSR 2006-0A1 8/24/06              $318,689.82
 3001838121          8121         XXXXXX8121             159                   GSR 2006-0A1 8/24/06              $141,991.41
 3001838204          8204         XXXXXX8204             159                   GSR 2006-0A1 8/24/06              $316,164.91
 3001838246          8246         XXXXXX8246             159                   GSR 2006-0A1 8/24/06              $477,022.38
 3001838881          8881         XXXXXX8881             159                   GSR 2006-0A1 8/24/06              $164,433.05
 3001839061          9061         XXXXXX9061             159                   GSR 2006-0A1 8/24/06              $448,214.34
 3001839160          9160         XXXXXX9160             159                   GSR 2006-0A1 8/24/06              $469,499.98
 3001839517          9517         XXXXXX9517             159                   GSR 2006-0A1 8/24/06              $646,801.57
 3001839541          9541         XXXXXX9541             159                   GSR 2006-0A1 8/24/06              $217,587.52
 3001839897          9897         XXXXXX9897             159                   GSR 2006-0A1 8/24/06                 $0.00
 3001845837          5837         XXXXXX5837             159                   GSR 2006-0A1 8/24/06              $381,421.97
 3001845886          5886         XXXXXX5886             159                   GSR 2006-0A1 8/24/06              $254,563.50
 3001845985          5985         XXXXXX5985             159                   GSR 2006-0A1 8/24/06              $262,552.33
 3001845993          5993         XXXXXX5993             159                   GSR 2006-0A1 8/24/06              $340,744.30
 3001846215          6215         XXXXXX6215             159                   GSR 2006-0A1 8/24/06              $363,717.38
 3001846272          6272         XXXXXX6272             159                   GSR 2006-0A1 8/24/06              $232,762.30
 3001846298          6298         XXXXXX6298             159                   GSR 2006-0A1 8/24/06              $278,460.19
 3001846322          6322         XXXXXX6322             159                   GSR 2006-0A1 8/24/06              $325,546.63
 3001846330          6330         XXXXXX6330             159                   GSR 2006-0A1 8/24/06              $206,093.95
 3001853690          3690         XXXXXX3690             159                   GSR 2006-0A1 8/24/06              $137,116.31
 3001853781          3781         XXXXXX3781             159                   GSR 2006-0A1 8/24/06              $328,904.80
 3001853849          3849         XXXXXX3849             159                   GSR 2006-0A1 8/24/06              $300,830.92
 3001853914          3914         XXXXXX3914             159                   GSR 2006-0A1 8/24/06              $329,519.00
 3001853963          3963         XXXXXX3963             159                   GSR 2006-0A1 8/24/06              $197,895.14
 3001854094          4094         XXXXXX4094             159                   GSR 2006-0A1 8/24/06                 $0.00
 3001854235          4235         XXXXXX4235             159                   GSR 2006-0A1 8/24/06              $269,976.14
 3001854250          4250         XXXXXX4250             159                   GSR 2006-0A1 8/24/06              $152,223.29
 3001854284          4284         XXXXXX4284             159                   GSR 2006-0A1 8/24/06              $263,856.41
 3001854391          4391         XXXXXX4391             159                   GSR 2006-0A1 8/24/06              $558,698.79
 3001854474          4474         XXXXXX4474             159                   GSR 2006-0A1 8/24/06              $510,902.74
 3001854581          4581         XXXXXX4581             159                   GSR 2006-0A1 8/24/06              $413,821.26
 3001854599          4599         XXXXXX4599             159                   GSR 2006-0A1 8/24/06              $319,639.99
 3001854623          4623         XXXXXX4623             159                   GSR 2006-0A1 8/24/06              $374,154.28
 3001854706          4706         XXXXXX4706             159                   GSR 2006-0A1 8/24/06              $154,861.30
 3001854771          4771         XXXXXX4771             159                   GSR 2006-0A1 8/24/06              $196,917.42
 3001854946          4946         XXXXXX4946             159                   GSR 2006-0A1 8/24/06              $324,510.41
 3001854987          4987         XXXXXX4987             159                   GSR 2006-0A1 8/24/06              $162,754.73
 3001855000          5000         XXXXXX5000             159                   GSR 2006-0A1 8/24/06              $215,546.92
 3001855042          5042         XXXXXX5042             159                   GSR 2006-0A1 8/24/06              $224,062.75
 3001855059          5059         XXXXXX5059             159                   GSR 2006-0A1 8/24/06              $190,872.32
 3001855141          5141         XXXXXX5141             159                   GSR 2006-0A1 8/24/06              $406,722.10
 3001855281          5281         XXXXXX5281             159                   GSR 2006-0A1 8/24/06                 $0.00
 3001855372          5372         XXXXXX5372             159                   GSR 2006-0A1 8/24/06              $306,668.17
 3001855471          5471         XXXXXX5471             159                   GSR 2006-0A1 8/24/06              $364,976.23
 3001855547          5547         XXXXXX5547             159                   GSR 2006-0A1 8/24/06              $401,946.32
 3001855596          5596         XXXXXX5596             159                   GSR 2006-0A1 8/24/06              $334,950.22
 3001855604          5604         XXXXXX5604             159                   GSR 2006-0A1 8/24/06              $286,410.65
 3001855737          5737         XXXXXX5737             159                   GSR 2006-0A1 8/24/06              $398,482.99
 3001855794          5794         XXXXXX5794             159                   GSR 2006-0A1 8/24/06              $339,686.21
 3001855869          5869         XXXXXX5869             159                   GSR 2006-0A1 8/24/06              $231,560.30
 3001855893          5893         XXXXXX5893             159                   GSR 2006-0A1 8/24/06              $584,649.19
 3001855943          5943         XXXXXX5943             159                   GSR 2006-0A1 8/24/06              $303,383.92
 3001856008          6008         XXXXXX6008             159                   GSR 2006-0A1 8/24/06              $367,033.48
 3001856040          6040         XXXXXX6040             159                   GSR 2006-0A1 8/24/06              $274,003.67
 3001856057          6057         XXXXXX6057             159                   GSR 2006-0A1 8/24/06              $432,124.99
 3001856065          6065         XXXXXX6065             159                   GSR 2006-0A1 8/24/06              $223,873.05
 3001856073          6073         XXXXXX6073             159                   GSR 2006-0A1 8/24/06              $639,128.82
 3001856107          6107         XXXXXX6107             159                   GSR 2006-0A1 8/24/06              $637,508.99
 3001856149          6149         XXXXXX6149             159                   GSR 2006-0A1 8/24/06              $286,167.86
 3001856164          6164         XXXXXX6164             159                   GSR 2006-0A1 8/24/06              $115,097.66
 3001856198          6198         XXXXXX6198             159                   GSR 2006-0A1 8/24/06              $105,897.35
 3001856370          6370         XXXXXX6370             159                   GSR 2006-0A1 8/24/06              $375,805.09
 3001856388          6388         XXXXXX6388             159                   GSR 2006-0A1 8/24/06              $472,465.22
 3001856446          6446         XXXXXX6446             159                   GSR 2006-0A1 8/24/06              $393,429.80
 3001856479          6479         XXXXXX6479             159                   GSR 2006-0A1 8/24/06              $346,309.14
 3001856545          6545         XXXXXX6545             159                   GSR 2006-0A1 8/24/06              $404,174.43
 3001856552          6552         XXXXXX6552             159                   GSR 2006-0A1 8/24/06              $213,943.36
 3001856594          6594         XXXXXX6594             159                   GSR 2006-0A1 8/24/06              $378,839.62
 3001856651          6651         XXXXXX6651             159                   GSR 2006-0A1 8/24/06                 $0.00
 3001856669          6669         XXXXXX6669             159                   GSR 2006-0A1 8/24/06              $363,593.68
 3001856891          6891         XXXXXX6891             159                   GSR 2006-0A1 8/24/06              $182,702.87
 3001856990          6990         XXXXXX6990             159                   GSR 2006-0A1 8/24/06              $728,777.81
 3001857030          7030         XXXXXX7030             159                   GSR 2006-0A1 8/24/06              $182,702.87
 3001857089          7089         XXXXXX7089             159                   GSR 2006-0A1 8/24/06                 $0.00
 3001857287          7287         XXXXXX7287             159                   GSR 2006-0A1 8/24/06              $407,296.30
 3001857329          7329         XXXXXX7329             159                   GSR 2006-0A1 8/24/06              $139,563.46
 3001857394          7394         XXXXXX7394             159                   GSR 2006-0A1 8/24/06              $530,937.72
 3001857469          7469         XXXXXX7469             159                   GSR 2006-0A1 8/24/06              $612,506.95
 3001857493          7493         XXXXXX7493             159                   GSR 2006-0A1 8/24/06              $255,266.41
 3001857642          7642         XXXXXX7642             159                   GSR 2006-0A1 8/24/06              $405,099.21
 3001857691          7691         XXXXXX7691             159                   GSR 2006-0A1 8/24/06              $304,222.07
 3001857766          7766         XXXXXX7766             159                   GSR 2006-0A1 8/24/06              $607,738.13
 3001857790          7790         XXXXXX7790             159                   GSR 2006-0A1 8/24/06              $616,758.64
 3001857998          7998         XXXXXX7998             159                   GSR 2006-0A1 8/24/06              $348,516.67
 3001858012          8012         XXXXXX8012             159                   GSR 2006-0A1 8/24/06              $324,513.86
 3001858061          8061         XXXXXX8061             159                   GSR 2006-0A1 8/24/06              $432,388.05
 3001858251          8251         XXXXXX8251             159                   GSR 2006-0A1 8/24/06              $318,274.60
 3001858269          8269         XXXXXX8269             159                   GSR 2006-0A1 8/24/06              $196,246.80
 3001858350          8350         XXXXXX8350             159                   GSR 2006-0A1 8/24/06              $259,876.52
 3001858376          8376         XXXXXX8376             159                   GSR 2006-0A1 8/24/06              $418,805.62
 3001858418          8418         XXXXXX8418             159                   GSR 2006-0A1 8/24/06              $434,026.29
 3001858558          8558         XXXXXX8558             159                   GSR 2006-0A1 8/24/06              $221,720.51
 3001858723          8723         XXXXXX8723             159                   GSR 2006-0A1 8/24/06              $405,996.31
 3001858939          8939         XXXXXX8939             159                   GSR 2006-0A1 8/24/06              $159,865.02
 3001858947          8947         XXXXXX8947             159                   GSR 2006-0A1 8/24/06              $269,468.06
 3001859002          9002         XXXXXX9002             159                   GSR 2006-0A1 8/24/06              $282,644.06
 3001861792          1792         XXXXXX1792             159                   GSR 2006-0A1 8/24/06              $226,959.40
 1008729293          9293         XXXXXX9293            4104                  GSR 2006-10F 12/29/06              $622,757.49
 3002135428          5428         XXXXXX5428            4104                  GSR 2006-10F 12/29/06              $438,498.60
 1003842596          2596         XXXXXX2596             849                   GSR 2006-1F 1/30/06               $531,195.80
 1005958812          8812         XXXXXX8812             849                   GSR 2006-1F 1/30/06               $564,576.35
 1006249054          9054         XXXXXX9054             849                   GSR 2006-1F 1/30/06               $419,885.63
 1006251720          1720         XXXXXX1720             849                   GSR 2006-1F 1/30/06               $516,400.16
 1006293771          3771         XXXXXX3771             849                   GSR 2006-1F 1/30/06               $441,238.47
 1006296410          6410         XXXXXX6410             849                   GSR 2006-1F 1/30/06              $1,223,408.51
 1006312860          2860         XXXXXX2860             849                   GSR 2006-1F 1/30/06               $431,000.00
 1006319683          9683         XXXXXX9683             849                   GSR 2006-1F 1/30/06               $686,606.54
 1006323891          3891         XXXXXX3891             849                   GSR 2006-1F 1/30/06               $623,570.98
 1006337230          7230         XXXXXX7230             849                   GSR 2006-1F 1/30/06               $516,710.65
 1006349904          9904         XXXXXX9904             849                   GSR 2006-1F 1/30/06               $597,268.17
 1006351926          1926         XXXXXX1926             849                   GSR 2006-1F 1/30/06               $622,686.28
 1006371072          1072         XXXXXX1072             849                   GSR 2006-1F 1/30/06               $416,888.85
 1006379877          9877         XXXXXX9877             849                   GSR 2006-1F 1/30/06               $593,989.99
 1006382129          2129         XXXXXX2129             849                   GSR 2006-1F 1/30/06               $719,192.40
 1006389074          9074         XXXXXX9074             849                   GSR 2006-1F 1/30/06              $1,109,088.51
 1006402216          2216         XXXXXX2216             849                   GSR 2006-1F 1/30/06               $468,160.45
 1006406530          6530         XXXXXX6530             849                   GSR 2006-1F 1/30/06               $511,667.90
 1006416166          6166         XXXXXX6166             849                   GSR 2006-1F 1/30/06               $430,863.33
 1006424939          4939         XXXXXX4939             849                   GSR 2006-1F 1/30/06               $531,171.18
 1006474868          4868         XXXXXX4868             849                   GSR 2006-1F 1/30/06               $458,650.82
 1006484941          4941         XXXXXX4941             849                   GSR 2006-1F 1/30/06               $441,470.26
 1006492548          2548         XXXXXX2548             849                   GSR 2006-1F 1/30/06               $641,330.91
 1006498792          8792         XXXXXX8792             849                   GSR 2006-1F 1/30/06               $445,685.57
 1006504201          4201         XXXXXX4201             849                   GSR 2006-1F 1/30/06               $438,883.76
 1006527483          7483         XXXXXX7483             849                   GSR 2006-1F 1/30/06               $639,946.60
 1006527558          7558         XXXXXX7558             849                   GSR 2006-1F 1/30/06               $530,036.99
 1006527574          7574         XXXXXX7574             849                   GSR 2006-1F 1/30/06               $481,601.43
 1006527590          7590         XXXXXX7590             849                   GSR 2006-1F 1/30/06               $459,596.45
 1006527681          7681         XXXXXX7681             849                   GSR 2006-1F 1/30/06               $422,117.90
 1006527855          7855         XXXXXX7855             849                   GSR 2006-1F 1/30/06               $456,903.81
 1006527988          7988         XXXXXX7988             849                   GSR 2006-1F 1/30/06               $460,737.54
 1006528127          8127         XXXXXX8127             849                   GSR 2006-1F 1/30/06               $555,462.85
 1006528333          8333         XXXXXX8333             849                   GSR 2006-1F 1/30/06               $448,613.94
 1006528390          8390         XXXXXX8390             849                   GSR 2006-1F 1/30/06               $524,515.84
 1006528465          8465         XXXXXX8465             849                   GSR 2006-1F 1/30/06               $500,445.03
 1006528556          8556         XXXXXX8556             849                   GSR 2006-1F 1/30/06               $484,390.35
 1006549990          9990         XXXXXX9990             849                   GSR 2006-1F 1/30/06               $739,029.57
 1006550105          0105         XXXXXX0105             849                   GSR 2006-1F 1/30/06                  $0.00
 1006561771          1771         XXXXXX1771             849                   GSR 2006-1F 1/30/06               $537,197.60
 1006577629          7629         XXXXXX7629             849                   GSR 2006-1F 1/30/06               $457,600.63
 1006582934          2934         XXXXXX2934             849                   GSR 2006-1F 1/30/06               $454,529.49
 1006609901          9901         XXXXXX9901             849                   GSR 2006-1F 1/30/06               $493,174.73
 1006629289          9289         XXXXXX9289             849                   GSR 2006-1F 1/30/06               $525,627.19
 1006641219          1219         XXXXXX1219             849                   GSR 2006-1F 1/30/06               $434,964.18
 1006644056          4056         XXXXXX4056             849                   GSR 2006-1F 1/30/06               $452,658.82
 1006644064          4064         XXXXXX4064             849                   GSR 2006-1F 1/30/06               $593,348.44
 1006644106          4106         XXXXXX4106             849                   GSR 2006-1F 1/30/06               $630,571.69
 1006646069          6069         XXXXXX6069             849                   GSR 2006-1F 1/30/06               $437,553.36
 1006648933          8933         XXXXXX8933             849                   GSR 2006-1F 1/30/06               $797,715.98
 1006667974          7974         XXXXXX7974             849                   GSR 2006-1F 1/30/06               $500,000.00
 1006750010          0010         XXXXXX0010             849                   GSR 2006-1F 1/30/06               $988,822.77
 1006771404          1404         XXXXXX1404             849                   GSR 2006-1F 1/30/06               $498,471.90
 3000982003          2003         XXXXXX2003             849                   GSR 2006-1F 1/30/06               $527,490.11
 3001291982          1982         XXXXXX1982             849                   GSR 2006-1F 1/30/06               $509,906.36
 3001328982          8982         XXXXXX8982             849                   GSR 2006-1F 1/30/06               $540,629.29
 3001329196          9196         XXXXXX9196             849                   GSR 2006-1F 1/30/06               $517,599.98
 3001331648          1648         XXXXXX1648             849                   GSR 2006-1F 1/30/06               $856,754.81
 3001331887          1887         XXXXXX1887             849                   GSR 2006-1F 1/30/06               $468,318.41
 3001331895          1895         XXXXXX1895             849                   GSR 2006-1F 1/30/06               $637,733.24
 3001388036          8036         XXXXXX8036             849                   GSR 2006-1F 1/30/06               $454,000.00
 3001388994          8994         XXXXXX8994             849                   GSR 2006-1F 1/30/06               $564,600.00
 3001389109          9109         XXXXXX9109             849                   GSR 2006-1F 1/30/06               $439,900.00
 3001389232          9232         XXXXXX9232             849                   GSR 2006-1F 1/30/06               $609,398.17
 3001399173          9173         XXXXXX9173             849                   GSR 2006-1F 1/30/06               $432,582.61
 3001425101          5101         XXXXXX5101             849                   GSR 2006-1F 1/30/06               $491,520.47
 3001464092          4092         XXXXXX4092             849                   GSR 2006-1F 1/30/06               $447,391.35
 3001466527          6527         XXXXXX6527             849                   GSR 2006-1F 1/30/06               $492,789.14
 3001471709          1709         XXXXXX1709             849                   GSR 2006-1F 1/30/06               $416,909.11
 3001482490          2490         XXXXXX2490             849                   GSR 2006-1F 1/30/06              $1,280,375.86
 3001486517          6517         XXXXXX6517             849                   GSR 2006-1F 1/30/06               $449,248.17
 3001487564          7564         XXXXXX7564             849                   GSR 2006-1F 1/30/06               $411,961.80
 3001487846          7846         XXXXXX7846             849                   GSR 2006-1F 1/30/06               $581,946.09
 3001487945          7945         XXXXXX7945             849                   GSR 2006-1F 1/30/06               $465,556.95
 3001487952          7952         XXXXXX7952             849                   GSR 2006-1F 1/30/06               $552,481.70
 3001488042          8042         XXXXXX8042             849                   GSR 2006-1F 1/30/06               $448,221.49
 3001488182          8182         XXXXXX8182             849                   GSR 2006-1F 1/30/06               $618,594.24
 3001488299          8299         XXXXXX8299             849                   GSR 2006-1F 1/30/06                  $0.00
 3001488422          8422         XXXXXX8422             849                   GSR 2006-1F 1/30/06               $713,229.33
 3001488463          8463         XXXXXX8463             849                   GSR 2006-1F 1/30/06                  $0.00
 3001490568          0568         XXXXXX0568             849                   GSR 2006-1F 1/30/06               $473,133.81
 3001494503          4503         XXXXXX4503             849                   GSR 2006-1F 1/30/06               $452,663.16
 1002527685          7685         XXXXXX7685             213                       GSR 2006-2F                   $307,380.67
 1005477797          7797         XXXXXX7797             213                       GSR 2006-2F                   $113,659.78
 1005700867          0867         XXXXXX0867             213                       GSR 2006-2F                    $97,611.20
 1006044976          4976         XXXXXX4976             213                       GSR 2006-2F                   $768,652.92
 1006087173          7173         XXXXXX7173             213                       GSR 2006-2F                    $46,897.10
 1006299489          9489         XXXXXX9489             213                       GSR 2006-2F                   $253,806.35
 1006299554          9554         XXXXXX9554             213                       GSR 2006-2F                   $186,846.62
 1006302648          2648         XXXXXX2648             213                       GSR 2006-2F                   $113,810.68
 1006308256          8256         XXXXXX8256             213                       GSR 2006-2F                   $472,281.76
 1006332470          2470         XXXXXX2470             213                       GSR 2006-2F                   $112,474.66
 1006334781          4781         XXXXXX4781             213                       GSR 2006-2F                   $206,099.18
 1006337149          7149         XXXXXX7149             213                       GSR 2006-2F                   $607,850.20
 1006352544          2544         XXXXXX2544             213                       GSR 2006-2F                   $533,446.68
 1006355398          5398         XXXXXX5398             213                       GSR 2006-2F                   $121,544.71
 1006355414          5414         XXXXXX5414             213                       GSR 2006-2F                    $56,153.13
 1006355422          5422         XXXXXX5422             213                       GSR 2006-2F                   $114,575.98
 1006356065          6065         XXXXXX6065             213                       GSR 2006-2F                   $472,353.44
 1006366460          6460         XXXXXX6460             213                       GSR 2006-2F                   $345,348.52
 1006387664          7664         XXXXXX7664             213                       GSR 2006-2F                   $427,230.92
 1006392409          2409         XXXXXX2409             213                       GSR 2006-2F                   $470,579.98
 1006394942          4942         XXXXXX4942             213                       GSR 2006-2F                   $263,515.83
 1006402174          2174         XXXXXX2174             213                       GSR 2006-2F                   $281,886.48
 1006405797          5797         XXXXXX5797             213                       GSR 2006-2F                   $170,073.57
 1006414096          4096         XXXXXX4096             213                       GSR 2006-2F                   $503,413.56
 1006418980          8980         XXXXXX8980             213                       GSR 2006-2F                   $256,803.23
 1006419574          9574         XXXXXX9574             213                       GSR 2006-2F                    $88,356.69
 1006425159          5159         XXXXXX5159             213                       GSR 2006-2F                   $376,876.92
 1006427437          7437         XXXXXX7437             213                       GSR 2006-2F                    $70,013.99
 1006441693          1693         XXXXXX1693             213                       GSR 2006-2F                   $476,265.94
 1006448854          8854         XXXXXX8854             213                       GSR 2006-2F                    $37,820.43
 1006461253          1253         XXXXXX1253             213                       GSR 2006-2F                    $84,817.26
 1006470866          0866         XXXXXX0866             213                       GSR 2006-2F                   $445,033.25
 1006473100          3100         XXXXXX3100             213                       GSR 2006-2F                   $339,000.31
 1006486201          6201         XXXXXX6201             213                       GSR 2006-2F                   $336,222.26
 1006514960          4960         XXXXXX4960             213                       GSR 2006-2F                      $0.00
 1006527384          7384         XXXXXX7384             213                       GSR 2006-2F                   $608,196.31
 1006528010          8010         XXXXXX8010             213                       GSR 2006-2F                   $784,149.69
 1006537540          7540         XXXXXX7540             213                       GSR 2006-2F                   $137,752.44
 1006539132          9132         XXXXXX9132             213                       GSR 2006-2F                  $1,409,252.06
 1006543001          3001         XXXXXX3001             213                       GSR 2006-2F                   $381,253.88
 1006555187          5187         XXXXXX5187             213                       GSR 2006-2F                   $489,841.70
 1006571093          1093         XXXXXX1093             213                       GSR 2006-2F                    $73,989.28
 1006572679          2679         XXXXXX2679             213                       GSR 2006-2F                   $205,748.16
 1006575326          5326         XXXXXX5326             213                       GSR 2006-2F                   $221,630.28
 1006581241          1241         XXXXXX1241             213                       GSR 2006-2F                   $713,303.53
 1006602971          2971         XXXXXX2971             213                       GSR 2006-2F                   $471,392.81
 1006612046          2046         XXXXXX2046             213                       GSR 2006-2F                   $168,591.62
 1006623654          3654         XXXXXX3654             213                       GSR 2006-2F                   $382,121.15
 1006630048          0048         XXXXXX0048             213                       GSR 2006-2F                   $142,272.56
 1006633505          3505         XXXXXX3505             213                       GSR 2006-2F                   $662,212.61
 1006637019          7019         XXXXXX7019             213                       GSR 2006-2F                    $98,542.42
 1006649006          9006         XXXXXX9006             213                       GSR 2006-2F                    $67,658.49
 1006652406          2406         XXXXXX2406             213                       GSR 2006-2F                   $272,788.93
 1006653834          3834         XXXXXX3834             213                       GSR 2006-2F                   $675,396.44
 1006659864          9864         XXXXXX9864             213                       GSR 2006-2F                    $85,713.09
 1006673535          3535         XXXXXX3535             213                       GSR 2006-2F                      $0.00
 1006676769          6769         XXXXXX6769             213                       GSR 2006-2F                   $148,699.53
 1006693699          3699         XXXXXX3699             213                       GSR 2006-2F                   $593,701.69
 1006747206          7206         XXXXXX7206             213                       GSR 2006-2F                   $197,744.31
 3000710990          0990         XXXXXX0990             213                       GSR 2006-2F                    $11,645.34
 3001143381          3381         XXXXXX3381             213                       GSR 2006-2F                    $60,654.00
 3001144025          4025         XXXXXX4025             213                       GSR 2006-2F                    $64,186.50
 3001260433          0433         XXXXXX0433             213                       GSR 2006-2F                   $105,585.90
 3001266638          6638         XXXXXX6638             213                       GSR 2006-2F                   $160,168.17
 3001267206          7206         XXXXXX7206             213                       GSR 2006-2F                   $170,458.91
 3001387012          7012         XXXXXX7012             213                       GSR 2006-2F                   $364,002.21
 3001387301          7301         XXXXXX7301             213                       GSR 2006-2F                   $324,882.58
 3001388689          8689         XXXXXX8689             213                       GSR 2006-2F                    $67,957.25
 3001400625          0625         XXXXXX0625             213                       GSR 2006-2F                   $153,374.88
 3001401045          1045         XXXXXX1045             213                       GSR 2006-2F                   $135,130.59
 3001425028          5028         XXXXXX5028             213                       GSR 2006-2F                   $563,128.44
 3001425176          5176         XXXXXX5176             213                       GSR 2006-2F                      $0.00
 3001425325          5325         XXXXXX5325             213                       GSR 2006-2F                   $281,100.59
 3001425663          5663         XXXXXX5663             213                       GSR 2006-2F                   $513,065.64
 3001425754          5754         XXXXXX5754             213                       GSR 2006-2F                   $403,626.46
 3001425762          5762         XXXXXX5762             213                       GSR 2006-2F                   $473,022.38
 3001427891          7891         XXXXXX7891             213                       GSR 2006-2F                   $113,331.14
 3001427909          7909         XXXXXX7909             213                       GSR 2006-2F                   $240,607.02
 3001428055          8055         XXXXXX8055             213                       GSR 2006-2F                    $94,387.84
 3001475171          5171         XXXXXX5171             213                       GSR 2006-2F                   $404,624.78
 3017001110          1110         XXXXXX1110             213                       GSR 2006-2F                    $18,332.34
 1006279085          9085         XXXXXX9085             214                   GSR 2006-3F 03-30-06              $388,870.18
 1006370959          0959         XXXXXX0959             214                   GSR 2006-3F 03-30-06              $401,846.54
 1006579674          9674         XXXXXX9674             214                   GSR 2006-3F 03-30-06              $390,116.04
 1006798670          8670         XXXXXX8670             214                   GSR 2006-3F 03-30-06              $635,282.71
 1006840837          0837         XXXXXX0837             214                   GSR 2006-3F 03-30-06              $508,716.56
 1006868853          8853         XXXXXX8853             214                   GSR 2006-3F 03-30-06              $483,761.16
 1006891608          1608         XXXXXX1608             214                   GSR 2006-3F 03-30-06              $440,877.68
 1006926495          6495         XXXXXX6495             214                   GSR 2006-3F 03-30-06             $1,481,958.86
 1006954562          4562         XXXXXX4562             214                   GSR 2006-3F 03-30-06              $547,736.85
 1006964488          4488         XXXXXX4488             214                   GSR 2006-3F 03-30-06             $1,188,616.10
 1006979221          9221         XXXXXX9221             214                   GSR 2006-3F 03-30-06              $502,178.08
 1006991903          1903         XXXXXX1903             214                   GSR 2006-3F 03-30-06              $961,226.10
 1007043118          3118         XXXXXX3118             214                   GSR 2006-3F 03-30-06              $514,705.36
 1007094301          4301         XXXXXX4301             214                   GSR 2006-3F 03-30-06              $498,538.47
 1007107368          7368         XXXXXX7368             214                   GSR 2006-3F 03-30-06              $456,626.68
 3001441264          1264         XXXXXX1264             214                   GSR 2006-3F 03-30-06              $464,000.00
 3001473382          3382         XXXXXX3382             214                   GSR 2006-3F 03-30-06              $428,761.79
 3001478894          8894         XXXXXX8894             214                   GSR 2006-3F 03-30-06              $665,839.98
 3001479645          9645         XXXXXX9645             214                   GSR 2006-3F 03-30-06              $614,979.90
 3001479694          9694         XXXXXX9694             214                   GSR 2006-3F 03-30-06              $694,769.44
 3001482060          2060         XXXXXX2060             214                   GSR 2006-3F 03-30-06              $423,367.79
 3001493091          3091         XXXXXX3091             214                   GSR 2006-3F 03-30-06              $459,985.98
 3001494586          4586         XXXXXX4586             214                   GSR 2006-3F 03-30-06              $477,693.68
 3001502883          2883         XXXXXX2883             214                   GSR 2006-3F 03-30-06              $450,470.52
 3001502891          2891         XXXXXX2891             214                   GSR 2006-3F 03-30-06              $473,405.43
 3001502909          2909         XXXXXX2909             214                   GSR 2006-3F 03-30-06              $471,275.50
 3001502974          2974         XXXXXX2974             214                   GSR 2006-3F 03-30-06              $729,094.71
 3001502990          2990         XXXXXX2990             214                   GSR 2006-3F 03-30-06              $586,854.13
 3001537350          7350         XXXXXX7350             214                   GSR 2006-3F 03-30-06              $547,806.32
 3001544729          4729         XXXXXX4729             214                   GSR 2006-3F 03-30-06              $477,146.50
 3001573587          3587         XXXXXX3587             214                   GSR 2006-3F 03-30-06              $425,240.76
 3001573710          3710         XXXXXX3710             214                   GSR 2006-3F 03-30-06              $485,949.52
 3001576424          6424         XXXXXX6424             214                   GSR 2006-3F 03-30-06              $553,282.06
 1006903577          3577         XXXXXX3577             239                   GSR 2006-4F 4-28-06               $541,000.00
 3001328743          8743         XXXXXX8743             239                   GSR 2006-4F 4-28-06               $510,077.09
 3001466402          6402         XXXXXX6402             239                   GSR 2006-4F 4-28-06               $544,800.00
 3001487432          7432         XXXXXX7432             239                   GSR 2006-4F 4-28-06               $471,286.46
 3001503030          3030         XXXXXX3030             239                   GSR 2006-4F 4-28-06               $504,680.70
 3001503055          3055         XXXXXX3055             239                   GSR 2006-4F 4-28-06               $492,517.41
 3001564297          4297         XXXXXX4297             239                   GSR 2006-4F 4-28-06               $608,771.02
 1002501078          1078         XXXXXX1078             219                   GSR 2006-5F 5/26/06                $96,571.94
 1006798670          8670         XXXXXX8670             219                   GSR 2006-5F 5/26/06               $635,282.71
 1006840837          0837         XXXXXX0837             219                   GSR 2006-5F 5/26/06               $508,716.56
 1006868853          8853         XXXXXX8853             219                   GSR 2006-5F 5/26/06               $483,761.16
 1006891608          1608         XXXXXX1608             219                   GSR 2006-5F 5/26/06               $440,877.68
 1006903577          3577         XXXXXX3577             219                   GSR 2006-5F 5/26/06               $541,000.00
 1006926495          6495         XXXXXX6495             219                   GSR 2006-5F 5/26/06              $1,481,958.86
 1006954562          4562         XXXXXX4562             219                   GSR 2006-5F 5/26/06               $547,736.85
 1006964488          4488         XXXXXX4488             219                   GSR 2006-5F 5/26/06              $1,188,616.10
 1006979221          9221         XXXXXX9221             219                   GSR 2006-5F 5/26/06               $502,178.08
 1006991903          1903         XXXXXX1903             219                   GSR 2006-5F 5/26/06               $961,226.10
 1007043118          3118         XXXXXX3118             219                   GSR 2006-5F 5/26/06               $514,705.36
 1007056920          6920         XXXXXX6920             219                   GSR 2006-5F 5/26/06               $500,000.00
 1007094301          4301         XXXXXX4301             219                   GSR 2006-5F 5/26/06               $498,538.47
 1007096454          6454         XXXXXX6454             219                   GSR 2006-5F 5/26/06              $1,783,546.48
 1007107368          7368         XXXXXX7368             219                   GSR 2006-5F 5/26/06               $456,626.68
 1007115536          5536         XXXXXX5536             219                   GSR 2006-5F 5/26/06               $547,400.00
 1007144577          4577         XXXXXX4577             219                   GSR 2006-5F 5/26/06               $435,974.46
 1007152968          2968         XXXXXX2968             219                   GSR 2006-5F 5/26/06               $733,020.00
 1007182460          2460         XXXXXX2460             219                   GSR 2006-5F 5/26/06               $520,000.00
 1007366543          6543         XXXXXX6543             219                   GSR 2006-5F 5/26/06               $595,361.71
 1007437070          7070         XXXXXX7070             219                   GSR 2006-5F 5/26/06               $427,364.32
 1007453911          3911         XXXXXX3911             219                   GSR 2006-5F 5/26/06               $591,393.91
 1007469131          9131         XXXXXX9131             219                   GSR 2006-5F 5/26/06               $470,000.00
 1007473919          3919         XXXXXX3919             219                   GSR 2006-5F 5/26/06               $953,971.95
 1007529199          9199         XXXXXX9199             219                   GSR 2006-5F 5/26/06               $634,821.42
 3001328743          8743         XXXXXX8743             219                   GSR 2006-5F 5/26/06               $510,077.09
 3001441264          1264         XXXXXX1264             219                   GSR 2006-5F 5/26/06               $464,000.00
 3001466402          6402         XXXXXX6402             219                   GSR 2006-5F 5/26/06               $544,800.00
 3001473382          3382         XXXXXX3382             219                   GSR 2006-5F 5/26/06               $428,761.79
 3001482060          2060         XXXXXX2060             219                   GSR 2006-5F 5/26/06               $423,367.79
 3001493091          3091         XXXXXX3091             219                   GSR 2006-5F 5/26/06               $459,985.98
 3001502883          2883         XXXXXX2883             219                   GSR 2006-5F 5/26/06               $450,470.52
 3001502891          2891         XXXXXX2891             219                   GSR 2006-5F 5/26/06               $473,405.43
 3001502909          2909         XXXXXX2909             219                   GSR 2006-5F 5/26/06               $471,275.50
 3001502974          2974         XXXXXX2974             219                   GSR 2006-5F 5/26/06               $729,094.71
 3001502990          2990         XXXXXX2990             219                   GSR 2006-5F 5/26/06               $586,854.13
 3001503030          3030         XXXXXX3030             219                   GSR 2006-5F 5/26/06               $504,680.70
 3001503055          3055         XXXXXX3055             219                   GSR 2006-5F 5/26/06               $492,517.41
 3001537350          7350         XXXXXX7350             219                   GSR 2006-5F 5/26/06               $547,806.32
 3001544729          4729         XXXXXX4729             219                   GSR 2006-5F 5/26/06               $477,146.50
 3001564297          4297         XXXXXX4297             219                   GSR 2006-5F 5/26/06               $608,771.02
 3001573587          3587         XXXXXX3587             219                   GSR 2006-5F 5/26/06               $425,240.76
 3001573710          3710         XXXXXX3710             219                   GSR 2006-5F 5/26/06               $485,949.52
 3001576424          6424         XXXXXX6424             219                   GSR 2006-5F 5/26/06               $553,282.06
 3001607690          7690         XXXXXX7690             219                   GSR 2006-5F 5/26/06                  $0.00
 3001622970          2970         XXXXXX2970             219                   GSR 2006-5F 5/26/06               $464,000.00
 3001649106          9106         XXXXXX9106             219                   GSR 2006-5F 5/26/06               $445,929.64
 3001663032          3032         XXXXXX3032             219                   GSR 2006-5F 5/26/06               $636,607.59
 3001729346          9346         XXXXXX9346             219                   GSR 2006-5F 5/26/06               $426,202.67
 3001755382          5382         XXXXXX5382             219                   GSR 2006-5F 5/26/06               $181,100.76
 3001755499          5499         XXXXXX5499             219                   GSR 2006-5F 5/26/06               $550,631.38
 3001758386          8386         XXXXXX8386             219                   GSR 2006-5F 5/26/06               $484,469.28
 3001758709          8709         XXXXXX8709             219                   GSR 2006-5F 5/26/06               $862,500.00
 3001761166          1166         XXXXXX1166             219                   GSR 2006-5F 5/26/06               $798,000.00
 3001761240          1240         XXXXXX1240             219                   GSR 2006-5F 5/26/06               $267,289.50
 3001761349          1349         XXXXXX1349             219                   GSR 2006-5F 5/26/06               $448,000.00
 3001761588          1588         XXXXXX1588             219                   GSR 2006-5F 5/26/06               $580,000.00
 3001761612          1612         XXXXXX1612             219                   GSR 2006-5F 5/26/06               $923,000.00
 3001761760          1760         XXXXXX1760             219                   GSR 2006-5F 5/26/06               $476,800.00
 3001761828          1828         XXXXXX1828             219                   GSR 2006-5F 5/26/06               $764,589.36
 3001763105          3105         XXXXXX3105             219                   GSR 2006-5F 5/26/06               $529,144.43
 3001772379          2379         XXXXXX2379             219                   GSR 2006-5F 5/26/06               $427,000.00
 3001772387          2387         XXXXXX2387             219                   GSR 2006-5F 5/26/06               $446,799.99
 3001784200          4200         XXXXXX4200             219                   GSR 2006-5F 5/26/06               $436,331.85
 3001787591          7591         XXXXXX7591             219                   GSR 2006-5F 5/26/06               $649,075.72
 3001787781          7781         XXXXXX7781             219                   GSR 2006-5F 5/26/06               $511,617.10
 3001789795          9795         XXXXXX9795             219                   GSR 2006-5F 5/26/06               $471,829.94
 3001789837          9837         XXXXXX9837             219                   GSR 2006-5F 5/26/06               $575,000.00
 3001799380          9380         XXXXXX9380             219                   GSR 2006-5F 5/26/06               $620,000.00
 3001803992          3992         XXXXXX3992             219                   GSR 2006-5F 5/26/06               $934,928.71
 3001810534          0534         XXXXXX0534             219                   GSR 2006-5F 5/26/06               $546,109.32
 3001669336          9336         XXXXXX9336             809                 GSR 2006-6F (GS) 6/30/06            $643,199.00
 3001669518          9518         XXXXXX9518             809                 GSR 2006-6F (GS) 6/30/06            $638,246.00
 3001717945          7945         XXXXXX7945             809                 GSR 2006-6F (GS) 6/30/06            $530,551.71
 3001758360          8360         XXXXXX8360             809                 GSR 2006-6F (GS) 6/30/06            $503,263.09
 3001758535          8535         XXXXXX8535             809                 GSR 2006-6F (GS) 6/30/06            $434,150.42
 3001787880          7880         XXXXXX7880             809                 GSR 2006-6F (GS) 6/30/06            $457,253.14
 1006960577          0577         XXXXXX0577            4102               HARBORVIEW 2006-14 12/22/06           $378,985.65
 1007799370          9370         XXXXXX9370            4102               HARBORVIEW 2006-14 12/22/06           $349,887.36
 1007799396          9396         XXXXXX9396            4102               HARBORVIEW 2006-14 12/22/06           $325,878.00
 1008119958          9958         XXXXXX9958            4102               HARBORVIEW 2006-14 12/22/06          $1,015,297.60
 1008139071          9071         XXXXXX9071            4102               HARBORVIEW 2006-14 12/22/06           $376,050.44
 1008146423          6423         XXXXXX6423            4102               HARBORVIEW 2006-14 12/22/06           $285,305.67
 1008180968          0968         XXXXXX0968            4102               HARBORVIEW 2006-14 12/22/06           $172,066.82
 1008233791          3791         XXXXXX3791            4102               HARBORVIEW 2006-14 12/22/06           $806,498.85
 1008249839          9839         XXXXXX9839            4102               HARBORVIEW 2006-14 12/22/06           $220,076.93
 1008280339          0339         XXXXXX0339            4102               HARBORVIEW 2006-14 12/22/06           $401,545.86
 1008495440          5440         XXXXXX5440            4102               HARBORVIEW 2006-14 12/22/06           $426,098.72
 1008516039          6039         XXXXXX6039            4102               HARBORVIEW 2006-14 12/22/06           $336,454.95
 1008522656          2656         XXXXXX2656            4102               HARBORVIEW 2006-14 12/22/06           $116,067.51
 1008551739          1739         XXXXXX1739            4102               HARBORVIEW 2006-14 12/22/06           $267,015.99
 1008553610          3610         XXXXXX3610            4102               HARBORVIEW 2006-14 12/22/06           $188,855.78
 1008553719          3719         XXXXXX3719            4102               HARBORVIEW 2006-14 12/22/06            $88,364.50
 1008554261          4261         XXXXXX4261            4102               HARBORVIEW 2006-14 12/22/06           $316,406.44
 1008555516          5516         XXXXXX5516            4102               HARBORVIEW 2006-14 12/22/06           $125,302.54
 1008556316          6316         XXXXXX6316            4102               HARBORVIEW 2006-14 12/22/06           $264,305.42
 1008557587          7587         XXXXXX7587            4102               HARBORVIEW 2006-14 12/22/06          $1,466,496.90
 1008557686          7686         XXXXXX7686            4102               HARBORVIEW 2006-14 12/22/06           $250,947.56
 1008558221          8221         XXXXXX8221            4102               HARBORVIEW 2006-14 12/22/06           $275,747.74
 1008558726          8726         XXXXXX8726            4102               HARBORVIEW 2006-14 12/22/06           $279,431.74
 1008559146          9146         XXXXXX9146            4102               HARBORVIEW 2006-14 12/22/06           $144,667.83
 1008560342          0342         XXXXXX0342            4102               HARBORVIEW 2006-14 12/22/06           $262,779.80
 1008560938          0938         XXXXXX0938            4102               HARBORVIEW 2006-14 12/22/06           $307,202.04
 1008564708          4708         XXXXXX4708            4102               HARBORVIEW 2006-14 12/22/06           $400,825.51
 1008565127          5127         XXXXXX5127            4102               HARBORVIEW 2006-14 12/22/06           $648,451.01
 1008568022          8022         XXXXXX8022            4102               HARBORVIEW 2006-14 12/22/06           $219,475.72
 1008569822          9822         XXXXXX9822            4102               HARBORVIEW 2006-14 12/22/06           $317,242.10
 1008571513          1513         XXXXXX1513            4102               HARBORVIEW 2006-14 12/22/06              $0.00
 1008576124          6124         XXXXXX6124            4102               HARBORVIEW 2006-14 12/22/06           $225,174.61
 1008576702          6702         XXXXXX6702            4102               HARBORVIEW 2006-14 12/22/06           $100,052.65
 1008578120          8120         XXXXXX8120            4102               HARBORVIEW 2006-14 12/22/06           $310,330.76
 1008582759          2759         XXXXXX2759            4102               HARBORVIEW 2006-14 12/22/06           $275,557.99
 1008583138          3138         XXXXXX3138            4102               HARBORVIEW 2006-14 12/22/06           $481,234.28
 1008586529          6529         XXXXXX6529            4102               HARBORVIEW 2006-14 12/22/06           $319,717.13
 1008587931          7931         XXXXXX7931            4102               HARBORVIEW 2006-14 12/22/06           $215,518.36
 1008591537          1537         XXXXXX1537            4102               HARBORVIEW 2006-14 12/22/06           $392,670.86
 1008597047          7047         XXXXXX7047            4102               HARBORVIEW 2006-14 12/22/06           $312,975.71
 1008598037          8037         XXXXXX8037            4102               HARBORVIEW 2006-14 12/22/06           $318,304.65
 1008598870          8870         XXXXXX8870            4102               HARBORVIEW 2006-14 12/22/06           $217,031.54
 1008603225          3225         XXXXXX3225            4102               HARBORVIEW 2006-14 12/22/06           $272,264.50
 1008604124          4124         XXXXXX4124            4102               HARBORVIEW 2006-14 12/22/06           $196,930.95
 1008605188          5188         XXXXXX5188            4102               HARBORVIEW 2006-14 12/22/06           $476,698.30
 1008607721          7721         XXXXXX7721            4102               HARBORVIEW 2006-14 12/22/06           $231,701.55
 1008610337          0337         XXXXXX0337            4102               HARBORVIEW 2006-14 12/22/06           $510,996.22
 1008611301          1301         XXXXXX1301            4102               HARBORVIEW 2006-14 12/22/06           $243,516.89
 1008611640          1640         XXXXXX1640            4102               HARBORVIEW 2006-14 12/22/06           $199,590.75
 1008614172          4172         XXXXXX4172            4102               HARBORVIEW 2006-14 12/22/06           $126,421.65
 1008614180          4180         XXXXXX4180            4102               HARBORVIEW 2006-14 12/22/06           $443,619.29
 1008619759          9759         XXXXXX9759            4102               HARBORVIEW 2006-14 12/22/06           $498,985.23
 1008622662          2662         XXXXXX2662            4102               HARBORVIEW 2006-14 12/22/06           $111,715.08
 1008624197          4197         XXXXXX4197            4102               HARBORVIEW 2006-14 12/22/06           $247,213.12
 1008625202          5202         XXXXXX5202            4102               HARBORVIEW 2006-14 12/22/06           $300,299.65
 1008627661          7661         XXXXXX7661            4102               HARBORVIEW 2006-14 12/22/06           $416,006.26
 1008628628          8628         XXXXXX8628            4102               HARBORVIEW 2006-14 12/22/06           $233,199.12
 1008633404          3404         XXXXXX3404            4102               HARBORVIEW 2006-14 12/22/06           $280,330.36
 1008634154          4154         XXXXXX4154            4102               HARBORVIEW 2006-14 12/22/06           $222,909.57
 1008638445          8445         XXXXXX8445            4102               HARBORVIEW 2006-14 12/22/06           $264,457.75
 1008638734          8734         XXXXXX8734            4102               HARBORVIEW 2006-14 12/22/06           $248,594.19
 1008641613          1613         XXXXXX1613            4102               HARBORVIEW 2006-14 12/22/06           $374,223.85
 1008645556          5556         XXXXXX5556            4102               HARBORVIEW 2006-14 12/22/06           $503,283.04
 1008674226          4226         XXXXXX4226            4102               HARBORVIEW 2006-14 12/22/06           $606,648.50
 1008674283          4283         XXXXXX4283            4102               HARBORVIEW 2006-14 12/22/06           $478,943.42
 1008674671          4671         XXXXXX4671            4102               HARBORVIEW 2006-14 12/22/06           $384,414.14
 1008676866          6866         XXXXXX6866            4102               HARBORVIEW 2006-14 12/22/06           $234,694.22
 1008679225          9225         XXXXXX9225            4102               HARBORVIEW 2006-14 12/22/06           $137,163.86
 1008680637          0637         XXXXXX0637            4102               HARBORVIEW 2006-14 12/22/06           $208,033.65
 1008682229          2229         XXXXXX2229            4102               HARBORVIEW 2006-14 12/22/06           $340,415.42
 1008683300          3300         XXXXXX3300            4102               HARBORVIEW 2006-14 12/22/06           $598,661.21
 1008683862          3862         XXXXXX3862            4102               HARBORVIEW 2006-14 12/22/06           $115,312.16
 1008683979          3979         XXXXXX3979            4102               HARBORVIEW 2006-14 12/22/06           $502,925.82
 1008687012          7012         XXXXXX7012            4102               HARBORVIEW 2006-14 12/22/06           $208,572.34
 1008692053          2053         XXXXXX2053            4102               HARBORVIEW 2006-14 12/22/06           $219,235.96
 1008693291          3291         XXXXXX3291            4102               HARBORVIEW 2006-14 12/22/06           $216,638.31
 1008696773          6773         XXXXXX6773            4102               HARBORVIEW 2006-14 12/22/06           $194,670.38
 1008697144          7144         XXXXXX7144            4102               HARBORVIEW 2006-14 12/22/06           $222,540.97
 1008700708          0708         XXXXXX0708            4102               HARBORVIEW 2006-14 12/22/06           $461,896.64
 1008702613          2613         XXXXXX2613            4102               HARBORVIEW 2006-14 12/22/06           $319,417.19
 1008702902          2902         XXXXXX2902            4102               HARBORVIEW 2006-14 12/22/06           $382,507.31
 1008705822          5822         XXXXXX5822            4102               HARBORVIEW 2006-14 12/22/06           $648,499.09
 1008707802          7802         XXXXXX7802            4102               HARBORVIEW 2006-14 12/22/06           $516,557.47
 1008708065          8065         XXXXXX8065            4102               HARBORVIEW 2006-14 12/22/06           $174,887.81
 1008710558          0558         XXXXXX0558            4102               HARBORVIEW 2006-14 12/22/06           $235,455.06
 1008715938          5938         XXXXXX5938            4102               HARBORVIEW 2006-14 12/22/06           $380,000.00
 1008723221          3221         XXXXXX3221            4102               HARBORVIEW 2006-14 12/22/06           $326,000.00
 1008724666          4666         XXXXXX4666            4102               HARBORVIEW 2006-14 12/22/06           $348,115.42
 1008724989          4989         XXXXXX4989            4102               HARBORVIEW 2006-14 12/22/06           $290,738.91
 1008727883          7883         XXXXXX7883            4102               HARBORVIEW 2006-14 12/22/06           $339,168.17
 1008733063          3063         XXXXXX3063            4102               HARBORVIEW 2006-14 12/22/06           $123,500.00
 1008738658          8658         XXXXXX8658            4102               HARBORVIEW 2006-14 12/22/06           $210,181.83
 1008738989          8989         XXXXXX8989            4102               HARBORVIEW 2006-14 12/22/06           $141,661.60
 1008740340          0340         XXXXXX0340            4102               HARBORVIEW 2006-14 12/22/06           $271,529.23
 1008742098          2098         XXXXXX2098            4102               HARBORVIEW 2006-14 12/22/06           $112,125.92
 1008766121          6121         XXXXXX6121            4102               HARBORVIEW 2006-14 12/22/06           $212,772.26
 1008768911          8911         XXXXXX8911            4102               HARBORVIEW 2006-14 12/22/06           $167,627.22
 3001535743          5743         XXXXXX5743            4102               HARBORVIEW 2006-14 12/22/06           $339,114.84
 3001768542          8542         XXXXXX8542            4102               HARBORVIEW 2006-14 12/22/06           $554,974.54
 3001913973          3973         XXXXXX3973            4102               HARBORVIEW 2006-14 12/22/06           $387,136.40
 3001914666          4666         XXXXXX4666            4102               HARBORVIEW 2006-14 12/22/06           $420,347.88
 3001915093          5093         XXXXXX5093            4102               HARBORVIEW 2006-14 12/22/06           $371,029.81
 3001915390          5390         XXXXXX5390            4102               HARBORVIEW 2006-14 12/22/06           $443,750.43
 3001938251          8251         XXXXXX8251            4102               HARBORVIEW 2006-14 12/22/06           $352,925.86
 3001959232          9232         XXXXXX9232            4102               HARBORVIEW 2006-14 12/22/06           $214,861.34
 3001961030          1030         XXXXXX1030            4102               HARBORVIEW 2006-14 12/22/06           $555,123.76
 3001962079          2079         XXXXXX2079            4102               HARBORVIEW 2006-14 12/22/06           $317,714.76
 3002025256          5256         XXXXXX5256            4102               HARBORVIEW 2006-14 12/22/06           $399,722.31
 3002028706          8706         XXXXXX8706            4102               HARBORVIEW 2006-14 12/22/06           $286,761.44
 3002029027          9027         XXXXXX9027            4102               HARBORVIEW 2006-14 12/22/06           $389,173.45
 3002030272          0272         XXXXXX0272            4102               HARBORVIEW 2006-14 12/22/06            $94,345.14
 3002030934          0934         XXXXXX0934            4102               HARBORVIEW 2006-14 12/22/06           $371,888.83
 3002036717          6717         XXXXXX6717            4102               HARBORVIEW 2006-14 12/22/06           $144,052.85
 3002038077          8077         XXXXXX8077            4102               HARBORVIEW 2006-14 12/22/06           $266,008.78
 3002114928          4928         XXXXXX4928            4102               HARBORVIEW 2006-14 12/22/06           $136,305.34
 3002115198          5198         XXXXXX5198            4102               HARBORVIEW 2006-14 12/22/06           $211,876.00
 3002133563          3563         XXXXXX3563            4102               HARBORVIEW 2006-14 12/22/06           $158,778.83
 3002147753          7753         XXXXXX7753            4102               HARBORVIEW 2006-14 12/22/06           $200,318.34
 3002160467          0467         XXXXXX0467            4102               HARBORVIEW 2006-14 12/22/06           $859,274.14
 3002161135          1135         XXXXXX1135            4102               HARBORVIEW 2006-14 12/22/06           $160,381.16
 3002161333          1333         XXXXXX1333            4102               HARBORVIEW 2006-14 12/22/06           $346,739.64
 3002162174          2174         XXXXXX2174            4102               HARBORVIEW 2006-14 12/22/06           $503,049.96
 3002163594          3594         XXXXXX3594            4102               HARBORVIEW 2006-14 12/22/06           $153,025.78
 3002164014          4014         XXXXXX4014            4102               HARBORVIEW 2006-14 12/22/06           $192,380.27
 3002164741          4741         XXXXXX4741            4102               HARBORVIEW 2006-14 12/22/06           $117,099.16
 3002165581          5581         XXXXXX5581            4102               HARBORVIEW 2006-14 12/22/06           $332,365.04
 3002166258          6258         XXXXXX6258            4102               HARBORVIEW 2006-14 12/22/06           $395,337.29
 3002166985          6985         XXXXXX6985            4102               HARBORVIEW 2006-14 12/22/06           $279,260.31
 3002167538          7538         XXXXXX7538            4102               HARBORVIEW 2006-14 12/22/06           $251,218.76
 3002168858          8858         XXXXXX8858            4102               HARBORVIEW 2006-14 12/22/06           $257,053.97
 3002183899          3899         XXXXXX3899            4102               HARBORVIEW 2006-14 12/22/06           $474,978.29
 3002188294          8294         XXXXXX8294            4102               HARBORVIEW 2006-14 12/22/06           $157,629.70
 3002188518          8518         XXXXXX8518            4102               HARBORVIEW 2006-14 12/22/06           $396,822.08
 3002188591          8591         XXXXXX8591            4102               HARBORVIEW 2006-14 12/22/06           $181,532.45
 3002189375          9375         XXXXXX9375            4102               HARBORVIEW 2006-14 12/22/06            $78,390.46
 3002189953          9953         XXXXXX9953            4102               HARBORVIEW 2006-14 12/22/06           $427,049.26
 3002190431          0431         XXXXXX0431            4102               HARBORVIEW 2006-14 12/22/06            $89,603.39
 3002190902          0902         XXXXXX0902            4102               HARBORVIEW 2006-14 12/22/06           $233,118.66
 3002191934          1934         XXXXXX1934            4102               HARBORVIEW 2006-14 12/22/06           $208,270.42
 3002191967          1967         XXXXXX1967            4102               HARBORVIEW 2006-14 12/22/06           $172,717.20
 3002192122          2122         XXXXXX2122            4102               HARBORVIEW 2006-14 12/22/06           $457,837.43
 3002192270          2270         XXXXXX2270            4102               HARBORVIEW 2006-14 12/22/06           $472,668.18
 3002192379          2379         XXXXXX2379            4102               HARBORVIEW 2006-14 12/22/06           $269,913.11
 3002192486          2486         XXXXXX2486            4102               HARBORVIEW 2006-14 12/22/06           $150,171.98
 3002219123          9123         XXXXXX9123            4102               HARBORVIEW 2006-14 12/22/06           $569,599.90
 1006575573          5573         XXXXXX5573             231                    HARBORVIEW 2006-2                $340,000.00
 1006582959          2959         XXXXXX2959             231                    HARBORVIEW 2006-2                $259,936.13
 1006585895          5895         XXXXXX5895             231                    HARBORVIEW 2006-2                $320,000.00
 1006589186          9186         XXXXXX9186             231                    HARBORVIEW 2006-2                $375,900.00
 1006592065          2065         XXXXXX2065             231                    HARBORVIEW 2006-2                $951,200.00
 1006605388          5388         XXXXXX5388             231                    HARBORVIEW 2006-2                $427,497.04
 1006605594          5594         XXXXXX5594             231                    HARBORVIEW 2006-2                $547,881.88
 1006615692          5692         XXXXXX5692             231                    HARBORVIEW 2006-2                $200,000.00
 1006624504          4504         XXXXXX4504             231                    HARBORVIEW 2006-2                $540,000.00
 1006633190          3190         XXXXXX3190             231                    HARBORVIEW 2006-2                $556,000.00
 1006634206          4206         XXXXXX4206             231                    HARBORVIEW 2006-2                $325,000.00
 1006635005          5005         XXXXXX5005             231                    HARBORVIEW 2006-2                $424,000.00
 1006635153          5153         XXXXXX5153             231                    HARBORVIEW 2006-2                $449,086.34
 1006635344          5344         XXXXXX5344             231                    HARBORVIEW 2006-2                $463,911.60
 1006635724          5724         XXXXXX5724             231                    HARBORVIEW 2006-2                $979,569.94
 1006635955          5955         XXXXXX5955             231                    HARBORVIEW 2006-2                $636,440.45
 1006642902          2902         XXXXXX2902             231                    HARBORVIEW 2006-2                $512,499.48
 1006646382          6382         XXXXXX6382             231                    HARBORVIEW 2006-2                   $0.00
 1006647067          7067         XXXXXX7067             231                    HARBORVIEW 2006-2                $405,600.00
 1006648537          8537         XXXXXX8537             231                    HARBORVIEW 2006-2                $326,995.17
 1006649105          9105         XXXXXX9105             231                    HARBORVIEW 2006-2                $593,992.00
 1006649964          9964         XXXXXX9964             231                    HARBORVIEW 2006-2                $691,201.45
 1006650061          0061         XXXXXX0061             231                    HARBORVIEW 2006-2                $367,592.78
 1006651531          1531         XXXXXX1531             231                    HARBORVIEW 2006-2                $489,119.84
 1006652976          2976         XXXXXX2976             231                    HARBORVIEW 2006-2                $157,614.20
 1006661621          1621         XXXXXX1621             231                    HARBORVIEW 2006-2               $1,310,010.37
 1006666976          6976         XXXXXX6976             231                    HARBORVIEW 2006-2                $519,374.33
 1006670754          0754         XXXXXX0754             231                    HARBORVIEW 2006-2                $635,248.00
 1006683385          3385         XXXXXX3385             231                    HARBORVIEW 2006-2                $140,955.73
 1006683468          3468         XXXXXX3468             231                    HARBORVIEW 2006-2                $340,000.00
 1006683666          3666         XXXXXX3666             231                    HARBORVIEW 2006-2                $367,000.00
 1006684938          4938         XXXXXX4938             231                    HARBORVIEW 2006-2                $879,410.12
 1006685927          5927         XXXXXX5927             231                    HARBORVIEW 2006-2                $458,000.00
 1006692170          2170         XXXXXX2170             231                    HARBORVIEW 2006-2                $206,664.00
 1006692600          2600         XXXXXX2600             231                    HARBORVIEW 2006-2                $600,457.07
 1006698250          8250         XXXXXX8250             231                    HARBORVIEW 2006-2                $359,648.42
 1006698938          8938         XXXXXX8938             231                    HARBORVIEW 2006-2                $160,000.00
 1006707093          7093         XXXXXX7093             231                    HARBORVIEW 2006-2                $424,000.00
 1006709131          9131         XXXXXX9131             231                    HARBORVIEW 2006-2                $200,000.00
 1006709404          9404         XXXXXX9404             231                    HARBORVIEW 2006-2                $409,998.85
 1006709651          9651         XXXXXX9651             231                    HARBORVIEW 2006-2                $232,000.00
 1006710071          0071         XXXXXX0071             231                    HARBORVIEW 2006-2                $383,736.77
 1006710451          0451         XXXXXX0451             231                    HARBORVIEW 2006-2                $252,308.98
 1006715112          5112         XXXXXX5112             231                    HARBORVIEW 2006-2                $177,272.22
 1006717233          7233         XXXXXX7233             231                    HARBORVIEW 2006-2                $169,252.52
 1006733008          3008         XXXXXX3008             231                    HARBORVIEW 2006-2                $524,874.19
 1006734287          4287         XXXXXX4287             231                    HARBORVIEW 2006-2                $380,639.50
 1006736852          6852         XXXXXX6852             231                    HARBORVIEW 2006-2                $447,300.00
 1006744690          4690         XXXXXX4690             231                    HARBORVIEW 2006-2                $355,000.00
 1006746117          6117         XXXXXX6117             231                    HARBORVIEW 2006-2                $217,071.12
 1006748030          8030         XXXXXX8030             231                    HARBORVIEW 2006-2                $450,000.00
 1006748980          8980         XXXXXX8980             231                    HARBORVIEW 2006-2                $370,000.00
 1006752396          2396         XXXXXX2396             231                    HARBORVIEW 2006-2                $176,913.82
 1006757163          7163         XXXXXX7163             231                    HARBORVIEW 2006-2                $256,500.00
 1006758567          8567         XXXXXX8567             231                    HARBORVIEW 2006-2                $494,400.00
 1006758732          8732         XXXXXX8732             231                    HARBORVIEW 2006-2                $310,712.35
 1006758948          8948         XXXXXX8948             231                    HARBORVIEW 2006-2                $732,004.64
 1006759441          9441         XXXXXX9441             231                    HARBORVIEW 2006-2                $423,000.00
 1006762346          2346         XXXXXX2346             231                    HARBORVIEW 2006-2                $499,339.24
 1006778730          8730         XXXXXX8730             231                    HARBORVIEW 2006-2                $437,453.63
 1006783029          3029         XXXXXX3029             231                    HARBORVIEW 2006-2                $451,925.02
 1006788606          8606         XXXXXX8606             231                    HARBORVIEW 2006-2                $497,523.78
 1006788655          8655         XXXXXX8655             231                    HARBORVIEW 2006-2                $590,981.65
 1006789315          9315         XXXXXX9315             231                    HARBORVIEW 2006-2                $222,584.35
 1006793614          3614         XXXXXX3614             231                    HARBORVIEW 2006-2                $427,398.66
 1006799751          9751         XXXXXX9751             231                    HARBORVIEW 2006-2                $134,000.00
 1006827032          7032         XXXXXX7032             231                    HARBORVIEW 2006-2                $479,183.51
 1006835795          5795         XXXXXX5795             231                    HARBORVIEW 2006-2                $639,000.00
 1006560864          0864         XXXXXX0864             808                HARBORVIEW 2006-6 6/30/06            $219,485.52
 1006588618          8618         XXXXXX8618             808                HARBORVIEW 2006-6 6/30/06            $884,004.79
 1006634479          4479         XXXXXX4479             808                HARBORVIEW 2006-6 6/30/06            $313,507.00
 1006652166          2166         XXXXXX2166             808                HARBORVIEW 2006-6 6/30/06            $408,980.25
 1006675613          5613         XXXXXX5613             808                HARBORVIEW 2006-6 6/30/06            $388,000.00
 1006700007          0007         XXXXXX0007             808                HARBORVIEW 2006-6 6/30/06            $208,000.00
 1006700122          0122         XXXXXX0122             808                HARBORVIEW 2006-6 6/30/06            $284,936.68
 1006703704          3704         XXXXXX3704             808                HARBORVIEW 2006-6 6/30/06            $797,647.63
 1006735540          5540         XXXXXX5540             808                HARBORVIEW 2006-6 6/30/06            $375,000.00
 1006744641          4641         XXXXXX4641             808                HARBORVIEW 2006-6 6/30/06            $178,680.00
 1006766404          6404         XXXXXX6404             808                HARBORVIEW 2006-6 6/30/06            $358,447.93
 3001966732          6732         XXXXXX6732             199              HARBORVIEW 2006-8 (GW) 8/30/06         $202,321.06
 3001966807          6807         XXXXXX6807             199              HARBORVIEW 2006-8 (GW) 8/30/06         $301,447.28
 3001966823          6823         XXXXXX6823             199              HARBORVIEW 2006-8 (GW) 8/30/06         $460,360.98
 3001966880          6880         XXXXXX6880             199              HARBORVIEW 2006-8 (GW) 8/30/06         $362,143.28
 3001966930          6930         XXXXXX6930             199              HARBORVIEW 2006-8 (GW) 8/30/06         $347,814.27
 3001966948          6948         XXXXXX6948             199              HARBORVIEW 2006-8 (GW) 8/30/06         $471,166.67
 3001966963          6963         XXXXXX6963             199              HARBORVIEW 2006-8 (GW) 8/30/06         $484,013.02
 3001966989          6989         XXXXXX6989             199              HARBORVIEW 2006-8 (GW) 8/30/06         $306,442.37
 3001967003          7003         XXXXXX7003             199              HARBORVIEW 2006-8 (GW) 8/30/06         $314,464.41
 3001967045          7045         XXXXXX7045             199              HARBORVIEW 2006-8 (GW) 8/30/06         $378,641.52
 3001967078          7078         XXXXXX7078             199              HARBORVIEW 2006-8 (GW) 8/30/06         $441,924.30
 3001967094          7094         XXXXXX7094             199              HARBORVIEW 2006-8 (GW) 8/30/06         $102,295.45
 3001967102          7102         XXXXXX7102             199              HARBORVIEW 2006-8 (GW) 8/30/06         $230,155.12
 3001967219          7219         XXXXXX7219             199              HARBORVIEW 2006-8 (GW) 8/30/06         $251,914.23
 3001967243          7243         XXXXXX7243             199              HARBORVIEW 2006-8 (GW) 8/30/06         $224,081.97
 3001967250          7250         XXXXXX7250             199              HARBORVIEW 2006-8 (GW) 8/30/06         $287,198.02
 3001967326          7326         XXXXXX7326             199              HARBORVIEW 2006-8 (GW) 8/30/06         $254,166.40
 3001967359          7359         XXXXXX7359             199              HARBORVIEW 2006-8 (GW) 8/30/06         $240,328.46
 3001967375          7375         XXXXXX7375             199              HARBORVIEW 2006-8 (GW) 8/30/06         $149,963.87
 3001967409          7409         XXXXXX7409             199              HARBORVIEW 2006-8 (GW) 8/30/06         $211,121.82
 3001967458          7458         XXXXXX7458             199              HARBORVIEW 2006-8 (GW) 8/30/06         $129,306.15
 3001967524          7524         XXXXXX7524             199              HARBORVIEW 2006-8 (GW) 8/30/06         $236,170.33
 3001967573          7573         XXXXXX7573             199              HARBORVIEW 2006-8 (GW) 8/30/06         $269,943.38
 3001967581          7581         XXXXXX7581             199              HARBORVIEW 2006-8 (GW) 8/30/06         $226,618.61
 3001967607          7607         XXXXXX7607             199              HARBORVIEW 2006-8 (GW) 8/30/06         $213,441.83
 3001967664          7664         XXXXXX7664             199              HARBORVIEW 2006-8 (GW) 8/30/06         $240,635.02
 3001967706          7706         XXXXXX7706             199              HARBORVIEW 2006-8 (GW) 8/30/06         $351,570.69
 3001967714          7714         XXXXXX7714             199              HARBORVIEW 2006-8 (GW) 8/30/06         $384,264.56
 3001967805          7805         XXXXXX7805             199              HARBORVIEW 2006-8 (GW) 8/30/06         $222,884.51
 3001967979          7979         XXXXXX7979             199              HARBORVIEW 2006-8 (GW) 8/30/06         $122,825.07
 3001968043          8043         XXXXXX8043             199              HARBORVIEW 2006-8 (GW) 8/30/06         $420,514.69
 3001968076          8076         XXXXXX8076             199              HARBORVIEW 2006-8 (GW) 8/30/06         $547,647.81
 3001968126          8126         XXXXXX8126             199              HARBORVIEW 2006-8 (GW) 8/30/06         $226,397.58
 3001968159          8159         XXXXXX8159             199              HARBORVIEW 2006-8 (GW) 8/30/06         $260,224.89
 3001968167          8167         XXXXXX8167             199              HARBORVIEW 2006-8 (GW) 8/30/06         $175,100.39
 3001968183          8183         XXXXXX8183             199              HARBORVIEW 2006-8 (GW) 8/30/06         $375,895.27
 3001968241          8241         XXXXXX8241             199              HARBORVIEW 2006-8 (GW) 8/30/06         $307,135.62
 3001968282          8282         XXXXXX8282             199              HARBORVIEW 2006-8 (GW) 8/30/06          $51,388.39
 3001968407          8407         XXXXXX8407             199              HARBORVIEW 2006-8 (GW) 8/30/06         $258,413.16
 3001968415          8415         XXXXXX8415             199              HARBORVIEW 2006-8 (GW) 8/30/06         $183,868.86
 3001968456          8456         XXXXXX8456             199              HARBORVIEW 2006-8 (GW) 8/30/06         $327,608.33
 3001968472          8472         XXXXXX8472             199              HARBORVIEW 2006-8 (GW) 8/30/06         $218,080.60
 3001968589          8589         XXXXXX8589             199              HARBORVIEW 2006-8 (GW) 8/30/06         $187,265.55
 3001968605          8605         XXXXXX8605             199              HARBORVIEW 2006-8 (GW) 8/30/06         $263,876.77
 3001968613          8613         XXXXXX8613             199              HARBORVIEW 2006-8 (GW) 8/30/06         $305,270.10
 3001968654          8654         XXXXXX8654             199              HARBORVIEW 2006-8 (GW) 8/30/06         $298,686.79
 3001968886          8886         XXXXXX8886             199              HARBORVIEW 2006-8 (GW) 8/30/06         $188,412.07
 3001968894          8894         XXXXXX8894             199              HARBORVIEW 2006-8 (GW) 8/30/06         $337,751.50
 3001968928          8928         XXXXXX8928             199              HARBORVIEW 2006-8 (GW) 8/30/06         $289,716.04
 3001968977          8977         XXXXXX8977             199              HARBORVIEW 2006-8 (GW) 8/30/06         $249,309.97
 3001969181          9181         XXXXXX9181             199              HARBORVIEW 2006-8 (GW) 8/30/06         $217,551.92
 3001969199          9199         XXXXXX9199             199              HARBORVIEW 2006-8 (GW) 8/30/06         $265,295.05
 3001969231          9231         XXXXXX9231             199              HARBORVIEW 2006-8 (GW) 8/30/06         $336,365.36
 3001969249          9249         XXXXXX9249             199              HARBORVIEW 2006-8 (GW) 8/30/06         $160,864.69
 3001969348          9348         XXXXXX9348             199              HARBORVIEW 2006-8 (GW) 8/30/06         $190,153.31
 3001969512          9512         XXXXXX9512             199              HARBORVIEW 2006-8 (GW) 8/30/06         $297,577.11
 3001969520          9520         XXXXXX9520             199              HARBORVIEW 2006-8 (GW) 8/30/06         $663,512.46
 3001969561          9561         XXXXXX9561             199              HARBORVIEW 2006-8 (GW) 8/30/06         $261,317.01
 3001969595          9595         XXXXXX9595             199              HARBORVIEW 2006-8 (GW) 8/30/06         $513,401.20
 3001969603          9603         XXXXXX9603             199              HARBORVIEW 2006-8 (GW) 8/30/06         $331,578.49
 3001969702          9702         XXXXXX9702             199              HARBORVIEW 2006-8 (GW) 8/30/06         $247,958.30
 3001969728          9728         XXXXXX9728             199              HARBORVIEW 2006-8 (GW) 8/30/06         $431,151.69
 3001969827          9827         XXXXXX9827             199              HARBORVIEW 2006-8 (GW) 8/30/06         $180,853.30
 3001969918          9918         XXXXXX9918             199              HARBORVIEW 2006-8 (GW) 8/30/06         $767,354.14
 3001970072          0072         XXXXXX0072             199              HARBORVIEW 2006-8 (GW) 8/30/06         $423,347.13
 3001970130          0130         XXXXXX0130             199              HARBORVIEW 2006-8 (GW) 8/30/06         $598,974.43
 3001970171          0171         XXXXXX0171             199              HARBORVIEW 2006-8 (GW) 8/30/06         $400,688.19
 3001970189          0189         XXXXXX0189             199              HARBORVIEW 2006-8 (GW) 8/30/06         $463,113.15
 3001970197          0197         XXXXXX0197             199              HARBORVIEW 2006-8 (GW) 8/30/06         $265,288.27
 3001970205          0205         XXXXXX0205             199              HARBORVIEW 2006-8 (GW) 8/30/06         $558,561.40
 3001970213          0213         XXXXXX0213             199              HARBORVIEW 2006-8 (GW) 8/30/06          $89,172.55
 3001970239          0239         XXXXXX0239             199              HARBORVIEW 2006-8 (GW) 8/30/06         $454,962.81
 3001970247          0247         XXXXXX0247             199              HARBORVIEW 2006-8 (GW) 8/30/06         $228,198.17
 3001970338          0338         XXXXXX0338             199              HARBORVIEW 2006-8 (GW) 8/30/06          $94,297.15
 3001970437          0437         XXXXXX0437             199              HARBORVIEW 2006-8 (GW) 8/30/06         $105,368.52
 3001970478          0478         XXXXXX0478             199              HARBORVIEW 2006-8 (GW) 8/30/06         $261,392.84
 3001970502          0502         XXXXXX0502             199              HARBORVIEW 2006-8 (GW) 8/30/06         $387,289.41
 3001971054          1054         XXXXXX1054             199              HARBORVIEW 2006-8 (GW) 8/30/06         $264,541.34
 3001971104          1104         XXXXXX1104             199              HARBORVIEW 2006-8 (GW) 8/30/06         $347,436.94
 3001971195          1195         XXXXXX1195             199              HARBORVIEW 2006-8 (GW) 8/30/06         $284,585.70
 3001971278          1278         XXXXXX1278             199              HARBORVIEW 2006-8 (GW) 8/30/06         $651,161.59
 3001971310          1310         XXXXXX1310             199              HARBORVIEW 2006-8 (GW) 8/30/06         $145,367.55
 3001971351          1351         XXXXXX1351             199              HARBORVIEW 2006-8 (GW) 8/30/06         $320,086.22
 3001971401          1401         XXXXXX1401             199              HARBORVIEW 2006-8 (GW) 8/30/06         $126,143.64
 3001971443          1443         XXXXXX1443             199              HARBORVIEW 2006-8 (GW) 8/30/06         $172,258.69
 3001971450          1450         XXXXXX1450             199              HARBORVIEW 2006-8 (GW) 8/30/06         $167,358.35
 3001971476          1476         XXXXXX1476             199              HARBORVIEW 2006-8 (GW) 8/30/06            $0.00
 3001971534          1534         XXXXXX1534             199              HARBORVIEW 2006-8 (GW) 8/30/06         $224,346.21
 3001971732          1732         XXXXXX1732             199              HARBORVIEW 2006-8 (GW) 8/30/06         $472,290.11
 3001971781          1781         XXXXXX1781             199              HARBORVIEW 2006-8 (GW) 8/30/06         $498,973.17
 3001971823          1823         XXXXXX1823             199              HARBORVIEW 2006-8 (GW) 8/30/06         $289,224.51
 3001971930          1930         XXXXXX1930             199              HARBORVIEW 2006-8 (GW) 8/30/06         $228,024.97
 3001971963          1963         XXXXXX1963             199              HARBORVIEW 2006-8 (GW) 8/30/06         $351,775.47
 3001971997          1997         XXXXXX1997             199              HARBORVIEW 2006-8 (GW) 8/30/06         $224,394.97
 3001972110          2110         XXXXXX2110             199              HARBORVIEW 2006-8 (GW) 8/30/06         $497,496.23
 3001972144          2144         XXXXXX2144             199              HARBORVIEW 2006-8 (GW) 8/30/06         $342,112.53
 3001972177          2177         XXXXXX2177             199              HARBORVIEW 2006-8 (GW) 8/30/06         $200,684.63
 3001972219          2219         XXXXXX2219             199              HARBORVIEW 2006-8 (GW) 8/30/06         $553,843.44
 3001972441          2441         XXXXXX2441             199              HARBORVIEW 2006-8 (GW) 8/30/06         $292,784.38
 3001972458          2458         XXXXXX2458             199              HARBORVIEW 2006-8 (GW) 8/30/06         $189,560.73
 3001972466          2466         XXXXXX2466             199              HARBORVIEW 2006-8 (GW) 8/30/06         $235,387.09
 3001972490          2490         XXXXXX2490             199              HARBORVIEW 2006-8 (GW) 8/30/06         $188,473.13
 3001972557          2557         XXXXXX2557             199              HARBORVIEW 2006-8 (GW) 8/30/06         $208,165.97
 3001972565          2565         XXXXXX2565             199              HARBORVIEW 2006-8 (GW) 8/30/06         $225,133.38
 3001972672          2672         XXXXXX2672             199              HARBORVIEW 2006-8 (GW) 8/30/06         $371,634.89
 3001972722          2722         XXXXXX2722             199              HARBORVIEW 2006-8 (GW) 8/30/06         $222,569.74
 3001972763          2763         XXXXXX2763             199              HARBORVIEW 2006-8 (GW) 8/30/06         $268,314.40
 3001972771          2771         XXXXXX2771             199              HARBORVIEW 2006-8 (GW) 8/30/06         $173,161.64
 3001972862          2862         XXXXXX2862             199              HARBORVIEW 2006-8 (GW) 8/30/06         $343,194.49
 3001972979          2979         XXXXXX2979             199              HARBORVIEW 2006-8 (GW) 8/30/06         $632,696.82
 3001973043          3043         XXXXXX3043             199              HARBORVIEW 2006-8 (GW) 8/30/06         $314,736.70
 3001973282          3282         XXXXXX3282             199              HARBORVIEW 2006-8 (GW) 8/30/06         $305,351.12
 3001973316          3316         XXXXXX3316             199              HARBORVIEW 2006-8 (GW) 8/30/06         $561,599.77
 3001973670          3670         XXXXXX3670             199              HARBORVIEW 2006-8 (GW) 8/30/06         $263,488.87
 3001973787          3787         XXXXXX3787             199              HARBORVIEW 2006-8 (GW) 8/30/06         $200,233.50
 3001973803          3803         XXXXXX3803             199              HARBORVIEW 2006-8 (GW) 8/30/06         $305,930.32
 3001973829          3829         XXXXXX3829             199              HARBORVIEW 2006-8 (GW) 8/30/06         $228,198.00
 3001973860          3860         XXXXXX3860             199              HARBORVIEW 2006-8 (GW) 8/30/06         $426,979.21
 3001973878          3878         XXXXXX3878             199              HARBORVIEW 2006-8 (GW) 8/30/06         $143,620.86
 3001973902          3902         XXXXXX3902             199              HARBORVIEW 2006-8 (GW) 8/30/06         $228,239.51
 3001973969          3969         XXXXXX3969             199              HARBORVIEW 2006-8 (GW) 8/30/06         $334,577.83
 3001974041          4041         XXXXXX4041             199              HARBORVIEW 2006-8 (GW) 8/30/06         $382,423.68
 3001974058          4058         XXXXXX4058             199              HARBORVIEW 2006-8 (GW) 8/30/06         $230,945.12
 3001974116          4116         XXXXXX4116             199              HARBORVIEW 2006-8 (GW) 8/30/06         $255,146.25
 3001974140          4140         XXXXXX4140             199              HARBORVIEW 2006-8 (GW) 8/30/06         $267,114.40
 3001974157          4157         XXXXXX4157             199              HARBORVIEW 2006-8 (GW) 8/30/06         $191,969.39
 3001974181          4181         XXXXXX4181             199              HARBORVIEW 2006-8 (GW) 8/30/06         $270,479.40
 3001974215          4215         XXXXXX4215             199              HARBORVIEW 2006-8 (GW) 8/30/06         $101,398.56
 3001974231          4231         XXXXXX4231             199              HARBORVIEW 2006-8 (GW) 8/30/06         $311,777.37
 3001974249          4249         XXXXXX4249             199              HARBORVIEW 2006-8 (GW) 8/30/06         $370,087.24
 3001974256          4256         XXXXXX4256             199              HARBORVIEW 2006-8 (GW) 8/30/06         $243,859.54
 3001974298          4298         XXXXXX4298             199              HARBORVIEW 2006-8 (GW) 8/30/06         $490,367.72
 3001974348          4348         XXXXXX4348             199              HARBORVIEW 2006-8 (GW) 8/30/06         $134,119.09
 3001974413          4413         XXXXXX4413             199              HARBORVIEW 2006-8 (GW) 8/30/06         $216,465.52
 3001974439          4439         XXXXXX4439             199              HARBORVIEW 2006-8 (GW) 8/30/06         $449,925.66
 3001974454          4454         XXXXXX4454             199              HARBORVIEW 2006-8 (GW) 8/30/06         $155,314.64
 3001974462          4462         XXXXXX4462             199              HARBORVIEW 2006-8 (GW) 8/30/06         $333,933.46
 3001974686          4686         XXXXXX4686             199              HARBORVIEW 2006-8 (GW) 8/30/06         $450,533.37
 3001974694          4694         XXXXXX4694             199              HARBORVIEW 2006-8 (GW) 8/30/06         $368,378.88
 3001974728          4728         XXXXXX4728             199              HARBORVIEW 2006-8 (GW) 8/30/06         $167,466.09
 3001974751          4751         XXXXXX4751             199              HARBORVIEW 2006-8 (GW) 8/30/06         $264,626.90
 3001974819          4819         XXXXXX4819             199              HARBORVIEW 2006-8 (GW) 8/30/06         $243,733.31
 3001974843          4843         XXXXXX4843             199              HARBORVIEW 2006-8 (GW) 8/30/06         $218,894.78
 3001974876          4876         XXXXXX4876             199              HARBORVIEW 2006-8 (GW) 8/30/06         $202,890.42
 3001974918          4918         XXXXXX4918             199              HARBORVIEW 2006-8 (GW) 8/30/06         $456,344.45
 3001974942          4942         XXXXXX4942             199              HARBORVIEW 2006-8 (GW) 8/30/06         $193,104.17
 3001974967          4967         XXXXXX4967             199              HARBORVIEW 2006-8 (GW) 8/30/06         $602,495.96
 3001975006          5006         XXXXXX5006             199              HARBORVIEW 2006-8 (GW) 8/30/06         $250,282.18
 3001975022          5022         XXXXXX5022             199              HARBORVIEW 2006-8 (GW) 8/30/06         $242,906.88
 3001975121          5121         XXXXXX5121             199              HARBORVIEW 2006-8 (GW) 8/30/06         $145,993.94
 3001975139          5139         XXXXXX5139             199              HARBORVIEW 2006-8 (GW) 8/30/06         $257,765.69
 3001975147          5147         XXXXXX5147             199              HARBORVIEW 2006-8 (GW) 8/30/06         $425,901.36
 3001975154          5154         XXXXXX5154             199              HARBORVIEW 2006-8 (GW) 8/30/06         $194,236.93
 3001975162          5162         XXXXXX5162             199              HARBORVIEW 2006-8 (GW) 8/30/06         $566,872.93
 3001975253          5253         XXXXXX5253             199              HARBORVIEW 2006-8 (GW) 8/30/06         $844,675.49
 3001975337          5337         XXXXXX5337             199              HARBORVIEW 2006-8 (GW) 8/30/06         $315,984.55
 3001975386          5386         XXXXXX5386             199              HARBORVIEW 2006-8 (GW) 8/30/06         $179,454.92
 3001975444          5444         XXXXXX5444             199              HARBORVIEW 2006-8 (GW) 8/30/06          $65,571.34
 3001975519          5519         XXXXXX5519             199              HARBORVIEW 2006-8 (GW) 8/30/06         $369,472.18
 3001975543          5543         XXXXXX5543             199              HARBORVIEW 2006-8 (GW) 8/30/06         $114,085.36
 3001975584          5584         XXXXXX5584             199              HARBORVIEW 2006-8 (GW) 8/30/06         $207,816.95
 3001975592          5592         XXXXXX5592             199              HARBORVIEW 2006-8 (GW) 8/30/06         $370,513.06
 3001975741          5741         XXXXXX5741             199              HARBORVIEW 2006-8 (GW) 8/30/06         $221,306.27
 3001975790          5790         XXXXXX5790             199              HARBORVIEW 2006-8 (GW) 8/30/06         $342,034.66
 3001975808          5808         XXXXXX5808             199              HARBORVIEW 2006-8 (GW) 8/30/06         $472,344.85
 3001975824          5824         XXXXXX5824             199              HARBORVIEW 2006-8 (GW) 8/30/06         $322,265.86
 3001975907          5907         XXXXXX5907             199              HARBORVIEW 2006-8 (GW) 8/30/06         $346,519.76
 3001976004          6004         XXXXXX6004             199              HARBORVIEW 2006-8 (GW) 8/30/06         $176,041.99
 3001976020          6020         XXXXXX6020             199              HARBORVIEW 2006-8 (GW) 8/30/06         $227,067.30
 3001976038          6038         XXXXXX6038             199              HARBORVIEW 2006-8 (GW) 8/30/06         $202,877.29
 3001976046          6046         XXXXXX6046             199              HARBORVIEW 2006-8 (GW) 8/30/06         $196,980.04
 3001976087          6087         XXXXXX6087             199              HARBORVIEW 2006-8 (GW) 8/30/06         $210,554.01
 3001976129          6129         XXXXXX6129             199              HARBORVIEW 2006-8 (GW) 8/30/06         $427,901.95
 3001976202          6202         XXXXXX6202             199              HARBORVIEW 2006-8 (GW) 8/30/06            $0.00
 3001976210          6210         XXXXXX6210             199              HARBORVIEW 2006-8 (GW) 8/30/06         $263,859.96
 3001976285          6285         XXXXXX6285             199              HARBORVIEW 2006-8 (GW) 8/30/06         $237,451.47
 3001976293          6293         XXXXXX6293             199              HARBORVIEW 2006-8 (GW) 8/30/06         $490,991.59
 3001976384          6384         XXXXXX6384             199              HARBORVIEW 2006-8 (GW) 8/30/06          $82,001.06
 3001976400          6400         XXXXXX6400             199              HARBORVIEW 2006-8 (GW) 8/30/06         $542,833.78
 3001976434          6434         XXXXXX6434             199              HARBORVIEW 2006-8 (GW) 8/30/06         $177,046.88
 3001976442          6442         XXXXXX6442             199              HARBORVIEW 2006-8 (GW) 8/30/06         $332,606.00
 3001976491          6491         XXXXXX6491             199              HARBORVIEW 2006-8 (GW) 8/30/06          $75,843.52
 3001976590          6590         XXXXXX6590             199              HARBORVIEW 2006-8 (GW) 8/30/06         $295,003.38
 3001976608          6608         XXXXXX6608             199              HARBORVIEW 2006-8 (GW) 8/30/06         $199,343.79
 3001976723          6723         XXXXXX6723             199              HARBORVIEW 2006-8 (GW) 8/30/06         $185,059.71
 3001976731          6731         XXXXXX6731             199              HARBORVIEW 2006-8 (GW) 8/30/06         $261,118.71
 3001976756          6756         XXXXXX6756             199              HARBORVIEW 2006-8 (GW) 8/30/06         $327,620.06
 3001976764          6764         XXXXXX6764             199              HARBORVIEW 2006-8 (GW) 8/30/06         $160,992.77
 3001976806          6806         XXXXXX6806             199              HARBORVIEW 2006-8 (GW) 8/30/06         $164,394.62
 3001976855          6855         XXXXXX6855             199              HARBORVIEW 2006-8 (GW) 8/30/06         $133,285.85
 3001976863          6863         XXXXXX6863             199              HARBORVIEW 2006-8 (GW) 8/30/06         $167,577.01
 3001976962          6962         XXXXXX6962             199              HARBORVIEW 2006-8 (GW) 8/30/06         $331,414.48
 3001976996          6996         XXXXXX6996             199              HARBORVIEW 2006-8 (GW) 8/30/06         $237,944.26
 3001977010          7010         XXXXXX7010             199              HARBORVIEW 2006-8 (GW) 8/30/06         $131,169.68
 3001977044          7044         XXXXXX7044             199              HARBORVIEW 2006-8 (GW) 8/30/06         $272,764.29
 3001977051          7051         XXXXXX7051             199              HARBORVIEW 2006-8 (GW) 8/30/06         $281,057.21
 3001977192          7192         XXXXXX7192             199              HARBORVIEW 2006-8 (GW) 8/30/06         $209,517.84
 3001977200          7200         XXXXXX7200             199              HARBORVIEW 2006-8 (GW) 8/30/06         $290,925.13
 3001977218          7218         XXXXXX7218             199              HARBORVIEW 2006-8 (GW) 8/30/06         $285,120.18
 3001977291          7291         XXXXXX7291             199              HARBORVIEW 2006-8 (GW) 8/30/06         $337,258.96
 3001977317          7317         XXXXXX7317             199              HARBORVIEW 2006-8 (GW) 8/30/06         $233,467.16
 3001977341          7341         XXXXXX7341             199              HARBORVIEW 2006-8 (GW) 8/30/06         $181,592.76
 3001977374          7374         XXXXXX7374             199              HARBORVIEW 2006-8 (GW) 8/30/06         $266,391.58
 3001977408          7408         XXXXXX7408             199              HARBORVIEW 2006-8 (GW) 8/30/06         $145,510.04
 3001977440          7440         XXXXXX7440             199              HARBORVIEW 2006-8 (GW) 8/30/06         $173,228.21
 3001977465          7465         XXXXXX7465             199              HARBORVIEW 2006-8 (GW) 8/30/06         $657,022.12
 3001977481          7481         XXXXXX7481             199              HARBORVIEW 2006-8 (GW) 8/30/06         $413,049.69
 3001977507          7507         XXXXXX7507             199              HARBORVIEW 2006-8 (GW) 8/30/06         $398,428.80
 3001977556          7556         XXXXXX7556             199              HARBORVIEW 2006-8 (GW) 8/30/06         $248,823.21
 3001977572          7572         XXXXXX7572             199              HARBORVIEW 2006-8 (GW) 8/30/06         $277,113.14
 3001977598          7598         XXXXXX7598             199              HARBORVIEW 2006-8 (GW) 8/30/06         $138,454.11
 3001977606          7606         XXXXXX7606             199              HARBORVIEW 2006-8 (GW) 8/30/06         $149,769.04
 3001977622          7622         XXXXXX7622             199              HARBORVIEW 2006-8 (GW) 8/30/06         $408,551.19
 3001977671          7671         XXXXXX7671             199              HARBORVIEW 2006-8 (GW) 8/30/06         $139,618.16
 3001977697          7697         XXXXXX7697             199              HARBORVIEW 2006-8 (GW) 8/30/06         $315,740.02
 3001977713          7713         XXXXXX7713             199              HARBORVIEW 2006-8 (GW) 8/30/06         $332,926.17
 3001977721          7721         XXXXXX7721             199              HARBORVIEW 2006-8 (GW) 8/30/06         $229,677.02
 3001977960          7960         XXXXXX7960             199              HARBORVIEW 2006-8 (GW) 8/30/06         $252,212.29
 3001977986          7986         XXXXXX7986             199              HARBORVIEW 2006-8 (GW) 8/30/06         $447,937.22
 3001978018          8018         XXXXXX8018             199              HARBORVIEW 2006-8 (GW) 8/30/06         $236,628.62
 3001978067          8067         XXXXXX8067             199              HARBORVIEW 2006-8 (GW) 8/30/06         $162,673.70
 3001978158          8158         XXXXXX8158             199              HARBORVIEW 2006-8 (GW) 8/30/06         $458,329.79
 3001978174          8174         XXXXXX8174             199              HARBORVIEW 2006-8 (GW) 8/30/06         $217,290.07
 3001978208          8208         XXXXXX8208             199              HARBORVIEW 2006-8 (GW) 8/30/06         $323,430.44
 3001978331          8331         XXXXXX8331             199              HARBORVIEW 2006-8 (GW) 8/30/06         $257,040.42
 3001978372          8372         XXXXXX8372             199              HARBORVIEW 2006-8 (GW) 8/30/06         $120,587.79
 3001978448          8448         XXXXXX8448             199              HARBORVIEW 2006-8 (GW) 8/30/06         $637,095.35
 3001978497          8497         XXXXXX8497             199              HARBORVIEW 2006-8 (GW) 8/30/06         $277,806.54
 3001978505          8505         XXXXXX8505             199              HARBORVIEW 2006-8 (GW) 8/30/06         $348,152.77
 3001978596          8596         XXXXXX8596             199              HARBORVIEW 2006-8 (GW) 8/30/06         $200,948.38
 3001978646          8646         XXXXXX8646             199              HARBORVIEW 2006-8 (GW) 8/30/06        $1,030,286.39
 3001978653          8653         XXXXXX8653             199              HARBORVIEW 2006-8 (GW) 8/30/06         $303,485.21
 3001978703          8703         XXXXXX8703             199              HARBORVIEW 2006-8 (GW) 8/30/06         $187,396.70
 3001978778          8778         XXXXXX8778             199              HARBORVIEW 2006-8 (GW) 8/30/06         $289,078.37
 3001978786          8786         XXXXXX8786             199              HARBORVIEW 2006-8 (GW) 8/30/06         $160,153.92
 3001978844          8844         XXXXXX8844             199              HARBORVIEW 2006-8 (GW) 8/30/06         $429,174.56
 3001978927          8927         XXXXXX8927             199              HARBORVIEW 2006-8 (GW) 8/30/06         $333,212.60
 3001979016          9016         XXXXXX9016             199              HARBORVIEW 2006-8 (GW) 8/30/06         $409,653.15
 3001979073          9073         XXXXXX9073             199              HARBORVIEW 2006-8 (GW) 8/30/06         $193,460.17
 3001979099          9099         XXXXXX9099             199              HARBORVIEW 2006-8 (GW) 8/30/06         $470,943.15
 3001979131          9131         XXXXXX9131             199              HARBORVIEW 2006-8 (GW) 8/30/06         $390,163.40
 3001979149          9149         XXXXXX9149             199              HARBORVIEW 2006-8 (GW) 8/30/06         $171,692.38
 3001979180          9180         XXXXXX9180             199              HARBORVIEW 2006-8 (GW) 8/30/06         $525,096.56
 3001979214          9214         XXXXXX9214             199              HARBORVIEW 2006-8 (GW) 8/30/06         $474,496.20
 3001979248          9248         XXXXXX9248             199              HARBORVIEW 2006-8 (GW) 8/30/06         $373,871.37
 3001979370          9370         XXXXXX9370             199              HARBORVIEW 2006-8 (GW) 8/30/06         $250,929.64
 3001979586          9586         XXXXXX9586             199              HARBORVIEW 2006-8 (GW) 8/30/06         $224,931.02
 3001979610          9610         XXXXXX9610             199              HARBORVIEW 2006-8 (GW) 8/30/06         $720,690.75
 3001979727          9727         XXXXXX9727             199              HARBORVIEW 2006-8 (GW) 8/30/06         $272,448.94
 3001979784          9784         XXXXXX9784             199              HARBORVIEW 2006-8 (GW) 8/30/06         $306,993.11
 3001979875          9875         XXXXXX9875             199              HARBORVIEW 2006-8 (GW) 8/30/06         $188,449.76
 3001980014          0014         XXXXXX0014             199              HARBORVIEW 2006-8 (GW) 8/30/06         $501,014.75
 3001980311          0311         XXXXXX0311             199              HARBORVIEW 2006-8 (GW) 8/30/06         $188,062.18
 3001980345          0345         XXXXXX0345             199              HARBORVIEW 2006-8 (GW) 8/30/06         $226,598.35
 3001980527          0527         XXXXXX0527             199              HARBORVIEW 2006-8 (GW) 8/30/06         $331,153.65
 3001980642          0642         XXXXXX0642             199              HARBORVIEW 2006-8 (GW) 8/30/06         $148,743.84
 3001980667          0667         XXXXXX0667             199              HARBORVIEW 2006-8 (GW) 8/30/06         $279,987.47
 3001980774          0774         XXXXXX0774             199              HARBORVIEW 2006-8 (GW) 8/30/06         $245,107.31
 3001980840          0840         XXXXXX0840             199              HARBORVIEW 2006-8 (GW) 8/30/06        $1,222,694.06
 3001980881          0881         XXXXXX0881             199              HARBORVIEW 2006-8 (GW) 8/30/06         $211,122.51
 3001980915          0915         XXXXXX0915             199              HARBORVIEW 2006-8 (GW) 8/30/06         $159,749.02
 3001981020          1020         XXXXXX1020             199              HARBORVIEW 2006-8 (GW) 8/30/06         $664,448.48
 3001981046          1046         XXXXXX1046             199              HARBORVIEW 2006-8 (GW) 8/30/06         $371,511.69
 3001981095          1095         XXXXXX1095             199              HARBORVIEW 2006-8 (GW) 8/30/06         $305,286.97
 3001981129          1129         XXXXXX1129             199              HARBORVIEW 2006-8 (GW) 8/30/06         $309,740.99
 3001981228          1228         XXXXXX1228             199              HARBORVIEW 2006-8 (GW) 8/30/06         $258,326.15
 3001981442          1442         XXXXXX1442             199              HARBORVIEW 2006-8 (GW) 8/30/06         $234,157.03
 3001981467          1467         XXXXXX1467             199              HARBORVIEW 2006-8 (GW) 8/30/06         $204,978.12
 3001981558          1558         XXXXXX1558             199              HARBORVIEW 2006-8 (GW) 8/30/06         $180,860.47
 3001981657          1657         XXXXXX1657             199              HARBORVIEW 2006-8 (GW) 8/30/06         $156,998.88
 3001981673          1673         XXXXXX1673             199              HARBORVIEW 2006-8 (GW) 8/30/06         $232,330.35
 3001981707          1707         XXXXXX1707             199              HARBORVIEW 2006-8 (GW) 8/30/06         $257,083.42
 3001981756          1756         XXXXXX1756             199              HARBORVIEW 2006-8 (GW) 8/30/06         $416,239.31
 3001981947          1947         XXXXXX1947             199              HARBORVIEW 2006-8 (GW) 8/30/06         $393,460.21
 3001982291          2291         XXXXXX2291             199              HARBORVIEW 2006-8 (GW) 8/30/06         $546,650.64
 3001982358          2358         XXXXXX2358             199              HARBORVIEW 2006-8 (GW) 8/30/06         $499,046.61
 3001982507          2507         XXXXXX2507             199              HARBORVIEW 2006-8 (GW) 8/30/06         $301,470.63
 3001982564          2564         XXXXXX2564             199              HARBORVIEW 2006-8 (GW) 8/30/06         $266,554.84
 3001982689          2689         XXXXXX2689             199              HARBORVIEW 2006-8 (GW) 8/30/06         $501,109.41
 3001982713          2713         XXXXXX2713             199              HARBORVIEW 2006-8 (GW) 8/30/06         $333,277.67
 3001982762          2762         XXXXXX2762             199              HARBORVIEW 2006-8 (GW) 8/30/06         $111,589.06
 3001982770          2770         XXXXXX2770             199              HARBORVIEW 2006-8 (GW) 8/30/06         $886,082.92
 3001982804          2804         XXXXXX2804             199              HARBORVIEW 2006-8 (GW) 8/30/06         $219,010.06
 3001982861          2861         XXXXXX2861             199              HARBORVIEW 2006-8 (GW) 8/30/06         $125,726.76
 3001982960          2960         XXXXXX2960             199              HARBORVIEW 2006-8 (GW) 8/30/06         $245,497.39
 3001983018          3018         XXXXXX3018             199              HARBORVIEW 2006-8 (GW) 8/30/06         $261,671.45
 3001983067          3067         XXXXXX3067             199              HARBORVIEW 2006-8 (GW) 8/30/06         $262,238.34
 3001983091          3091         XXXXXX3091             199              HARBORVIEW 2006-8 (GW) 8/30/06         $464,180.28
 3001983109          3109         XXXXXX3109             199              HARBORVIEW 2006-8 (GW) 8/30/06         $350,471.63
 3001983182          3182         XXXXXX3182             199              HARBORVIEW 2006-8 (GW) 8/30/06         $362,701.45
 3001983307          3307         XXXXXX3307             199              HARBORVIEW 2006-8 (GW) 8/30/06         $614,693.50
 3001983323          3323         XXXXXX3323             199              HARBORVIEW 2006-8 (GW) 8/30/06         $392,280.86
 3001983380          3380         XXXXXX3380             199              HARBORVIEW 2006-8 (GW) 8/30/06         $367,910.63
 3001983422          3422         XXXXXX3422             199              HARBORVIEW 2006-8 (GW) 8/30/06         $645,815.23
 3001983547          3547         XXXXXX3547             199              HARBORVIEW 2006-8 (GW) 8/30/06         $395,599.08
 3001983653          3653         XXXXXX3653             199              HARBORVIEW 2006-8 (GW) 8/30/06         $520,774.17
 3001983695          3695         XXXXXX3695             199              HARBORVIEW 2006-8 (GW) 8/30/06         $381,063.84
 3001983703          3703         XXXXXX3703             199              HARBORVIEW 2006-8 (GW) 8/30/06         $422,793.35
 3001983745          3745         XXXXXX3745             199              HARBORVIEW 2006-8 (GW) 8/30/06         $225,503.18
 3001983901          3901         XXXXXX3901             199              HARBORVIEW 2006-8 (GW) 8/30/06         $426,359.78
 3001983919          3919         XXXXXX3919             199              HARBORVIEW 2006-8 (GW) 8/30/06         $301,201.96
 3001983935          3935         XXXXXX3935             199              HARBORVIEW 2006-8 (GW) 8/30/06         $419,692.81
 3001983984          3984         XXXXXX3984             199              HARBORVIEW 2006-8 (GW) 8/30/06         $537,988.36
 3001984115          4115         XXXXXX4115             199              HARBORVIEW 2006-8 (GW) 8/30/06         $313,639.18
 3001984123          4123         XXXXXX4123             199              HARBORVIEW 2006-8 (GW) 8/30/06            $0.00
 3001984164          4164         XXXXXX4164             199              HARBORVIEW 2006-8 (GW) 8/30/06         $122,719.78
 3001984198          4198         XXXXXX4198             199              HARBORVIEW 2006-8 (GW) 8/30/06         $305,244.54
 3001984529          4529         XXXXXX4529             199              HARBORVIEW 2006-8 (GW) 8/30/06         $465,980.14
 3001984552          4552         XXXXXX4552             199              HARBORVIEW 2006-8 (GW) 8/30/06         $443,995.16
 3001984677          4677         XXXXXX4677             199              HARBORVIEW 2006-8 (GW) 8/30/06         $574,888.77
 3001985203          5203         XXXXXX5203             199              HARBORVIEW 2006-8 (GW) 8/30/06         $407,189.85
 3001985708          5708         XXXXXX5708             199              HARBORVIEW 2006-8 (GW) 8/30/06         $309,818.07
 3001985716          5716         XXXXXX5716             199              HARBORVIEW 2006-8 (GW) 8/30/06         $661,543.83
 3001985732          5732         XXXXXX5732             199              HARBORVIEW 2006-8 (GW) 8/30/06         $339,996.84
 3001985773          5773         XXXXXX5773             199              HARBORVIEW 2006-8 (GW) 8/30/06         $248,485.49
 3001985815          5815         XXXXXX5815             199              HARBORVIEW 2006-8 (GW) 8/30/06         $503,086.22
 3001986052          6052         XXXXXX6052             199              HARBORVIEW 2006-8 (GW) 8/30/06         $411,466.01
 3001986060          6060         XXXXXX6060             199              HARBORVIEW 2006-8 (GW) 8/30/06         $348,241.52
 3001986110          6110         XXXXXX6110             199              HARBORVIEW 2006-8 (GW) 8/30/06         $543,250.38
 3001986169          6169         XXXXXX6169             199              HARBORVIEW 2006-8 (GW) 8/30/06            $0.00
 3001986235          6235         XXXXXX6235             199              HARBORVIEW 2006-8 (GW) 8/30/06         $593,670.30
 3001986383          6383         XXXXXX6383             199              HARBORVIEW 2006-8 (GW) 8/30/06         $207,229.13
 3001986441          6441         XXXXXX6441             199              HARBORVIEW 2006-8 (GW) 8/30/06         $307,621.61
 3001986532          6532         XXXXXX6532             199              HARBORVIEW 2006-8 (GW) 8/30/06         $301,685.19
 3001986722          6722         XXXXXX6722             199              HARBORVIEW 2006-8 (GW) 8/30/06         $419,390.21
 3001986821          6821         XXXXXX6821             199              HARBORVIEW 2006-8 (GW) 8/30/06         $461,548.82
 3001986896          6896         XXXXXX6896             199              HARBORVIEW 2006-8 (GW) 8/30/06         $508,749.61
 3001987068          7068         XXXXXX7068             199              HARBORVIEW 2006-8 (GW) 8/30/06         $432,910.95
 3001987555          7555         XXXXXX7555             199              HARBORVIEW 2006-8 (GW) 8/30/06         $476,302.64
 3001987639          7639         XXXXXX7639             199              HARBORVIEW 2006-8 (GW) 8/30/06         $313,317.29
 3001987688          7688         XXXXXX7688             199              HARBORVIEW 2006-8 (GW) 8/30/06         $358,193.91
 3001987696          7696         XXXXXX7696             199              HARBORVIEW 2006-8 (GW) 8/30/06         $280,668.71
 3001987829          7829         XXXXXX7829             199              HARBORVIEW 2006-8 (GW) 8/30/06         $352,077.72
 3001987951          7951         XXXXXX7951             199              HARBORVIEW 2006-8 (GW) 8/30/06         $536,439.79
 3001987977          7977         XXXXXX7977             199              HARBORVIEW 2006-8 (GW) 8/30/06         $435,913.10
 3001987993          7993         XXXXXX7993             199              HARBORVIEW 2006-8 (GW) 8/30/06         $574,254.06
 3001988124          8124         XXXXXX8124             199              HARBORVIEW 2006-8 (GW) 8/30/06         $504,433.57
 3001988181          8181         XXXXXX8181             199              HARBORVIEW 2006-8 (GW) 8/30/06         $157,867.08
 3001988488          8488         XXXXXX8488             199              HARBORVIEW 2006-8 (GW) 8/30/06         $228,055.14
 3001988629          8629         XXXXXX8629             199              HARBORVIEW 2006-8 (GW) 8/30/06         $383,715.00
 3001988702          8702         XXXXXX8702             199              HARBORVIEW 2006-8 (GW) 8/30/06         $353,373.32
 3001988710          8710         XXXXXX8710             199              HARBORVIEW 2006-8 (GW) 8/30/06         $766,570.27
 3001988769          8769         XXXXXX8769             199              HARBORVIEW 2006-8 (GW) 8/30/06         $356,668.12
 3001988942          8942         XXXXXX8942             199              HARBORVIEW 2006-8 (GW) 8/30/06          $97,792.91
 3001989023          9023         XXXXXX9023             199              HARBORVIEW 2006-8 (GW) 8/30/06         $236,537.25
 3001989056          9056         XXXXXX9056             199              HARBORVIEW 2006-8 (GW) 8/30/06         $665,660.42
 3001989130          9130         XXXXXX9130             199              HARBORVIEW 2006-8 (GW) 8/30/06         $218,330.00
 3001989197          9197         XXXXXX9197             199              HARBORVIEW 2006-8 (GW) 8/30/06         $236,278.47
 3001989213          9213         XXXXXX9213             199              HARBORVIEW 2006-8 (GW) 8/30/06         $421,039.83
 3001989247          9247         XXXXXX9247             199              HARBORVIEW 2006-8 (GW) 8/30/06         $153,677.22
 3001989262          9262         XXXXXX9262             199              HARBORVIEW 2006-8 (GW) 8/30/06         $489,502.92
 3001989270          9270         XXXXXX9270             199              HARBORVIEW 2006-8 (GW) 8/30/06         $145,340.12
 3001989395          9395         XXXXXX9395             199              HARBORVIEW 2006-8 (GW) 8/30/06         $274,938.38
 3001989445          9445         XXXXXX9445             199              HARBORVIEW 2006-8 (GW) 8/30/06        $1,031,057.03
 3001989544          9544         XXXXXX9544             199              HARBORVIEW 2006-8 (GW) 8/30/06         $389,538.75
 3001989593          9593         XXXXXX9593             199              HARBORVIEW 2006-8 (GW) 8/30/06         $248,561.52
 3001989601          9601         XXXXXX9601             199              HARBORVIEW 2006-8 (GW) 8/30/06         $259,402.24
 3001989619          9619         XXXXXX9619             199              HARBORVIEW 2006-8 (GW) 8/30/06         $240,043.85
 3001989635          9635         XXXXXX9635             199              HARBORVIEW 2006-8 (GW) 8/30/06         $511,146.22
 3001989643          9643         XXXXXX9643             199              HARBORVIEW 2006-8 (GW) 8/30/06         $216,465.01
 3001989668          9668         XXXXXX9668             199              HARBORVIEW 2006-8 (GW) 8/30/06         $145,657.43
 3001989676          9676         XXXXXX9676             199              HARBORVIEW 2006-8 (GW) 8/30/06         $165,076.98
 3001989684          9684         XXXXXX9684             199              HARBORVIEW 2006-8 (GW) 8/30/06         $142,789.77
 3001989692          9692         XXXXXX9692             199              HARBORVIEW 2006-8 (GW) 8/30/06         $145,651.25
 3001989700          9700         XXXXXX9700             199              HARBORVIEW 2006-8 (GW) 8/30/06         $325,008.25
 3001989791          9791         XXXXXX9791             199              HARBORVIEW 2006-8 (GW) 8/30/06         $212,290.05
 3001989858          9858         XXXXXX9858             199              HARBORVIEW 2006-8 (GW) 8/30/06         $241,012.35
 3001989932          9932         XXXXXX9932             199              HARBORVIEW 2006-8 (GW) 8/30/06         $341,272.94
 3001989965          9965         XXXXXX9965             199              HARBORVIEW 2006-8 (GW) 8/30/06         $672,895.98
 3001989973          9973         XXXXXX9973             199              HARBORVIEW 2006-8 (GW) 8/30/06            $0.00
 3001989981          9981         XXXXXX9981             199              HARBORVIEW 2006-8 (GW) 8/30/06         $184,790.59
 3001989999          9999         XXXXXX9999             199              HARBORVIEW 2006-8 (GW) 8/30/06         $250,909.58
 3001990021          0021         XXXXXX0021             199              HARBORVIEW 2006-8 (GW) 8/30/06         $404,437.69
 3001990039          0039         XXXXXX0039             199              HARBORVIEW 2006-8 (GW) 8/30/06        $1,294,182.95
 3001990047          0047         XXXXXX0047             199              HARBORVIEW 2006-8 (GW) 8/30/06         $174,306.71
 3001990070          0070         XXXXXX0070             199              HARBORVIEW 2006-8 (GW) 8/30/06         $119,377.19
 3001990088          0088         XXXXXX0088             199              HARBORVIEW 2006-8 (GW) 8/30/06         $205,601.24
 3001990195          0195         XXXXXX0195             199              HARBORVIEW 2006-8 (GW) 8/30/06         $412,984.69
 3001990211          0211         XXXXXX0211             199              HARBORVIEW 2006-8 (GW) 8/30/06         $276,578.78
 3001990245          0245         XXXXXX0245             199              HARBORVIEW 2006-8 (GW) 8/30/06         $107,023.30
 3001990278          0278         XXXXXX0278             199              HARBORVIEW 2006-8 (GW) 8/30/06         $333,397.05
 3001990344          0344         XXXXXX0344             199              HARBORVIEW 2006-8 (GW) 8/30/06         $189,028.56
 3001990385          0385         XXXXXX0385             199              HARBORVIEW 2006-8 (GW) 8/30/06         $268,909.07
 3001990393          0393         XXXXXX0393             199              HARBORVIEW 2006-8 (GW) 8/30/06         $276,513.24
 3001990468          0468         XXXXXX0468             199              HARBORVIEW 2006-8 (GW) 8/30/06         $221,362.75
 3001990492          0492         XXXXXX0492             199              HARBORVIEW 2006-8 (GW) 8/30/06         $334,246.58
 3001990641          0641         XXXXXX0641             199              HARBORVIEW 2006-8 (GW) 8/30/06          $99,731.18
 3001990666          0666         XXXXXX0666             199              HARBORVIEW 2006-8 (GW) 8/30/06         $293,950.67
 3001990690          0690         XXXXXX0690             199              HARBORVIEW 2006-8 (GW) 8/30/06         $438,464.27
 3001990757          0757         XXXXXX0757             199              HARBORVIEW 2006-8 (GW) 8/30/06         $424,847.67
 3001990765          0765         XXXXXX0765             199              HARBORVIEW 2006-8 (GW) 8/30/06         $467,488.13
 3001990773          0773         XXXXXX0773             199              HARBORVIEW 2006-8 (GW) 8/30/06         $302,578.12
 3001990815          0815         XXXXXX0815             199              HARBORVIEW 2006-8 (GW) 8/30/06         $336,430.98
 3001990823          0823         XXXXXX0823             199              HARBORVIEW 2006-8 (GW) 8/30/06         $377,585.62
 3001990898          0898         XXXXXX0898             199              HARBORVIEW 2006-8 (GW) 8/30/06         $304,262.11
 3001990922          0922         XXXXXX0922             199              HARBORVIEW 2006-8 (GW) 8/30/06         $391,179.06
 3001990930          0930         XXXXXX0930             199              HARBORVIEW 2006-8 (GW) 8/30/06         $366,385.23
 3001990971          0971         XXXXXX0971             199              HARBORVIEW 2006-8 (GW) 8/30/06         $423,323.65
 3001991136          1136         XXXXXX1136             199              HARBORVIEW 2006-8 (GW) 8/30/06         $333,059.65
 3001991276          1276         XXXXXX1276             199              HARBORVIEW 2006-8 (GW) 8/30/06         $130,113.73
 3001991342          1342         XXXXXX1342             199              HARBORVIEW 2006-8 (GW) 8/30/06         $346,702.91
 3001991375          1375         XXXXXX1375             199              HARBORVIEW 2006-8 (GW) 8/30/06         $273,203.85
 3001991383          1383         XXXXXX1383             199              HARBORVIEW 2006-8 (GW) 8/30/06         $303,997.87
 3001991417          1417         XXXXXX1417             199              HARBORVIEW 2006-8 (GW) 8/30/06         $332,877.64
 3001991458          1458         XXXXXX1458             199              HARBORVIEW 2006-8 (GW) 8/30/06         $265,679.76
 3001991508          1508         XXXXXX1508             199              HARBORVIEW 2006-8 (GW) 8/30/06         $421,742.47
 3001991524          1524         XXXXXX1524             199              HARBORVIEW 2006-8 (GW) 8/30/06         $205,454.35
 3001991540          1540         XXXXXX1540             199              HARBORVIEW 2006-8 (GW) 8/30/06         $168,891.90
 3001991631          1631         XXXXXX1631             199              HARBORVIEW 2006-8 (GW) 8/30/06         $274,822.40
 3001991672          1672         XXXXXX1672             199              HARBORVIEW 2006-8 (GW) 8/30/06         $390,773.65
 3001991730          1730         XXXXXX1730             199              HARBORVIEW 2006-8 (GW) 8/30/06         $227,514.21
 3001991888          1888         XXXXXX1888             199              HARBORVIEW 2006-8 (GW) 8/30/06         $218,167.12
 3001991953          1953         XXXXXX1953             199              HARBORVIEW 2006-8 (GW) 8/30/06         $459,291.19
 3001991987          1987         XXXXXX1987             199              HARBORVIEW 2006-8 (GW) 8/30/06         $274,890.07
 3001992027          2027         XXXXXX2027             199              HARBORVIEW 2006-8 (GW) 8/30/06         $143,842.65
 3001992092          2092         XXXXXX2092             199              HARBORVIEW 2006-8 (GW) 8/30/06         $488,988.44
 3001992142          2142         XXXXXX2142             199              HARBORVIEW 2006-8 (GW) 8/30/06         $484,370.10
 3001992159          2159         XXXXXX2159             199              HARBORVIEW 2006-8 (GW) 8/30/06         $179,225.24
 3001992217          2217         XXXXXX2217             199              HARBORVIEW 2006-8 (GW) 8/30/06         $659,560.01
 3001992266          2266         XXXXXX2266             199              HARBORVIEW 2006-8 (GW) 8/30/06         $248,012.17
 3001992282          2282         XXXXXX2282             199              HARBORVIEW 2006-8 (GW) 8/30/06         $623,682.34
 3001992357          2357         XXXXXX2357             199              HARBORVIEW 2006-8 (GW) 8/30/06         $292,913.42
 3001992407          2407         XXXXXX2407             199              HARBORVIEW 2006-8 (GW) 8/30/06         $121,907.74
 3001992456          2456         XXXXXX2456             199              HARBORVIEW 2006-8 (GW) 8/30/06         $286,211.15
 3001992498          2498         XXXXXX2498             199              HARBORVIEW 2006-8 (GW) 8/30/06         $280,885.34
 3001992530          2530         XXXXXX2530             199              HARBORVIEW 2006-8 (GW) 8/30/06         $163,114.23
 3001992597          2597         XXXXXX2597             199              HARBORVIEW 2006-8 (GW) 8/30/06            $0.00
 3001992605          2605         XXXXXX2605             199              HARBORVIEW 2006-8 (GW) 8/30/06         $425,619.79
 3001992654          2654         XXXXXX2654             199              HARBORVIEW 2006-8 (GW) 8/30/06         $372,653.78
 3001992670          2670         XXXXXX2670             199              HARBORVIEW 2006-8 (GW) 8/30/06         $384,129.52
 3001992688          2688         XXXXXX2688             199              HARBORVIEW 2006-8 (GW) 8/30/06         $422,518.30
 3001992845          2845         XXXXXX2845             199              HARBORVIEW 2006-8 (GW) 8/30/06         $294,555.15
 3001992860          2860         XXXXXX2860             199              HARBORVIEW 2006-8 (GW) 8/30/06         $336,666.30
 3001992910          2910         XXXXXX2910             199              HARBORVIEW 2006-8 (GW) 8/30/06         $178,038.26
 3001993009          3009         XXXXXX3009             199              HARBORVIEW 2006-8 (GW) 8/30/06         $231,957.88
 3001993017          3017         XXXXXX3017             199              HARBORVIEW 2006-8 (GW) 8/30/06         $365,538.02
 3001993140          3140         XXXXXX3140             199              HARBORVIEW 2006-8 (GW) 8/30/06         $244,075.20
 3001993173          3173         XXXXXX3173             199              HARBORVIEW 2006-8 (GW) 8/30/06         $371,181.01
 3001993223          3223         XXXXXX3223             199              HARBORVIEW 2006-8 (GW) 8/30/06            $0.00
 3001993272          3272         XXXXXX3272             199              HARBORVIEW 2006-8 (GW) 8/30/06         $298,927.31
 3001993280          3280         XXXXXX3280             199              HARBORVIEW 2006-8 (GW) 8/30/06         $383,157.20
 3001993298          3298         XXXXXX3298             199              HARBORVIEW 2006-8 (GW) 8/30/06         $258,219.19
 3001993371          3371         XXXXXX3371             199              HARBORVIEW 2006-8 (GW) 8/30/06            $0.00
 3001993389          3389         XXXXXX3389             199              HARBORVIEW 2006-8 (GW) 8/30/06         $866,783.49
 3001993421          3421         XXXXXX3421             199              HARBORVIEW 2006-8 (GW) 8/30/06         $503,838.81
 3001993454          3454         XXXXXX3454             199              HARBORVIEW 2006-8 (GW) 8/30/06         $743,553.70
 3001993512          3512         XXXXXX3512             199              HARBORVIEW 2006-8 (GW) 8/30/06         $176,498.14
 3001993520          3520         XXXXXX3520             199              HARBORVIEW 2006-8 (GW) 8/30/06         $305,499.14
 3001993553          3553         XXXXXX3553             199              HARBORVIEW 2006-8 (GW) 8/30/06         $732,703.89
 3001993686          3686         XXXXXX3686             199              HARBORVIEW 2006-8 (GW) 8/30/06         $653,984.39
 3001993710          3710         XXXXXX3710             199              HARBORVIEW 2006-8 (GW) 8/30/06         $560,186.59
 3001993751          3751         XXXXXX3751             199              HARBORVIEW 2006-8 (GW) 8/30/06         $490,752.73
 3001993843          3843         XXXXXX3843             199              HARBORVIEW 2006-8 (GW) 8/30/06         $922,979.80
 3001993900          3900         XXXXXX3900             199              HARBORVIEW 2006-8 (GW) 8/30/06         $541,189.04
 3001993926          3926         XXXXXX3926             199              HARBORVIEW 2006-8 (GW) 8/30/06         $680,039.95
 3001993942          3942         XXXXXX3942             199              HARBORVIEW 2006-8 (GW) 8/30/06         $455,563.14
 3001994023          4023         XXXXXX4023             199              HARBORVIEW 2006-8 (GW) 8/30/06         $579,505.00
 3001994098          4098         XXXXXX4098             199              HARBORVIEW 2006-8 (GW) 8/30/06         $361,140.52
 3001994189          4189         XXXXXX4189             199              HARBORVIEW 2006-8 (GW) 8/30/06         $657,485.69
 3001994239          4239         XXXXXX4239             199              HARBORVIEW 2006-8 (GW) 8/30/06         $405,253.46
 3001994361          4361         XXXXXX4361             199              HARBORVIEW 2006-8 (GW) 8/30/06         $173,880.05
 3001994403          4403         XXXXXX4403             199              HARBORVIEW 2006-8 (GW) 8/30/06         $102,842.79
 3001994551          4551         XXXXXX4551             199              HARBORVIEW 2006-8 (GW) 8/30/06         $349,050.72
 3001994569          4569         XXXXXX4569             199              HARBORVIEW 2006-8 (GW) 8/30/06         $382,699.29
 3001994593          4593         XXXXXX4593             199              HARBORVIEW 2006-8 (GW) 8/30/06         $521,486.20
 3001994619          4619         XXXXXX4619             199              HARBORVIEW 2006-8 (GW) 8/30/06         $303,283.20
 3001994635          4635         XXXXXX4635             199              HARBORVIEW 2006-8 (GW) 8/30/06         $520,078.50
 3001994650          4650         XXXXXX4650             199              HARBORVIEW 2006-8 (GW) 8/30/06         $357,964.30
 3001994692          4692         XXXXXX4692             199              HARBORVIEW 2006-8 (GW) 8/30/06         $253,966.69
 3001994759          4759         XXXXXX4759             199              HARBORVIEW 2006-8 (GW) 8/30/06         $355,766.64
 3001994767          4767         XXXXXX4767             199              HARBORVIEW 2006-8 (GW) 8/30/06         $329,503.02
 3001994817          4817         XXXXXX4817             199              HARBORVIEW 2006-8 (GW) 8/30/06         $403,092.71
 3001994924          4924         XXXXXX4924             199              HARBORVIEW 2006-8 (GW) 8/30/06         $511,529.47
 3001995087          5087         XXXXXX5087             199              HARBORVIEW 2006-8 (GW) 8/30/06         $461,503.78
 3001995129          5129         XXXXXX5129             199              HARBORVIEW 2006-8 (GW) 8/30/06         $437,323.61
 3001995145          5145         XXXXXX5145             199              HARBORVIEW 2006-8 (GW) 8/30/06         $672,267.88
 3001995202          5202         XXXXXX5202             199              HARBORVIEW 2006-8 (GW) 8/30/06         $259,695.57
 3001995210          5210         XXXXXX5210             199              HARBORVIEW 2006-8 (GW) 8/30/06        $1,230,137.45
 3001995236          5236         XXXXXX5236             199              HARBORVIEW 2006-8 (GW) 8/30/06         $323,027.71
 3001995301          5301         XXXXXX5301             199              HARBORVIEW 2006-8 (GW) 8/30/06         $153,787.37
 3001995327          5327         XXXXXX5327             199              HARBORVIEW 2006-8 (GW) 8/30/06         $565,948.19
 3001995335          5335         XXXXXX5335             199              HARBORVIEW 2006-8 (GW) 8/30/06         $436,622.87
 3001995350          5350         XXXXXX5350             199              HARBORVIEW 2006-8 (GW) 8/30/06         $185,785.30
 3001995376          5376         XXXXXX5376             199              HARBORVIEW 2006-8 (GW) 8/30/06         $404,231.72
 3001995426          5426         XXXXXX5426             199              HARBORVIEW 2006-8 (GW) 8/30/06         $995,757.60
 3001995442          5442         XXXXXX5442             199              HARBORVIEW 2006-8 (GW) 8/30/06         $343,692.69
 3001995459          5459         XXXXXX5459             199              HARBORVIEW 2006-8 (GW) 8/30/06         $630,521.02
 3001995483          5483         XXXXXX5483             199              HARBORVIEW 2006-8 (GW) 8/30/06         $380,203.06
 3001995533          5533         XXXXXX5533             199              HARBORVIEW 2006-8 (GW) 8/30/06         $635,373.51
 3001995608          5608         XXXXXX5608             199              HARBORVIEW 2006-8 (GW) 8/30/06         $313,865.51
 3001995632          5632         XXXXXX5632             199              HARBORVIEW 2006-8 (GW) 8/30/06         $274,599.60
 3001995673          5673         XXXXXX5673             199              HARBORVIEW 2006-8 (GW) 8/30/06         $274,700.11
 3001995707          5707         XXXXXX5707             199              HARBORVIEW 2006-8 (GW) 8/30/06         $404,755.79
 3001995749          5749         XXXXXX5749             199              HARBORVIEW 2006-8 (GW) 8/30/06         $328,219.09
 3001995822          5822         XXXXXX5822             199              HARBORVIEW 2006-8 (GW) 8/30/06         $288,192.23
 3001995897          5897         XXXXXX5897             199              HARBORVIEW 2006-8 (GW) 8/30/06         $368,716.14
 3001995954          5954         XXXXXX5954             199              HARBORVIEW 2006-8 (GW) 8/30/06         $584,760.01
 3001996002          6002         XXXXXX6002             199              HARBORVIEW 2006-8 (GW) 8/30/06         $290,245.72
 3001996010          6010         XXXXXX6010             199              HARBORVIEW 2006-8 (GW) 8/30/06         $384,992.48
 3001996051          6051         XXXXXX6051             199              HARBORVIEW 2006-8 (GW) 8/30/06         $663,159.42
 3001996069          6069         XXXXXX6069             199              HARBORVIEW 2006-8 (GW) 8/30/06         $278,736.15
 3001996077          6077         XXXXXX6077             199              HARBORVIEW 2006-8 (GW) 8/30/06         $454,697.30
 3001996085          6085         XXXXXX6085             199              HARBORVIEW 2006-8 (GW) 8/30/06         $395,212.25
 3001996218          6218         XXXXXX6218             199              HARBORVIEW 2006-8 (GW) 8/30/06         $515,555.54
 3001996275          6275         XXXXXX6275             199              HARBORVIEW 2006-8 (GW) 8/30/06         $538,437.20
 3001996317          6317         XXXXXX6317             199              HARBORVIEW 2006-8 (GW) 8/30/06         $323,206.07
 3001996333          6333         XXXXXX6333             199              HARBORVIEW 2006-8 (GW) 8/30/06         $276,448.44
 3001996390          6390         XXXXXX6390             199              HARBORVIEW 2006-8 (GW) 8/30/06         $146,998.41
 3001996416          6416         XXXXXX6416             199              HARBORVIEW 2006-8 (GW) 8/30/06         $280,760.80
 3001996473          6473         XXXXXX6473             199              HARBORVIEW 2006-8 (GW) 8/30/06         $494,466.48
 3001996531          6531         XXXXXX6531             199              HARBORVIEW 2006-8 (GW) 8/30/06         $402,022.01
 3001996549          6549         XXXXXX6549             199              HARBORVIEW 2006-8 (GW) 8/30/06         $496,108.69
 3001996556          6556         XXXXXX6556             199              HARBORVIEW 2006-8 (GW) 8/30/06            $0.00
 3001996598          6598         XXXXXX6598             199              HARBORVIEW 2006-8 (GW) 8/30/06         $658,792.19
 1002031357          1357         XXXXXX1357             661                  INABS 2006-B 03/14/06               $98,556.19
 1002501557          1557         XXXXXX1557             661                  INABS 2006-B 03/14/06              $159,984.57
 1004313142          3142         XXXXXX3142             661                  INABS 2006-B 03/14/06               $78,596.14
 1004579759          9759         XXXXXX9759             661                  INABS 2006-B 03/14/06                 $0.00
 1004612576          2576         XXXXXX2576             661                  INABS 2006-B 03/14/06              $101,637.17
 1004625297          5297         XXXXXX5297             661                  INABS 2006-B 03/14/06               $96,856.62
 1004682421          2421         XXXXXX2421             661                  INABS 2006-B 03/14/06              $142,118.40
 1004694368          4368         XXXXXX4368             661                  INABS 2006-B 03/14/06              $176,851.57
 1004701353          1353         XXXXXX1353             661                  INABS 2006-B 03/14/06              $129,803.44
 1004740245          0245         XXXXXX0245             661                  INABS 2006-B 03/14/06               $73,414.43
 1004793079          3079         XXXXXX3079             661                  INABS 2006-B 03/14/06               $49,703.29
 1004916431          6431         XXXXXX6431             661                  INABS 2006-B 03/14/06              $286,629.39
 1004988638          8638         XXXXXX8638             661                  INABS 2006-B 03/14/06              $141,544.99
 1004998447          8447         XXXXXX8447             661                  INABS 2006-B 03/14/06              $182,701.45
 1005054620          4620         XXXXXX4620             661                  INABS 2006-B 03/14/06               $71,200.00
 1005093123          3123         XXXXXX3123             661                  INABS 2006-B 03/14/06                 $0.00
 1005144389          4389         XXXXXX4389             661                  INABS 2006-B 03/14/06              $140,075.66
 1005180235          0235         XXXXXX0235             661                  INABS 2006-B 03/14/06              $250,820.03
 1005198773          8773         XXXXXX8773             661                  INABS 2006-B 03/14/06              $152,229.23
 1005223142          3142         XXXXXX3142             661                  INABS 2006-B 03/14/06                 $0.00
 1005265325          5325         XXXXXX5325             661                  INABS 2006-B 03/14/06               $90,723.38
 1005277965          7965         XXXXXX7965             661                  INABS 2006-B 03/14/06                 $0.00
 1005286412          6412         XXXXXX6412             661                  INABS 2006-B 03/14/06                 $0.00
 1005330418          0418         XXXXXX0418             661                  INABS 2006-B 03/14/06              $114,275.75
 1005330756          0756         XXXXXX0756             661                  INABS 2006-B 03/14/06              $207,978.14
 1005352362          2362         XXXXXX2362             661                  INABS 2006-B 03/14/06               $95,043.35
 1005375264          5264         XXXXXX5264             661                  INABS 2006-B 03/14/06               $69,424.83
 1005408164          8164         XXXXXX8164             661                  INABS 2006-B 03/14/06              $265,619.15
 1005678642          8642         XXXXXX8642             661                  INABS 2006-B 03/14/06              $169,600.00
 1005696461          6461         XXXXXX6461             661                  INABS 2006-B 03/14/06              $237,500.00
 1005958580          8580         XXXXXX8580             661                  INABS 2006-B 03/14/06               $45,187.33
 1006083248          3248         XXXXXX3248             661                  INABS 2006-B 03/14/06              $336,331.10
 1006085243          5243         XXXXXX5243             661                  INABS 2006-B 03/14/06              $106,962.90
 1006085656          5656         XXXXXX5656             661                  INABS 2006-B 03/14/06              $110,026.74
 1006085896          5896         XXXXXX5896             661                  INABS 2006-B 03/14/06              $157,628.25
 1006088296          8296         XXXXXX8296             661                  INABS 2006-B 03/14/06              $205,783.60
 1006138844          8844         XXXXXX8844             661                  INABS 2006-B 03/14/06               $83,811.32
 1006139578          9578         XXXXXX9578             661                  INABS 2006-B 03/14/06               $91,595.81
 1006139701          9701         XXXXXX9701             661                  INABS 2006-B 03/14/06              $230,286.07
 1006139867          9867         XXXXXX9867             661                  INABS 2006-B 03/14/06              $145,058.94
 1006140030          0030         XXXXXX0030             661                  INABS 2006-B 03/14/06              $113,093.42
 1006141459          1459         XXXXXX1459             661                  INABS 2006-B 03/14/06              $196,543.43
 1006142275          2275         XXXXXX2275             661                  INABS 2006-B 03/14/06              $236,604.68
 1006229361          9361         XXXXXX9361             661                  INABS 2006-B 03/14/06                 $0.00
 1006288805          8805         XXXXXX8805             661                  INABS 2006-B 03/14/06              $224,826.41
 1006318362          8362         XXXXXX8362             661                  INABS 2006-B 03/14/06               $31,865.33
 1006333932          3932         XXXXXX3932             661                  INABS 2006-B 03/14/06              $149,254.71
 1006374241          4241         XXXXXX4241             661                  INABS 2006-B 03/14/06               $64,149.47
 1006381212          1212         XXXXXX1212             661                  INABS 2006-B 03/14/06                 $0.00
 1006384562          4562         XXXXXX4562             661                  INABS 2006-B 03/14/06              $396,000.00
 1006415275          5275         XXXXXX5275             661                  INABS 2006-B 03/14/06              $106,214.50
 1006450108          0108         XXXXXX0108             661                  INABS 2006-B 03/14/06              $212,869.05
 1006468266          8266         XXXXXX8266             661                  INABS 2006-B 03/14/06              $361,694.48
 1006477325          7325         XXXXXX7325             661                  INABS 2006-B 03/14/06              $273,400.00
 1006501892          1892         XXXXXX1892             661                  INABS 2006-B 03/14/06               $96,742.57
 1006533945          3945         XXXXXX3945             661                  INABS 2006-B 03/14/06              $107,589.45
 1006534786          4786         XXXXXX4786             661                  INABS 2006-B 03/14/06               $83,634.87
 1006551038          1038         XXXXXX1038             661                  INABS 2006-B 03/14/06              $264,000.00
 1006561904          1904         XXXXXX1904             661                  INABS 2006-B 03/14/06              $283,362.97
 1006585838          5838         XXXXXX5838             661                  INABS 2006-B 03/14/06              $236,417.79
 1006586141          6141         XXXXXX6141             661                  INABS 2006-B 03/14/06              $240,000.00
 1006599110          9110         XXXXXX9110             661                  INABS 2006-B 03/14/06              $440,000.00
 1006605958          5958         XXXXXX5958             661                  INABS 2006-B 03/14/06               $98,771.36
 1006711509          1509         XXXXXX1509             661                  INABS 2006-B 03/14/06               $97,967.84
 1006729196          9196         XXXXXX9196             661                  INABS 2006-B 03/14/06                 $0.00
 1006748451          8451         XXXXXX8451             661                  INABS 2006-B 03/14/06              $111,068.46
 1006761819          1819         XXXXXX1819             661                  INABS 2006-B 03/14/06              $160,439.90
 1006815771          5771         XXXXXX5771             661                  INABS 2006-B 03/14/06              $207,323.98
 1006834335          4335         XXXXXX4335             661                  INABS 2006-B 03/14/06              $125,588.94
 1006842197          2197         XXXXXX2197             661                  INABS 2006-B 03/14/06               $97,985.03
 1006848731          8731         XXXXXX8731             661                  INABS 2006-B 03/14/06              $239,950.00
 1006861197          1197         XXXXXX1197             661                  INABS 2006-B 03/14/06               $75,669.01
 1006861841          1841         XXXXXX1841             661                  INABS 2006-B 03/14/06               $38,946.63
 1006862013          2013         XXXXXX2013             661                  INABS 2006-B 03/14/06               $43,584.98
 1006862047          2047         XXXXXX2047             661                  INABS 2006-B 03/14/06               $43,583.05
 1006869166          9166         XXXXXX9166             661                  INABS 2006-B 03/14/06              $191,083.81
 1006869257          9257         XXXXXX9257             661                  INABS 2006-B 03/14/06              $334,269.37
 1006887663          7663         XXXXXX7663             661                  INABS 2006-B 03/14/06               $63,600.00
 1006888836          8836         XXXXXX8836             661                  INABS 2006-B 03/14/06              $208,000.00
 1006889222          9222         XXXXXX9222             661                  INABS 2006-B 03/14/06              $239,099.12
 1006891780          1780         XXXXXX1780             661                  INABS 2006-B 03/14/06              $133,500.69
 1006892036          2036         XXXXXX2036             661                  INABS 2006-B 03/14/06              $196,646.07
 1006896789          6789         XXXXXX6789             661                  INABS 2006-B 03/14/06              $205,143.28
 1006896813          6813         XXXXXX6813             661                  INABS 2006-B 03/14/06              $211,351.48
 1006897167          7167         XXXXXX7167             661                  INABS 2006-B 03/14/06              $170,750.14
 1006898967          8967         XXXXXX8967             661                  INABS 2006-B 03/14/06              $347,247.35
 1006899775          9775         XXXXXX9775             661                  INABS 2006-B 03/14/06              $255,129.19
 1006899890          9890         XXXXXX9890             661                  INABS 2006-B 03/14/06              $106,812.80
 1006904369          4369         XXXXXX4369             661                  INABS 2006-B 03/14/06              $191,832.17
 1006904633          4633         XXXXXX4633             661                  INABS 2006-B 03/14/06              $446,285.36
 1006905465          5465         XXXXXX5465             661                  INABS 2006-B 03/14/06              $273,107.10
 1006905788          5788         XXXXXX5788             661                  INABS 2006-B 03/14/06              $241,994.47
 1006906539          6539         XXXXXX6539             661                  INABS 2006-B 03/14/06              $267,152.07
 1006906836          6836         XXXXXX6836             661                  INABS 2006-B 03/14/06              $243,133.95
 1006907032          7032         XXXXXX7032             661                  INABS 2006-B 03/14/06               $50,023.11
 1006910077          0077         XXXXXX0077             661                  INABS 2006-B 03/14/06              $215,384.78
 1006910093          0093         XXXXXX0093             661                  INABS 2006-B 03/14/06              $271,992.71
 1006910192          0192         XXXXXX0192             661                  INABS 2006-B 03/14/06              $250,124.11
 1006910291          0291         XXXXXX0291             661                  INABS 2006-B 03/14/06              $212,166.67
 1006910671          0671         XXXXXX0671             661                  INABS 2006-B 03/14/06              $189,256.99
 1006910978          0978         XXXXXX0978             661                  INABS 2006-B 03/14/06              $392,401.87
 1006911059          1059         XXXXXX1059             661                  INABS 2006-B 03/14/06              $327,035.60
 1006911075          1075         XXXXXX1075             661                  INABS 2006-B 03/14/06              $164,500.00
 1006911422          1422         XXXXXX1422             661                  INABS 2006-B 03/14/06               $35,371.39
 1006911620          1620         XXXXXX1620             661                  INABS 2006-B 03/14/06              $128,000.00
 1006911646          1646         XXXXXX1646             661                  INABS 2006-B 03/14/06              $293,627.12
 1006911695          1695         XXXXXX1695             661                  INABS 2006-B 03/14/06              $200,098.28
 1006911703          1703         XXXXXX1703             661                  INABS 2006-B 03/14/06              $323,124.08
 1006911786          1786         XXXXXX1786             661                  INABS 2006-B 03/14/06              $159,728.17
 1006911992          1992         XXXXXX1992             661                  INABS 2006-B 03/14/06              $173,297.02
 1006912214          2214         XXXXXX2214             661                  INABS 2006-B 03/14/06              $151,632.08
 1006912586          2586         XXXXXX2586             661                  INABS 2006-B 03/14/06                 $0.00
 1006912602          2602         XXXXXX2602             661                  INABS 2006-B 03/14/06              $190,202.83
 1006913204          3204         XXXXXX3204             661                  INABS 2006-B 03/14/06               $49,777.42
 1006913733          3733         XXXXXX3733             661                  INABS 2006-B 03/14/06               $74,464.68
 1006915142          5142         XXXXXX5142             661                  INABS 2006-B 03/14/06              $124,641.24
 1006915308          5308         XXXXXX5308             661                  INABS 2006-B 03/14/06               $95,292.62
 1006915324          5324         XXXXXX5324             661                  INABS 2006-B 03/14/06              $179,512.95
 1006915852          5852         XXXXXX5852             661                  INABS 2006-B 03/14/06              $148,800.00
 1006917130          7130         XXXXXX7130             661                  INABS 2006-B 03/14/06              $130,719.24
 1006917544          7544         XXXXXX7544             661                  INABS 2006-B 03/14/06              $137,877.08
 1006917718          7718         XXXXXX7718             661                  INABS 2006-B 03/14/06              $153,000.00
 1006918336          8336         XXXXXX8336             661                  INABS 2006-B 03/14/06              $373,772.33
 1006919219          9219         XXXXXX9219             661                  INABS 2006-B 03/14/06              $328,711.55
 1006919557          9557         XXXXXX9557             661                  INABS 2006-B 03/14/06               $38,005.25
 1006919565          9565         XXXXXX9565             661                  INABS 2006-B 03/14/06               $33,553.07
 1006919656          9656         XXXXXX9656             661                  INABS 2006-B 03/14/06                 $0.00
 1006920415          0415         XXXXXX0415             661                  INABS 2006-B 03/14/06              $178,332.56
 1006920902          0902         XXXXXX0902             661                  INABS 2006-B 03/14/06               $90,072.86
 1006921041          1041         XXXXXX1041             661                  INABS 2006-B 03/14/06              $206,400.00
 1006921199          1199         XXXXXX1199             661                  INABS 2006-B 03/14/06              $357,000.00
 1006921256          1256         XXXXXX1256             661                  INABS 2006-B 03/14/06              $354,412.47
 1006921694          1694         XXXXXX1694             661                  INABS 2006-B 03/14/06              $175,445.57
 1006921843          1843         XXXXXX1843             661                  INABS 2006-B 03/14/06              $114,876.99
 1006921959          1959         XXXXXX1959             661                  INABS 2006-B 03/14/06              $264,158.08
 1006922049          2049         XXXXXX2049             661                  INABS 2006-B 03/14/06              $188,439.31
 1006922080          2080         XXXXXX2080             661                  INABS 2006-B 03/14/06               $79,460.43
 1006922304          2304         XXXXXX2304             661                  INABS 2006-B 03/14/06              $217,106.96
 1006922353          2353         XXXXXX2353             661                  INABS 2006-B 03/14/06              $296,086.36
 1006922908          2908         XXXXXX2908             661                  INABS 2006-B 03/14/06              $230,866.70
 1006922916          2916         XXXXXX2916             661                  INABS 2006-B 03/14/06              $232,169.33
 1006923120          3120         XXXXXX3120             661                  INABS 2006-B 03/14/06              $258,541.56
 1006923922          3922         XXXXXX3922             661                  INABS 2006-B 03/14/06              $187,427.03
 1006924326          4326         XXXXXX4326             661                  INABS 2006-B 03/14/06              $203,353.42
 1006924417          4417         XXXXXX4417             661                  INABS 2006-B 03/14/06              $499,959.66
 1006924441          4441         XXXXXX4441             661                  INABS 2006-B 03/14/06              $270,800.00
 1006924771          4771         XXXXXX4771             661                  INABS 2006-B 03/14/06               $75,860.91
 1006924888          4888         XXXXXX4888             661                  INABS 2006-B 03/14/06              $138,545.18
 1006925000          5000         XXXXXX5000             661                  INABS 2006-B 03/14/06              $216,174.44
 1006925323          5323         XXXXXX5323             661                  INABS 2006-B 03/14/06              $323,606.92
 1006925380          5380         XXXXXX5380             661                  INABS 2006-B 03/14/06              $179,816.74
 1006926420          6420         XXXXXX6420             661                  INABS 2006-B 03/14/06              $397,341.62
 1006926743          6743         XXXXXX6743             661                  INABS 2006-B 03/14/06              $337,649.00
 1006927311          7311         XXXXXX7311             661                  INABS 2006-B 03/14/06              $182,560.58
 1006927352          7352         XXXXXX7352             661                  INABS 2006-B 03/14/06              $233,311.40
 1006927725          7725         XXXXXX7725             661                  INABS 2006-B 03/14/06              $119,434.16
 1006929176          9176         XXXXXX9176             661                  INABS 2006-B 03/14/06              $256,000.00
 1006929408          9408         XXXXXX9408             661                  INABS 2006-B 03/14/06              $456,000.00
 1006930836          0836         XXXXXX0836             661                  INABS 2006-B 03/14/06              $107,001.91
 1006930984          0984         XXXXXX0984             661                  INABS 2006-B 03/14/06               $84,577.78
 1006931214          1214         XXXXXX1214             661                  INABS 2006-B 03/14/06              $310,400.00
 1006931651          1651         XXXXXX1651             661                  INABS 2006-B 03/14/06              $218,827.03
 1006931735          1735         XXXXXX1735             661                  INABS 2006-B 03/14/06               $63,443.61
 1006932188          2188         XXXXXX2188             661                  INABS 2006-B 03/14/06              $305,813.36
 1006932485          2485         XXXXXX2485             661                  INABS 2006-B 03/14/06              $274,861.89
 1006933293          3293         XXXXXX3293             661                  INABS 2006-B 03/14/06              $223,971.83
 1006933376          3376         XXXXXX3376             661                  INABS 2006-B 03/14/06              $406,754.83
 1006934002          4002         XXXXXX4002             661                  INABS 2006-B 03/14/06              $167,423.37
 1006934598          4598         XXXXXX4598             661                  INABS 2006-B 03/14/06              $217,003.83
 1006935637          5637         XXXXXX5637             661                  INABS 2006-B 03/14/06               $82,366.85
 1006935702          5702         XXXXXX5702             661                  INABS 2006-B 03/14/06              $207,614.45
 1006936205          6205         XXXXXX6205             661                  INABS 2006-B 03/14/06              $143,123.37
 1006936361          6361         XXXXXX6361             661                  INABS 2006-B 03/14/06               $82,082.86
 1006936445          6445         XXXXXX6445             661                  INABS 2006-B 03/14/06               $53,546.82
 1006936452          6452         XXXXXX6452             661                  INABS 2006-B 03/14/06              $225,600.00
 1006937179          7179         XXXXXX7179             661                  INABS 2006-B 03/14/06              $329,006.60
 1006937526          7526         XXXXXX7526             661                  INABS 2006-B 03/14/06               $55,742.68
 1006938532          8532         XXXXXX8532             661                  INABS 2006-B 03/14/06              $150,446.60
 1006939233          9233         XXXXXX9233             661                  INABS 2006-B 03/14/06              $231,348.32
 1006939274          9274         XXXXXX9274             661                  INABS 2006-B 03/14/06              $199,199.33
 1006939373          9373         XXXXXX9373             661                  INABS 2006-B 03/14/06              $386,155.63
 1006939514          9514         XXXXXX9514             661                  INABS 2006-B 03/14/06              $152,248.25
 1006939670          9670         XXXXXX9670             661                  INABS 2006-B 03/14/06               $59,769.60
 1006939886          9886         XXXXXX9886             661                  INABS 2006-B 03/14/06               $99,217.65
 1006940603          0603         XXXXXX0603             661                  INABS 2006-B 03/14/06                 $0.00
 1006940967          0967         XXXXXX0967             661                  INABS 2006-B 03/14/06              $207,659.40
 1006941312          1312         XXXXXX1312             661                  INABS 2006-B 03/14/06              $209,000.00
 1006941411          1411         XXXXXX1411             661                  INABS 2006-B 03/14/06              $249,188.35
 1006943409          3409         XXXXXX3409             661                  INABS 2006-B 03/14/06              $235,750.92
 1006943474          3474         XXXXXX3474             661                  INABS 2006-B 03/14/06               $85,083.83
 1006943920          3920         XXXXXX3920             661                  INABS 2006-B 03/14/06              $210,381.72
 1006944134          4134         XXXXXX4134             661                  INABS 2006-B 03/14/06                 $0.00
 1006944274          4274         XXXXXX4274             661                  INABS 2006-B 03/14/06              $134,319.96
 1006944399          4399         XXXXXX4399             661                  INABS 2006-B 03/14/06               $54,143.50
 1006944704          4704         XXXXXX4704             661                  INABS 2006-B 03/14/06              $744,637.05
 1006944845          4845         XXXXXX4845             661                  INABS 2006-B 03/14/06                 $0.00
 1006945008          5008         XXXXXX5008             661                  INABS 2006-B 03/14/06               $99,346.87
 1006945156          5156         XXXXXX5156             661                  INABS 2006-B 03/14/06              $176,475.97
 1006945271          5271         XXXXXX5271             661                  INABS 2006-B 03/14/06               $75,470.61
 1006945362          5362         XXXXXX5362             661                  INABS 2006-B 03/14/06              $458,780.11
 1006945719          5719         XXXXXX5719             661                  INABS 2006-B 03/14/06               $83,500.53
 1006945735          5735         XXXXXX5735             661                  INABS 2006-B 03/14/06              $198,780.29
 1006946576          6576         XXXXXX6576             661                  INABS 2006-B 03/14/06              $143,432.42
 1006946634          6634         XXXXXX6634             661                  INABS 2006-B 03/14/06               $83,742.07
 1006946717          6717         XXXXXX6717             661                  INABS 2006-B 03/14/06              $346,609.86
 1006946873          6873         XXXXXX6873             661                  INABS 2006-B 03/14/06                 $0.00
 1006946980          6980         XXXXXX6980             661                  INABS 2006-B 03/14/06              $279,243.31
 1006947160          7160         XXXXXX7160             661                  INABS 2006-B 03/14/06               $57,245.38
 1006947244          7244         XXXXXX7244             661                  INABS 2006-B 03/14/06              $158,920.85
 1006947939          7939         XXXXXX7939             661                  INABS 2006-B 03/14/06              $219,911.57
 1006947947          7947         XXXXXX7947             661                  INABS 2006-B 03/14/06              $151,993.60
 1006948044          8044         XXXXXX8044             661                  INABS 2006-B 03/14/06              $166,032.91
 1006948168          8168         XXXXXX8168             661                  INABS 2006-B 03/14/06              $305,059.81
 1006948747          8747         XXXXXX8747             661                  INABS 2006-B 03/14/06              $206,212.12
 1006948762          8762         XXXXXX8762             661                  INABS 2006-B 03/14/06              $231,000.00
 1006948929          8929         XXXXXX8929             661                  INABS 2006-B 03/14/06              $173,759.47
 1006949240          9240         XXXXXX9240             661                  INABS 2006-B 03/14/06               $66,711.67
 1006950800          0800         XXXXXX0800             661                  INABS 2006-B 03/14/06              $262,884.08
 1006950941          0941         XXXXXX0941             661                  INABS 2006-B 03/14/06               $48,805.11
 1006951931          1931         XXXXXX1931             661                  INABS 2006-B 03/14/06              $209,552.32
 1006952442          2442         XXXXXX2442             661                  INABS 2006-B 03/14/06              $387,369.70
 1006952558          2558         XXXXXX2558             661                  INABS 2006-B 03/14/06              $281,640.84
 1006952574          2574         XXXXXX2574             661                  INABS 2006-B 03/14/06               $68,479.28
 1006952806          2806         XXXXXX2806             661                  INABS 2006-B 03/14/06              $309,600.00
 1006953002          3002         XXXXXX3002             661                  INABS 2006-B 03/14/06              $139,474.48
 1006953101          3101         XXXXXX3101             661                  INABS 2006-B 03/14/06               $89,575.67
 1006953168          3168         XXXXXX3168             661                  INABS 2006-B 03/14/06              $216,336.14
 1006953697          3697         XXXXXX3697             661                  INABS 2006-B 03/14/06              $375,752.43
 1006953994          3994         XXXXXX3994             661                  INABS 2006-B 03/14/06              $336,610.60
 1006954729          4729         XXXXXX4729             661                  INABS 2006-B 03/14/06              $234,684.90
 1006954950          4950         XXXXXX4950             661                  INABS 2006-B 03/14/06              $243,997.74
 1006955015          5015         XXXXXX5015             661                  INABS 2006-B 03/14/06              $167,223.37
 1006955353          5353         XXXXXX5353             661                  INABS 2006-B 03/14/06              $198,953.74
 1006955783          5783         XXXXXX5783             661                  INABS 2006-B 03/14/06              $107,742.25
 1006955932          5932         XXXXXX5932             661                  INABS 2006-B 03/14/06              $126,896.48
 1006956021          6021         XXXXXX6021             661                  INABS 2006-B 03/14/06                 $0.00
 1006956146          6146         XXXXXX6146             661                  INABS 2006-B 03/14/06              $190,284.17
 1006956203          6203         XXXXXX6203             661                  INABS 2006-B 03/14/06              $173,990.42
 1006958001          8001         XXXXXX8001             661                  INABS 2006-B 03/14/06              $368,120.94
 1006959058          9058         XXXXXX9058             661                  INABS 2006-B 03/14/06              $149,485.71
 1006959090          9090         XXXXXX9090             661                  INABS 2006-B 03/14/06              $162,330.16
 1006961070          1070         XXXXXX1070             661                  INABS 2006-B 03/14/06              $165,117.76
 1006961484          1484         XXXXXX1484             661                  INABS 2006-B 03/14/06              $124,000.00
 1006961492          1492         XXXXXX1492             661                  INABS 2006-B 03/14/06                 $0.00
 1006961997          1997         XXXXXX1997             661                  INABS 2006-B 03/14/06              $628,000.00
 1006963431          3431         XXXXXX3431             661                  INABS 2006-B 03/14/06              $397,302.12
 1006963506          3506         XXXXXX3506             661                  INABS 2006-B 03/14/06              $278,228.86
 1006963555          3555         XXXXXX3555             661                  INABS 2006-B 03/14/06              $193,597.42
 1006963852          3852         XXXXXX3852             661                  INABS 2006-B 03/14/06              $212,000.00
 1006963860          3860         XXXXXX3860             661                  INABS 2006-B 03/14/06                 $0.00
 1006964066          4066         XXXXXX4066             661                  INABS 2006-B 03/14/06              $156,000.00
 1006964546          4546         XXXXXX4546             661                  INABS 2006-B 03/14/06              $109,246.28
 1006964629          4629         XXXXXX4629             661                  INABS 2006-B 03/14/06               $51,708.27
 1006966202          6202         XXXXXX6202             661                  INABS 2006-B 03/14/06              $410,653.18
 1006966301          6301         XXXXXX6301             661                  INABS 2006-B 03/14/06              $151,071.10
 1006966467          6467         XXXXXX6467             661                  INABS 2006-B 03/14/06              $129,455.88
 1006966582          6582         XXXXXX6582             661                  INABS 2006-B 03/14/06                 $0.00
 1006966707          6707         XXXXXX6707             661                  INABS 2006-B 03/14/06              $232,000.00
 1006966962          6962         XXXXXX6962             661                  INABS 2006-B 03/14/06               $22,402.39
 1006967028          7028         XXXXXX7028             661                  INABS 2006-B 03/14/06                 $0.00
 1006967614          7614         XXXXXX7614             661                  INABS 2006-B 03/14/06              $320,000.00
 1006967655          7655         XXXXXX7655             661                  INABS 2006-B 03/14/06              $139,969.42
 1006969289          9289         XXXXXX9289             661                  INABS 2006-B 03/14/06              $129,172.61
 1006971152          1152         XXXXXX1152             661                  INABS 2006-B 03/14/06               $98,684.41
 1006971194          1194         XXXXXX1194             661                  INABS 2006-B 03/14/06              $384,144.38
 1006971731          1731         XXXXXX1731             661                  INABS 2006-B 03/14/06              $168,986.58
 1006972135          2135         XXXXXX2135             661                  INABS 2006-B 03/14/06                 $0.00
 1006973885          3885         XXXXXX3885             661                  INABS 2006-B 03/14/06              $188,648.00
 1006973935          3935         XXXXXX3935             661                  INABS 2006-B 03/14/06               $67,072.67
 1006974420          4420         XXXXXX4420             661                  INABS 2006-B 03/14/06              $253,457.42
 1006974537          4537         XXXXXX4537             661                  INABS 2006-B 03/14/06               $33,449.67
 1006974701          4701         XXXXXX4701             661                  INABS 2006-B 03/14/06              $173,498.09
 1006974974          4974         XXXXXX4974             661                  INABS 2006-B 03/14/06              $174,011.18
 1006975344          5344         XXXXXX5344             661                  INABS 2006-B 03/14/06              $160,236.63
 1006976003          6003         XXXXXX6003             661                  INABS 2006-B 03/14/06              $493,300.57
 1006976219          6219         XXXXXX6219             661                  INABS 2006-B 03/14/06              $179,835.77
 1006976250          6250         XXXXXX6250             661                  INABS 2006-B 03/14/06              $115,204.33
 1006976557          6557         XXXXXX6557             661                  INABS 2006-B 03/14/06              $127,143.66
 1006976573          6573         XXXXXX6573             661                  INABS 2006-B 03/14/06              $156,825.81
 1006976797          6797         XXXXXX6797             661                  INABS 2006-B 03/14/06              $394,172.23
 1006976912          6912         XXXXXX6912             661                  INABS 2006-B 03/14/06               $63,518.40
 1006977266          7266         XXXXXX7266             661                  INABS 2006-B 03/14/06              $125,023.55
 1006977738          7738         XXXXXX7738             661                  INABS 2006-B 03/14/06              $310,322.60
 1006978058          8058         XXXXXX8058             661                  INABS 2006-B 03/14/06              $107,999.25
 1006978884          8884         XXXXXX8884             661                  INABS 2006-B 03/14/06              $198,452.63
 1006979098          9098         XXXXXX9098             661                  INABS 2006-B 03/14/06              $127,379.72
 1006979320          9320         XXXXXX9320             661                  INABS 2006-B 03/14/06               $64,661.42
 1006979601          9601         XXXXXX9601             661                  INABS 2006-B 03/14/06              $100,158.03
 1006980492          0492         XXXXXX0492             661                  INABS 2006-B 03/14/06                 $0.00
 1006980989          0989         XXXXXX0989             661                  INABS 2006-B 03/14/06              $308,034.35
 1006981268          1268         XXXXXX1268             661                  INABS 2006-B 03/14/06              $210,398.58
 1006981441          1441         XXXXXX1441             661                  INABS 2006-B 03/14/06                 $0.00
 1006981516          1516         XXXXXX1516             661                  INABS 2006-B 03/14/06              $299,999.50
 1006981607          1607         XXXXXX1607             661                  INABS 2006-B 03/14/06              $337,967.95
 1006981623          1623         XXXXXX1623             661                  INABS 2006-B 03/14/06              $247,950.00
 1006981854          1854         XXXXXX1854             661                  INABS 2006-B 03/14/06              $149,274.05
 1006982381          2381         XXXXXX2381             661                  INABS 2006-B 03/14/06              $187,498.09
 1006982431          2431         XXXXXX2431             661                  INABS 2006-B 03/14/06              $277,822.89
 1006982928          2928         XXXXXX2928             661                  INABS 2006-B 03/14/06              $146,080.27
 1006983512          3512         XXXXXX3512             661                  INABS 2006-B 03/14/06              $232,800.00
 1006983744          3744         XXXXXX3744             661                  INABS 2006-B 03/14/06              $161,827.51
 1006984262          4262         XXXXXX4262             661                  INABS 2006-B 03/14/06              $121,353.14
 1006985103          5103         XXXXXX5103             661                  INABS 2006-B 03/14/06              $156,506.03
 1006985244          5244         XXXXXX5244             661                  INABS 2006-B 03/14/06               $81,232.12
 1006985384          5384         XXXXXX5384             661                  INABS 2006-B 03/14/06              $226,004.43
 1006985756          5756         XXXXXX5756             661                  INABS 2006-B 03/14/06                 $0.00
 1006985772          5772         XXXXXX5772             661                  INABS 2006-B 03/14/06               $52,960.03
 1006986242          6242         XXXXXX6242             661                  INABS 2006-B 03/14/06              $194,872.50
 1006986358          6358         XXXXXX6358             661                  INABS 2006-B 03/14/06              $268,000.00
 1006986549          6549         XXXXXX6549             661                  INABS 2006-B 03/14/06              $135,170.62
 1006987208          7208         XXXXXX7208             661                  INABS 2006-B 03/14/06              $356,847.44
 1006987893          7893         XXXXXX7893             661                  INABS 2006-B 03/14/06              $358,080.62
 1006987935          7935         XXXXXX7935             661                  INABS 2006-B 03/14/06              $315,900.00
 1006988289          8289         XXXXXX8289             661                  INABS 2006-B 03/14/06              $123,718.66
 1006988586          8586         XXXXXX8586             661                  INABS 2006-B 03/14/06              $103,900.27
 1006988909          8909         XXXXXX8909             661                  INABS 2006-B 03/14/06              $147,097.38
 1006989006          9006         XXXXXX9006             661                  INABS 2006-B 03/14/06              $103,803.29
 1006989105          9105         XXXXXX9105             661                  INABS 2006-B 03/14/06              $134,161.01
 1006989303          9303         XXXXXX9303             661                  INABS 2006-B 03/14/06              $142,165.55
 1006990343          0343         XXXXXX0343             661                  INABS 2006-B 03/14/06              $293,600.00
 1006991598          1598         XXXXXX1598             661                  INABS 2006-B 03/14/06              $161,839.68
 1006991648          1648         XXXXXX1648             661                  INABS 2006-B 03/14/06              $201,016.54
 1006991929          1929         XXXXXX1929             661                  INABS 2006-B 03/14/06              $283,275.94
 1006992182          2182         XXXXXX2182             661                  INABS 2006-B 03/14/06              $130,563.41
 1006992232          2232         XXXXXX2232             661                  INABS 2006-B 03/14/06              $268,616.20
 1006992281          2281         XXXXXX2281             661                  INABS 2006-B 03/14/06               $45,479.81
 1006992307          2307         XXXXXX2307             661                  INABS 2006-B 03/14/06               $72,781.43
 1006992562          2562         XXXXXX2562             661                  INABS 2006-B 03/14/06               $49,781.16
 1006992612          2612         XXXXXX2612             661                  INABS 2006-B 03/14/06              $185,860.17
 1006992992          2992         XXXXXX2992             661                  INABS 2006-B 03/14/06              $256,342.98
 1006993099          3099         XXXXXX3099             661                  INABS 2006-B 03/14/06              $252,801.60
 1006993214          3214         XXXXXX3214             661                  INABS 2006-B 03/14/06              $227,721.82
 1006993396          3396         XXXXXX3396             661                  INABS 2006-B 03/14/06              $197,648.07
 1006993446          3446         XXXXXX3446             661                  INABS 2006-B 03/14/06              $146,224.13
 1006994899          4899         XXXXXX4899             661                  INABS 2006-B 03/14/06              $228,487.38
 1006995177          5177         XXXXXX5177             661                  INABS 2006-B 03/14/06               $68,224.50
 1006995466          5466         XXXXXX5466             661                  INABS 2006-B 03/14/06              $118,658.75
 1006996332          6332         XXXXXX6332             661                  INABS 2006-B 03/14/06               $50,594.70
 1006997207          7207         XXXXXX7207             661                  INABS 2006-B 03/14/06              $144,853.98
 1006997611          7611         XXXXXX7611             661                  INABS 2006-B 03/14/06              $157,927.07
 1006999575          9575         XXXXXX9575             661                  INABS 2006-B 03/14/06              $126,424.26
 1007001058          1058         XXXXXX1058             661                  INABS 2006-B 03/14/06               $76,221.26
 1007002197          2197         XXXXXX2197             661                  INABS 2006-B 03/14/06               $80,506.74
 1007003948          3948         XXXXXX3948             661                  INABS 2006-B 03/14/06              $112,445.52
 1007007014          7014         XXXXXX7014             661                  INABS 2006-B 03/14/06              $208,350.00
 1007007667          7667         XXXXXX7667             661                  INABS 2006-B 03/14/06              $445,333.89
 1007008293          8293         XXXXXX8293             661                  INABS 2006-B 03/14/06              $185,428.62
 1007008327          8327         XXXXXX8327             661                  INABS 2006-B 03/14/06              $139,084.42
 1007008418          8418         XXXXXX8418             661                  INABS 2006-B 03/14/06              $153,524.00
 1007009499          9499         XXXXXX9499             661                  INABS 2006-B 03/14/06               $49,932.40
 1007009572          9572         XXXXXX9572             661                  INABS 2006-B 03/14/06              $183,688.57
 1007009648          9648         XXXXXX9648             661                  INABS 2006-B 03/14/06              $212,968.27
 1007009812          9812         XXXXXX9812             661                  INABS 2006-B 03/14/06              $110,507.24
 1007011529          1529         XXXXXX1529             661                  INABS 2006-B 03/14/06              $230,400.00
 1007012121          2121         XXXXXX2121             661                  INABS 2006-B 03/14/06              $213,950.89
 1007012212          2212         XXXXXX2212             661                  INABS 2006-B 03/14/06              $252,458.01
 1007012535          2535         XXXXXX2535             661                  INABS 2006-B 03/14/06              $368,000.00
 1007013012          3012         XXXXXX3012             661                  INABS 2006-B 03/14/06                 $0.00
 1007013095          3095         XXXXXX3095             661                  INABS 2006-B 03/14/06               $44,001.58
 1007013251          3251         XXXXXX3251             661                  INABS 2006-B 03/14/06               $63,138.18
 1007013343          3343         XXXXXX3343             661                  INABS 2006-B 03/14/06              $293,059.15
 1007015744          5744         XXXXXX5744             661                  INABS 2006-B 03/14/06              $216,636.45
 1007016155          6155         XXXXXX6155             661                  INABS 2006-B 03/14/06              $108,000.00
 1007016510          6510         XXXXXX6510             661                  INABS 2006-B 03/14/06              $345,964.25
 1007017856          7856         XXXXXX7856             661                  INABS 2006-B 03/14/06              $274,834.46
 1007017963          7963         XXXXXX7963             661                  INABS 2006-B 03/14/06              $206,290.40
 1007018102          8102         XXXXXX8102             661                  INABS 2006-B 03/14/06              $182,320.00
 1007018276          8276         XXXXXX8276             661                  INABS 2006-B 03/14/06               $51,800.00
 1007018284          8284         XXXXXX8284             661                  INABS 2006-B 03/14/06              $295,188.66
 1007018391          8391         XXXXXX8391             661                  INABS 2006-B 03/14/06              $209,089.24
 1007018573          8573         XXXXXX8573             661                  INABS 2006-B 03/14/06              $141,078.16
 1007019332          9332         XXXXXX9332             661                  INABS 2006-B 03/14/06              $100,000.00
 1007019506          9506         XXXXXX9506             661                  INABS 2006-B 03/14/06              $143,320.76
 1007019530          9530         XXXXXX9530             661                  INABS 2006-B 03/14/06              $288,036.64
 1007019704          9704         XXXXXX9704             661                  INABS 2006-B 03/14/06              $320,000.00
 1007019720          9720         XXXXXX9720             661                  INABS 2006-B 03/14/06              $119,360.21
 1007019811          9811         XXXXXX9811             661                  INABS 2006-B 03/14/06              $188,310.42
 1007019837          9837         XXXXXX9837             661                  INABS 2006-B 03/14/06              $240,000.00
 1007019845          9845         XXXXXX9845             661                  INABS 2006-B 03/14/06              $107,290.99
 1007019852          9852         XXXXXX9852             661                  INABS 2006-B 03/14/06              $127,500.00
 1007020025          0025         XXXXXX0025             661                  INABS 2006-B 03/14/06              $319,033.67
 1007020132          0132         XXXXXX0132             661                  INABS 2006-B 03/14/06              $236,847.20
 1007020454          0454         XXXXXX0454             661                  INABS 2006-B 03/14/06              $181,047.40
 1007020611          0611         XXXXXX0611             661                  INABS 2006-B 03/14/06              $248,137.99
 1007020694          0694         XXXXXX0694             661                  INABS 2006-B 03/14/06              $239,156.30
 1007020892          0892         XXXXXX0892             661                  INABS 2006-B 03/14/06              $101,620.93
 1007020900          0900         XXXXXX0900             661                  INABS 2006-B 03/14/06              $362,104.71
 1007020926          0926         XXXXXX0926             661                  INABS 2006-B 03/14/06              $260,249.91
 1007022435          2435         XXXXXX2435             661                  INABS 2006-B 03/14/06              $117,184.09
 1007022476          2476         XXXXXX2476             661                  INABS 2006-B 03/14/06              $373,370.33
 1007022849          2849         XXXXXX2849             661                  INABS 2006-B 03/14/06               $39,050.12
 1007023318          3318         XXXXXX3318             661                  INABS 2006-B 03/14/06              $134,155.54
 1007024720          4720         XXXXXX4720             661                  INABS 2006-B 03/14/06              $201,323.94
 1007024902          4902         XXXXXX4902             661                  INABS 2006-B 03/14/06              $124,736.74
 1007025198          5198         XXXXXX5198             661                  INABS 2006-B 03/14/06              $103,360.00
 1007025792          5792         XXXXXX5792             661                  INABS 2006-B 03/14/06              $178,557.01
 1007025909          5909         XXXXXX5909             661                  INABS 2006-B 03/14/06              $532,065.94
 1007027160          7160         XXXXXX7160             661                  INABS 2006-B 03/14/06              $189,297.02
 1007030099          0099         XXXXXX0099             661                  INABS 2006-B 03/14/06              $136,648.53
 1007030743          0743         XXXXXX0743             661                  INABS 2006-B 03/14/06                 $0.00
 1007031006          1006         XXXXXX1006             661                  INABS 2006-B 03/14/06              $154,866.43
 1007031428          1428         XXXXXX1428             661                  INABS 2006-B 03/14/06              $519,232.41
 1007031550          1550         XXXXXX1550             661                  INABS 2006-B 03/14/06              $203,306.11
 1007031774          1774         XXXXXX1774             661                  INABS 2006-B 03/14/06               $57,409.47
 1007032756          2756         XXXXXX2756             661                  INABS 2006-B 03/14/06               $71,613.48
 1007033176          3176         XXXXXX3176             661                  INABS 2006-B 03/14/06               $70,110.20
 1007033754          3754         XXXXXX3754             661                  INABS 2006-B 03/14/06                 $0.00
 1007035056          5056         XXXXXX5056             661                  INABS 2006-B 03/14/06              $297,709.94
 1007036476          6476         XXXXXX6476             661                  INABS 2006-B 03/14/06                 $0.00
 1007036500          6500         XXXXXX6500             661                  INABS 2006-B 03/14/06              $105,496.80
 1007036724          6724         XXXXXX6724             661                  INABS 2006-B 03/14/06               $99,794.71
 1007037060          7060         XXXXXX7060             661                  INABS 2006-B 03/14/06              $243,612.18
 1007037300          7300         XXXXXX7300             661                  INABS 2006-B 03/14/06              $178,797.23
 1007038068          8068         XXXXXX8068             661                  INABS 2006-B 03/14/06                 $0.00
 1007038159          8159         XXXXXX8159             661                  INABS 2006-B 03/14/06              $199,109.49
 1007038696          8696         XXXXXX8696             661                  INABS 2006-B 03/14/06              $194,784.33
 1007038902          8902         XXXXXX8902             661                  INABS 2006-B 03/14/06              $286,791.12
 1007040007          0007         XXXXXX0007             661                  INABS 2006-B 03/14/06              $637,089.55
 1007041906          1906         XXXXXX1906             661                  INABS 2006-B 03/14/06              $157,627.05
 1007042128          2128         XXXXXX2128             661                  INABS 2006-B 03/14/06              $224,000.00
 1007042847          2847         XXXXXX2847             661                  INABS 2006-B 03/14/06                 $0.00
 1007043043          3043         XXXXXX3043             661                  INABS 2006-B 03/14/06              $273,971.21
 1007043761          3761         XXXXXX3761             661                  INABS 2006-B 03/14/06              $352,731.00
 1007043795          3795         XXXXXX3795             661                  INABS 2006-B 03/14/06              $163,805.52
 1007043811          3811         XXXXXX3811             661                  INABS 2006-B 03/14/06              $390,000.00
 1007044223          4223         XXXXXX4223             661                  INABS 2006-B 03/14/06              $142,034.03
 1007044751          4751         XXXXXX4751             661                  INABS 2006-B 03/14/06              $139,258.92
 1007046145          6145         XXXXXX6145             661                  INABS 2006-B 03/14/06              $315,996.68
 1007046921          6921         XXXXXX6921             661                  INABS 2006-B 03/14/06              $319,465.15
 1007047572          7572         XXXXXX7572             661                  INABS 2006-B 03/14/06              $218,400.73
 1007047747          7747         XXXXXX7747             661                  INABS 2006-B 03/14/06              $292,566.67
 1007047887          7887         XXXXXX7887             661                  INABS 2006-B 03/14/06               $94,423.49
 1007048133          8133         XXXXXX8133             661                  INABS 2006-B 03/14/06              $310,819.15
 1007048950          8950         XXXXXX8950             661                  INABS 2006-B 03/14/06               $83,527.22
 1007048968          8968         XXXXXX8968             661                  INABS 2006-B 03/14/06              $220,910.83
 1007049404          9404         XXXXXX9404             661                  INABS 2006-B 03/14/06                 $0.00
 1007050550          0550         XXXXXX0550             661                  INABS 2006-B 03/14/06                 $0.00
 1007050659          0659         XXXXXX0659             661                  INABS 2006-B 03/14/06              $319,063.71
 1007050907          0907         XXXXXX0907             661                  INABS 2006-B 03/14/06                 $0.00
 1007051228          1228         XXXXXX1228             661                  INABS 2006-B 03/14/06              $137,379.89
 1007051350          1350         XXXXXX1350             661                  INABS 2006-B 03/14/06              $148,745.68
 1007051657          1657         XXXXXX1657             661                  INABS 2006-B 03/14/06              $101,271.15
 1007051947          1947         XXXXXX1947             661                  INABS 2006-B 03/14/06              $347,378.60
 1007052200          2200         XXXXXX2200             661                  INABS 2006-B 03/14/06              $325,600.00
 1007052812          2812         XXXXXX2812             661                  INABS 2006-B 03/14/06              $285,300.79
 1007054206          4206         XXXXXX4206             661                  INABS 2006-B 03/14/06              $416,000.00
 1007054289          4289         XXXXXX4289             661                  INABS 2006-B 03/14/06               $91,220.05
 1007054875          4875         XXXXXX4875             661                  INABS 2006-B 03/14/06              $104,916.78
 1007055708          5708         XXXXXX5708             661                  INABS 2006-B 03/14/06              $136,098.82
 1007055773          5773         XXXXXX5773             661                  INABS 2006-B 03/14/06              $408,402.18
 1007055971          5971         XXXXXX5971             661                  INABS 2006-B 03/14/06              $292,907.39
 1007056052          6052         XXXXXX6052             661                  INABS 2006-B 03/14/06              $228,244.29
 1007056144          6144         XXXXXX6144             661                  INABS 2006-B 03/14/06              $110,752.29
 1007056201          6201         XXXXXX6201             661                  INABS 2006-B 03/14/06              $356,896.42
 1007056227          6227         XXXXXX6227             661                  INABS 2006-B 03/14/06              $185,442.59
 1007056425          6425         XXXXXX6425             661                  INABS 2006-B 03/14/06              $294,284.24
 1007056714          6714         XXXXXX6714             661                  INABS 2006-B 03/14/06               $47,826.37
 1007056888          6888         XXXXXX6888             661                  INABS 2006-B 03/14/06              $144,303.50
 1007056938          6938         XXXXXX6938             661                  INABS 2006-B 03/14/06              $353,828.91
 1007057142          7142         XXXXXX7142             661                  INABS 2006-B 03/14/06              $245,772.80
 1007057290          7290         XXXXXX7290             661                  INABS 2006-B 03/14/06               $49,804.72
 1007057589          7589         XXXXXX7589             661                  INABS 2006-B 03/14/06              $144,689.29
 1007058306          8306         XXXXXX8306             661                  INABS 2006-B 03/14/06              $101,329.09
 1007061276          1276         XXXXXX1276             661                  INABS 2006-B 03/14/06              $103,998.43
 1007061284          1284         XXXXXX1284             661                  INABS 2006-B 03/14/06              $314,373.68
 1007064619          4619         XXXXXX4619             661                  INABS 2006-B 03/14/06              $296,849.31
 1007064882          4882         XXXXXX4882             661                  INABS 2006-B 03/14/06              $368,000.00
 1007064965          4965         XXXXXX4965             661                  INABS 2006-B 03/14/06              $284,000.00
 1007065038          5038         XXXXXX5038             661                  INABS 2006-B 03/14/06              $352,000.00
 1007065087          5087         XXXXXX5087             661                  INABS 2006-B 03/14/06              $307,999.99
 1007065103          5103         XXXXXX5103             661                  INABS 2006-B 03/14/06              $128,561.07
 1007066010          6010         XXXXXX6010             661                  INABS 2006-B 03/14/06              $130,145.89
 1007067216          7216         XXXXXX7216             661                  INABS 2006-B 03/14/06               $66,110.34
 1007068610          8610         XXXXXX8610             661                  INABS 2006-B 03/14/06               $59,688.13
 1007068750          8750         XXXXXX8750             661                  INABS 2006-B 03/14/06                 $0.00
 1007068776          8776         XXXXXX8776             661                  INABS 2006-B 03/14/06              $244,297.47
 1007068784          8784         XXXXXX8784             661                  INABS 2006-B 03/14/06              $266,327.50
 1007069055          9055         XXXXXX9055             661                  INABS 2006-B 03/14/06               $42,233.90
 1007070202          0202         XXXXXX0202             661                  INABS 2006-B 03/14/06                 $0.00
 1007070624          0624         XXXXXX0624             661                  INABS 2006-B 03/14/06              $149,084.91
 1007070988          0988         XXXXXX0988             661                  INABS 2006-B 03/14/06               $64,527.66
 1007071036          1036         XXXXXX1036             661                  INABS 2006-B 03/14/06              $329,478.34
 1007071820          1820         XXXXXX1820             661                  INABS 2006-B 03/14/06              $116,383.04
 1007071960          1960         XXXXXX1960             661                  INABS 2006-B 03/14/06              $227,003.97
 1007072208          2208         XXXXXX2208             661                  INABS 2006-B 03/14/06               $84,580.26
 1007072802          2802         XXXXXX2802             661                  INABS 2006-B 03/14/06              $242,511.56
 1007072869          2869         XXXXXX2869             661                  INABS 2006-B 03/14/06              $194,258.09
 1007073487          3487         XXXXXX3487             661                  INABS 2006-B 03/14/06              $190,238.76
 1007073669          3669         XXXXXX3669             661                  INABS 2006-B 03/14/06               $97,679.92
 1007075052          5052         XXXXXX5052             661                  INABS 2006-B 03/14/06              $443,139.19
 1007075409          5409         XXXXXX5409             661                  INABS 2006-B 03/14/06              $187,400.18
 1007076043          6043         XXXXXX6043             661                  INABS 2006-B 03/14/06               $38,341.36
 1007076399          6399         XXXXXX6399             661                  INABS 2006-B 03/14/06              $398,862.60
 1007076522          6522         XXXXXX6522             661                  INABS 2006-B 03/14/06              $113,982.64
 1007076613          6613         XXXXXX6613             661                  INABS 2006-B 03/14/06              $129,072.00
 1007076647          6647         XXXXXX6647             661                  INABS 2006-B 03/14/06              $347,697.88
 1007076688          6688         XXXXXX6688             661                  INABS 2006-B 03/14/06              $194,400.87
 1007076811          6811         XXXXXX6811             661                  INABS 2006-B 03/14/06              $106,439.47
 1007077256          7256         XXXXXX7256             661                  INABS 2006-B 03/14/06                 $0.00
 1007077504          7504         XXXXXX7504             661                  INABS 2006-B 03/14/06              $123,076.99
 1007078221          8221         XXXXXX8221             661                  INABS 2006-B 03/14/06              $394,650.00
 1007079187          9187         XXXXXX9187             661                  INABS 2006-B 03/14/06              $108,500.31
 1007080375          0375         XXXXXX0375             661                  INABS 2006-B 03/14/06              $287,232.97
 1007080425          0425         XXXXXX0425             661                  INABS 2006-B 03/14/06               $83,842.28
 1007080615          0615         XXXXXX0615             661                  INABS 2006-B 03/14/06                 $0.00
 1007081480          1480         XXXXXX1480             661                  INABS 2006-B 03/14/06              $195,900.00
 1007082496          2496         XXXXXX2496             661                  INABS 2006-B 03/14/06              $313,127.01
 1007082942          2942         XXXXXX2942             661                  INABS 2006-B 03/14/06              $165,470.40
 1007082967          2967         XXXXXX2967             661                  INABS 2006-B 03/14/06              $113,258.78
 1007083692          3692         XXXXXX3692             661                  INABS 2006-B 03/14/06              $315,181.70
 1007083890          3890         XXXXXX3890             661                  INABS 2006-B 03/14/06              $124,323.85
 1007084229          4229         XXXXXX4229             661                  INABS 2006-B 03/14/06              $102,831.70
 1007084278          4278         XXXXXX4278             661                  INABS 2006-B 03/14/06              $177,000.00
 1007085291          5291         XXXXXX5291             661                  INABS 2006-B 03/14/06              $189,510.34
 1007085812          5812         XXXXXX5812             661                  INABS 2006-B 03/14/06              $290,490.27
 1007086521          6521         XXXXXX6521             661                  INABS 2006-B 03/14/06              $163,251.88
 1007087198          7198         XXXXXX7198             661                  INABS 2006-B 03/14/06              $128,357.84
 1007088758          8758         XXXXXX8758             661                  INABS 2006-B 03/14/06              $135,660.37
 1007090242          0242         XXXXXX0242             661                  INABS 2006-B 03/14/06              $188,537.11
 1007090473          0473         XXXXXX0473             661                  INABS 2006-B 03/14/06              $129,473.43
 1007090556          0556         XXXXXX0556             661                  INABS 2006-B 03/14/06              $238,356.36
 1007090630          0630         XXXXXX0630             661                  INABS 2006-B 03/14/06              $302,658.72
 1007090796          0796         XXXXXX0796             661                  INABS 2006-B 03/14/06              $230,005.85
 1007091323          1323         XXXXXX1323             661                  INABS 2006-B 03/14/06              $116,852.21
 1007092263          2263         XXXXXX2263             661                  INABS 2006-B 03/14/06               $88,790.85
 1007092339          2339         XXXXXX2339             661                  INABS 2006-B 03/14/06              $384,992.45
 1007092404          2404         XXXXXX2404             661                  INABS 2006-B 03/14/06               $52,537.65
 1007093220          3220         XXXXXX3220             661                  INABS 2006-B 03/14/06              $363,998.39
 1007093667          3667         XXXXXX3667             661                  INABS 2006-B 03/14/06              $111,538.90
 1007094020          4020         XXXXXX4020             661                  INABS 2006-B 03/14/06              $110,180.83
 1007094095          4095         XXXXXX4095             661                  INABS 2006-B 03/14/06               $55,963.37
 1007094426          4426         XXXXXX4426             661                  INABS 2006-B 03/14/06               $69,244.23
 1007095100          5100         XXXXXX5100             661                  INABS 2006-B 03/14/06              $273,757.89
 1007095977          5977         XXXXXX5977             661                  INABS 2006-B 03/14/06               $60,175.24
 1007096108          6108         XXXXXX6108             661                  INABS 2006-B 03/14/06              $127,538.33
 1007096561          6561         XXXXXX6561             661                  INABS 2006-B 03/14/06              $214,979.42
 1007098120          8120         XXXXXX8120             661                  INABS 2006-B 03/14/06              $112,858.00
 1007099243          9243         XXXXXX9243             661                  INABS 2006-B 03/14/06              $339,823.76
 1007099714          9714         XXXXXX9714             661                  INABS 2006-B 03/14/06              $123,359.70
 1007099979          9979         XXXXXX9979             661                  INABS 2006-B 03/14/06              $124,413.78
 1007100868          0868         XXXXXX0868             661                  INABS 2006-B 03/14/06              $220,500.00
 1007101346          1346         XXXXXX1346             661                  INABS 2006-B 03/14/06              $254,093.28
 1007101403          1403         XXXXXX1403             661                  INABS 2006-B 03/14/06              $102,848.41
 1007101940          1940         XXXXXX1940             661                  INABS 2006-B 03/14/06              $455,000.45
 1007102575          2575         XXXXXX2575             661                  INABS 2006-B 03/14/06                 $0.00
 1007102799          2799         XXXXXX2799             661                  INABS 2006-B 03/14/06               $97,796.33
 1007102856          2856         XXXXXX2856             661                  INABS 2006-B 03/14/06              $148,366.32
 1007102997          2997         XXXXXX2997             661                  INABS 2006-B 03/14/06              $229,034.58
 1007103052          3052         XXXXXX3052             661                  INABS 2006-B 03/14/06              $213,722.26
 1007104274          4274         XXXXXX4274             661                  INABS 2006-B 03/14/06              $127,992.77
 1007104662          4662         XXXXXX4662             661                  INABS 2006-B 03/14/06              $200,000.00
 1007104928          4928         XXXXXX4928             661                  INABS 2006-B 03/14/06              $219,556.35
 1007105354          5354         XXXXXX5354             661                  INABS 2006-B 03/14/06              $130,550.00
 1007105511          5511         XXXXXX5511             661                  INABS 2006-B 03/14/06              $396,829.82
 1007105651          5651         XXXXXX5651             661                  INABS 2006-B 03/14/06              $256,651.74
 1007105941          5941         XXXXXX5941             661                  INABS 2006-B 03/14/06              $250,935.01
 1007108127          8127         XXXXXX8127             661                  INABS 2006-B 03/14/06                 $0.00
 1007108150          8150         XXXXXX8150             661                  INABS 2006-B 03/14/06              $113,690.41
 1007108994          8994         XXXXXX8994             661                  INABS 2006-B 03/14/06              $153,784.06
 1007110412          0412         XXXXXX0412             661                  INABS 2006-B 03/14/06              $298,817.43
 1007110487          0487         XXXXXX0487             661                  INABS 2006-B 03/14/06                 $0.00
 1007110545          0545         XXXXXX0545             661                  INABS 2006-B 03/14/06              $308,193.42
 1007111188          1188         XXXXXX1188             661                  INABS 2006-B 03/14/06                 $0.00
 1007111634          1634         XXXXXX1634             661                  INABS 2006-B 03/14/06              $271,461.14
 1007111691          1691         XXXXXX1691             661                  INABS 2006-B 03/14/06               $76,567.20
 1007112871          2871         XXXXXX2871             661                  INABS 2006-B 03/14/06              $377,856.83
 1007113697          3697         XXXXXX3697             661                  INABS 2006-B 03/14/06              $265,998.83
 1007114166          4166         XXXXXX4166             661                  INABS 2006-B 03/14/06              $148,972.70
 1007114646          4646         XXXXXX4646             661                  INABS 2006-B 03/14/06                 $0.00
 1007116385          6385         XXXXXX6385             661                  INABS 2006-B 03/14/06              $204,002.19
 1007116609          6609         XXXXXX6609             661                  INABS 2006-B 03/14/06              $115,195.58
 1007117698          7698         XXXXXX7698             661                  INABS 2006-B 03/14/06              $187,673.36
 1007117763          7763         XXXXXX7763             661                  INABS 2006-B 03/14/06              $109,917.77
 1007117920          7920         XXXXXX7920             661                  INABS 2006-B 03/14/06               $38,022.84
 1007118316          8316         XXXXXX8316             661                  INABS 2006-B 03/14/06               $96,817.95
 1007118910          8910         XXXXXX8910             661                  INABS 2006-B 03/14/06               $64,445.60
 1007119777          9777         XXXXXX9777             661                  INABS 2006-B 03/14/06              $148,000.00
 1007120403          0403         XXXXXX0403             661                  INABS 2006-B 03/14/06                 $0.00
 1007120643          0643         XXXXXX0643             661                  INABS 2006-B 03/14/06                 $0.00
 1007121377          1377         XXXXXX1377             661                  INABS 2006-B 03/14/06              $192,254.57
 1007123407          3407         XXXXXX3407             661                  INABS 2006-B 03/14/06              $129,057.44
 1007123522          3522         XXXXXX3522             661                  INABS 2006-B 03/14/06              $277,833.73
 1007123753          3753         XXXXXX3753             661                  INABS 2006-B 03/14/06              $412,517.05
 1007123795          3795         XXXXXX3795             661                  INABS 2006-B 03/14/06              $224,089.63
 1007124363          4363         XXXXXX4363             661                  INABS 2006-B 03/14/06               $76,348.47
 1007124504          4504         XXXXXX4504             661                  INABS 2006-B 03/14/06              $149,175.76
 1007125493          5493         XXXXXX5493             661                  INABS 2006-B 03/14/06              $190,915.90
 1007125576          5576         XXXXXX5576             661                  INABS 2006-B 03/14/06                 $0.00
 1007125584          5584         XXXXXX5584             661                  INABS 2006-B 03/14/06              $437,449.53
 1007125774          5774         XXXXXX5774             661                  INABS 2006-B 03/14/06               $50,828.29
 1007128612          8612         XXXXXX8612             661                  INABS 2006-B 03/14/06              $386,460.95
 1007130741          0741         XXXXXX0741             661                  INABS 2006-B 03/14/06              $131,438.61
 1007131582          1582         XXXXXX1582             661                  INABS 2006-B 03/14/06              $249,447.33
 1007131889          1889         XXXXXX1889             661                  INABS 2006-B 03/14/06              $149,423.98
 1007131954          1954         XXXXXX1954             661                  INABS 2006-B 03/14/06              $133,160.41
 1007133257          3257         XXXXXX3257             661                  INABS 2006-B 03/14/06              $166,546.54
 1007133273          3273         XXXXXX3273             661                  INABS 2006-B 03/14/06               $44,756.03
 1007134008          4008         XXXXXX4008             661                  INABS 2006-B 03/14/06              $268,858.97
 1007134370          4370         XXXXXX4370             661                  INABS 2006-B 03/14/06              $351,554.15
 1007136748          6748         XXXXXX6748             661                  INABS 2006-B 03/14/06              $152,646.69
 1007137431          7431         XXXXXX7431             661                  INABS 2006-B 03/14/06               $89,133.57
 1007137837          7837         XXXXXX7837             661                  INABS 2006-B 03/14/06              $201,951.05
 1007138066          8066         XXXXXX8066             661                  INABS 2006-B 03/14/06              $253,569.64
 1007140625          0625         XXXXXX0625             661                  INABS 2006-B 03/14/06              $129,200.83
 1007140781          0781         XXXXXX0781             661                  INABS 2006-B 03/14/06              $156,585.98
 1007140963          0963         XXXXXX0963             661                  INABS 2006-B 03/14/06              $240,420.55
 1007141243          1243         XXXXXX1243             661                  INABS 2006-B 03/14/06               $65,780.84
 1007141292          1292         XXXXXX1292             661                  INABS 2006-B 03/14/06               $86,348.86
 1007141482          1482         XXXXXX1482             661                  INABS 2006-B 03/14/06                 $0.00
 1007141748          1748         XXXXXX1748             661                  INABS 2006-B 03/14/06               $74,572.96
 1007141847          1847         XXXXXX1847             661                  INABS 2006-B 03/14/06              $278,808.42
 1007141896          1896         XXXXXX1896             661                  INABS 2006-B 03/14/06              $208,872.75
 1007142126          2126         XXXXXX2126             661                  INABS 2006-B 03/14/06              $348,710.97
 1007142738          2738         XXXXXX2738             661                  INABS 2006-B 03/14/06                 $0.00
 1007142845          2845         XXXXXX2845             661                  INABS 2006-B 03/14/06              $138,904.71
 1007143132          3132         XXXXXX3132             661                  INABS 2006-B 03/14/06              $291,822.84
 1007143215          3215         XXXXXX3215             661                  INABS 2006-B 03/14/06              $102,177.61
 1007143355          3355         XXXXXX3355             661                  INABS 2006-B 03/14/06              $202,568.10
 1007143405          3405         XXXXXX3405             661                  INABS 2006-B 03/14/06                 $0.00
 1007143439          3439         XXXXXX3439             661                  INABS 2006-B 03/14/06                 $0.00
 1007144403          4403         XXXXXX4403             661                  INABS 2006-B 03/14/06              $230,388.34
 1007144817          4817         XXXXXX4817             661                  INABS 2006-B 03/14/06              $318,378.87
 1007145285          5285         XXXXXX5285             661                  INABS 2006-B 03/14/06              $109,771.51
 1007145970          5970         XXXXXX5970             661                  INABS 2006-B 03/14/06              $423,899.31
 1007146457          6457         XXXXXX6457             661                  INABS 2006-B 03/14/06              $167,890.12
 1007146671          6671         XXXXXX6671             661                  INABS 2006-B 03/14/06              $198,816.21
 1007146788          6788         XXXXXX6788             661                  INABS 2006-B 03/14/06              $151,696.82
 1007147117          7117         XXXXXX7117             661                  INABS 2006-B 03/14/06              $107,737.15
 1007147232          7232         XXXXXX7232             661                  INABS 2006-B 03/14/06              $203,580.76
 1007147299          7299         XXXXXX7299             661                  INABS 2006-B 03/14/06               $96,666.46
 1007148636          8636         XXXXXX8636             661                  INABS 2006-B 03/14/06              $358,371.27
 1007148743          8743         XXXXXX8743             661                  INABS 2006-B 03/14/06               $91,821.58
 1007149428          9428         XXXXXX9428             661                  INABS 2006-B 03/14/06               $91,917.98
 1007149493          9493         XXXXXX9493             661                  INABS 2006-B 03/14/06              $192,668.32
 1007149683          9683         XXXXXX9683             661                  INABS 2006-B 03/14/06              $247,787.45
 1007150244          0244         XXXXXX0244             661                  INABS 2006-B 03/14/06              $139,531.45
 1007150509          0509         XXXXXX0509             661                  INABS 2006-B 03/14/06              $203,975.00
 1007150665          0665         XXXXXX0665             661                  INABS 2006-B 03/14/06              $192,269.97
 1007150863          0863         XXXXXX0863             661                  INABS 2006-B 03/14/06               $94,388.82
 1007151150          1150         XXXXXX1150             661                  INABS 2006-B 03/14/06              $150,906.66
 1007151440          1440         XXXXXX1440             661                  INABS 2006-B 03/14/06              $358,300.13
 1007152695          2695         XXXXXX2695             661                  INABS 2006-B 03/14/06              $238,136.73
 1007152885          2885         XXXXXX2885             661                  INABS 2006-B 03/14/06              $168,745.67
 1007153412          3412         XXXXXX3412             661                  INABS 2006-B 03/14/06              $314,929.33
 1007154121          4121         XXXXXX4121             661                  INABS 2006-B 03/14/06              $314,088.44
 1007154147          4147         XXXXXX4147             661                  INABS 2006-B 03/14/06              $111,685.44
 1007155615          5615         XXXXXX5615             661                  INABS 2006-B 03/14/06                 $0.00
 1007155680          5680         XXXXXX5680             661                  INABS 2006-B 03/14/06                 $0.00
 1007156670          6670         XXXXXX6670             661                  INABS 2006-B 03/14/06                 $0.00
 1007157306          7306         XXXXXX7306             661                  INABS 2006-B 03/14/06              $251,227.32
 1007157330          7330         XXXXXX7330             661                  INABS 2006-B 03/14/06              $249,261.49
 1007157355          7355         XXXXXX7355             661                  INABS 2006-B 03/14/06              $101,979.01
 1007157595          7595         XXXXXX7595             661                  INABS 2006-B 03/14/06              $285,398.00
 1007157629          7629         XXXXXX7629             661                  INABS 2006-B 03/14/06              $198,960.52
 1007159484          9484         XXXXXX9484             661                  INABS 2006-B 03/14/06              $288,834.75
 1007159724          9724         XXXXXX9724             661                  INABS 2006-B 03/14/06              $219,282.50
 1007159963          9963         XXXXXX9963             661                  INABS 2006-B 03/14/06              $165,137.24
 1007160235          0235         XXXXXX0235             661                  INABS 2006-B 03/14/06              $197,880.43
 1007160334          0334         XXXXXX0334             661                  INABS 2006-B 03/14/06              $202,034.30
 1007160599          0599         XXXXXX0599             661                  INABS 2006-B 03/14/06               $51,539.45
 1007161381          1381         XXXXXX1381             661                  INABS 2006-B 03/14/06               $64,800.35
 1007161878          1878         XXXXXX1878             661                  INABS 2006-B 03/14/06              $209,600.00
 1007162306          2306         XXXXXX2306             661                  INABS 2006-B 03/14/06              $301,379.20
 1007163288          3288         XXXXXX3288             661                  INABS 2006-B 03/14/06              $298,917.46
 1007163320          3320         XXXXXX3320             661                  INABS 2006-B 03/14/06              $325,274.49
 1007163387          3387         XXXXXX3387             661                  INABS 2006-B 03/14/06              $220,000.00
 1007166018          6018         XXXXXX6018             661                  INABS 2006-B 03/14/06              $266,591.07
 1007166364          6364         XXXXXX6364             661                  INABS 2006-B 03/14/06              $192,000.00
 1007166448          6448         XXXXXX6448             661                  INABS 2006-B 03/14/06               $75,528.62
 1007166521          6521         XXXXXX6521             661                  INABS 2006-B 03/14/06              $152,644.59
 1007166711          6711         XXXXXX6711             661                  INABS 2006-B 03/14/06              $147,996.38
 1007166802          6802         XXXXXX6802             661                  INABS 2006-B 03/14/06                 $0.00
 1007172610          2610         XXXXXX2610             661                  INABS 2006-B 03/14/06               $76,367.62
 1007173733          3733         XXXXXX3733             661                  INABS 2006-B 03/14/06                 $0.00
 1007173998          3998         XXXXXX3998             661                  INABS 2006-B 03/14/06              $119,514.47
 1007176819          6819         XXXXXX6819             661                  INABS 2006-B 03/14/06              $144,843.60
 1007176843          6843         XXXXXX6843             661                  INABS 2006-B 03/14/06              $236,870.31
 1007177833          7833         XXXXXX7833             661                  INABS 2006-B 03/14/06              $233,443.72
 1007178633          8633         XXXXXX8633             661                  INABS 2006-B 03/14/06              $147,245.83
 1007179268          9268         XXXXXX9268             661                  INABS 2006-B 03/14/06                 $0.00
 1007179847          9847         XXXXXX9847             661                  INABS 2006-B 03/14/06              $274,172.16
 1007180001          0001         XXXXXX0001             661                  INABS 2006-B 03/14/06              $160,320.96
 1007180274          0274         XXXXXX0274             661                  INABS 2006-B 03/14/06              $133,194.93
 1007180951          0951         XXXXXX0951             661                  INABS 2006-B 03/14/06              $266,647.80
 1007181108          1108         XXXXXX1108             661                  INABS 2006-B 03/14/06               $80,579.04
 1007181827          1827         XXXXXX1827             661                  INABS 2006-B 03/14/06              $206,768.92
 1007182114          2114         XXXXXX2114             661                  INABS 2006-B 03/14/06              $142,618.12
 1007182387          2387         XXXXXX2387             661                  INABS 2006-B 03/14/06              $101,359.49
 1007184227          4227         XXXXXX4227             661                  INABS 2006-B 03/14/06              $133,980.50
 1007184300          4300         XXXXXX4300             661                  INABS 2006-B 03/14/06              $246,457.51
 1007184946          4946         XXXXXX4946             661                  INABS 2006-B 03/14/06               $95,759.86
 1007185109          5109         XXXXXX5109             661                  INABS 2006-B 03/14/06              $127,165.58
 1007185364          5364         XXXXXX5364             661                  INABS 2006-B 03/14/06              $336,533.78
 1007186396          6396         XXXXXX6396             661                  INABS 2006-B 03/14/06                 $0.00
 1007190141          0141         XXXXXX0141             661                  INABS 2006-B 03/14/06              $523,012.48
 1007192378          2378         XXXXXX2378             661                  INABS 2006-B 03/14/06              $292,776.05
 1007192683          2683         XXXXXX2683             661                  INABS 2006-B 03/14/06              $135,124.33
 1007192923          2923         XXXXXX2923             661                  INABS 2006-B 03/14/06              $398,396.01
 1007193400          3400         XXXXXX3400             661                  INABS 2006-B 03/14/06                 $0.00
 1007193467          3467         XXXXXX3467             661                  INABS 2006-B 03/14/06              $242,822.83
 1007193871          3871         XXXXXX3871             661                  INABS 2006-B 03/14/06              $262,000.00
 1007194481          4481         XXXXXX4481             661                  INABS 2006-B 03/14/06               $57,232.75
 1007195223          5223         XXXXXX5223             661                  INABS 2006-B 03/14/06              $140,452.78
 1007195983          5983         XXXXXX5983             661                  INABS 2006-B 03/14/06              $408,684.62
 1007197005          7005         XXXXXX7005             661                  INABS 2006-B 03/14/06                 $0.00
 1007197070          7070         XXXXXX7070             661                  INABS 2006-B 03/14/06              $156,671.79
 1007197526          7526         XXXXXX7526             661                  INABS 2006-B 03/14/06               $62,059.53
 1007198151          8151         XXXXXX8151             661                  INABS 2006-B 03/14/06              $145,781.10
 1007200759          0759         XXXXXX0759             661                  INABS 2006-B 03/14/06               $80,533.47
 1007201203          1203         XXXXXX1203             661                  INABS 2006-B 03/14/06              $104,992.48
 1007201245          1245         XXXXXX1245             661                  INABS 2006-B 03/14/06              $155,268.40
 1007201799          1799         XXXXXX1799             661                  INABS 2006-B 03/14/06               $86,162.13
 1007203134          3134         XXXXXX3134             661                  INABS 2006-B 03/14/06               $80,744.56
 1007205642          5642         XXXXXX5642             661                  INABS 2006-B 03/14/06                 $0.00
 1007205816          5816         XXXXXX5816             661                  INABS 2006-B 03/14/06              $336,314.58
 1007206046          6046         XXXXXX6046             661                  INABS 2006-B 03/14/06               $45,421.65
 1007206111          6111         XXXXXX6111             661                  INABS 2006-B 03/14/06              $392,691.31
 1007206699          6699         XXXXXX6699             661                  INABS 2006-B 03/14/06                 $0.00
 1007206897          6897         XXXXXX6897             661                  INABS 2006-B 03/14/06              $128,670.48
 1007207143          7143         XXXXXX7143             661                  INABS 2006-B 03/14/06                 $0.00
 1007211145          1145         XXXXXX1145             661                  INABS 2006-B 03/14/06              $313,758.28
 1007211665          1665         XXXXXX1665             661                  INABS 2006-B 03/14/06              $190,779.13
 1007212010          2010         XXXXXX2010             661                  INABS 2006-B 03/14/06               $97,615.64
 1007212028          2028         XXXXXX2028             661                  INABS 2006-B 03/14/06              $230,304.32
 1007212044          2044         XXXXXX2044             661                  INABS 2006-B 03/14/06               $89,835.27
 1007212390          2390         XXXXXX2390             661                  INABS 2006-B 03/14/06               $89,529.69
 1007213711          3711         XXXXXX3711             661                  INABS 2006-B 03/14/06              $199,050.96
 1007215146          5146         XXXXXX5146             661                  INABS 2006-B 03/14/06              $357,767.17
 1007216219          6219         XXXXXX6219             661                  INABS 2006-B 03/14/06              $384,688.02
 1007216581          6581         XXXXXX6581             661                  INABS 2006-B 03/14/06              $124,471.70
 1007217548          7548         XXXXXX7548             661                  INABS 2006-B 03/14/06              $258,346.71
 1007217571          7571         XXXXXX7571             661                  INABS 2006-B 03/14/06              $123,758.76
 1007217886          7886         XXXXXX7886             661                  INABS 2006-B 03/14/06              $102,389.12
 1007219163          9163         XXXXXX9163             661                  INABS 2006-B 03/14/06              $198,775.11
 1007220807          0807         XXXXXX0807             661                  INABS 2006-B 03/14/06              $115,030.61
 1007223413          3413         XXXXXX3413             661                  INABS 2006-B 03/14/06              $238,396.38
 1007223587          3587         XXXXXX3587             661                  INABS 2006-B 03/14/06              $144,186.68
 1007224015          4015         XXXXXX4015             661                  INABS 2006-B 03/14/06              $124,864.48
 1007225871          5871         XXXXXX5871             661                  INABS 2006-B 03/14/06              $176,636.24
 1007226291          6291         XXXXXX6291             661                  INABS 2006-B 03/14/06              $143,008.30
 1007226879          6879         XXXXXX6879             661                  INABS 2006-B 03/14/06               $87,615.22
 1007227331          7331         XXXXXX7331             661                  INABS 2006-B 03/14/06              $297,852.77
 1007227422          7422         XXXXXX7422             661                  INABS 2006-B 03/14/06              $165,264.53
 1007228131          8131         XXXXXX8131             661                  INABS 2006-B 03/14/06              $127,200.00
 1007228883          8883         XXXXXX8883             661                  INABS 2006-B 03/14/06               $96,742.00
 1007230061          0061         XXXXXX0061             661                  INABS 2006-B 03/14/06               $49,952.91
 1007231663          1663         XXXXXX1663             661                  INABS 2006-B 03/14/06              $298,988.71
 1007232232          2232         XXXXXX2232             661                  INABS 2006-B 03/14/06               $35,850.58
 1007232257          2257         XXXXXX2257             661                  INABS 2006-B 03/14/06               $35,851.73
 1007232760          2760         XXXXXX2760             661                  INABS 2006-B 03/14/06              $304,569.83
 1007233404          3404         XXXXXX3404             661                  INABS 2006-B 03/14/06               $87,774.08
 1007235870          5870         XXXXXX5870             661                  INABS 2006-B 03/14/06              $119,306.96
 1007236423          6423         XXXXXX6423             661                  INABS 2006-B 03/14/06                 $0.00
 1007237223          7223         XXXXXX7223             661                  INABS 2006-B 03/14/06              $105,825.23
 1007238353          8353         XXXXXX8353             661                  INABS 2006-B 03/14/06              $348,821.79
 1007238718          8718         XXXXXX8718             661                  INABS 2006-B 03/14/06              $153,691.54
 1007238882          8882         XXXXXX8882             661                  INABS 2006-B 03/14/06              $121,244.12
 1007239088          9088         XXXXXX9088             661                  INABS 2006-B 03/14/06              $411,229.13
 1007239252          9252         XXXXXX9252             661                  INABS 2006-B 03/14/06              $185,393.67
 1007239377          9377         XXXXXX9377             661                  INABS 2006-B 03/14/06               $98,290.79
 1007239435          9435         XXXXXX9435             661                  INABS 2006-B 03/14/06               $56,315.86
 1007239443          9443         XXXXXX9443             661                  INABS 2006-B 03/14/06              $374,236.69
 1007241894          1894         XXXXXX1894             661                  INABS 2006-B 03/14/06              $308,475.37
 1007242181          2181         XXXXXX2181             661                  INABS 2006-B 03/14/06              $186,533.33
 1007243049          3049         XXXXXX3049             661                  INABS 2006-B 03/14/06              $125,235.59
 1007245267          5267         XXXXXX5267             661                  INABS 2006-B 03/14/06              $131,685.91
 1007245747          5747         XXXXXX5747             661                  INABS 2006-B 03/14/06              $117,606.22
 1007249285          9285         XXXXXX9285             661                  INABS 2006-B 03/14/06                 $0.00
 1007249731          9731         XXXXXX9731             661                  INABS 2006-B 03/14/06              $224,466.42
 1007250093          0093         XXXXXX0093             661                  INABS 2006-B 03/14/06              $118,144.18
 1007251372          1372         XXXXXX1372             661                  INABS 2006-B 03/14/06              $191,498.80
 1007252206          2206         XXXXXX2206             661                  INABS 2006-B 03/14/06              $164,575.39
 1007252719          2719         XXXXXX2719             661                  INABS 2006-B 03/14/06              $192,608.08
 1007254350          4350         XXXXXX4350             661                  INABS 2006-B 03/14/06              $360,000.00
 1007254525          4525         XXXXXX4525             661                  INABS 2006-B 03/14/06               $85,494.16
 1007255043          5043         XXXXXX5043             661                  INABS 2006-B 03/14/06              $221,694.09
 1007255381          5381         XXXXXX5381             661                  INABS 2006-B 03/14/06              $171,029.88
 1007256694          6694         XXXXXX6694             661                  INABS 2006-B 03/14/06               $84,721.35
 1007256843          6843         XXXXXX6843             661                  INABS 2006-B 03/14/06              $208,414.11
 1007256926          6926         XXXXXX6926             661                  INABS 2006-B 03/14/06              $288,000.00
 1007258468          8468         XXXXXX8468             661                  INABS 2006-B 03/14/06               $65,821.31
 1007258633          8633         XXXXXX8633             661                  INABS 2006-B 03/14/06              $206,251.74
 1007259615          9615         XXXXXX9615             661                  INABS 2006-B 03/14/06               $63,591.69
 1007261835          1835         XXXXXX1835             661                  INABS 2006-B 03/14/06              $124,724.26
 1007262502          2502         XXXXXX2502             661                  INABS 2006-B 03/14/06              $238,346.74
 1007266164          6164         XXXXXX6164             661                  INABS 2006-B 03/14/06               $27,702.66
 1007271131          1131         XXXXXX1131             661                  INABS 2006-B 03/14/06              $190,129.43
 1007271727          1727         XXXXXX1727             661                  INABS 2006-B 03/14/06                 $0.00
 1007279894          9894         XXXXXX9894             661                  INABS 2006-B 03/14/06              $110,891.64
 1007281395          1395         XXXXXX1395             661                  INABS 2006-B 03/14/06               $73,276.96
 1007284597          4597         XXXXXX4597             661                  INABS 2006-B 03/14/06              $152,689.34
 1007285735          5735         XXXXXX5735             661                  INABS 2006-B 03/14/06              $158,249.26
 1007289281          9281         XXXXXX9281             661                  INABS 2006-B 03/14/06              $354,304.87
 1007292251          2251         XXXXXX2251             661                  INABS 2006-B 03/14/06               $44,937.86
 1007292848          2848         XXXXXX2848             661                  INABS 2006-B 03/14/06               $97,764.67
 1007293580          3580         XXXXXX3580             661                  INABS 2006-B 03/14/06              $148,467.48
 1007294042          4042         XXXXXX4042             661                  INABS 2006-B 03/14/06              $325,750.78
 1007305921          5921         XXXXXX5921             661                  INABS 2006-B 03/14/06              $313,863.89
 1007307612          7612         XXXXXX7612             661                  INABS 2006-B 03/14/06              $170,603.73
 3001238058          8058         XXXXXX8058             661                  INABS 2006-B 03/14/06              $121,737.66
 3001274145          4145         XXXXXX4145             661                  INABS 2006-B 03/14/06              $105,504.24
 3001274244          4244         XXXXXX4244             661                  INABS 2006-B 03/14/06              $172,897.60
 3001274947          4947         XXXXXX4947             661                  INABS 2006-B 03/14/06              $183,948.80
 3001289697          9697         XXXXXX9697             661                  INABS 2006-B 03/14/06               $75,647.67
 3001298144          8144         XXXXXX8144             661                  INABS 2006-B 03/14/06               $59,680.69
 3001298565          8565         XXXXXX8565             661                  INABS 2006-B 03/14/06               $92,683.94
 3001299019          9019         XXXXXX9019             661                  INABS 2006-B 03/14/06               $59,158.52
 3001301500          1500         XXXXXX1500             661                  INABS 2006-B 03/14/06               $37,737.94
 3001303886          3886         XXXXXX3886             661                  INABS 2006-B 03/14/06                 $0.00
 3001306558          6558         XXXXXX6558             661                  INABS 2006-B 03/14/06              $115,636.94
 3001316524          6524         XXXXXX6524             661                  INABS 2006-B 03/14/06              $262,700.00
 3001321524          1524         XXXXXX1524             661                  INABS 2006-B 03/14/06              $155,289.50
 3001321573          1573         XXXXXX1573             661                  INABS 2006-B 03/14/06              $187,857.06
 3001321672          1672         XXXXXX1672             661                  INABS 2006-B 03/14/06              $130,420.97
 3001321714          1714         XXXXXX1714             661                  INABS 2006-B 03/14/06               $75,015.09
 3001321722          1722         XXXXXX1722             661                  INABS 2006-B 03/14/06               $75,893.67
 3001321730          1730         XXXXXX1730             661                  INABS 2006-B 03/14/06               $71,442.93
 3001321920          1920         XXXXXX1920             661                  INABS 2006-B 03/14/06               $55,035.98
 3001322928          2928         XXXXXX2928             661                  INABS 2006-B 03/14/06               $44,271.90
 3001391469          1469         XXXXXX1469             661                  INABS 2006-B 03/14/06              $360,000.00
 3001399587          9587         XXXXXX9587             661                  INABS 2006-B 03/14/06               $56,089.66
 3001401599          1599         XXXXXX1599             661                  INABS 2006-B 03/14/06              $133,707.46
 3001416423          6423         XXXXXX6423             661                  INABS 2006-B 03/14/06              $390,435.45
 3001433121          3121         XXXXXX3121             661                  INABS 2006-B 03/14/06              $127,353.91
 3001467137          7137         XXXXXX7137             661                  INABS 2006-B 03/14/06              $310,000.00
 3001470008          0008         XXXXXX0008             661                  INABS 2006-B 03/14/06              $193,800.00
 3001470529          0529         XXXXXX0529             661                  INABS 2006-B 03/14/06               $46,548.64
 3001482607          2607         XXXXXX2607             661                  INABS 2006-B 03/14/06              $206,000.00
 3001482615          2615         XXXXXX2615             661                  INABS 2006-B 03/14/06              $399,600.00
 3001482706          2706         XXXXXX2706             661                  INABS 2006-B 03/14/06              $200,000.00
 3001482714          2714         XXXXXX2714             661                  INABS 2006-B 03/14/06              $219,995.34
 3001482755          2755         XXXXXX2755             661                  INABS 2006-B 03/14/06              $182,244.74
 3001482771          2771         XXXXXX2771             661                  INABS 2006-B 03/14/06              $200,000.00
 3001482813          2813         XXXXXX2813             661                  INABS 2006-B 03/14/06              $211,500.00
 3001482847          2847         XXXXXX2847             661                  INABS 2006-B 03/14/06              $274,997.81
 3001482953          2953         XXXXXX2953             661                  INABS 2006-B 03/14/06              $221,600.00
 3001483043          3043         XXXXXX3043             661                  INABS 2006-B 03/14/06              $250,830.20
 3001483092          3092         XXXXXX3092             661                  INABS 2006-B 03/14/06              $184,000.00
 3001483134          3134         XXXXXX3134             661                  INABS 2006-B 03/14/06              $268,721.05
 3001483167          3167         XXXXXX3167             661                  INABS 2006-B 03/14/06              $138,550.00
 3001501604          1604         XXXXXX1604             661                  INABS 2006-B 03/14/06              $186,916.77
 3001505654          5654         XXXXXX5654             661                  INABS 2006-B 03/14/06               $85,832.46
 3001519564          9564         XXXXXX9564             661                  INABS 2006-B 03/14/06              $144,000.00
 3001519606          9606         XXXXXX9606             661                  INABS 2006-B 03/14/06                 $0.00
 3001519614          9614         XXXXXX9614             661                  INABS 2006-B 03/14/06              $536,000.00
 3001519952          9952         XXXXXX9952             661                  INABS 2006-B 03/14/06              $236,000.00
 3001520265          0265         XXXXXX0265             661                  INABS 2006-B 03/14/06                 $0.00
 3001520273          0273         XXXXXX0273             661                  INABS 2006-B 03/14/06              $274,292.93
 3001520299          0299         XXXXXX0299             661                  INABS 2006-B 03/14/06              $189,164.93
 3001520315          0315         XXXXXX0315             661                  INABS 2006-B 03/14/06              $123,977.31
 3001520349          0349         XXXXXX0349             661                  INABS 2006-B 03/14/06                 $0.00
 3001520364          0364         XXXXXX0364             661                  INABS 2006-B 03/14/06              $465,101.23
 3001520406          0406         XXXXXX0406             661                  INABS 2006-B 03/14/06                 $0.00
 3001520554          0554         XXXXXX0554             661                  INABS 2006-B 03/14/06              $154,469.29
 3001520596          0596         XXXXXX0596             661                  INABS 2006-B 03/14/06                 $0.00
 3001520612          0612         XXXXXX0612             661                  INABS 2006-B 03/14/06                 $0.00
 3001520679          0679         XXXXXX0679             661                  INABS 2006-B 03/14/06              $368,000.00
 3001520745          0745         XXXXXX0745             661                  INABS 2006-B 03/14/06              $151,927.05
 3001521115          1115         XXXXXX1115             661                  INABS 2006-B 03/14/06                 $0.00
 3001521156          1156         XXXXXX1156             661                  INABS 2006-B 03/14/06              $309,700.00
 3001521164          1164         XXXXXX1164             661                  INABS 2006-B 03/14/06              $138,379.98
 3001521180          1180         XXXXXX1180             661                  INABS 2006-B 03/14/06              $211,061.59
 3001521222          1222         XXXXXX1222             661                  INABS 2006-B 03/14/06              $344,615.18
 3001521271          1271         XXXXXX1271             661                  INABS 2006-B 03/14/06              $276,190.84
 3001521289          1289         XXXXXX1289             661                  INABS 2006-B 03/14/06               $92,767.04
 3001521313          1313         XXXXXX1313             661                  INABS 2006-B 03/14/06              $196,167.85
 3001521370          1370         XXXXXX1370             661                  INABS 2006-B 03/14/06                 $0.00
 3001521420          1420         XXXXXX1420             661                  INABS 2006-B 03/14/06                 $0.00
 3001521446          1446         XXXXXX1446             661                  INABS 2006-B 03/14/06              $302,000.00
 3001521453          1453         XXXXXX1453             661                  INABS 2006-B 03/14/06              $130,449.67
 3001521503          1503         XXXXXX1503             661                  INABS 2006-B 03/14/06              $221,878.36
 3001521545          1545         XXXXXX1545             661                  INABS 2006-B 03/14/06              $228,582.99
 3001521586          1586         XXXXXX1586             661                  INABS 2006-B 03/14/06              $320,769.43
 3001521883          1883         XXXXXX1883             661                  INABS 2006-B 03/14/06               $66,926.31
 3001522154          2154         XXXXXX2154             661                  INABS 2006-B 03/14/06              $178,760.41
 3001522162          2162         XXXXXX2162             661                  INABS 2006-B 03/14/06              $434,386.11
 3001522212          2212         XXXXXX2212             661                  INABS 2006-B 03/14/06              $165,515.93
 3001522220          2220         XXXXXX2220             661                  INABS 2006-B 03/14/06                 $0.00
 3001522287          2287         XXXXXX2287             661                  INABS 2006-B 03/14/06                 $0.00
 3001522329          2329         XXXXXX2329             661                  INABS 2006-B 03/14/06               $51,468.34
 3001522337          2337         XXXXXX2337             661                  INABS 2006-B 03/14/06               $96,738.86
 3001522493          2493         XXXXXX2493             661                  INABS 2006-B 03/14/06               $66,322.55
 3001522550          2550         XXXXXX2550             661                  INABS 2006-B 03/14/06              $214,713.91
 3001522600          2600         XXXXXX2600             661                  INABS 2006-B 03/14/06               $80,625.00
 3001522626          2626         XXXXXX2626             661                  INABS 2006-B 03/14/06              $174,363.57
 3001522741          2741         XXXXXX2741             661                  INABS 2006-B 03/14/06                 $0.00
 3001522972          2972         XXXXXX2972             661                  INABS 2006-B 03/14/06              $125,110.01
 3001523194          3194         XXXXXX3194             661                  INABS 2006-B 03/14/06                 $0.00
 3001523301          3301         XXXXXX3301             661                  INABS 2006-B 03/14/06              $253,242.48
 3001523376          3376         XXXXXX3376             661                  INABS 2006-B 03/14/06              $135,620.89
 3001523509          3509         XXXXXX3509             661                  INABS 2006-B 03/14/06               $93,770.30
 3001523715          3715         XXXXXX3715             661                  INABS 2006-B 03/14/06               $82,662.67
 3001523731          3731         XXXXXX3731             661                  INABS 2006-B 03/14/06              $115,764.98
 3001523764          3764         XXXXXX3764             661                  INABS 2006-B 03/14/06              $175,246.92
 3001523913          3913         XXXXXX3913             661                  INABS 2006-B 03/14/06               $83,856.30
 3001523996          3996         XXXXXX3996             661                  INABS 2006-B 03/14/06              $143,231.70
 3001524010          4010         XXXXXX4010             661                  INABS 2006-B 03/14/06              $318,187.48
 3001524069          4069         XXXXXX4069             661                  INABS 2006-B 03/14/06                 $0.00
 3001524101          4101         XXXXXX4101             661                  INABS 2006-B 03/14/06              $424,657.81
 3001524119          4119         XXXXXX4119             661                  INABS 2006-B 03/14/06              $122,199.74
 3001524135          4135         XXXXXX4135             661                  INABS 2006-B 03/14/06                 $0.00
 3001524176          4176         XXXXXX4176             661                  INABS 2006-B 03/14/06              $418,666.75
 3001524184          4184         XXXXXX4184             661                  INABS 2006-B 03/14/06              $256,572.56
 3001524259          4259         XXXXXX4259             661                  INABS 2006-B 03/14/06              $274,400.00
 3001524267          4267         XXXXXX4267             661                  INABS 2006-B 03/14/06              $177,977.89
 3001524358          4358         XXXXXX4358             661                  INABS 2006-B 03/14/06               $65,671.09
 3001524366          4366         XXXXXX4366             661                  INABS 2006-B 03/14/06              $137,452.85
 3001524416          4416         XXXXXX4416             661                  INABS 2006-B 03/14/06              $122,389.40
 3001524432          4432         XXXXXX4432             661                  INABS 2006-B 03/14/06              $113,679.27
 3001524507          4507         XXXXXX4507             661                  INABS 2006-B 03/14/06               $83,185.64
 3001524580          4580         XXXXXX4580             661                  INABS 2006-B 03/14/06              $166,156.91
 3001524614          4614         XXXXXX4614             661                  INABS 2006-B 03/14/06              $165,300.40
 3001524622          4622         XXXXXX4622             661                  INABS 2006-B 03/14/06              $116,889.71
 3001524630          4630         XXXXXX4630             661                  INABS 2006-B 03/14/06                 $0.00
 3001524655          4655         XXXXXX4655             661                  INABS 2006-B 03/14/06              $193,830.13
 3001524663          4663         XXXXXX4663             661                  INABS 2006-B 03/14/06              $293,105.74
 3001524747          4747         XXXXXX4747             661                  INABS 2006-B 03/14/06              $140,803.09
 3001524762          4762         XXXXXX4762             661                  INABS 2006-B 03/14/06               $64,121.06
 3001524788          4788         XXXXXX4788             661                  INABS 2006-B 03/14/06               $44,445.30
 3001524820          4820         XXXXXX4820             661                  INABS 2006-B 03/14/06              $197,338.28
 3001524846          4846         XXXXXX4846             661                  INABS 2006-B 03/14/06              $130,055.79
 3001524853          4853         XXXXXX4853             661                  INABS 2006-B 03/14/06              $251,580.64
 3001524861          4861         XXXXXX4861             661                  INABS 2006-B 03/14/06              $131,178.86
 3001524903          4903         XXXXXX4903             661                  INABS 2006-B 03/14/06              $142,495.40
 3001524986          4986         XXXXXX4986             661                  INABS 2006-B 03/14/06              $114,076.37
 3001525082          5082         XXXXXX5082             661                  INABS 2006-B 03/14/06               $50,308.04
 3001525090          5090         XXXXXX5090             661                  INABS 2006-B 03/14/06              $108,656.59
 3001527526          7526         XXXXXX7526             661                  INABS 2006-B 03/14/06              $327,744.14
 3001528201          8201         XXXXXX8201             661                  INABS 2006-B 03/14/06              $600,000.00
 3001530678          0678         XXXXXX0678             661                  INABS 2006-B 03/14/06              $180,612.46
 3001530983          0983         XXXXXX0983             661                  INABS 2006-B 03/14/06              $102,061.54
 3001531197          1197         XXXXXX1197             661                  INABS 2006-B 03/14/06              $201,289.19
 3001531247          1247         XXXXXX1247             661                  INABS 2006-B 03/14/06               $90,000.00
 3001531262          1262         XXXXXX1262             661                  INABS 2006-B 03/14/06               $77,066.05
 3001531353          1353         XXXXXX1353             661                  INABS 2006-B 03/14/06               $51,736.54
 3001531403          1403         XXXXXX1403             661                  INABS 2006-B 03/14/06              $121,150.58
 3001531569          1569         XXXXXX1569             661                  INABS 2006-B 03/14/06              $183,181.88
 3001531932          1932         XXXXXX1932             661                  INABS 2006-B 03/14/06               $96,444.84
 3001534852          4852         XXXXXX4852             661                  INABS 2006-B 03/14/06              $274,583.57
 3001535081          5081         XXXXXX5081             661                  INABS 2006-B 03/14/06              $115,404.93
 3001535164          5164         XXXXXX5164             661                  INABS 2006-B 03/14/06                 $0.00
 3001535321          5321         XXXXXX5321             661                  INABS 2006-B 03/14/06              $217,465.81
 3001535339          5339         XXXXXX5339             661                  INABS 2006-B 03/14/06              $228,751.63
 3001535438          5438         XXXXXX5438             661                  INABS 2006-B 03/14/06              $212,495.03
 3001535529          5529         XXXXXX5529             661                  INABS 2006-B 03/14/06              $148,401.34
 3001535636          5636         XXXXXX5636             661                  INABS 2006-B 03/14/06              $146,149.53
 3001543317          3317         XXXXXX3317             661                  INABS 2006-B 03/14/06              $162,858.66
 3001545395          5395         XXXXXX5395             661                  INABS 2006-B 03/14/06              $367,032.38
 3001548092          8092         XXXXXX8092             661                  INABS 2006-B 03/14/06               $67,796.05
 3001548191          8191         XXXXXX8191             661                  INABS 2006-B 03/14/06              $240,004.45
 3001548217          8217         XXXXXX8217             661                  INABS 2006-B 03/14/06              $249,637.30
 3001548241          8241         XXXXXX8241             661                  INABS 2006-B 03/14/06              $155,829.13
 3001548282          8282         XXXXXX8282             661                  INABS 2006-B 03/14/06               $50,640.72
 3001548340          8340         XXXXXX8340             661                  INABS 2006-B 03/14/06               $43,329.34
 3001548399          8399         XXXXXX8399             661                  INABS 2006-B 03/14/06              $171,580.08
 3001548407          8407         XXXXXX8407             661                  INABS 2006-B 03/14/06               $42,194.10
 3001548431          8431         XXXXXX8431             661                  INABS 2006-B 03/14/06              $118,601.98
 3001548480          8480         XXXXXX8480             661                  INABS 2006-B 03/14/06              $261,011.07
 3001548571          8571         XXXXXX8571             661                  INABS 2006-B 03/14/06               $53,467.44
 3001548589          8589         XXXXXX8589             661                  INABS 2006-B 03/14/06              $158,286.65
 3001548597          8597         XXXXXX8597             661                  INABS 2006-B 03/14/06              $115,658.23
 3001548639          8639         XXXXXX8639             661                  INABS 2006-B 03/14/06              $119,539.49
 3001548696          8696         XXXXXX8696             661                  INABS 2006-B 03/14/06               $39,697.78
 3001548886          8886         XXXXXX8886             661                  INABS 2006-B 03/14/06               $82,263.88
 3001548951          8951         XXXXXX8951             661                  INABS 2006-B 03/14/06              $211,966.18
 3001549041          9041         XXXXXX9041             661                  INABS 2006-B 03/14/06               $63,726.04
 3001549082          9082         XXXXXX9082             661                  INABS 2006-B 03/14/06              $114,351.42
 3001549090          9090         XXXXXX9090             661                  INABS 2006-B 03/14/06              $174,362.55
 3001549223          9223         XXXXXX9223             661                  INABS 2006-B 03/14/06               $69,574.32
 3001549363          9363         XXXXXX9363             661                  INABS 2006-B 03/14/06              $354,272.83
 3001549462          9462         XXXXXX9462             661                  INABS 2006-B 03/14/06              $249,888.23
 3001549512          9512         XXXXXX9512             661                  INABS 2006-B 03/14/06              $112,156.09
 3001549629          9629         XXXXXX9629             661                  INABS 2006-B 03/14/06               $48,139.43
 3001549660          9660         XXXXXX9660             661                  INABS 2006-B 03/14/06              $361,597.12
 3001549744          9744         XXXXXX9744             661                  INABS 2006-B 03/14/06              $642,718.67
 3001549769          9769         XXXXXX9769             661                  INABS 2006-B 03/14/06              $229,283.60
 3001549801          9801         XXXXXX9801             661                  INABS 2006-B 03/14/06              $249,084.66
 3001549876          9876         XXXXXX9876             661                  INABS 2006-B 03/14/06              $164,869.54
 3001549892          9892         XXXXXX9892             661                  INABS 2006-B 03/14/06               $86,015.40
 3001549983          9983         XXXXXX9983             661                  INABS 2006-B 03/14/06               $63,368.84
 3001550080          0080         XXXXXX0080             661                  INABS 2006-B 03/14/06               $75,367.81
 3001550098          0098         XXXXXX0098             661                  INABS 2006-B 03/14/06              $214,158.27
 3001550122          0122         XXXXXX0122             661                  INABS 2006-B 03/14/06               $61,860.40
 3001550163          0163         XXXXXX0163             661                  INABS 2006-B 03/14/06              $422,408.45
 3001550379          0379         XXXXXX0379             661                  INABS 2006-B 03/14/06              $323,087.93
 3001550460          0460         XXXXXX0460             661                  INABS 2006-B 03/14/06              $100,225.13
 3001550486          0486         XXXXXX0486             661                  INABS 2006-B 03/14/06              $274,817.58
 3001550528          0528         XXXXXX0528             661                  INABS 2006-B 03/14/06              $138,027.86
 3001550544          0544         XXXXXX0544             661                  INABS 2006-B 03/14/06              $211,581.29
 3001550601          0601         XXXXXX0601             661                  INABS 2006-B 03/14/06               $61,956.76
 3001550767          0767         XXXXXX0767             661                  INABS 2006-B 03/14/06              $287,494.78
 3001550783          0783         XXXXXX0783             661                  INABS 2006-B 03/14/06              $220,000.00
 3001550809          0809         XXXXXX0809             661                  INABS 2006-B 03/14/06               $43,701.62
 3001551039          1039         XXXXXX1039             661                  INABS 2006-B 03/14/06               $50,325.28
 3001551047          1047         XXXXXX1047             661                  INABS 2006-B 03/14/06               $78,174.92
 3001551054          1054         XXXXXX1054             661                  INABS 2006-B 03/14/06               $76,363.59
 3001551088          1088         XXXXXX1088             661                  INABS 2006-B 03/14/06              $119,409.17
 3001551096          1096         XXXXXX1096             661                  INABS 2006-B 03/14/06              $323,664.98
 3001551146          1146         XXXXXX1146             661                  INABS 2006-B 03/14/06               $98,343.91
 3001551195          1195         XXXXXX1195             661                  INABS 2006-B 03/14/06              $149,649.89
 3001551229          1229         XXXXXX1229             661                  INABS 2006-B 03/14/06               $79,421.52
 3001551252          1252         XXXXXX1252             661                  INABS 2006-B 03/14/06              $151,652.85
 3001551278          1278         XXXXXX1278             661                  INABS 2006-B 03/14/06              $134,905.67
 3001551500          1500         XXXXXX1500             661                  INABS 2006-B 03/14/06              $211,305.61
 3001551567          1567         XXXXXX1567             661                  INABS 2006-B 03/14/06              $178,053.49
 3001551765          1765         XXXXXX1765             661                  INABS 2006-B 03/14/06               $53,610.98
 3001551773          1773         XXXXXX1773             661                  INABS 2006-B 03/14/06                 $0.00
 3001551831          1831         XXXXXX1831             661                  INABS 2006-B 03/14/06               $75,798.81
 3001551906          1906         XXXXXX1906             661                  INABS 2006-B 03/14/06                 $0.00
 3001551922          1922         XXXXXX1922             661                  INABS 2006-B 03/14/06               $85,828.54
 3001551948          1948         XXXXXX1948             661                  INABS 2006-B 03/14/06              $145,393.77
 3001552060          2060         XXXXXX2060             661                  INABS 2006-B 03/14/06              $357,037.16
 3001552110          2110         XXXXXX2110             661                  INABS 2006-B 03/14/06              $264,899.38
 3001552292          2292         XXXXXX2292             661                  INABS 2006-B 03/14/06               $67,031.76
 3001552375          2375         XXXXXX2375             661                  INABS 2006-B 03/14/06              $126,549.27
 3001552433          2433         XXXXXX2433             661                  INABS 2006-B 03/14/06               $57,637.20
 3001560295          0295         XXXXXX0295             661                  INABS 2006-B 03/14/06              $312,500.00
 3001572324          2324         XXXXXX2324             661                  INABS 2006-B 03/14/06               $67,142.71
 3001572720          2720         XXXXXX2720             661                  INABS 2006-B 03/14/06              $137,667.16
 3001573041          3041         XXXXXX3041             661                  INABS 2006-B 03/14/06              $127,899.20
 3001573058          3058         XXXXXX3058             661                  INABS 2006-B 03/14/06               $89,461.94
 3001573264          3264         XXXXXX3264             661                  INABS 2006-B 03/14/06              $168,294.34
 3001582869          2869         XXXXXX2869             661                  INABS 2006-B 03/14/06                 $0.00
 3001583586          3586         XXXXXX3586             661                  INABS 2006-B 03/14/06              $212,999.99
 3001583602          3602         XXXXXX3602             661                  INABS 2006-B 03/14/06              $239,500.00
 3001584360          4360         XXXXXX4360             661                  INABS 2006-B 03/14/06              $212,547.43
 3001584998          4998         XXXXXX4998             661                  INABS 2006-B 03/14/06              $119,900.00
 3001587710          7710         XXXXXX7710             661                  INABS 2006-B 03/14/06              $408,906.51
 3001587793          7793         XXXXXX7793             661                  INABS 2006-B 03/14/06              $284,986.56
 3001587827          7827         XXXXXX7827             661                  INABS 2006-B 03/14/06              $230,000.42
 3001588577          8577         XXXXXX8577             661                  INABS 2006-B 03/14/06              $241,573.47
 3001588817          8817         XXXXXX8817             661                  INABS 2006-B 03/14/06              $127,887.15
 3001589849          9849         XXXXXX9849             661                  INABS 2006-B 03/14/06               $79,905.18
 3001591654          1654         XXXXXX1654             661                  INABS 2006-B 03/14/06               $62,214.72
 3001593163          3163         XXXXXX3163             661                  INABS 2006-B 03/14/06              $113,873.22
 3001629470          9470         XXXXXX9470             661                  INABS 2006-B 03/14/06               $95,098.92
 3001635675          5675         XXXXXX5675             661                  INABS 2006-B 03/14/06              $108,032.95
 1004178289          8289         XXXXXX8289             683               INABS 2006-D (UBS) 09/13/06           $103,382.40
 1004182901          2901         XXXXXX2901             683               INABS 2006-D (UBS) 09/13/06            $71,195.68
 1004182950          2950         XXXXXX2950             683               INABS 2006-D (UBS) 09/13/06            $82,117.03
 1004199434          9434         XXXXXX9434             683               INABS 2006-D (UBS) 09/13/06           $103,986.57
 1004236541          6541         XXXXXX6541             683               INABS 2006-D (UBS) 09/13/06           $272,368.53
 1004250351          0351         XXXXXX0351             683               INABS 2006-D (UBS) 09/13/06           $162,538.22
 1004258818          8818         XXXXXX8818             683               INABS 2006-D (UBS) 09/13/06           $105,894.84
 1004302228          2228         XXXXXX2228             683               INABS 2006-D (UBS) 09/13/06            $66,342.84
 1004303010          3010         XXXXXX3010             683               INABS 2006-D (UBS) 09/13/06           $150,617.16
 1004305122          5122         XXXXXX5122             683               INABS 2006-D (UBS) 09/13/06            $59,080.46
 1004390306          0306         XXXXXX0306             683               INABS 2006-D (UBS) 09/13/06           $261,856.74
 1004483077          3077         XXXXXX3077             683               INABS 2006-D (UBS) 09/13/06           $225,683.68
 1004493159          3159         XXXXXX3159             683               INABS 2006-D (UBS) 09/13/06           $161,746.84
 1004574206          4206         XXXXXX4206             683               INABS 2006-D (UBS) 09/13/06              $0.00
 1004574347          4347         XXXXXX4347             683               INABS 2006-D (UBS) 09/13/06           $220,381.40
 1004600639          0639         XXXXXX0639             683               INABS 2006-D (UBS) 09/13/06           $144,632.60
 1004605695          5695         XXXXXX5695             683               INABS 2006-D (UBS) 09/13/06           $146,371.44
 1004653745          3745         XXXXXX3745             683               INABS 2006-D (UBS) 09/13/06              $0.00
 1004669964          9964         XXXXXX9964             683               INABS 2006-D (UBS) 09/13/06              $0.00
 1004677066          7066         XXXXXX7066             683               INABS 2006-D (UBS) 09/13/06            $64,178.81
 1004679823          9823         XXXXXX9823             683               INABS 2006-D (UBS) 09/13/06           $298,370.58
 1004813372          3372         XXXXXX3372             683               INABS 2006-D (UBS) 09/13/06           $195,067.84
 1005566011          6011         XXXXXX6011             683               INABS 2006-D (UBS) 09/13/06           $117,114.15
 1005600778          0778         XXXXXX0778             683               INABS 2006-D (UBS) 09/13/06           $135,669.72
 1005705080          5080         XXXXXX5080             683               INABS 2006-D (UBS) 09/13/06            $88,916.50
 1007401092          1092         XXXXXX1092             683               INABS 2006-D (UBS) 09/13/06           $133,089.97
 1007520487          0487         XXXXXX0487             683               INABS 2006-D (UBS) 09/13/06           $165,749.20
 1007528233          8233         XXXXXX8233             683               INABS 2006-D (UBS) 09/13/06           $201,976.70
 1007595034          5034         XXXXXX5034             683               INABS 2006-D (UBS) 09/13/06           $388,550.00
 1007607359          7359         XXXXXX7359             683               INABS 2006-D (UBS) 09/13/06           $263,942.09
 1007641242          1242         XXXXXX1242             683               INABS 2006-D (UBS) 09/13/06           $393,769.93
 1007667254          7254         XXXXXX7254             683               INABS 2006-D (UBS) 09/13/06           $126,924.92
 1007681156          1156         XXXXXX1156             683               INABS 2006-D (UBS) 09/13/06           $175,938.34
 1007695016          5016         XXXXXX5016             683               INABS 2006-D (UBS) 09/13/06           $198,775.24
 1007758491          8491         XXXXXX8491             683               INABS 2006-D (UBS) 09/13/06           $118,295.62
 1007762774          2774         XXXXXX2774             683               INABS 2006-D (UBS) 09/13/06           $262,376.39
 1007769381          9381         XXXXXX9381             683               INABS 2006-D (UBS) 09/13/06              $0.00
 1007770371          0371         XXXXXX0371             683               INABS 2006-D (UBS) 09/13/06           $240,000.00
 1007771742          1742         XXXXXX1742             683               INABS 2006-D (UBS) 09/13/06           $209,084.00
 1007776170          6170         XXXXXX6170             683               INABS 2006-D (UBS) 09/13/06           $239,290.08
 1007776840          6840         XXXXXX6840             683               INABS 2006-D (UBS) 09/13/06              $0.00
 1007788175          8175         XXXXXX8175             683               INABS 2006-D (UBS) 09/13/06           $242,250.00
 1007804626          4626         XXXXXX4626             683               INABS 2006-D (UBS) 09/13/06           $198,000.00
 1007804972          4972         XXXXXX4972             683               INABS 2006-D (UBS) 09/13/06           $149,585.08
 1007811118          1118         XXXXXX1118             683               INABS 2006-D (UBS) 09/13/06           $306,400.00
 1007811753          1753         XXXXXX1753             683               INABS 2006-D (UBS) 09/13/06           $248,274.66
 1007812397          2397         XXXXXX2397             683               INABS 2006-D (UBS) 09/13/06            $78,894.97
 1007813502          3502         XXXXXX3502             683               INABS 2006-D (UBS) 09/13/06           $255,947.27
 1007815333          5333         XXXXXX5333             683               INABS 2006-D (UBS) 09/13/06           $291,829.40
 1007815812          5812         XXXXXX5812             683               INABS 2006-D (UBS) 09/13/06              $0.00
 1007816000          6000         XXXXXX6000             683               INABS 2006-D (UBS) 09/13/06              $0.00
 1007816406          6406         XXXXXX6406             683               INABS 2006-D (UBS) 09/13/06           $240,991.58
 1007817826          7826         XXXXXX7826             683               INABS 2006-D (UBS) 09/13/06            $74,880.96
 1007820697          0697         XXXXXX0697             683               INABS 2006-D (UBS) 09/13/06           $239,400.33
 1007823469          3469         XXXXXX3469             683               INABS 2006-D (UBS) 09/13/06            $33,511.58
 1007823972          3972         XXXXXX3972             683               INABS 2006-D (UBS) 09/13/06           $149,006.38
 1007824517          4517         XXXXXX4517             683               INABS 2006-D (UBS) 09/13/06           $348,000.00
 1007825514          5514         XXXXXX5514             683               INABS 2006-D (UBS) 09/13/06            $69,355.65
 1007825662          5662         XXXXXX5662             683               INABS 2006-D (UBS) 09/13/06            $68,856.71
 1007826314          6314         XXXXXX6314             683               INABS 2006-D (UBS) 09/13/06           $117,387.94
 1007827692          7692         XXXXXX7692             683               INABS 2006-D (UBS) 09/13/06           $207,237.66
 1007832882          2882         XXXXXX2882             683               INABS 2006-D (UBS) 09/13/06           $167,686.57
 1007833633          3633         XXXXXX3633             683               INABS 2006-D (UBS) 09/13/06            $89,686.70
 1007835000          5000         XXXXXX5000             683               INABS 2006-D (UBS) 09/13/06           $159,134.88
 1007835190          5190         XXXXXX5190             683               INABS 2006-D (UBS) 09/13/06           $236,694.05
 1007835232          5232         XXXXXX5232             683               INABS 2006-D (UBS) 09/13/06           $263,998.54
 1007839234          9234         XXXXXX9234             683               INABS 2006-D (UBS) 09/13/06           $156,203.47
 1007840588          0588         XXXXXX0588             683               INABS 2006-D (UBS) 09/13/06            $90,000.00
 1007844168          4168         XXXXXX4168             683               INABS 2006-D (UBS) 09/13/06           $171,068.71
 1007844804          4804         XXXXXX4804             683               INABS 2006-D (UBS) 09/13/06           $172,643.51
 1007846270          6270         XXXXXX6270             683               INABS 2006-D (UBS) 09/13/06           $520,000.00
 1007847732          7732         XXXXXX7732             683               INABS 2006-D (UBS) 09/13/06            $59,905.95
 1007848672          8672         XXXXXX8672             683               INABS 2006-D (UBS) 09/13/06           $435,398.32
 1007849563          9563         XXXXXX9563             683               INABS 2006-D (UBS) 09/13/06           $286,917.86
 1007850256          0256         XXXXXX0256             683               INABS 2006-D (UBS) 09/13/06           $416,966.13
 1007850355          0355         XXXXXX0355             683               INABS 2006-D (UBS) 09/13/06           $269,660.99
 1007852187          2187         XXXXXX2187             683               INABS 2006-D (UBS) 09/13/06           $376,000.00
 1007852500          2500         XXXXXX2500             683               INABS 2006-D (UBS) 09/13/06           $234,000.00
 1007853185          3185         XXXXXX3185             683               INABS 2006-D (UBS) 09/13/06           $279,679.99
 1007855503          5503         XXXXXX5503             683               INABS 2006-D (UBS) 09/13/06            $22,576.12
 1007858739          8739         XXXXXX8739             683               INABS 2006-D (UBS) 09/13/06           $128,343.07
 1007859067          9067         XXXXXX9067             683               INABS 2006-D (UBS) 09/13/06            $46,669.77
 1007860206          0206         XXXXXX0206             683               INABS 2006-D (UBS) 09/13/06           $174,753.70
 1007860941          0941         XXXXXX0941             683               INABS 2006-D (UBS) 09/13/06           $211,236.17
 1007862756          2756         XXXXXX2756             683               INABS 2006-D (UBS) 09/13/06            $69,384.26
 1007862988          2988         XXXXXX2988             683               INABS 2006-D (UBS) 09/13/06              $0.00
 1007863499          3499         XXXXXX3499             683               INABS 2006-D (UBS) 09/13/06           $224,773.45
 1007865569          5569         XXXXXX5569             683               INABS 2006-D (UBS) 09/13/06            $89,840.95
 1007866955          6955         XXXXXX6955             683               INABS 2006-D (UBS) 09/13/06           $162,747.57
 1007867797          7797         XXXXXX7797             683               INABS 2006-D (UBS) 09/13/06           $228,279.79
 1007869603          9603         XXXXXX9603             683               INABS 2006-D (UBS) 09/13/06           $144,526.82
 1007870064          0064         XXXXXX0064             683               INABS 2006-D (UBS) 09/13/06           $409,442.11
 1007870924          0924         XXXXXX0924             683               INABS 2006-D (UBS) 09/13/06           $168,824.43
 1007872433          2433         XXXXXX2433             683               INABS 2006-D (UBS) 09/13/06           $129,641.38
 1007873258          3258         XXXXXX3258             683               INABS 2006-D (UBS) 09/13/06           $295,000.00
 1007874710          4710         XXXXXX4710             683               INABS 2006-D (UBS) 09/13/06           $139,455.10
 1007877341          7341         XXXXXX7341             683               INABS 2006-D (UBS) 09/13/06            $50,237.08
 1007881103          1103         XXXXXX1103             683               INABS 2006-D (UBS) 09/13/06           $139,532.50
 1007881194          1194         XXXXXX1194             683               INABS 2006-D (UBS) 09/13/06           $319,442.97
 1007887720          7720         XXXXXX7720             683               INABS 2006-D (UBS) 09/13/06           $307,490.34
 1007888645          8645         XXXXXX8645             683               INABS 2006-D (UBS) 09/13/06           $175,194.87
 1007888868          8868         XXXXXX8868             683               INABS 2006-D (UBS) 09/13/06           $259,367.17
 1007888934          8934         XXXXXX8934             683               INABS 2006-D (UBS) 09/13/06           $185,306.93
 1007889197          9197         XXXXXX9197             683               INABS 2006-D (UBS) 09/13/06           $304,791.95
 1007889783          9783         XXXXXX9783             683               INABS 2006-D (UBS) 09/13/06            $99,874.44
 1007891177          1177         XXXXXX1177             683               INABS 2006-D (UBS) 09/13/06              $0.00
 1007891698          1698         XXXXXX1698             683               INABS 2006-D (UBS) 09/13/06           $356,000.00
 1007891706          1706         XXXXXX1706             683               INABS 2006-D (UBS) 09/13/06           $254,270.65
 1007892142          2142         XXXXXX2142             683               INABS 2006-D (UBS) 09/13/06           $249,635.59
 1007892464          2464         XXXXXX2464             683               INABS 2006-D (UBS) 09/13/06           $310,076.67
 1007892803          2803         XXXXXX2803             683               INABS 2006-D (UBS) 09/13/06           $394,899.84
 1007892936          2936         XXXXXX2936             683               INABS 2006-D (UBS) 09/13/06              $0.00
 1007893835          3835         XXXXXX3835             683               INABS 2006-D (UBS) 09/13/06           $184,095.88
 1007893843          3843         XXXXXX3843             683               INABS 2006-D (UBS) 09/13/06           $358,734.41
 1007894692          4692         XXXXXX4692             683               INABS 2006-D (UBS) 09/13/06           $310,000.00
 1007894718          4718         XXXXXX4718             683               INABS 2006-D (UBS) 09/13/06           $215,312.32
 1007894916          4916         XXXXXX4916             683               INABS 2006-D (UBS) 09/13/06           $291,980.91
 1007895558          5558         XXXXXX5558             683               INABS 2006-D (UBS) 09/13/06           $116,230.94
 1007896705          6705         XXXXXX6705             683               INABS 2006-D (UBS) 09/13/06            $52,069.56
 1007898701          8701         XXXXXX8701             683               INABS 2006-D (UBS) 09/13/06            $93,234.56
 1007900291          0291         XXXXXX0291             683               INABS 2006-D (UBS) 09/13/06           $157,084.90
 1007902487          2487         XXXXXX2487             683               INABS 2006-D (UBS) 09/13/06           $161,193.77
 1007902552          2552         XXXXXX2552             683               INABS 2006-D (UBS) 09/13/06           $259,298.25
 1007903154          3154         XXXXXX3154             683               INABS 2006-D (UBS) 09/13/06           $197,570.92
 1007903733          3733         XXXXXX3733             683               INABS 2006-D (UBS) 09/13/06           $517,325.44
 1007904053          4053         XXXXXX4053             683               INABS 2006-D (UBS) 09/13/06            $85,811.10
 1007906850          6850         XXXXXX6850             683               INABS 2006-D (UBS) 09/13/06           $147,250.00
 1007907866          7866         XXXXXX7866             683               INABS 2006-D (UBS) 09/13/06           $123,784.41
 1007908625          8625         XXXXXX8625             683               INABS 2006-D (UBS) 09/13/06           $251,293.45
 1007909524          9524         XXXXXX9524             683               INABS 2006-D (UBS) 09/13/06           $163,838.85
 1007911587          1587         XXXXXX1587             683               INABS 2006-D (UBS) 09/13/06           $275,867.78
 1007912734          2734         XXXXXX2734             683               INABS 2006-D (UBS) 09/13/06           $339,773.86
 1007912809          2809         XXXXXX2809             683               INABS 2006-D (UBS) 09/13/06           $160,000.00
 1007912973          2973         XXXXXX2973             683               INABS 2006-D (UBS) 09/13/06           $184,612.65
 1007913260          3260         XXXXXX3260             683               INABS 2006-D (UBS) 09/13/06            $90,263.98
 1007913385          3385         XXXXXX3385             683               INABS 2006-D (UBS) 09/13/06           $148,644.05
 1007915380          5380         XXXXXX5380             683               INABS 2006-D (UBS) 09/13/06           $239,243.66
 1007918343          8343         XXXXXX8343             683               INABS 2006-D (UBS) 09/13/06           $160,452.61
 1007918780          8780         XXXXXX8780             683               INABS 2006-D (UBS) 09/13/06           $192,159.78
 1007921818          1818         XXXXXX1818             683               INABS 2006-D (UBS) 09/13/06           $255,596.03
 1007924796          4796         XXXXXX4796             683               INABS 2006-D (UBS) 09/13/06            $80,825.62
 1007928474          8474         XXXXXX8474             683               INABS 2006-D (UBS) 09/13/06           $157,320.03
 1007928763          8763         XXXXXX8763             683               INABS 2006-D (UBS) 09/13/06           $229,360.02
 1007930074          0074         XXXXXX0074             683               INABS 2006-D (UBS) 09/13/06            $88,061.73
 1007930553          0553         XXXXXX0553             683               INABS 2006-D (UBS) 09/13/06           $172,680.93
 1007932187          2187         XXXXXX2187             683               INABS 2006-D (UBS) 09/13/06           $248,152.08
 1007932286          2286         XXXXXX2286             683               INABS 2006-D (UBS) 09/13/06            $98,754.28
 1007933334          3334         XXXXXX3334             683               INABS 2006-D (UBS) 09/13/06           $244,632.45
 1007934621          4621         XXXXXX4621             683               INABS 2006-D (UBS) 09/13/06            $69,274.26
 1007934811          4811         XXXXXX4811             683               INABS 2006-D (UBS) 09/13/06           $294,629.55
 1007935982          5982         XXXXXX5982             683               INABS 2006-D (UBS) 09/13/06            $77,090.85
 1007937350          7350         XXXXXX7350             683               INABS 2006-D (UBS) 09/13/06           $292,424.31
 1007937392          7392         XXXXXX7392             683               INABS 2006-D (UBS) 09/13/06           $190,830.31
 1007937970          7970         XXXXXX7970             683               INABS 2006-D (UBS) 09/13/06           $143,933.02
 1007938010          8010         XXXXXX8010             683               INABS 2006-D (UBS) 09/13/06           $295,220.81
 1007939307          9307         XXXXXX9307             683               INABS 2006-D (UBS) 09/13/06           $409,268.58
 1007939414          9414         XXXXXX9414             683               INABS 2006-D (UBS) 09/13/06           $343,518.36
 1007939513          9513         XXXXXX9513             683               INABS 2006-D (UBS) 09/13/06           $313,873.92
 1007939729          9729         XXXXXX9729             683               INABS 2006-D (UBS) 09/13/06           $218,438.33
 1007939927          9927         XXXXXX9927             683               INABS 2006-D (UBS) 09/13/06           $293,957.08
 1007939968          9968         XXXXXX9968             683               INABS 2006-D (UBS) 09/13/06            $51,363.15
 1007941196          1196         XXXXXX1196             683               INABS 2006-D (UBS) 09/13/06           $219,357.83
 1007942699          2699         XXXXXX2699             683               INABS 2006-D (UBS) 09/13/06            $80,604.88
 1007943119          3119         XXXXXX3119             683               INABS 2006-D (UBS) 09/13/06           $145,200.00
 1007943309          3309         XXXXXX3309             683               INABS 2006-D (UBS) 09/13/06           $174,487.96
 1007943424          3424         XXXXXX3424             683               INABS 2006-D (UBS) 09/13/06              $0.00
 1007943895          3895         XXXXXX3895             683               INABS 2006-D (UBS) 09/13/06           $133,157.06
 1007945767          5767         XXXXXX5767             683               INABS 2006-D (UBS) 09/13/06            $59,130.91
 1007946195          6195         XXXXXX6195             683               INABS 2006-D (UBS) 09/13/06           $249,452.42
 1007946385          6385         XXXXXX6385             683               INABS 2006-D (UBS) 09/13/06              $0.00
 1007946500          6500         XXXXXX6500             683               INABS 2006-D (UBS) 09/13/06           $121,661.77
 1007946864          6864         XXXXXX6864             683               INABS 2006-D (UBS) 09/13/06           $137,110.37
 1007946872          6872         XXXXXX6872             683               INABS 2006-D (UBS) 09/13/06           $140,000.00
 1007946963          6963         XXXXXX6963             683               INABS 2006-D (UBS) 09/13/06           $235,256.26
 1007947235          7235         XXXXXX7235             683               INABS 2006-D (UBS) 09/13/06            $95,830.33
 1007947573          7573         XXXXXX7573             683               INABS 2006-D (UBS) 09/13/06            $51,924.67
 1007947615          7615         XXXXXX7615             683               INABS 2006-D (UBS) 09/13/06           $144,647.09
 1007948324          8324         XXXXXX8324             683               INABS 2006-D (UBS) 09/13/06           $142,622.42
 1007948373          8373         XXXXXX8373             683               INABS 2006-D (UBS) 09/13/06           $214,555.41
 1007949447          9447         XXXXXX9447             683               INABS 2006-D (UBS) 09/13/06           $268,844.28
 1007950353          0353         XXXXXX0353             683               INABS 2006-D (UBS) 09/13/06           $467,129.03
 1007951278          1278         XXXXXX1278             683               INABS 2006-D (UBS) 09/13/06           $239,568.78
 1007951542          1542         XXXXXX1542             683               INABS 2006-D (UBS) 09/13/06           $249,018.38
 1007951807          1807         XXXXXX1807             683               INABS 2006-D (UBS) 09/13/06           $338,784.55
 1007953803          3803         XXXXXX3803             683               INABS 2006-D (UBS) 09/13/06            $76,728.54
 1007954751          4751         XXXXXX4751             683               INABS 2006-D (UBS) 09/13/06           $233,635.12
 1007955451          5451         XXXXXX5451             683               INABS 2006-D (UBS) 09/13/06            $77,206.61
 1007955873          5873         XXXXXX5873             683               INABS 2006-D (UBS) 09/13/06            $90,684.01
 1007956780          6780         XXXXXX6780             683               INABS 2006-D (UBS) 09/13/06            $55,226.81
 1007956798          6798         XXXXXX6798             683               INABS 2006-D (UBS) 09/13/06           $159,500.90
 1007957879          7879         XXXXXX7879             683               INABS 2006-D (UBS) 09/13/06           $124,685.96
 1007958869          8869         XXXXXX8869             683               INABS 2006-D (UBS) 09/13/06           $259,673.54
 1007959768          9768         XXXXXX9768             683               INABS 2006-D (UBS) 09/13/06           $214,229.59
 1007960253          0253         XXXXXX0253             683               INABS 2006-D (UBS) 09/13/06           $153,018.49
 1007962812          2812         XXXXXX2812             683               INABS 2006-D (UBS) 09/13/06           $184,000.00
 1007966516          6516         XXXXXX6516             683               INABS 2006-D (UBS) 09/13/06           $208,756.06
 1007966573          6573         XXXXXX6573             683               INABS 2006-D (UBS) 09/13/06           $584,798.00
 1007966797          6797         XXXXXX6797             683               INABS 2006-D (UBS) 09/13/06           $235,197.65
 1007967613          7613         XXXXXX7613             683               INABS 2006-D (UBS) 09/13/06            $52,079.44
 1007967761          7761         XXXXXX7761             683               INABS 2006-D (UBS) 09/13/06           $660,000.00
 1007967787          7787         XXXXXX7787             683               INABS 2006-D (UBS) 09/13/06           $249,748.19
 1007968629          8629         XXXXXX8629             683               INABS 2006-D (UBS) 09/13/06           $399,493.80
 1007969296          9296         XXXXXX9296             683               INABS 2006-D (UBS) 09/13/06           $310,250.16
 1007969544          9544         XXXXXX9544             683               INABS 2006-D (UBS) 09/13/06           $279,999.78
 1007969619          9619         XXXXXX9619             683               INABS 2006-D (UBS) 09/13/06           $162,810.98
 1007969965          9965         XXXXXX9965             683               INABS 2006-D (UBS) 09/13/06           $141,992.47
 1007970153          0153         XXXXXX0153             683               INABS 2006-D (UBS) 09/13/06           $489,819.02
 1007970641          0641         XXXXXX0641             683               INABS 2006-D (UBS) 09/13/06           $139,786.34
 1007972357          2357         XXXXXX2357             683               INABS 2006-D (UBS) 09/13/06           $178,307.78
 1007973884          3884         XXXXXX3884             683               INABS 2006-D (UBS) 09/13/06           $130,771.41
 1007974411          4411         XXXXXX4411             683               INABS 2006-D (UBS) 09/13/06            $58,377.26
 1007974544          4544         XXXXXX4544             683               INABS 2006-D (UBS) 09/13/06           $243,505.98
 1007974593          4593         XXXXXX4593             683               INABS 2006-D (UBS) 09/13/06           $151,853.79
 1007975962          5962         XXXXXX5962             683               INABS 2006-D (UBS) 09/13/06           $261,693.65
 1007977711          7711         XXXXXX7711             683               INABS 2006-D (UBS) 09/13/06           $132,274.91
 1007977919          7919         XXXXXX7919             683               INABS 2006-D (UBS) 09/13/06           $183,198.51
 1007978297          8297         XXXXXX8297             683               INABS 2006-D (UBS) 09/13/06           $172,000.00
 1007978495          8495         XXXXXX8495             683               INABS 2006-D (UBS) 09/13/06           $168,577.76
 1007978719          8719         XXXXXX8719             683               INABS 2006-D (UBS) 09/13/06           $199,612.11
 1007979519          9519         XXXXXX9519             683               INABS 2006-D (UBS) 09/13/06           $150,000.00
 1007981184          1184         XXXXXX1184             683               INABS 2006-D (UBS) 09/13/06           $292,902.48
 1007982000          2000         XXXXXX2000             683               INABS 2006-D (UBS) 09/13/06           $309,000.00
 1007982547          2547         XXXXXX2547             683               INABS 2006-D (UBS) 09/13/06           $140,479.68
 1007983370          3370         XXXXXX3370             683               INABS 2006-D (UBS) 09/13/06           $151,811.00
 1007983974          3974         XXXXXX3974             683               INABS 2006-D (UBS) 09/13/06            $40,069.64
 1007986787          6787         XXXXXX6787             683               INABS 2006-D (UBS) 09/13/06           $326,513.65
 1007987819          7819         XXXXXX7819             683               INABS 2006-D (UBS) 09/13/06           $148,000.00
 1007988080          8080         XXXXXX8080             683               INABS 2006-D (UBS) 09/13/06           $275,200.00
 1007990110          0110         XXXXXX0110             683               INABS 2006-D (UBS) 09/13/06           $276,389.78
 1007990383          0383         XXXXXX0383             683               INABS 2006-D (UBS) 09/13/06           $286,588.68
 1007991167          1167         XXXXXX1167             683               INABS 2006-D (UBS) 09/13/06           $130,500.00
 1007992975          2975         XXXXXX2975             683               INABS 2006-D (UBS) 09/13/06            $99,790.20
 1007994310          4310         XXXXXX4310             683               INABS 2006-D (UBS) 09/13/06           $478,093.71
 1007994799          4799         XXXXXX4799             683               INABS 2006-D (UBS) 09/13/06           $263,683.31
 1007997164          7164         XXXXXX7164             683               INABS 2006-D (UBS) 09/13/06           $299,505.57
 1007998071          8071         XXXXXX8071             683               INABS 2006-D (UBS) 09/13/06           $243,249.75
 1007998527          8527         XXXXXX8527             683               INABS 2006-D (UBS) 09/13/06           $429,695.53
 1008001131          1131         XXXXXX1131             683               INABS 2006-D (UBS) 09/13/06           $244,167.03
 1008001149          1149         XXXXXX1149             683               INABS 2006-D (UBS) 09/13/06           $192,454.55
 1008003038          3038         XXXXXX3038             683               INABS 2006-D (UBS) 09/13/06           $195,000.00
 1008004358          4358         XXXXXX4358             683               INABS 2006-D (UBS) 09/13/06           $229,862.14
 1008004390          4390         XXXXXX4390             683               INABS 2006-D (UBS) 09/13/06              $0.00
 1008005348          5348         XXXXXX5348             683               INABS 2006-D (UBS) 09/13/06           $279,920.90
 1008006338          6338         XXXXXX6338             683               INABS 2006-D (UBS) 09/13/06           $215,319.87
 1008006767          6767         XXXXXX6767             683               INABS 2006-D (UBS) 09/13/06            $72,647.28
 1008007625          7625         XXXXXX7625             683               INABS 2006-D (UBS) 09/13/06           $170,581.22
 1008008615          8615         XXXXXX8615             683               INABS 2006-D (UBS) 09/13/06           $159,276.23
 1008009779          9779         XXXXXX9779             683               INABS 2006-D (UBS) 09/13/06            $26,573.10
 1008012328          2328         XXXXXX2328             683               INABS 2006-D (UBS) 09/13/06           $302,749.03
 1008012336          2336         XXXXXX2336             683               INABS 2006-D (UBS) 09/13/06           $559,011.10
 1008012658          2658         XXXXXX2658             683               INABS 2006-D (UBS) 09/13/06           $357,789.42
 1008013508          3508         XXXXXX3508             683               INABS 2006-D (UBS) 09/13/06           $320,173.50
 1008013557          3557         XXXXXX3557             683               INABS 2006-D (UBS) 09/13/06           $134,095.24
 1008013615          3615         XXXXXX3615             683               INABS 2006-D (UBS) 09/13/06           $150,699.37
 1008014423          4423         XXXXXX4423             683               INABS 2006-D (UBS) 09/13/06           $319,250.11
 1008014613          4613         XXXXXX4613             683               INABS 2006-D (UBS) 09/13/06            $52,333.52
 1008014746          4746         XXXXXX4746             683               INABS 2006-D (UBS) 09/13/06           $474,920.68
 1008015230          5230         XXXXXX5230             683               INABS 2006-D (UBS) 09/13/06           $154,857.98
 1008015248          5248         XXXXXX5248             683               INABS 2006-D (UBS) 09/13/06           $411,166.64
 1008017285          7285         XXXXXX7285             683               INABS 2006-D (UBS) 09/13/06           $273,870.10
 1008017319          7319         XXXXXX7319             683               INABS 2006-D (UBS) 09/13/06           $374,781.14
 1008017517          7517         XXXXXX7517             683               INABS 2006-D (UBS) 09/13/06           $157,659.78
 1008019067          9067         XXXXXX9067             683               INABS 2006-D (UBS) 09/13/06           $139,750.24
 1008020669          0669         XXXXXX0669             683               INABS 2006-D (UBS) 09/13/06            $99,962.35
 1008021410          1410         XXXXXX1410             683               INABS 2006-D (UBS) 09/13/06           $107,977.63
 1008021428          1428         XXXXXX1428             683               INABS 2006-D (UBS) 09/13/06           $341,374.04
 1008021436          1436         XXXXXX1436             683               INABS 2006-D (UBS) 09/13/06            $53,891.96
 1008022293          2293         XXXXXX2293             683               INABS 2006-D (UBS) 09/13/06           $189,522.64
 1008024273          4273         XXXXXX4273             683               INABS 2006-D (UBS) 09/13/06            $43,931.02
 1008024588          4588         XXXXXX4588             683               INABS 2006-D (UBS) 09/13/06           $119,588.85
 1008024794          4794         XXXXXX4794             683               INABS 2006-D (UBS) 09/13/06           $142,675.75
 1008025882          5882         XXXXXX5882             683               INABS 2006-D (UBS) 09/13/06           $134,035.65
 1008028324          8324         XXXXXX8324             683               INABS 2006-D (UBS) 09/13/06           $388,710.05
 1008029777          9777         XXXXXX9777             683               INABS 2006-D (UBS) 09/13/06           $184,036.49
 1008030361          0361         XXXXXX0361             683               INABS 2006-D (UBS) 09/13/06           $283,827.62
 1008030494          0494         XXXXXX0494             683               INABS 2006-D (UBS) 09/13/06           $232,037.09
 1008030635          0635         XXXXXX0635             683               INABS 2006-D (UBS) 09/13/06           $143,855.84
 1008031039          1039         XXXXXX1039             683               INABS 2006-D (UBS) 09/13/06           $149,489.99
 1008031435          1435         XXXXXX1435             683               INABS 2006-D (UBS) 09/13/06           $439,937.67
 1008034116          4116         XXXXXX4116             683               INABS 2006-D (UBS) 09/13/06           $113,549.51
 1008035063          5063         XXXXXX5063             683               INABS 2006-D (UBS) 09/13/06           $118,363.96
 1008035196          5196         XXXXXX5196             683               INABS 2006-D (UBS) 09/13/06           $171,754.50
 1008037408          7408         XXXXXX7408             683               INABS 2006-D (UBS) 09/13/06           $408,060.98
 1008037614          7614         XXXXXX7614             683               INABS 2006-D (UBS) 09/13/06           $136,447.47
 1008039552          9552         XXXXXX9552             683               INABS 2006-D (UBS) 09/13/06           $114,628.25
 1008040295          0295         XXXXXX0295             683               INABS 2006-D (UBS) 09/13/06           $239,412.23
 1008040717          0717         XXXXXX0717             683               INABS 2006-D (UBS) 09/13/06           $175,119.14
 1008040733          0733         XXXXXX0733             683               INABS 2006-D (UBS) 09/13/06           $316,350.00
 1008040857          0857         XXXXXX0857             683               INABS 2006-D (UBS) 09/13/06           $149,500.00
 1008040865          0865         XXXXXX0865             683               INABS 2006-D (UBS) 09/13/06           $172,147.45
 1008041129          1129         XXXXXX1129             683               INABS 2006-D (UBS) 09/13/06           $170,429.88
 1008041145          1145         XXXXXX1145             683               INABS 2006-D (UBS) 09/13/06           $158,024.31
 1008041178          1178         XXXXXX1178             683               INABS 2006-D (UBS) 09/13/06           $179,640.00
 1008041822          1822         XXXXXX1822             683               INABS 2006-D (UBS) 09/13/06              $0.00
 1008041962          1962         XXXXXX1962             683               INABS 2006-D (UBS) 09/13/06           $127,680.19
 1008043281          3281         XXXXXX3281             683               INABS 2006-D (UBS) 09/13/06           $532,000.00
 1008043802          3802         XXXXXX3802             683               INABS 2006-D (UBS) 09/13/06           $205,492.68
 1008044248          4248         XXXXXX4248             683               INABS 2006-D (UBS) 09/13/06           $282,681.51
 1008045989          5989         XXXXXX5989             683               INABS 2006-D (UBS) 09/13/06           $204,373.31
 1008046094          6094         XXXXXX6094             683               INABS 2006-D (UBS) 09/13/06           $186,766.73
 1008046243          6243         XXXXXX6243             683               INABS 2006-D (UBS) 09/13/06           $296,103.08
 1008046805          6805         XXXXXX6805             683               INABS 2006-D (UBS) 09/13/06           $105,090.36
 1008048207          8207         XXXXXX8207             683               INABS 2006-D (UBS) 09/13/06              $0.00
 1008048470          8470         XXXXXX8470             683               INABS 2006-D (UBS) 09/13/06           $219,217.15
 1008048694          8694         XXXXXX8694             683               INABS 2006-D (UBS) 09/13/06           $211,410.00
 1008049163          9163         XXXXXX9163             683               INABS 2006-D (UBS) 09/13/06           $197,788.47
 1008049296          9296         XXXXXX9296             683               INABS 2006-D (UBS) 09/13/06            $69,406.51
 1008049494          9494         XXXXXX9494             683               INABS 2006-D (UBS) 09/13/06            $63,878.60
 1008051565          1565         XXXXXX1565             683               INABS 2006-D (UBS) 09/13/06           $161,219.21
 1008052233          2233         XXXXXX2233             683               INABS 2006-D (UBS) 09/13/06           $118,710.57
 1008052613          2613         XXXXXX2613             683               INABS 2006-D (UBS) 09/13/06           $346,020.65
 1008053553          3553         XXXXXX3553             683               INABS 2006-D (UBS) 09/13/06            $59,182.87
 1008054346          4346         XXXXXX4346             683               INABS 2006-D (UBS) 09/13/06           $140,636.62
 1008054510          4510         XXXXXX4510             683               INABS 2006-D (UBS) 09/13/06           $461,468.30
 1008056101          6101         XXXXXX6101             683               INABS 2006-D (UBS) 09/13/06           $206,694.77
 1008056127          6127         XXXXXX6127             683               INABS 2006-D (UBS) 09/13/06           $322,081.13
 1008056309          6309         XXXXXX6309             683               INABS 2006-D (UBS) 09/13/06           $252,928.67
 1008056465          6465         XXXXXX6465             683               INABS 2006-D (UBS) 09/13/06           $127,994.63
 1008057257          7257         XXXXXX7257             683               INABS 2006-D (UBS) 09/13/06           $347,894.09
 1008057372          7372         XXXXXX7372             683               INABS 2006-D (UBS) 09/13/06           $273,172.80
 1008057380          7380         XXXXXX7380             683               INABS 2006-D (UBS) 09/13/06           $259,201.21
 1008057786          7786         XXXXXX7786             683               INABS 2006-D (UBS) 09/13/06           $104,651.90
 1008059766          9766         XXXXXX9766             683               INABS 2006-D (UBS) 09/13/06           $382,117.10
 1008060525          0525         XXXXXX0525             683               INABS 2006-D (UBS) 09/13/06            $93,232.92
 1008061119          1119         XXXXXX1119             683               INABS 2006-D (UBS) 09/13/06           $199,946.41
 1008062760          2760         XXXXXX2760             683               INABS 2006-D (UBS) 09/13/06           $382,400.00
 1008063503          3503         XXXXXX3503             683               INABS 2006-D (UBS) 09/13/06           $584,904.13
 1008063552          3552         XXXXXX3552             683               INABS 2006-D (UBS) 09/13/06           $159,851.18
 1008063925          3925         XXXXXX3925             683               INABS 2006-D (UBS) 09/13/06            $35,846.64
 1008064774          4774         XXXXXX4774             683               INABS 2006-D (UBS) 09/13/06           $271,281.05
 1008065680          5680         XXXXXX5680             683               INABS 2006-D (UBS) 09/13/06           $224,586.05
 1008067082          7082         XXXXXX7082             683               INABS 2006-D (UBS) 09/13/06           $379,709.61
 1008067132          7132         XXXXXX7132             683               INABS 2006-D (UBS) 09/13/06           $315,459.60
 1008068445          8445         XXXXXX8445             683               INABS 2006-D (UBS) 09/13/06           $274,273.09
 1008068791          8791         XXXXXX8791             683               INABS 2006-D (UBS) 09/13/06           $386,155.31
 1008069153          9153         XXXXXX9153             683               INABS 2006-D (UBS) 09/13/06           $350,716.77
 1008070268          0268         XXXXXX0268             683               INABS 2006-D (UBS) 09/13/06           $394,191.86
 1008072082          2082         XXXXXX2082             683               INABS 2006-D (UBS) 09/13/06           $299,218.85
 1008073163          3163         XXXXXX3163             683               INABS 2006-D (UBS) 09/13/06            $56,125.71
 1008073890          3890         XXXXXX3890             683               INABS 2006-D (UBS) 09/13/06           $373,500.00
 1008073999          3999         XXXXXX3999             683               INABS 2006-D (UBS) 09/13/06            $67,209.45
 1008074732          4732         XXXXXX4732             683               INABS 2006-D (UBS) 09/13/06           $179,718.19
 1008075267          5267         XXXXXX5267             683               INABS 2006-D (UBS) 09/13/06           $245,511.11
 1008075630          5630         XXXXXX5630             683               INABS 2006-D (UBS) 09/13/06              $0.00
 1008076265          6265         XXXXXX6265             683               INABS 2006-D (UBS) 09/13/06           $101,697.45
 1008076836          6836         XXXXXX6836             683               INABS 2006-D (UBS) 09/13/06           $175,307.56
 1008077313          7313         XXXXXX7313             683               INABS 2006-D (UBS) 09/13/06            $95,917.04
 1008077578          7578         XXXXXX7578             683               INABS 2006-D (UBS) 09/13/06           $359,637.82
 1008081349          1349         XXXXXX1349             683               INABS 2006-D (UBS) 09/13/06           $201,530.05
 1008082370          2370         XXXXXX2370             683               INABS 2006-D (UBS) 09/13/06           $227,109.66
 1008082933          2933         XXXXXX2933             683               INABS 2006-D (UBS) 09/13/06           $136,261.84
 1008083014          3014         XXXXXX3014             683               INABS 2006-D (UBS) 09/13/06           $428,904.17
 1008083048          3048         XXXXXX3048             683               INABS 2006-D (UBS) 09/13/06           $326,640.80
 1008083220          3220         XXXXXX3220             683               INABS 2006-D (UBS) 09/13/06            $46,887.80
 1008083378          3378         XXXXXX3378             683               INABS 2006-D (UBS) 09/13/06           $230,065.33
 1008083949          3949         XXXXXX3949             683               INABS 2006-D (UBS) 09/13/06           $189,093.20
 1008083972          3972         XXXXXX3972             683               INABS 2006-D (UBS) 09/13/06           $199,248.17
 1008084061          4061         XXXXXX4061             683               INABS 2006-D (UBS) 09/13/06            $57,848.60
 1008084129          4129         XXXXXX4129             683               INABS 2006-D (UBS) 09/13/06           $137,855.15
 1008084582          4582         XXXXXX4582             683               INABS 2006-D (UBS) 09/13/06           $220,635.11
 1008085035          5035         XXXXXX5035             683               INABS 2006-D (UBS) 09/13/06           $176,227.57
 1008085217          5217         XXXXXX5217             683               INABS 2006-D (UBS) 09/13/06           $101,802.17
 1008085373          5373         XXXXXX5373             683               INABS 2006-D (UBS) 09/13/06           $195,946.92
 1008085431          5431         XXXXXX5431             683               INABS 2006-D (UBS) 09/13/06              $0.00
 1008086017          6017         XXXXXX6017             683               INABS 2006-D (UBS) 09/13/06           $162,051.33
 1008088716          8716         XXXXXX8716             683               INABS 2006-D (UBS) 09/13/06           $146,068.13
 1008089144          9144         XXXXXX9144             683               INABS 2006-D (UBS) 09/13/06           $237,890.10
 1008089805          9805         XXXXXX9805             683               INABS 2006-D (UBS) 09/13/06           $481,500.00
 1008090597          0597         XXXXXX0597             683               INABS 2006-D (UBS) 09/13/06           $255,173.79
 1008090654          0654         XXXXXX0654             683               INABS 2006-D (UBS) 09/13/06            $62,932.64
 1008092023          2023         XXXXXX2023             683               INABS 2006-D (UBS) 09/13/06           $142,885.84
 1008092213          2213         XXXXXX2213             683               INABS 2006-D (UBS) 09/13/06           $155,119.17
 1008092775          2775         XXXXXX2775             683               INABS 2006-D (UBS) 09/13/06           $180,751.27
 1008093401          3401         XXXXXX3401             683               INABS 2006-D (UBS) 09/13/06           $161,538.19
 1008093799          3799         XXXXXX3799             683               INABS 2006-D (UBS) 09/13/06           $239,638.89
 1008094235          4235         XXXXXX4235             683               INABS 2006-D (UBS) 09/13/06           $104,773.94
 1008096230          6230         XXXXXX6230             683               INABS 2006-D (UBS) 09/13/06           $386,310.80
 1008099408          9408         XXXXXX9408             683               INABS 2006-D (UBS) 09/13/06           $296,137.29
 1008099879          9879         XXXXXX9879             683               INABS 2006-D (UBS) 09/13/06           $516,826.35
 1008100701          0701         XXXXXX0701             683               INABS 2006-D (UBS) 09/13/06           $295,431.01
 1008100974          0974         XXXXXX0974             683               INABS 2006-D (UBS) 09/13/06           $207,765.92
 1008101949          1949         XXXXXX1949             683               INABS 2006-D (UBS) 09/13/06           $148,240.73
 1008102061          2061         XXXXXX2061             683               INABS 2006-D (UBS) 09/13/06           $106,364.87
 1008102178          2178         XXXXXX2178             683               INABS 2006-D (UBS) 09/13/06           $294,137.78
 1008102285          2285         XXXXXX2285             683               INABS 2006-D (UBS) 09/13/06           $319,548.48
 1008104596          4596         XXXXXX4596             683               INABS 2006-D (UBS) 09/13/06            $99,651.36
 1008105916          5916         XXXXXX5916             683               INABS 2006-D (UBS) 09/13/06           $120,537.78
 1008106187          6187         XXXXXX6187             683               INABS 2006-D (UBS) 09/13/06           $216,600.00
 1008106500          6500         XXXXXX6500             683               INABS 2006-D (UBS) 09/13/06           $163,858.12
 1008106724          6724         XXXXXX6724             683               INABS 2006-D (UBS) 09/13/06           $274,703.94
 1008107649          7649         XXXXXX7649             683               INABS 2006-D (UBS) 09/13/06           $268,390.07
 1008108498          8498         XXXXXX8498             683               INABS 2006-D (UBS) 09/13/06           $198,100.00
 1008108928          8928         XXXXXX8928             683               INABS 2006-D (UBS) 09/13/06              $0.00
 1008109702          9702         XXXXXX9702             683               INABS 2006-D (UBS) 09/13/06           $134,863.12
 1008109827          9827         XXXXXX9827             683               INABS 2006-D (UBS) 09/13/06           $199,338.34
 1008110270          0270         XXXXXX0270             683               INABS 2006-D (UBS) 09/13/06           $276,676.73
 1008111518          1518         XXXXXX1518             683               INABS 2006-D (UBS) 09/13/06           $193,600.00
 1008112110          2110         XXXXXX2110             683               INABS 2006-D (UBS) 09/13/06           $139,615.37
 1008115253          5253         XXXXXX5253             683               INABS 2006-D (UBS) 09/13/06           $166,009.63
 1008118067          8067         XXXXXX8067             683               INABS 2006-D (UBS) 09/13/06           $215,833.69
 1008118729          8729         XXXXXX8729             683               INABS 2006-D (UBS) 09/13/06            $64,681.71
 1008118984          8984         XXXXXX8984             683               INABS 2006-D (UBS) 09/13/06           $236,886.78
 1008120634          0634         XXXXXX0634             683               INABS 2006-D (UBS) 09/13/06           $287,604.24
 1008121848          1848         XXXXXX1848             683               INABS 2006-D (UBS) 09/13/06           $584,750.00
 1008122424          2424         XXXXXX2424             683               INABS 2006-D (UBS) 09/13/06           $153,748.73
 1008122671          2671         XXXXXX2671             683               INABS 2006-D (UBS) 09/13/06           $624,136.94
 1008122721          2721         XXXXXX2721             683               INABS 2006-D (UBS) 09/13/06           $255,132.29
 1008123067          3067         XXXXXX3067             683               INABS 2006-D (UBS) 09/13/06           $161,660.17
 1008123448          3448         XXXXXX3448             683               INABS 2006-D (UBS) 09/13/06              $0.00
 1008124081          4081         XXXXXX4081             683               INABS 2006-D (UBS) 09/13/06           $213,024.25
 1008125575          5575         XXXXXX5575             683               INABS 2006-D (UBS) 09/13/06           $290,969.37
 1008125849          5849         XXXXXX5849             683               INABS 2006-D (UBS) 09/13/06           $233,791.15
 1008125856          5856         XXXXXX5856             683               INABS 2006-D (UBS) 09/13/06           $268,712.33
 1008125922          5922         XXXXXX5922             683               INABS 2006-D (UBS) 09/13/06           $499,359.13
 1008126938          6938         XXXXXX6938             683               INABS 2006-D (UBS) 09/13/06           $143,500.00
 1008127258          7258         XXXXXX7258             683               INABS 2006-D (UBS) 09/13/06           $228,648.79
 1008130971          0971         XXXXXX0971             683               INABS 2006-D (UBS) 09/13/06           $371,981.08
 1008131078          1078         XXXXXX1078             683               INABS 2006-D (UBS) 09/13/06           $368,289.26
 1008131219          1219         XXXXXX1219             683               INABS 2006-D (UBS) 09/13/06           $345,000.00
 1008131490          1490         XXXXXX1490             683               INABS 2006-D (UBS) 09/13/06           $201,647.55
 1008134700          4700         XXXXXX4700             683               INABS 2006-D (UBS) 09/13/06           $195,285.76
 1008135681          5681         XXXXXX5681             683               INABS 2006-D (UBS) 09/13/06           $335,483.46
 1008136416          6416         XXXXXX6416             683               INABS 2006-D (UBS) 09/13/06            $75,944.98
 1008137026          7026         XXXXXX7026             683               INABS 2006-D (UBS) 09/13/06           $133,200.00
 1008137778          7778         XXXXXX7778             683               INABS 2006-D (UBS) 09/13/06            $39,911.61
 1008137794          7794         XXXXXX7794             683               INABS 2006-D (UBS) 09/13/06           $177,169.90
 1008139683          9683         XXXXXX9683             683               INABS 2006-D (UBS) 09/13/06           $399,267.89
 1008140293          0293         XXXXXX0293             683               INABS 2006-D (UBS) 09/13/06           $404,177.66
 1008140863          0863         XXXXXX0863             683               INABS 2006-D (UBS) 09/13/06           $152,675.25
 1008140996          0996         XXXXXX0996             683               INABS 2006-D (UBS) 09/13/06           $275,341.14
 1008141572          1572         XXXXXX1572             683               INABS 2006-D (UBS) 09/13/06           $195,560.89
 1008142489          2489         XXXXXX2489             683               INABS 2006-D (UBS) 09/13/06           $143,903.53
 1008143420          3420         XXXXXX3420             683               INABS 2006-D (UBS) 09/13/06           $331,717.13
 1008145557          5557         XXXXXX5557             683               INABS 2006-D (UBS) 09/13/06           $529,507.31
 1008145607          5607         XXXXXX5607             683               INABS 2006-D (UBS) 09/13/06           $119,893.62
 1008145797          5797         XXXXXX5797             683               INABS 2006-D (UBS) 09/13/06           $327,200.00
 1008145987          5987         XXXXXX5987             683               INABS 2006-D (UBS) 09/13/06           $296,328.33
 1008146670          6670         XXXXXX6670             683               INABS 2006-D (UBS) 09/13/06           $340,645.32
 1008150755          0755         XXXXXX0755             683               INABS 2006-D (UBS) 09/13/06            $95,328.63
 1008151308          1308         XXXXXX1308             683               INABS 2006-D (UBS) 09/13/06           $229,556.99
 1008154583          4583         XXXXXX4583             683               INABS 2006-D (UBS) 09/13/06           $116,090.24
 1008156273          6273         XXXXXX6273             683               INABS 2006-D (UBS) 09/13/06           $256,000.00
 1008157446          7446         XXXXXX7446             683               INABS 2006-D (UBS) 09/13/06           $254,995.21
 1008158345          8345         XXXXXX8345             683               INABS 2006-D (UBS) 09/13/06           $443,756.94
 1008158873          8873         XXXXXX8873             683               INABS 2006-D (UBS) 09/13/06           $220,959.69
 1008158980          8980         XXXXXX8980             683               INABS 2006-D (UBS) 09/13/06           $121,772.07
 1008160192          0192         XXXXXX0192             683               INABS 2006-D (UBS) 09/13/06            $54,943.10
 1008160317          0317         XXXXXX0317             683               INABS 2006-D (UBS) 09/13/06            $64,624.33
 1008162172          2172         XXXXXX2172             683               INABS 2006-D (UBS) 09/13/06            $63,248.08
 1008162495          2495         XXXXXX2495             683               INABS 2006-D (UBS) 09/13/06           $161,281.86
 1008162818          2818         XXXXXX2818             683               INABS 2006-D (UBS) 09/13/06           $194,516.55
 1008162966          2966         XXXXXX2966             683               INABS 2006-D (UBS) 09/13/06           $321,767.13
 1008163790          3790         XXXXXX3790             683               INABS 2006-D (UBS) 09/13/06           $267,813.69
 1008164558          4558         XXXXXX4558             683               INABS 2006-D (UBS) 09/13/06           $115,293.95
 1008164624          4624         XXXXXX4624             683               INABS 2006-D (UBS) 09/13/06           $317,592.79
 1008165084          5084         XXXXXX5084             683               INABS 2006-D (UBS) 09/13/06           $249,737.35
 1008165167          5167         XXXXXX5167             683               INABS 2006-D (UBS) 09/13/06            $95,961.85
 1008165266          5266         XXXXXX5266             683               INABS 2006-D (UBS) 09/13/06           $658,557.80
 1008166140          6140         XXXXXX6140             683               INABS 2006-D (UBS) 09/13/06            $83,580.83
 1008167387          7387         XXXXXX7387             683               INABS 2006-D (UBS) 09/13/06           $195,737.70
 1008167718          7718         XXXXXX7718             683               INABS 2006-D (UBS) 09/13/06           $115,053.83
 1008169169          9169         XXXXXX9169             683               INABS 2006-D (UBS) 09/13/06           $661,974.15
 1008169615          9615         XXXXXX9615             683               INABS 2006-D (UBS) 09/13/06           $270,900.00
 1008170605          0605         XXXXXX0605             683               INABS 2006-D (UBS) 09/13/06           $171,152.46
 1008171462          1462         XXXXXX1462             683               INABS 2006-D (UBS) 09/13/06           $314,466.30
 1008171553          1553         XXXXXX1553             683               INABS 2006-D (UBS) 09/13/06              $0.00
 1008173534          3534         XXXXXX3534             683               INABS 2006-D (UBS) 09/13/06           $135,898.24
 1008173617          3617         XXXXXX3617             683               INABS 2006-D (UBS) 09/13/06           $221,804.19
 1008175414          5414         XXXXXX5414             683               INABS 2006-D (UBS) 09/13/06           $211,649.99
 1008175471          5471         XXXXXX5471             683               INABS 2006-D (UBS) 09/13/06           $350,649.57
 1008176206          6206         XXXXXX6206             683               INABS 2006-D (UBS) 09/13/06           $450,577.45
 1008176826          6826         XXXXXX6826             683               INABS 2006-D (UBS) 09/13/06            $65,363.88
 1008178285          8285         XXXXXX8285             683               INABS 2006-D (UBS) 09/13/06           $223,568.53
 1008179069          9069         XXXXXX9069             683               INABS 2006-D (UBS) 09/13/06           $390,255.95
 1008179861          9861         XXXXXX9861             683               INABS 2006-D (UBS) 09/13/06           $120,728.91
 1008181222          1222         XXXXXX1222             683               INABS 2006-D (UBS) 09/13/06           $455,511.36
 1008182626          2626         XXXXXX2626             683               INABS 2006-D (UBS) 09/13/06           $176,430.21
 1008184085          4085         XXXXXX4085             683               INABS 2006-D (UBS) 09/13/06           $449,424.13
 1008185652          5652         XXXXXX5652             683               INABS 2006-D (UBS) 09/13/06           $315,000.00
 1008186478          6478         XXXXXX6478             683               INABS 2006-D (UBS) 09/13/06           $211,263.69
 1008187724          7724         XXXXXX7724             683               INABS 2006-D (UBS) 09/13/06           $197,498.10
 1008189621          9621         XXXXXX9621             683               INABS 2006-D (UBS) 09/13/06            $67,396.94
 1008190603          0603         XXXXXX0603             683               INABS 2006-D (UBS) 09/13/06           $234,874.94
 1008190850          0850         XXXXXX0850             683               INABS 2006-D (UBS) 09/13/06           $259,038.08
 1008191239          1239         XXXXXX1239             683               INABS 2006-D (UBS) 09/13/06           $352,300.39
 1008192203          2203         XXXXXX2203             683               INABS 2006-D (UBS) 09/13/06           $350,727.65
 1008192526          2526         XXXXXX2526             683               INABS 2006-D (UBS) 09/13/06           $270,547.46
 1008192641          2641         XXXXXX2641             683               INABS 2006-D (UBS) 09/13/06            $49,871.51
 1008192765          2765         XXXXXX2765             683               INABS 2006-D (UBS) 09/13/06           $445,585.57
 1008193284          3284         XXXXXX3284             683               INABS 2006-D (UBS) 09/13/06            $97,858.03
 1008194084          4084         XXXXXX4084             683               INABS 2006-D (UBS) 09/13/06           $237,876.56
 1008195107          5107         XXXXXX5107             683               INABS 2006-D (UBS) 09/13/06           $477,000.00
 1008195388          5388         XXXXXX5388             683               INABS 2006-D (UBS) 09/13/06           $223,559.97
 1008195529          5529         XXXXXX5529             683               INABS 2006-D (UBS) 09/13/06           $355,100.00
 1008197194          7194         XXXXXX7194             683               INABS 2006-D (UBS) 09/13/06           $229,610.32
 1008197798          7798         XXXXXX7798             683               INABS 2006-D (UBS) 09/13/06           $339,138.15
 1008198135          8135         XXXXXX8135             683               INABS 2006-D (UBS) 09/13/06           $408,985.70
 1008198457          8457         XXXXXX8457             683               INABS 2006-D (UBS) 09/13/06           $443,288.88
 1008198572          8572         XXXXXX8572             683               INABS 2006-D (UBS) 09/13/06           $378,000.00
 1008198788          8788         XXXXXX8788             683               INABS 2006-D (UBS) 09/13/06           $651,344.74
 1008200303          0303         XXXXXX0303             683               INABS 2006-D (UBS) 09/13/06           $457,163.39
 1008200402          0402         XXXXXX0402             683               INABS 2006-D (UBS) 09/13/06           $382,927.34
 1008201434          1434         XXXXXX1434             683               INABS 2006-D (UBS) 09/13/06            $90,916.96
 1008202051          2051         XXXXXX2051             683               INABS 2006-D (UBS) 09/13/06           $211,185.42
 1008203109          3109         XXXXXX3109             683               INABS 2006-D (UBS) 09/13/06           $772,923.55
 1008205542          5542         XXXXXX5542             683               INABS 2006-D (UBS) 09/13/06           $148,163.30
 1008206193          6193         XXXXXX6193             683               INABS 2006-D (UBS) 09/13/06           $279,537.73
 1008208108          8108         XXXXXX8108             683               INABS 2006-D (UBS) 09/13/06           $279,782.42
 1008209106          9106         XXXXXX9106             683               INABS 2006-D (UBS) 09/13/06           $343,432.06
 1008209403          9403         XXXXXX9403             683               INABS 2006-D (UBS) 09/13/06           $207,510.50
 1008209502          9502         XXXXXX9502             683               INABS 2006-D (UBS) 09/13/06            $56,323.14
 1008209908          9908         XXXXXX9908             683               INABS 2006-D (UBS) 09/13/06           $240,791.31
 1008210278          0278         XXXXXX0278             683               INABS 2006-D (UBS) 09/13/06           $199,502.22
 1008212514          2514         XXXXXX2514             683               INABS 2006-D (UBS) 09/13/06           $203,380.17
 1008212787          2787         XXXXXX2787             683               INABS 2006-D (UBS) 09/13/06           $336,557.24
 1008214874          4874         XXXXXX4874             683               INABS 2006-D (UBS) 09/13/06           $285,527.82
 1008214973          4973         XXXXXX4973             683               INABS 2006-D (UBS) 09/13/06           $297,500.00
 1008217836          7836         XXXXXX7836             683               INABS 2006-D (UBS) 09/13/06           $224,588.16
 1008218073          8073         XXXXXX8073             683               INABS 2006-D (UBS) 09/13/06           $303,255.46
 1008219451          9451         XXXXXX9451             683               INABS 2006-D (UBS) 09/13/06           $305,127.72
 1008219691          9691         XXXXXX9691             683               INABS 2006-D (UBS) 09/13/06           $103,936.62
 1008219790          9790         XXXXXX9790             683               INABS 2006-D (UBS) 09/13/06           $179,795.81
 1008220707          0707         XXXXXX0707             683               INABS 2006-D (UBS) 09/13/06           $275,731.28
 1008221317          1317         XXXXXX1317             683               INABS 2006-D (UBS) 09/13/06           $202,174.23
 1008221986          1986         XXXXXX1986             683               INABS 2006-D (UBS) 09/13/06           $108,435.84
 1008222612          2612         XXXXXX2612             683               INABS 2006-D (UBS) 09/13/06           $335,469.03
 1008223305          3305         XXXXXX3305             683               INABS 2006-D (UBS) 09/13/06           $106,135.31
 1008227009          7009         XXXXXX7009             683               INABS 2006-D (UBS) 09/13/06           $115,672.95
 1008229674          9674         XXXXXX9674             683               INABS 2006-D (UBS) 09/13/06            $71,925.05
 1008231399          1399         XXXXXX1399             683               INABS 2006-D (UBS) 09/13/06           $379,646.75
 1008232579          2579         XXXXXX2579             683               INABS 2006-D (UBS) 09/13/06           $184,071.97
 1008232694          2694         XXXXXX2694             683               INABS 2006-D (UBS) 09/13/06           $175,144.35
 1008236323          6323         XXXXXX6323             683               INABS 2006-D (UBS) 09/13/06            $90,931.17
 1008237487          7487         XXXXXX7487             683               INABS 2006-D (UBS) 09/13/06           $194,811.83
 1008238600          8600         XXXXXX8600             683               INABS 2006-D (UBS) 09/13/06           $344,330.55
 1008238691          8691         XXXXXX8691             683               INABS 2006-D (UBS) 09/13/06           $230,844.26
 1008239905          9905         XXXXXX9905             683               INABS 2006-D (UBS) 09/13/06           $155,735.67
 1008240184          0184         XXXXXX0184             683               INABS 2006-D (UBS) 09/13/06           $158,781.51
 1008240416          0416         XXXXXX0416             683               INABS 2006-D (UBS) 09/13/06           $199,717.10
 1008240960          0960         XXXXXX0960             683               INABS 2006-D (UBS) 09/13/06           $188,587.01
 1008241752          1752         XXXXXX1752             683               INABS 2006-D (UBS) 09/13/06           $253,285.71
 1008242263          2263         XXXXXX2263             683               INABS 2006-D (UBS) 09/13/06           $169,637.72
 1008242339          2339         XXXXXX2339             683               INABS 2006-D (UBS) 09/13/06           $169,817.83
 1008242396          2396         XXXXXX2396             683               INABS 2006-D (UBS) 09/13/06           $305,481.55
 1008242560          2560         XXXXXX2560             683               INABS 2006-D (UBS) 09/13/06            $69,890.29
 1008242594          2594         XXXXXX2594             683               INABS 2006-D (UBS) 09/13/06           $313,057.64
 1008243204          3204         XXXXXX3204             683               INABS 2006-D (UBS) 09/13/06           $143,888.21
 1008243857          3857         XXXXXX3857             683               INABS 2006-D (UBS) 09/13/06            $89,970.90
 1008243915          3915         XXXXXX3915             683               INABS 2006-D (UBS) 09/13/06           $169,868.10
 1008244244          4244         XXXXXX4244             683               INABS 2006-D (UBS) 09/13/06           $197,911.49
 1008244624          4624         XXXXXX4624             683               INABS 2006-D (UBS) 09/13/06            $90,794.81
 1008245654          5654         XXXXXX5654             683               INABS 2006-D (UBS) 09/13/06           $227,474.00
 1008246264          6264         XXXXXX6264             683               INABS 2006-D (UBS) 09/13/06           $417,039.94
 1008246413          6413         XXXXXX6413             683               INABS 2006-D (UBS) 09/13/06           $149,776.91
 1008246876          6876         XXXXXX6876             683               INABS 2006-D (UBS) 09/13/06            $72,947.93
 1008247650          7650         XXXXXX7650             683               INABS 2006-D (UBS) 09/13/06           $179,879.41
 1008247957          7957         XXXXXX7957             683               INABS 2006-D (UBS) 09/13/06           $231,235.85
 1008248310          8310         XXXXXX8310             683               INABS 2006-D (UBS) 09/13/06           $198,517.34
 1008248401          8401         XXXXXX8401             683               INABS 2006-D (UBS) 09/13/06            $52,230.70
 1008249987          9987         XXXXXX9987             683               INABS 2006-D (UBS) 09/13/06            $97,749.76
 1008250373          0373         XXXXXX0373             683               INABS 2006-D (UBS) 09/13/06           $177,190.28
 1008250423          0423         XXXXXX0423             683               INABS 2006-D (UBS) 09/13/06           $377,360.00
 1008250852          0852         XXXXXX0852             683               INABS 2006-D (UBS) 09/13/06            $76,414.09
 1008251231          1231         XXXXXX1231             683               INABS 2006-D (UBS) 09/13/06           $124,876.97
 1008254409          4409         XXXXXX4409             683               INABS 2006-D (UBS) 09/13/06           $184,073.77
 1008254938          4938         XXXXXX4938             683               INABS 2006-D (UBS) 09/13/06           $436,500.00
 1008255158          5158         XXXXXX5158             683               INABS 2006-D (UBS) 09/13/06           $408,352.80
 1008255950          5950         XXXXXX5950             683               INABS 2006-D (UBS) 09/13/06            $49,903.70
 1008256479          6479         XXXXXX6479             683               INABS 2006-D (UBS) 09/13/06           $462,526.80
 1008256578          6578         XXXXXX6578             683               INABS 2006-D (UBS) 09/13/06           $172,792.01
 1008256594          6594         XXXXXX6594             683               INABS 2006-D (UBS) 09/13/06            $88,114.62
 1008256669          6669         XXXXXX6669             683               INABS 2006-D (UBS) 09/13/06           $303,797.59
 1008256776          6776         XXXXXX6776             683               INABS 2006-D (UBS) 09/13/06           $206,720.94
 1008256834          6834         XXXXXX6834             683               INABS 2006-D (UBS) 09/13/06           $272,662.76
 1008257873          7873         XXXXXX7873             683               INABS 2006-D (UBS) 09/13/06           $118,674.02
 1008258491          8491         XXXXXX8491             683               INABS 2006-D (UBS) 09/13/06           $231,955.69
 1008258848          8848         XXXXXX8848             683               INABS 2006-D (UBS) 09/13/06           $177,863.20
 1008259341          9341         XXXXXX9341             683               INABS 2006-D (UBS) 09/13/06           $344,125.49
 1008259473          9473         XXXXXX9473             683               INABS 2006-D (UBS) 09/13/06           $417,552.07
 1008259770          9770         XXXXXX9770             683               INABS 2006-D (UBS) 09/13/06           $369,678.98
 1008261891          1891         XXXXXX1891             683               INABS 2006-D (UBS) 09/13/06           $153,498.19
 1008262063          2063         XXXXXX2063             683               INABS 2006-D (UBS) 09/13/06           $238,562.57
 1008262550          2550         XXXXXX2550             683               INABS 2006-D (UBS) 09/13/06           $184,585.52
 1008263905          3905         XXXXXX3905             683               INABS 2006-D (UBS) 09/13/06              $0.00
 1008264358          4358         XXXXXX4358             683               INABS 2006-D (UBS) 09/13/06            $97,711.42
 1008264374          4374         XXXXXX4374             683               INABS 2006-D (UBS) 09/13/06           $139,899.05
 1008264507          4507         XXXXXX4507             683               INABS 2006-D (UBS) 09/13/06           $131,978.32
 1008267211          7211         XXXXXX7211             683               INABS 2006-D (UBS) 09/13/06           $496,430.45
 1008267922          7922         XXXXXX7922             683               INABS 2006-D (UBS) 09/13/06            $78,671.66
 1008268862          8862         XXXXXX8862             683               INABS 2006-D (UBS) 09/13/06            $88,358.76
 1008269100          9100         XXXXXX9100             683               INABS 2006-D (UBS) 09/13/06           $146,431.48
 1008271916          1916         XXXXXX1916             683               INABS 2006-D (UBS) 09/13/06           $208,979.30
 1008271981          1981         XXXXXX1981             683               INABS 2006-D (UBS) 09/13/06           $105,562.51
 1008272484          2484         XXXXXX2484             683               INABS 2006-D (UBS) 09/13/06           $147,644.59
 1008273102          3102         XXXXXX3102             683               INABS 2006-D (UBS) 09/13/06           $411,782.81
 1008274704          4704         XXXXXX4704             683               INABS 2006-D (UBS) 09/13/06           $139,263.66
 1008275263          5263         XXXXXX5263             683               INABS 2006-D (UBS) 09/13/06           $191,022.25
 1008275800          5800         XXXXXX5800             683               INABS 2006-D (UBS) 09/13/06           $237,000.00
 1008277293          7293         XXXXXX7293             683               INABS 2006-D (UBS) 09/13/06            $90,736.47
 1008278341          8341         XXXXXX8341             683               INABS 2006-D (UBS) 09/13/06           $202,727.57
 1008278580          8580         XXXXXX8580             683               INABS 2006-D (UBS) 09/13/06           $191,569.85
 1008280198          0198         XXXXXX0198             683               INABS 2006-D (UBS) 09/13/06           $145,000.00
 1008282111          2111         XXXXXX2111             683               INABS 2006-D (UBS) 09/13/06           $202,500.00
 1008283309          3309         XXXXXX3309             683               INABS 2006-D (UBS) 09/13/06           $295,000.00
 1008284844          4844         XXXXXX4844             683               INABS 2006-D (UBS) 09/13/06           $213,456.25
 1008285296          5296         XXXXXX5296             683               INABS 2006-D (UBS) 09/13/06           $225,596.85
 1008286054          6054         XXXXXX6054             683               INABS 2006-D (UBS) 09/13/06           $174,695.73
 1008286773          6773         XXXXXX6773             683               INABS 2006-D (UBS) 09/13/06           $149,253.18
 1008290783          0783         XXXXXX0783             683               INABS 2006-D (UBS) 09/13/06           $242,912.37
 1008292631          2631         XXXXXX2631             683               INABS 2006-D (UBS) 09/13/06           $239,676.87
 1008294777          4777         XXXXXX4777             683               INABS 2006-D (UBS) 09/13/06           $171,647.01
 1008295410          5410         XXXXXX5410             683               INABS 2006-D (UBS) 09/13/06           $189,730.94
 1008295543          5543         XXXXXX5543             683               INABS 2006-D (UBS) 09/13/06           $199,185.20
 1008295782          5782         XXXXXX5782             683               INABS 2006-D (UBS) 09/13/06           $230,792.84
 1008297168          7168         XXXXXX7168             683               INABS 2006-D (UBS) 09/13/06           $143,907.03
 1008297416          7416         XXXXXX7416             683               INABS 2006-D (UBS) 09/13/06           $262,576.94
 1008299743          9743         XXXXXX9743             683               INABS 2006-D (UBS) 09/13/06            $80,866.28
 1008299768          9768         XXXXXX9768             683               INABS 2006-D (UBS) 09/13/06           $595,255.09
 1008300665          0665         XXXXXX0665             683               INABS 2006-D (UBS) 09/13/06           $388,710.73
 1008303578          3578         XXXXXX3578             683               INABS 2006-D (UBS) 09/13/06           $191,926.37
 1008304295          4295         XXXXXX4295             683               INABS 2006-D (UBS) 09/13/06           $229,860.67
 1008305318          5318         XXXXXX5318             683               INABS 2006-D (UBS) 09/13/06           $130,214.84
 1008307181          7181         XXXXXX7181             683               INABS 2006-D (UBS) 09/13/06            $46,684.05
 1008308502          8502         XXXXXX8502             683               INABS 2006-D (UBS) 09/13/06           $148,314.75
 1008309674          9674         XXXXXX9674             683               INABS 2006-D (UBS) 09/13/06           $551,620.52
 1008310334          0334         XXXXXX0334             683               INABS 2006-D (UBS) 09/13/06           $223,734.55
 1008310607          0607         XXXXXX0607             683               INABS 2006-D (UBS) 09/13/06           $347,844.39
 1008311761          1761         XXXXXX1761             683               INABS 2006-D (UBS) 09/13/06            $64,907.95
 1008312876          2876         XXXXXX2876             683               INABS 2006-D (UBS) 09/13/06           $128,708.26
 1008314054          4054         XXXXXX4054             683               INABS 2006-D (UBS) 09/13/06            $96,149.54
 1008314781          4781         XXXXXX4781             683               INABS 2006-D (UBS) 09/13/06           $200,265.47
 1008315028          5028         XXXXXX5028             683               INABS 2006-D (UBS) 09/13/06           $219,500.00
 1008317982          7982         XXXXXX7982             683               INABS 2006-D (UBS) 09/13/06           $206,557.13
 1008322131          2131         XXXXXX2131             683               INABS 2006-D (UBS) 09/13/06           $144,419.81
 1008322693          2693         XXXXXX2693             683               INABS 2006-D (UBS) 09/13/06           $139,221.47
 1008325407          5407         XXXXXX5407             683               INABS 2006-D (UBS) 09/13/06           $195,779.43
 1008328070          8070         XXXXXX8070             683               INABS 2006-D (UBS) 09/13/06            $81,853.72
 1008328377          8377         XXXXXX8377             683               INABS 2006-D (UBS) 09/13/06           $160,999.01
 1008329128          9128         XXXXXX9128             683               INABS 2006-D (UBS) 09/13/06           $219,672.44
 1008330514          0514         XXXXXX0514             683               INABS 2006-D (UBS) 09/13/06           $127,836.20
 1008331835          1835         XXXXXX1835             683               INABS 2006-D (UBS) 09/13/06           $234,729.85
 1008331892          1892         XXXXXX1892             683               INABS 2006-D (UBS) 09/13/06           $195,742.72
 1008334128          4128         XXXXXX4128             683               INABS 2006-D (UBS) 09/13/06           $310,168.27
 1008334441          4441         XXXXXX4441             683               INABS 2006-D (UBS) 09/13/06           $151,728.84
 1008335976          5976         XXXXXX5976             683               INABS 2006-D (UBS) 09/13/06            $81,881.21
 1008337089          7089         XXXXXX7089             683               INABS 2006-D (UBS) 09/13/06           $164,603.76
 1008339051          9051         XXXXXX9051             683               INABS 2006-D (UBS) 09/13/06           $228,611.42
 1008341032          1032         XXXXXX1032             683               INABS 2006-D (UBS) 09/13/06           $151,933.59
 1008341974          1974         XXXXXX1974             683               INABS 2006-D (UBS) 09/13/06           $235,592.48
 1008344606          4606         XXXXXX4606             683               INABS 2006-D (UBS) 09/13/06           $318,520.16
 1008346361          6361         XXXXXX6361             683               INABS 2006-D (UBS) 09/13/06            $35,837.19
 1008347286          7286         XXXXXX7286             683               INABS 2006-D (UBS) 09/13/06            $72,409.57
 1008352245          2245         XXXXXX2245             683               INABS 2006-D (UBS) 09/13/06           $125,639.02
 1008353862          3862         XXXXXX3862             683               INABS 2006-D (UBS) 09/13/06            $76,763.83
 1008357194          7194         XXXXXX7194             683               INABS 2006-D (UBS) 09/13/06           $381,724.91
 1008358168          8168         XXXXXX8168             683               INABS 2006-D (UBS) 09/13/06           $100,000.00
 1008362764          2764         XXXXXX2764             683               INABS 2006-D (UBS) 09/13/06           $136,406.02
 1008362889          2889         XXXXXX2889             683               INABS 2006-D (UBS) 09/13/06            $89,554.75
 1008364778          4778         XXXXXX4778             683               INABS 2006-D (UBS) 09/13/06           $289,578.88
 1008366955          6955         XXXXXX6955             683               INABS 2006-D (UBS) 09/13/06           $113,290.91
 1008367292          7292         XXXXXX7292             683               INABS 2006-D (UBS) 09/13/06           $137,925.25
 1008369686          9686         XXXXXX9686             683               INABS 2006-D (UBS) 09/13/06           $223,840.44
 1008372011          2011         XXXXXX2011             683               INABS 2006-D (UBS) 09/13/06           $355,300.00
 1008373688          3688         XXXXXX3688             683               INABS 2006-D (UBS) 09/13/06           $405,000.00
 1008375246          5246         XXXXXX5246             683               INABS 2006-D (UBS) 09/13/06            $82,457.23
 1008375253          5253         XXXXXX5253             683               INABS 2006-D (UBS) 09/13/06           $221,888.78
 1008378521          8521         XXXXXX8521             683               INABS 2006-D (UBS) 09/13/06            $56,647.03
 1008378554          8554         XXXXXX8554             683               INABS 2006-D (UBS) 09/13/06           $258,260.51
 1008378588          8588         XXXXXX8588             683               INABS 2006-D (UBS) 09/13/06           $123,457.52
 1008381327          1327         XXXXXX1327             683               INABS 2006-D (UBS) 09/13/06           $243,236.23
 1008384750          4750         XXXXXX4750             683               INABS 2006-D (UBS) 09/13/06           $127,251.89
 1008385849          5849         XXXXXX5849             683               INABS 2006-D (UBS) 09/13/06           $164,783.41
 1008388223          8223         XXXXXX8223             683               INABS 2006-D (UBS) 09/13/06           $101,443.22
 1008391300          1300         XXXXXX1300             683               INABS 2006-D (UBS) 09/13/06           $462,804.15
 1008392407          2407         XXXXXX2407             683               INABS 2006-D (UBS) 09/13/06           $104,854.30
 1008392548          2548         XXXXXX2548             683               INABS 2006-D (UBS) 09/13/06           $499,941.71
 1008395376          5376         XXXXXX5376             683               INABS 2006-D (UBS) 09/13/06           $284,524.66
 1008397091          7091         XXXXXX7091             683               INABS 2006-D (UBS) 09/13/06           $299,679.49
 3001527385          7385         XXXXXX7385             683               INABS 2006-D (UBS) 09/13/06           $229,500.00
 3001619125          9125         XXXXXX9125             683               INABS 2006-D (UBS) 09/13/06            $62,901.62
 3001619752          9752         XXXXXX9752             683               INABS 2006-D (UBS) 09/13/06            $57,544.78
 3001774870          4870         XXXXXX4870             683               INABS 2006-D (UBS) 09/13/06            $23,797.54
 3001786882          6882         XXXXXX6882             683               INABS 2006-D (UBS) 09/13/06           $134,618.36
 3001797301          7301         XXXXXX7301             683               INABS 2006-D (UBS) 09/13/06            $81,225.88
 3001813967          3967         XXXXXX3967             683               INABS 2006-D (UBS) 09/13/06           $170,207.17
 3001818537          8537         XXXXXX8537             683               INABS 2006-D (UBS) 09/13/06           $564,000.00
 3001887177          7177         XXXXXX7177             683               INABS 2006-D (UBS) 09/13/06           $403,200.00
 1000888188          8188         XXXXXX8188            6018               INABS 2006-E LEHMAN 12/8/06            $57,871.86
 1000914018          4018         XXXXXX4018            6018               INABS 2006-E LEHMAN 12/8/06            $73,556.17
 1000946945          6945         XXXXXX6945            6018               INABS 2006-E LEHMAN 12/8/06            $70,175.05
 1000982445          2445         XXXXXX2445            6018               INABS 2006-E LEHMAN 12/8/06            $64,118.32
 1001093085          3085         XXXXXX3085            6018               INABS 2006-E LEHMAN 12/8/06           $114,935.72
 1001139029          9029         XXXXXX9029            6018               INABS 2006-E LEHMAN 12/8/06           $378,629.91
 1001143997          3997         XXXXXX3997            6018               INABS 2006-E LEHMAN 12/8/06            $62,534.82
 1001215423          5423         XXXXXX5423            6018               INABS 2006-E LEHMAN 12/8/06            $60,308.65
 1001215613          5613         XXXXXX5613            6018               INABS 2006-E LEHMAN 12/8/06            $63,815.75
 1001312337          2337         XXXXXX2337            6018               INABS 2006-E LEHMAN 12/8/06            $94,592.06
 1001320827          0827         XXXXXX0827            6018               INABS 2006-E LEHMAN 12/8/06           $435,700.55
 1001384831          4831         XXXXXX4831            6018               INABS 2006-E LEHMAN 12/8/06           $127,589.09
 1001439866          9866         XXXXXX9866            6018               INABS 2006-E LEHMAN 12/8/06            $36,838.16
 1001551074          1074         XXXXXX1074            6018               INABS 2006-E LEHMAN 12/8/06            $85,596.59
 1001573540          3540         XXXXXX3540            6018               INABS 2006-E LEHMAN 12/8/06            $53,229.94
 1001622206          2206         XXXXXX2206            6018               INABS 2006-E LEHMAN 12/8/06            $89,707.60
 1001703840          3840         XXXXXX3840            6018               INABS 2006-E LEHMAN 12/8/06           $156,878.69
 1001781564          1564         XXXXXX1564            6018               INABS 2006-E LEHMAN 12/8/06            $57,498.88
 1001821832          1832         XXXXXX1832            6018               INABS 2006-E LEHMAN 12/8/06            $88,020.02
 1001854759          4759         XXXXXX4759            6018               INABS 2006-E LEHMAN 12/8/06            $79,146.85
 1001861390          1390         XXXXXX1390            6018               INABS 2006-E LEHMAN 12/8/06            $59,653.98
 1001896651          6651         XXXXXX6651            6018               INABS 2006-E LEHMAN 12/8/06           $109,234.49
 1001955812          5812         XXXXXX5812            6018               INABS 2006-E LEHMAN 12/8/06           $155,147.99
 1002045423          5423         XXXXXX5423            6018               INABS 2006-E LEHMAN 12/8/06           $129,972.93
 1002263158          3158         XXXXXX3158            6018               INABS 2006-E LEHMAN 12/8/06           $319,508.19
 1002414785          4785         XXXXXX4785            6018               INABS 2006-E LEHMAN 12/8/06            $51,384.42
 1002467569          7569         XXXXXX7569            6018               INABS 2006-E LEHMAN 12/8/06            $52,992.04
 1002579652          9652         XXXXXX9652            6018               INABS 2006-E LEHMAN 12/8/06           $509,288.32
 1003063474          3474         XXXXXX3474            6018               INABS 2006-E LEHMAN 12/8/06           $193,710.05
 1003130844          0844         XXXXXX0844            6018               INABS 2006-E LEHMAN 12/8/06            $78,017.35
 1003596036          6036         XXXXXX6036            6018               INABS 2006-E LEHMAN 12/8/06           $147,038.04
 1003611686          1686         XXXXXX1686            6018               INABS 2006-E LEHMAN 12/8/06           $108,412.70
 1003639422          9422         XXXXXX9422            6018               INABS 2006-E LEHMAN 12/8/06           $107,095.33
 1003985452          5452         XXXXXX5452            6018               INABS 2006-E LEHMAN 12/8/06           $299,059.77
 1004103311          3311         XXXXXX3311            6018               INABS 2006-E LEHMAN 12/8/06           $147,418.95
 1004141725          1725         XXXXXX1725            6018               INABS 2006-E LEHMAN 12/8/06            $97,890.43
 1004160154          0154         XXXXXX0154            6018               INABS 2006-E LEHMAN 12/8/06            $58,613.13
 1004188122          8122         XXXXXX8122            6018               INABS 2006-E LEHMAN 12/8/06           $229,384.98
 1004205488          5488         XXXXXX5488            6018               INABS 2006-E LEHMAN 12/8/06           $113,281.21
 1004206692          6692         XXXXXX6692            6018               INABS 2006-E LEHMAN 12/8/06            $49,962.49
 1004239149          9149         XXXXXX9149            6018               INABS 2006-E LEHMAN 12/8/06           $154,180.09
 1004266753          6753         XXXXXX6753            6018               INABS 2006-E LEHMAN 12/8/06           $467,829.61
 1004321251          1251         XXXXXX1251            6018               INABS 2006-E LEHMAN 12/8/06            $57,137.30
 1004355986          5986         XXXXXX5986            6018               INABS 2006-E LEHMAN 12/8/06            $85,216.32
 1004378939          8939         XXXXXX8939            6018               INABS 2006-E LEHMAN 12/8/06           $280,336.32
 1004392351          2351         XXXXXX2351            6018               INABS 2006-E LEHMAN 12/8/06              $0.00
 1004400014          0014         XXXXXX0014            6018               INABS 2006-E LEHMAN 12/8/06           $158,218.08
 1004412118          2118         XXXXXX2118            6018               INABS 2006-E LEHMAN 12/8/06           $126,118.11
 1004430284          0284         XXXXXX0284            6018               INABS 2006-E LEHMAN 12/8/06           $183,537.38
 1004431837          1837         XXXXXX1837            6018               INABS 2006-E LEHMAN 12/8/06            $68,431.47
 1004436869          6869         XXXXXX6869            6018               INABS 2006-E LEHMAN 12/8/06           $165,890.70
 1004442131          2131         XXXXXX2131            6018               INABS 2006-E LEHMAN 12/8/06           $377,222.39
 1004443154          3154         XXXXXX3154            6018               INABS 2006-E LEHMAN 12/8/06            $78,105.52
 1004454631          4631         XXXXXX4631            6018               INABS 2006-E LEHMAN 12/8/06            $66,525.38
 1004460992          0992         XXXXXX0992            6018               INABS 2006-E LEHMAN 12/8/06           $242,734.77
 1004465397          5397         XXXXXX5397            6018               INABS 2006-E LEHMAN 12/8/06           $109,773.33
 1004467724          7724         XXXXXX7724            6018               INABS 2006-E LEHMAN 12/8/06           $114,407.48
 1004486195          6195         XXXXXX6195            6018               INABS 2006-E LEHMAN 12/8/06            $87,391.58
 1004507859          7859         XXXXXX7859            6018               INABS 2006-E LEHMAN 12/8/06           $100,368.39
 1004509764          9764         XXXXXX9764            6018               INABS 2006-E LEHMAN 12/8/06            $89,374.83
 1004529119          9119         XXXXXX9119            6018               INABS 2006-E LEHMAN 12/8/06           $167,604.20
 1004556450          6450         XXXXXX6450            6018               INABS 2006-E LEHMAN 12/8/06            $94,138.62
 1004556922          6922         XXXXXX6922            6018               INABS 2006-E LEHMAN 12/8/06            $73,807.91
 1004569305          9305         XXXXXX9305            6018               INABS 2006-E LEHMAN 12/8/06            $82,780.25
 1004577563          7563         XXXXXX7563            6018               INABS 2006-E LEHMAN 12/8/06            $86,351.54
 1004582688          2688         XXXXXX2688            6018               INABS 2006-E LEHMAN 12/8/06           $299,710.38
 1004583264          3264         XXXXXX3264            6018               INABS 2006-E LEHMAN 12/8/06           $164,446.93
 1004584783          4783         XXXXXX4783            6018               INABS 2006-E LEHMAN 12/8/06            $73,427.05
 1004591341          1341         XXXXXX1341            6018               INABS 2006-E LEHMAN 12/8/06           $132,421.30
 1004597819          7819         XXXXXX7819            6018               INABS 2006-E LEHMAN 12/8/06           $215,710.50
 1004609846          9846         XXXXXX9846            6018               INABS 2006-E LEHMAN 12/8/06           $371,215.30
 1004611941          1941         XXXXXX1941            6018               INABS 2006-E LEHMAN 12/8/06            $64,834.80
 1004612279          2279         XXXXXX2279            6018               INABS 2006-E LEHMAN 12/8/06           $164,833.85
 1004627004          7004         XXXXXX7004            6018               INABS 2006-E LEHMAN 12/8/06           $142,989.85
 1004639637          9637         XXXXXX9637            6018               INABS 2006-E LEHMAN 12/8/06            $79,416.67
 1004643563          3563         XXXXXX3563            6018               INABS 2006-E LEHMAN 12/8/06           $220,866.88
 1004651830          1830         XXXXXX1830            6018               INABS 2006-E LEHMAN 12/8/06           $224,736.67
 1004652028          2028         XXXXXX2028            6018               INABS 2006-E LEHMAN 12/8/06           $127,621.39
 1004663967          3967         XXXXXX3967            6018               INABS 2006-E LEHMAN 12/8/06           $172,216.66
 1004667224          7224         XXXXXX7224            6018               INABS 2006-E LEHMAN 12/8/06            $62,656.68
 1004672331          2331         XXXXXX2331            6018               INABS 2006-E LEHMAN 12/8/06           $219,770.01
 1004678262          8262         XXXXXX8262            6018               INABS 2006-E LEHMAN 12/8/06            $89,462.38
 1004682397          2397         XXXXXX2397            6018               INABS 2006-E LEHMAN 12/8/06           $124,815.04
 1004685655          5655         XXXXXX5655            6018               INABS 2006-E LEHMAN 12/8/06           $267,342.00
 1004686190          6190         XXXXXX6190            6018               INABS 2006-E LEHMAN 12/8/06           $236,186.75
 1004686489          6489         XXXXXX6489            6018               INABS 2006-E LEHMAN 12/8/06            $57,238.34
 1004686950          6950         XXXXXX6950            6018               INABS 2006-E LEHMAN 12/8/06           $139,387.08
 1004693006          3006         XXXXXX3006            6018               INABS 2006-E LEHMAN 12/8/06           $126,352.35
 1004697783          7783         XXXXXX7783            6018               INABS 2006-E LEHMAN 12/8/06           $208,541.34
 1004700587          0587         XXXXXX0587            6018               INABS 2006-E LEHMAN 12/8/06           $172,734.80
 1004705420          5420         XXXXXX5420            6018               INABS 2006-E LEHMAN 12/8/06              $0.00
 1004707426          7426         XXXXXX7426            6018               INABS 2006-E LEHMAN 12/8/06           $147,433.77
 1004710164          0164         XXXXXX0164            6018               INABS 2006-E LEHMAN 12/8/06           $195,460.54
 1004710800          0800         XXXXXX0800            6018               INABS 2006-E LEHMAN 12/8/06           $235,613.55
 1004713473          3473         XXXXXX3473            6018               INABS 2006-E LEHMAN 12/8/06           $328,409.12
 1004719330          9330         XXXXXX9330            6018               INABS 2006-E LEHMAN 12/8/06            $87,529.54
 1004719504          9504         XXXXXX9504            6018               INABS 2006-E LEHMAN 12/8/06           $164,182.42
 1004720460          0460         XXXXXX0460            6018               INABS 2006-E LEHMAN 12/8/06           $133,687.51
 1004721153          1153         XXXXXX1153            6018               INABS 2006-E LEHMAN 12/8/06           $169,858.86
 1004723258          3258         XXXXXX3258            6018               INABS 2006-E LEHMAN 12/8/06            $84,000.00
 1004723720          3720         XXXXXX3720            6018               INABS 2006-E LEHMAN 12/8/06            $88,395.21
 1004725931          5931         XXXXXX5931            6018               INABS 2006-E LEHMAN 12/8/06            $73,986.27
 1004735708          5708         XXXXXX5708            6018               INABS 2006-E LEHMAN 12/8/06           $163,649.32
 1004737639          7639         XXXXXX7639            6018               INABS 2006-E LEHMAN 12/8/06           $144,727.12
 1004739981          9981         XXXXXX9981            6018               INABS 2006-E LEHMAN 12/8/06           $111,167.44
 1004744684          4684         XXXXXX4684            6018               INABS 2006-E LEHMAN 12/8/06           $128,183.64
 1004746101          6101         XXXXXX6101            6018               INABS 2006-E LEHMAN 12/8/06           $143,788.01
 1004748487          8487         XXXXXX8487            6018               INABS 2006-E LEHMAN 12/8/06           $352,000.00
 1004753107          3107         XXXXXX3107            6018               INABS 2006-E LEHMAN 12/8/06           $140,693.58
 1004753842          3842         XXXXXX3842            6018               INABS 2006-E LEHMAN 12/8/06            $79,044.66
 1004772859          2859         XXXXXX2859            6018               INABS 2006-E LEHMAN 12/8/06           $126,204.04
 1004773592          3592         XXXXXX3592            6018               INABS 2006-E LEHMAN 12/8/06           $132,000.00
 1004773840          3840         XXXXXX3840            6018               INABS 2006-E LEHMAN 12/8/06           $198,475.69
 1004775423          5423         XXXXXX5423            6018               INABS 2006-E LEHMAN 12/8/06           $169,474.18
 1004776827          6827         XXXXXX6827            6018               INABS 2006-E LEHMAN 12/8/06           $102,199.43
 1004779532          9532         XXXXXX9532            6018               INABS 2006-E LEHMAN 12/8/06            $54,079.41
 1004781629          1629         XXXXXX1629            6018               INABS 2006-E LEHMAN 12/8/06            $85,833.35
 1004788301          8301         XXXXXX8301            6018               INABS 2006-E LEHMAN 12/8/06           $171,200.00
 1004788830          8830         XXXXXX8830            6018               INABS 2006-E LEHMAN 12/8/06           $364,967.15
 1004789648          9648         XXXXXX9648            6018               INABS 2006-E LEHMAN 12/8/06           $158,707.66
 1004796114          6114         XXXXXX6114            6018               INABS 2006-E LEHMAN 12/8/06            $75,220.76
 1004804991          4991         XXXXXX4991            6018               INABS 2006-E LEHMAN 12/8/06           $100,640.05
 1004814073          4073         XXXXXX4073            6018               INABS 2006-E LEHMAN 12/8/06           $121,802.73
 1004824171          4171         XXXXXX4171            6018               INABS 2006-E LEHMAN 12/8/06           $125,718.33
 1004833503          3503         XXXXXX3503            6018               INABS 2006-E LEHMAN 12/8/06           $180,510.02
 1004836902          6902         XXXXXX6902            6018               INABS 2006-E LEHMAN 12/8/06           $186,584.50
 1004838098          8098         XXXXXX8098            6018               INABS 2006-E LEHMAN 12/8/06           $323,670.00
 1004839732          9732         XXXXXX9732            6018               INABS 2006-E LEHMAN 12/8/06           $487,672.60
 1004842710          2710         XXXXXX2710            6018               INABS 2006-E LEHMAN 12/8/06           $209,808.19
 1004865976          5976         XXXXXX5976            6018               INABS 2006-E LEHMAN 12/8/06           $199,985.10
 1004870109          0109         XXXXXX0109            6018               INABS 2006-E LEHMAN 12/8/06           $179,796.72
 1004883136          3136         XXXXXX3136            6018               INABS 2006-E LEHMAN 12/8/06            $53,491.01
 1004885453          5453         XXXXXX5453            6018               INABS 2006-E LEHMAN 12/8/06           $146,600.16
 1004892426          2426         XXXXXX2426            6018               INABS 2006-E LEHMAN 12/8/06            $74,645.36
 1004903603          3603         XXXXXX3603            6018               INABS 2006-E LEHMAN 12/8/06           $116,330.77
 1004909469          9469         XXXXXX9469            6018               INABS 2006-E LEHMAN 12/8/06            $59,021.82
 1004910954          0954         XXXXXX0954            6018               INABS 2006-E LEHMAN 12/8/06           $245,211.64
 1004914899          4899         XXXXXX4899            6018               INABS 2006-E LEHMAN 12/8/06            $79,247.31
 1004923742          3742         XXXXXX3742            6018               INABS 2006-E LEHMAN 12/8/06            $69,189.14
 1004944086          4086         XXXXXX4086            6018               INABS 2006-E LEHMAN 12/8/06           $104,817.56
 1004948111          8111         XXXXXX8111            6018               INABS 2006-E LEHMAN 12/8/06           $265,791.55
 1004951966          1966         XXXXXX1966            6018               INABS 2006-E LEHMAN 12/8/06           $140,604.01
 1004960082          0082         XXXXXX0082            6018               INABS 2006-E LEHMAN 12/8/06           $101,794.26
 1004961551          1551         XXXXXX1551            6018               INABS 2006-E LEHMAN 12/8/06           $326,097.32
 1004969703          9703         XXXXXX9703            6018               INABS 2006-E LEHMAN 12/8/06           $317,559.77
 1004986012          6012         XXXXXX6012            6018               INABS 2006-E LEHMAN 12/8/06            $93,979.17
 1004986657          6657         XXXXXX6657            6018               INABS 2006-E LEHMAN 12/8/06           $102,497.51
 1004990568          0568         XXXXXX0568            6018               INABS 2006-E LEHMAN 12/8/06           $127,677.76
 1004992507          2507         XXXXXX2507            6018               INABS 2006-E LEHMAN 12/8/06           $138,506.22
 1005000326          0326         XXXXXX0326            6018               INABS 2006-E LEHMAN 12/8/06           $109,757.63
 1005003973          3973         XXXXXX3973            6018               INABS 2006-E LEHMAN 12/8/06           $122,894.30
 1005009459          9459         XXXXXX9459            6018               INABS 2006-E LEHMAN 12/8/06           $117,692.51
 1005022734          2734         XXXXXX2734            6018               INABS 2006-E LEHMAN 12/8/06           $132,792.81
 1005025786          5786         XXXXXX5786            6018               INABS 2006-E LEHMAN 12/8/06           $196,395.00
 1005038789          8789         XXXXXX8789            6018               INABS 2006-E LEHMAN 12/8/06           $178,415.51
 1005066830          6830         XXXXXX6830            6018               INABS 2006-E LEHMAN 12/8/06           $145,600.00
 1005067986          7986         XXXXXX7986            6018               INABS 2006-E LEHMAN 12/8/06           $217,065.09
 1007257999          7999         XXXXXX7999            6018               INABS 2006-E LEHMAN 12/8/06           $267,883.03
 1007327974          7974         XXXXXX7974            6018               INABS 2006-E LEHMAN 12/8/06              $0.00
 1007800723          0723         XXXXXX0723            6018               INABS 2006-E LEHMAN 12/8/06           $287,200.00
 1007827106          7106         XXXXXX7106            6018               INABS 2006-E LEHMAN 12/8/06           $444,000.00
 1007831090          1090         XXXXXX1090            6018               INABS 2006-E LEHMAN 12/8/06           $140,800.00
 1007893785          3785         XXXXXX3785            6018               INABS 2006-E LEHMAN 12/8/06           $281,000.00
 1007893942          3942         XXXXXX3942            6018               INABS 2006-E LEHMAN 12/8/06           $192,000.00
 1007917055          7055         XXXXXX7055            6018               INABS 2006-E LEHMAN 12/8/06           $304,800.00
 1007939828          9828         XXXXXX9828            6018               INABS 2006-E LEHMAN 12/8/06           $244,551.38
 1007944646          4646         XXXXXX4646            6018               INABS 2006-E LEHMAN 12/8/06           $114,162.75
 1007946690          6690         XXXXXX6690            6018               INABS 2006-E LEHMAN 12/8/06           $268,052.00
 1007951963          1963         XXXXXX1963            6018               INABS 2006-E LEHMAN 12/8/06           $179,372.48
 1007952847          2847         XXXXXX2847            6018               INABS 2006-E LEHMAN 12/8/06           $114,991.94
 1007991977          1977         XXXXXX1977            6018               INABS 2006-E LEHMAN 12/8/06           $350,560.00
 1007997354          7354         XXXXXX7354            6018               INABS 2006-E LEHMAN 12/8/06           $348,000.00
 1008000257          0257         XXXXXX0257            6018               INABS 2006-E LEHMAN 12/8/06           $219,919.95
 1008001776          1776         XXXXXX1776            6018               INABS 2006-E LEHMAN 12/8/06           $269,387.79
 1008008292          8292         XXXXXX8292            6018               INABS 2006-E LEHMAN 12/8/06           $162,400.00
 1008013300          3300         XXXXXX3300            6018               INABS 2006-E LEHMAN 12/8/06           $216,000.00
 1008015305          5305         XXXXXX5305            6018               INABS 2006-E LEHMAN 12/8/06           $227,198.54
 1008022582          2582         XXXXXX2582            6018               INABS 2006-E LEHMAN 12/8/06           $420,000.00
 1008027300          7300         XXXXXX7300            6018               INABS 2006-E LEHMAN 12/8/06           $176,000.00
 1008033464          3464         XXXXXX3464            6018               INABS 2006-E LEHMAN 12/8/06           $135,049.11
 1008046698          6698         XXXXXX6698            6018               INABS 2006-E LEHMAN 12/8/06           $182,021.00
 1008052936          2936         XXXXXX2936            6018               INABS 2006-E LEHMAN 12/8/06           $462,464.99
 1008059386          9386         XXXXXX9386            6018               INABS 2006-E LEHMAN 12/8/06           $141,275.48
 1008097436          7436         XXXXXX7436            6018               INABS 2006-E LEHMAN 12/8/06           $240,000.00
 1008105197          5197         XXXXXX5197            6018               INABS 2006-E LEHMAN 12/8/06           $193,619.70
 1008121137          1137         XXXXXX1137            6018               INABS 2006-E LEHMAN 12/8/06           $192,000.00
 1008128710          8710         XXXXXX8710            6018               INABS 2006-E LEHMAN 12/8/06           $284,822.70
 1008131474          1474         XXXXXX1474            6018               INABS 2006-E LEHMAN 12/8/06           $143,999.89
 1008133231          3231         XXXXXX3231            6018               INABS 2006-E LEHMAN 12/8/06           $204,000.00
 1008134338          4338         XXXXXX4338            6018               INABS 2006-E LEHMAN 12/8/06           $271,920.00
 1008140012          0012         XXXXXX0012            6018               INABS 2006-E LEHMAN 12/8/06            $44,925.71
 1008141408          1408         XXXXXX1408            6018               INABS 2006-E LEHMAN 12/8/06           $114,669.74
 1008159186          9186         XXXXXX9186            6018               INABS 2006-E LEHMAN 12/8/06           $384,000.00
 1008172254          2254         XXXXXX2254            6018               INABS 2006-E LEHMAN 12/8/06           $118,453.17
 1008179820          9820         XXXXXX9820            6018               INABS 2006-E LEHMAN 12/8/06           $304,902.69
 1008184333          4333         XXXXXX4333            6018               INABS 2006-E LEHMAN 12/8/06           $492,000.00
 1008187963          7963         XXXXXX7963            6018               INABS 2006-E LEHMAN 12/8/06           $141,729.33
 1008189282          9282         XXXXXX9282            6018               INABS 2006-E LEHMAN 12/8/06            $90,194.28
 1008190538          0538         XXXXXX0538            6018               INABS 2006-E LEHMAN 12/8/06           $144,732.44
 1008204073          4073         XXXXXX4073            6018               INABS 2006-E LEHMAN 12/8/06           $279,361.71
 1008204644          4644         XXXXXX4644            6018               INABS 2006-E LEHMAN 12/8/06           $270,634.36
 1008205526          5526         XXXXXX5526            6018               INABS 2006-E LEHMAN 12/8/06           $188,877.98
 1008237271          7271         XXXXXX7271            6018               INABS 2006-E LEHMAN 12/8/06           $221,254.98
 1008242685          2685         XXXXXX2685            6018               INABS 2006-E LEHMAN 12/8/06            $34,351.53
 1008251876          1876         XXXXXX1876            6018               INABS 2006-E LEHMAN 12/8/06           $218,722.14
 1008262360          2360         XXXXXX2360            6018               INABS 2006-E LEHMAN 12/8/06           $136,439.48
 1008264655          4655         XXXXXX4655            6018               INABS 2006-E LEHMAN 12/8/06           $280,000.00
 1008266825          6825         XXXXXX6825            6018               INABS 2006-E LEHMAN 12/8/06           $270,532.68
 1008272393          2393         XXXXXX2393            6018               INABS 2006-E LEHMAN 12/8/06           $304,000.00
 1008277426          7426         XXXXXX7426            6018               INABS 2006-E LEHMAN 12/8/06           $285,600.00
 1008295642          5642         XXXXXX5642            6018               INABS 2006-E LEHMAN 12/8/06           $308,000.00
 1008296772          6772         XXXXXX6772            6018               INABS 2006-E LEHMAN 12/8/06            $51,056.81
 1008296962          6962         XXXXXX6962            6018               INABS 2006-E LEHMAN 12/8/06           $202,395.62
 1008300517          0517         XXXXXX0517            6018               INABS 2006-E LEHMAN 12/8/06           $413,690.28
 1008302729          2729         XXXXXX2729            6018               INABS 2006-E LEHMAN 12/8/06           $162,873.34
 1008306027          6027         XXXXXX6027            6018               INABS 2006-E LEHMAN 12/8/06           $156,202.41
 1008312835          2835         XXXXXX2835            6018               INABS 2006-E LEHMAN 12/8/06           $417,000.00
 1008313486          3486         XXXXXX3486            6018               INABS 2006-E LEHMAN 12/8/06           $171,401.37
 1008313700          3700         XXXXXX3700            6018               INABS 2006-E LEHMAN 12/8/06           $711,467.79
 1008316513          6513         XXXXXX6513            6018               INABS 2006-E LEHMAN 12/8/06           $202,086.11
 1008321000          1000         XXXXXX1000            6018               INABS 2006-E LEHMAN 12/8/06           $107,893.34
 1008327015          7015         XXXXXX7015            6018               INABS 2006-E LEHMAN 12/8/06           $334,592.68
 1008331223          1223         XXXXXX1223            6018               INABS 2006-E LEHMAN 12/8/06           $166,400.79
 1008332122          2122         XXXXXX2122            6018               INABS 2006-E LEHMAN 12/8/06           $222,844.92
 1008332502          2502         XXXXXX2502            6018               INABS 2006-E LEHMAN 12/8/06           $186,184.21
 1008334409          4409         XXXXXX4409            6018               INABS 2006-E LEHMAN 12/8/06           $302,249.71
 1008341735          1735         XXXXXX1735            6018               INABS 2006-E LEHMAN 12/8/06           $269,431.03
 1008345421          5421         XXXXXX5421            6018               INABS 2006-E LEHMAN 12/8/06           $194,000.00
 1008346098          6098         XXXXXX6098            6018               INABS 2006-E LEHMAN 12/8/06            $77,154.58
 1008358994          8994         XXXXXX8994            6018               INABS 2006-E LEHMAN 12/8/06            $44,965.95
 1008360735          0735         XXXXXX0735            6018               INABS 2006-E LEHMAN 12/8/06           $188,000.00
 1008362731          2731         XXXXXX2731            6018               INABS 2006-E LEHMAN 12/8/06           $128,234.91
 1008367342          7342         XXXXXX7342            6018               INABS 2006-E LEHMAN 12/8/06           $155,325.00
 1008382762          2762         XXXXXX2762            6018               INABS 2006-E LEHMAN 12/8/06            $67,366.66
 1008384354          4354         XXXXXX4354            6018               INABS 2006-E LEHMAN 12/8/06           $258,764.34
 1008385351          5351         XXXXXX5351            6018               INABS 2006-E LEHMAN 12/8/06           $364,249.41
 1008393405          3405         XXXXXX3405            6018               INABS 2006-E LEHMAN 12/8/06           $451,250.00
 1008394635          4635         XXXXXX4635            6018               INABS 2006-E LEHMAN 12/8/06           $127,042.73
 1008399162          9162         XXXXXX9162            6018               INABS 2006-E LEHMAN 12/8/06           $225,979.12
 1008400267          0267         XXXXXX0267            6018               INABS 2006-E LEHMAN 12/8/06           $237,055.57
 1008402800          2800         XXXXXX2800            6018               INABS 2006-E LEHMAN 12/8/06           $285,329.87
 1008407221          7221         XXXXXX7221            6018               INABS 2006-E LEHMAN 12/8/06           $220,694.82
 1008408211          8211         XXXXXX8211            6018               INABS 2006-E LEHMAN 12/8/06           $300,374.03
 1008408351          8351         XXXXXX8351            6018               INABS 2006-E LEHMAN 12/8/06           $220,000.00
 1008413500          3500         XXXXXX3500            6018               INABS 2006-E LEHMAN 12/8/06           $432,737.68
 1008415745          5745         XXXXXX5745            6018               INABS 2006-E LEHMAN 12/8/06           $134,813.59
 1008416016          6016         XXXXXX6016            6018               INABS 2006-E LEHMAN 12/8/06            $97,939.80
 1008416354          6354         XXXXXX6354            6018               INABS 2006-E LEHMAN 12/8/06           $205,000.00
 1008416933          6933         XXXXXX6933            6018               INABS 2006-E LEHMAN 12/8/06           $377,931.74
 1008417006          7006         XXXXXX7006            6018               INABS 2006-E LEHMAN 12/8/06           $678,854.15
 1008417790          7790         XXXXXX7790            6018               INABS 2006-E LEHMAN 12/8/06           $139,825.36
 1008418558          8558         XXXXXX8558            6018               INABS 2006-E LEHMAN 12/8/06           $192,367.66
 1008419614          9614         XXXXXX9614            6018               INABS 2006-E LEHMAN 12/8/06            $64,916.83
 1008420125          0125         XXXXXX0125            6018               INABS 2006-E LEHMAN 12/8/06            $74,921.93
 1008420919          0919         XXXXXX0919            6018               INABS 2006-E LEHMAN 12/8/06           $117,362.13
 1008422071          2071         XXXXXX2071            6018               INABS 2006-E LEHMAN 12/8/06            $84,957.07
 1008422204          2204         XXXXXX2204            6018               INABS 2006-E LEHMAN 12/8/06           $279,572.57
 1008422600          2600         XXXXXX2600            6018               INABS 2006-E LEHMAN 12/8/06           $212,857.08
 1008423996          3996         XXXXXX3996            6018               INABS 2006-E LEHMAN 12/8/06           $151,861.32
 1008425694          5694         XXXXXX5694            6018               INABS 2006-E LEHMAN 12/8/06           $142,443.38
 1008427005          7005         XXXXXX7005            6018               INABS 2006-E LEHMAN 12/8/06           $117,682.82
 1008427690          7690         XXXXXX7690            6018               INABS 2006-E LEHMAN 12/8/06           $216,868.10
 1008429035          9035         XXXXXX9035            6018               INABS 2006-E LEHMAN 12/8/06              $0.00
 1008430645          0645         XXXXXX0645            6018               INABS 2006-E LEHMAN 12/8/06           $339,345.85
 1008432369          2369         XXXXXX2369            6018               INABS 2006-E LEHMAN 12/8/06           $197,901.59
 1008432641          2641         XXXXXX2641            6018               INABS 2006-E LEHMAN 12/8/06           $389,342.84
 1008436097          6097         XXXXXX6097            6018               INABS 2006-E LEHMAN 12/8/06           $194,791.67
 1008437376          7376         XXXXXX7376            6018               INABS 2006-E LEHMAN 12/8/06           $304,557.10
 1008439596          9596         XXXXXX9596            6018               INABS 2006-E LEHMAN 12/8/06           $499,690.81
 1008443101          3101         XXXXXX3101            6018               INABS 2006-E LEHMAN 12/8/06           $319,857.59
 1008444588          4588         XXXXXX4588            6018               INABS 2006-E LEHMAN 12/8/06           $521,720.94
 1008445148          5148         XXXXXX5148            6018               INABS 2006-E LEHMAN 12/8/06           $493,209.36
 1008445254          5254         XXXXXX5254            6018               INABS 2006-E LEHMAN 12/8/06            $84,962.18
 1008445890          5890         XXXXXX5890            6018               INABS 2006-E LEHMAN 12/8/06            $64,527.29
 1008447532          7532         XXXXXX7532            6018               INABS 2006-E LEHMAN 12/8/06           $191,017.46
 1008447888          7888         XXXXXX7888            6018               INABS 2006-E LEHMAN 12/8/06           $199,371.87
 1008449686          9686         XXXXXX9686            6018               INABS 2006-E LEHMAN 12/8/06           $258,716.00
 1008450064          0064         XXXXXX0064            6018               INABS 2006-E LEHMAN 12/8/06           $227,934.74
 1008450262          0262         XXXXXX0262            6018               INABS 2006-E LEHMAN 12/8/06            $35,979.86
 1008450312          0312         XXXXXX0312            6018               INABS 2006-E LEHMAN 12/8/06           $197,858.98
 1008451492          1492         XXXXXX1492            6018               INABS 2006-E LEHMAN 12/8/06            $55,900.92
 1008457283          7283         XXXXXX7283            6018               INABS 2006-E LEHMAN 12/8/06           $120,487.02
 1008462937          2937         XXXXXX2937            6018               INABS 2006-E LEHMAN 12/8/06           $139,338.89
 1008463356          3356         XXXXXX3356            6018               INABS 2006-E LEHMAN 12/8/06           $305,520.00
 1008463612          3612         XXXXXX3612            6018               INABS 2006-E LEHMAN 12/8/06           $543,799.08
 1008465278          5278         XXXXXX5278            6018               INABS 2006-E LEHMAN 12/8/06           $509,696.08
 1008469981          9981         XXXXXX9981            6018               INABS 2006-E LEHMAN 12/8/06           $700,901.43
 1008470724          0724         XXXXXX0724            6018               INABS 2006-E LEHMAN 12/8/06            $51,981.49
 1008471839          1839         XXXXXX1839            6018               INABS 2006-E LEHMAN 12/8/06           $238,331.50
 1008473017          3017         XXXXXX3017            6018               INABS 2006-E LEHMAN 12/8/06           $172,012.14
 1008473983          3983         XXXXXX3983            6018               INABS 2006-E LEHMAN 12/8/06           $161,318.25
 1008474148          4148         XXXXXX4148            6018               INABS 2006-E LEHMAN 12/8/06           $246,852.82
 1008474734          4734         XXXXXX4734            6018               INABS 2006-E LEHMAN 12/8/06           $139,973.26
 1008474791          4791         XXXXXX4791            6018               INABS 2006-E LEHMAN 12/8/06           $109,876.21
 1008478057          8057         XXXXXX8057            6018               INABS 2006-E LEHMAN 12/8/06            $76,388.77
 1008479105          9105         XXXXXX9105            6018               INABS 2006-E LEHMAN 12/8/06           $249,565.35
 1008481085          1085         XXXXXX1085            6018               INABS 2006-E LEHMAN 12/8/06           $106,431.82
 1008481564          1564         XXXXXX1564            6018               INABS 2006-E LEHMAN 12/8/06           $358,747.72
 1008483081          3081         XXXXXX3081            6018               INABS 2006-E LEHMAN 12/8/06            $69,930.86
 1008485193          5193         XXXXXX5193            6018               INABS 2006-E LEHMAN 12/8/06           $152,296.62
 1008486852          6852         XXXXXX6852            6018               INABS 2006-E LEHMAN 12/8/06           $249,645.96
 1008486985          6985         XXXXXX6985            6018               INABS 2006-E LEHMAN 12/8/06           $299,679.49
 1008488791          8791         XXXXXX8791            6018               INABS 2006-E LEHMAN 12/8/06            $94,954.48
 1008488965          8965         XXXXXX8965            6018               INABS 2006-E LEHMAN 12/8/06            $77,239.91
 1008489625          9625         XXXXXX9625            6018               INABS 2006-E LEHMAN 12/8/06           $155,800.00
 1008491530          1530         XXXXXX1530            6018               INABS 2006-E LEHMAN 12/8/06           $119,659.46
 1008491639          1639         XXXXXX1639            6018               INABS 2006-E LEHMAN 12/8/06           $128,063.35
 1008492322          2322         XXXXXX2322            6018               INABS 2006-E LEHMAN 12/8/06           $170,070.98
 1008493502          3502         XXXXXX3502            6018               INABS 2006-E LEHMAN 12/8/06           $520,000.00
 1008493569          3569         XXXXXX3569            6018               INABS 2006-E LEHMAN 12/8/06           $269,855.67
 1008494229          4229         XXXXXX4229            6018               INABS 2006-E LEHMAN 12/8/06           $154,854.79
 1008494435          4435         XXXXXX4435            6018               INABS 2006-E LEHMAN 12/8/06           $213,921.01
 1008495119          5119         XXXXXX5119            6018               INABS 2006-E LEHMAN 12/8/06            $90,699.23
 1008496919          6919         XXXXXX6919            6018               INABS 2006-E LEHMAN 12/8/06            $20,790.55
 1008497842          7842         XXXXXX7842            6018               INABS 2006-E LEHMAN 12/8/06           $195,806.43
 1008500579          0579         XXXXXX0579            6018               INABS 2006-E LEHMAN 12/8/06           $217,675.09
 1008501361          1361         XXXXXX1361            6018               INABS 2006-E LEHMAN 12/8/06           $213,097.33
 1008502161          2161         XXXXXX2161            6018               INABS 2006-E LEHMAN 12/8/06           $193,551.42
 1008503037          3037         XXXXXX3037            6018               INABS 2006-E LEHMAN 12/8/06           $315,929.94
 1008503128          3128         XXXXXX3128            6018               INABS 2006-E LEHMAN 12/8/06           $280,071.82
 1008503573          3573         XXXXXX3573            6018               INABS 2006-E LEHMAN 12/8/06           $374,495.08
 1008514612          4612         XXXXXX4612            6018               INABS 2006-E LEHMAN 12/8/06            $29,932.80
 1008515015          5015         XXXXXX5015            6018               INABS 2006-E LEHMAN 12/8/06           $445,657.47
 1008517169          7169         XXXXXX7169            6018               INABS 2006-E LEHMAN 12/8/06           $292,222.87
 1008520510          0510         XXXXXX0510            6018               INABS 2006-E LEHMAN 12/8/06           $435,100.00
 1008520932          0932         XXXXXX0932            6018               INABS 2006-E LEHMAN 12/8/06           $380,000.00
 1008522078          2078         XXXXXX2078            6018               INABS 2006-E LEHMAN 12/8/06           $145,916.04
 1008522169          2169         XXXXXX2169            6018               INABS 2006-E LEHMAN 12/8/06           $159,897.23
 1008522805          2805         XXXXXX2805            6018               INABS 2006-E LEHMAN 12/8/06           $331,000.00
 1008527408          7408         XXXXXX7408            6018               INABS 2006-E LEHMAN 12/8/06            $29,650.16
 1008528075          8075         XXXXXX8075            6018               INABS 2006-E LEHMAN 12/8/06           $212,949.77
 1008532119          2119         XXXXXX2119            6018               INABS 2006-E LEHMAN 12/8/06            $70,971.79
 1008532655          2655         XXXXXX2655            6018               INABS 2006-E LEHMAN 12/8/06           $157,174.67
 1008535203          5203         XXXXXX5203            6018               INABS 2006-E LEHMAN 12/8/06            $80,698.51
 1008537563          7563         XXXXXX7563            6018               INABS 2006-E LEHMAN 12/8/06           $162,851.27
 1008539395          9395         XXXXXX9395            6018               INABS 2006-E LEHMAN 12/8/06           $122,492.83
 1008540757          0757         XXXXXX0757            6018               INABS 2006-E LEHMAN 12/8/06           $166,970.42
 1008542654          2654         XXXXXX2654            6018               INABS 2006-E LEHMAN 12/8/06           $154,820.99
 1008547711          7711         XXXXXX7711            6018               INABS 2006-E LEHMAN 12/8/06           $220,000.00
 1008550251          0251         XXXXXX0251            6018               INABS 2006-E LEHMAN 12/8/06           $340,000.00
 1008554402          4402         XXXXXX4402            6018               INABS 2006-E LEHMAN 12/8/06            $53,976.11
 1008555482          5482         XXXXXX5482            6018               INABS 2006-E LEHMAN 12/8/06           $194,890.68
 1008555797          5797         XXXXXX5797            6018               INABS 2006-E LEHMAN 12/8/06           $199,679.17
 1008556753          6753         XXXXXX6753            6018               INABS 2006-E LEHMAN 12/8/06           $134,976.08
 1008558197          8197         XXXXXX8197            6018               INABS 2006-E LEHMAN 12/8/06           $224,261.26
 1008561555          1555         XXXXXX1555            6018               INABS 2006-E LEHMAN 12/8/06           $161,904.36
 1008564278          4278         XXXXXX4278            6018               INABS 2006-E LEHMAN 12/8/06            $49,950.61
 1008565382          5382         XXXXXX5382            6018               INABS 2006-E LEHMAN 12/8/06           $119,889.93
 1008566695          6695         XXXXXX6695            6018               INABS 2006-E LEHMAN 12/8/06           $328,610.83
 1008570317          0317         XXXXXX0317            6018               INABS 2006-E LEHMAN 12/8/06           $173,483.51
 1008574426          4426         XXXXXX4426            6018               INABS 2006-E LEHMAN 12/8/06           $263,855.80
 1008574491          4491         XXXXXX4491            6018               INABS 2006-E LEHMAN 12/8/06           $269,922.66
 1008578831          8831         XXXXXX8831            6018               INABS 2006-E LEHMAN 12/8/06           $100,293.74
 1008579292          9292         XXXXXX9292            6018               INABS 2006-E LEHMAN 12/8/06           $169,500.00
 1008579623          9623         XXXXXX9623            6018               INABS 2006-E LEHMAN 12/8/06           $172,500.00
 1008582825          2825         XXXXXX2825            6018               INABS 2006-E LEHMAN 12/8/06            $50,000.00
 1008584920          4920         XXXXXX4920            6018               INABS 2006-E LEHMAN 12/8/06           $189,898.89
 1008585570          5570         XXXXXX5570            6018               INABS 2006-E LEHMAN 12/8/06           $390,717.01
 1008587261          7261         XXXXXX7261            6018               INABS 2006-E LEHMAN 12/8/06           $187,863.93
 1008590307          0307         XXXXXX0307            6018               INABS 2006-E LEHMAN 12/8/06           $195,761.68
 1008592501          2501         XXXXXX2501            6018               INABS 2006-E LEHMAN 12/8/06           $217,790.28
 1008593368          3368         XXXXXX3368            6018               INABS 2006-E LEHMAN 12/8/06            $99,945.38
 1008597955          7955         XXXXXX7955            6018               INABS 2006-E LEHMAN 12/8/06            $98,433.04
 1008600502          0502         XXXXXX0502            6018               INABS 2006-E LEHMAN 12/8/06           $268,305.66
 1008607093          7093         XXXXXX7093            6018               INABS 2006-E LEHMAN 12/8/06           $463,294.96
 1008609834          9834         XXXXXX9834            6018               INABS 2006-E LEHMAN 12/8/06            $77,454.09
 1008612341          2341         XXXXXX2341            6018               INABS 2006-E LEHMAN 12/8/06           $261,103.54
 1008613349          3349         XXXXXX3349            6018               INABS 2006-E LEHMAN 12/8/06           $149,965.24
 1008613828          3828         XXXXXX3828            6018               INABS 2006-E LEHMAN 12/8/06           $102,542.48
 1008614503          4503         XXXXXX4503            6018               INABS 2006-E LEHMAN 12/8/06           $209,872.78
 1008614883          4883         XXXXXX4883            6018               INABS 2006-E LEHMAN 12/8/06           $154,884.97
 1008616250          6250         XXXXXX6250            6018               INABS 2006-E LEHMAN 12/8/06           $159,938.87
 1008617837          7837         XXXXXX7837            6018               INABS 2006-E LEHMAN 12/8/06           $224,925.59
 1008619049          9049         XXXXXX9049            6018               INABS 2006-E LEHMAN 12/8/06           $364,493.52
 1008626390          6390         XXXXXX6390            6018               INABS 2006-E LEHMAN 12/8/06           $246,936.56
 1008632844          2844         XXXXXX2844            6018               INABS 2006-E LEHMAN 12/8/06           $261,429.26
 1008634469          4469         XXXXXX4469            6018               INABS 2006-E LEHMAN 12/8/06           $178,389.05
 1008636969          6969         XXXXXX6969            6018               INABS 2006-E LEHMAN 12/8/06           $274,856.77
 1008637959          7959         XXXXXX7959            6018               INABS 2006-E LEHMAN 12/8/06           $139,932.93
 1008638908          8908         XXXXXX8908            6018               INABS 2006-E LEHMAN 12/8/06           $146,891.79
 1008642405          2405         XXXXXX2405            6018               INABS 2006-E LEHMAN 12/8/06            $97,380.72
 1008644047          4047         XXXXXX4047            6018               INABS 2006-E LEHMAN 12/8/06            $87,437.32
 1008644054          4054         XXXXXX4054            6018               INABS 2006-E LEHMAN 12/8/06           $148,000.00
 1008651372          1372         XXXXXX1372            6018               INABS 2006-E LEHMAN 12/8/06           $204,134.74
 1008657585          7585         XXXXXX7585            6018               INABS 2006-E LEHMAN 12/8/06            $44,983.51
 1008657635          7635         XXXXXX7635            6018               INABS 2006-E LEHMAN 12/8/06           $199,690.05
 1008659607          9607         XXXXXX9607            6018               INABS 2006-E LEHMAN 12/8/06           $112,373.39
 1008660472          0472         XXXXXX0472            6018               INABS 2006-E LEHMAN 12/8/06           $398,756.69
 1008664573          4573         XXXXXX4573            6018               INABS 2006-E LEHMAN 12/8/06            $82,630.99
 1008665497          5497         XXXXXX5497            6018               INABS 2006-E LEHMAN 12/8/06           $148,341.36
 1008669390          9390         XXXXXX9390            6018               INABS 2006-E LEHMAN 12/8/06           $224,849.03
 1008673368          3368         XXXXXX3368            6018               INABS 2006-E LEHMAN 12/8/06           $264,155.27
 1008677245          7245         XXXXXX7245            6018               INABS 2006-E LEHMAN 12/8/06           $499,710.63
 1008677542          7542         XXXXXX7542            6018               INABS 2006-E LEHMAN 12/8/06           $107,159.64
 1008679803          9803         XXXXXX9803            6018               INABS 2006-E LEHMAN 12/8/06           $337,315.65
 1008685396          5396         XXXXXX5396            6018               INABS 2006-E LEHMAN 12/8/06           $157,888.49
 1008685651          5651         XXXXXX5651            6018               INABS 2006-E LEHMAN 12/8/06           $262,852.55
 1008693390          3390         XXXXXX3390            6018               INABS 2006-E LEHMAN 12/8/06           $303,820.52
 1008693853          3853         XXXXXX3853            6018               INABS 2006-E LEHMAN 12/8/06           $384,867.69
 1008694547          4547         XXXXXX4547            6018               INABS 2006-E LEHMAN 12/8/06           $384,000.00
 1008697904          7904         XXXXXX7904            6018               INABS 2006-E LEHMAN 12/8/06            $90,659.87
 1008701227          1227         XXXXXX1227            6018               INABS 2006-E LEHMAN 12/8/06            $26,124.49
 1008701300          1300         XXXXXX1300            6018               INABS 2006-E LEHMAN 12/8/06           $175,901.33
 1008702290          2290         XXXXXX2290            6018               INABS 2006-E LEHMAN 12/8/06           $364,685.75
 1008705038          5038         XXXXXX5038            6018               INABS 2006-E LEHMAN 12/8/06           $179,615.73
 1008707778          7778         XXXXXX7778            6018               INABS 2006-E LEHMAN 12/8/06           $101,942.81
 1008709238          9238         XXXXXX9238            6018               INABS 2006-E LEHMAN 12/8/06           $103,787.42
 1008709451          9451         XXXXXX9451            6018               INABS 2006-E LEHMAN 12/8/06           $299,596.06
 1008715375          5375         XXXXXX5375            6018               INABS 2006-E LEHMAN 12/8/06           $215,827.27
 1008718106          8106         XXXXXX8106            6018               INABS 2006-E LEHMAN 12/8/06           $117,969.69
 1008718791          8791         XXXXXX8791            6018               INABS 2006-E LEHMAN 12/8/06           $129,653.00
 1008718932          8932         XXXXXX8932            6018               INABS 2006-E LEHMAN 12/8/06           $207,100.62
 1008720607          0607         XXXXXX0607            6018               INABS 2006-E LEHMAN 12/8/06           $270,885.37
 1008720649          0649         XXXXXX0649            6018               INABS 2006-E LEHMAN 12/8/06           $106,083.96
 1008724062          4062         XXXXXX4062            6018               INABS 2006-E LEHMAN 12/8/06           $222,156.04
 1008737346          7346         XXXXXX7346            6018               INABS 2006-E LEHMAN 12/8/06            $47,357.26
 1008739664          9664         XXXXXX9664            6018               INABS 2006-E LEHMAN 12/8/06           $352,000.00
 1008741686          1686         XXXXXX1686            6018               INABS 2006-E LEHMAN 12/8/06            $81,316.71
 1008746057          6057         XXXXXX6057            6018               INABS 2006-E LEHMAN 12/8/06           $175,000.00
 1008753046          3046         XXXXXX3046            6018               INABS 2006-E LEHMAN 12/8/06           $500,000.00
 1008759480          9480         XXXXXX9480            6018               INABS 2006-E LEHMAN 12/8/06            $93,600.00
 1008765776          5776         XXXXXX5776            6018               INABS 2006-E LEHMAN 12/8/06           $337,061.63
 1008768531          8531         XXXXXX8531            6018               INABS 2006-E LEHMAN 12/8/06           $128,900.00
 1008774570          4570         XXXXXX4570            6018               INABS 2006-E LEHMAN 12/8/06           $400,000.00
 1008775304          5304         XXXXXX5304            6018               INABS 2006-E LEHMAN 12/8/06           $143,968.08
 1008780510          0510         XXXXXX0510            6018               INABS 2006-E LEHMAN 12/8/06            $59,966.19
 1008791897          1897         XXXXXX1897            6018               INABS 2006-E LEHMAN 12/8/06           $180,800.00
 1008796193          6193         XXXXXX6193            6018               INABS 2006-E LEHMAN 12/8/06           $168,956.59
 1008798249          8249         XXXXXX8249            6018               INABS 2006-E LEHMAN 12/8/06           $323,200.00
 1008798348          8348         XXXXXX8348            6018               INABS 2006-E LEHMAN 12/8/06           $434,000.00
 1008808030          8030         XXXXXX8030            6018               INABS 2006-E LEHMAN 12/8/06           $563,000.00
 1008827873          7873         XXXXXX7873            6018               INABS 2006-E LEHMAN 12/8/06           $129,427.40
 1008856575          6575         XXXXXX6575            6018               INABS 2006-E LEHMAN 12/8/06           $236,000.00
 1008895565          5565         XXXXXX5565            6018               INABS 2006-E LEHMAN 12/8/06            $89,000.00
 3000805220          5220         XXXXXX5220            6018               INABS 2006-E LEHMAN 12/8/06           $142,266.52
 3000991228          1228         XXXXXX1228            6018               INABS 2006-E LEHMAN 12/8/06           $183,999.60
 3001029556          9556         XXXXXX9556            6018               INABS 2006-E LEHMAN 12/8/06           $225,090.05
 3001543788          3788         XXXXXX3788            6018               INABS 2006-E LEHMAN 12/8/06           $441,750.00
 3001956352          6352         XXXXXX6352            6018               INABS 2006-E LEHMAN 12/8/06           $204,772.83
 3001996648          6648         XXXXXX6648            6018               INABS 2006-E LEHMAN 12/8/06           $175,189.38
 3001996655          6655         XXXXXX6655            6018               INABS 2006-E LEHMAN 12/8/06           $182,736.00
 3002070229          0229         XXXXXX0229            6018               INABS 2006-E LEHMAN 12/8/06            $75,419.87
 3002070732          0732         XXXXXX0732            6018               INABS 2006-E LEHMAN 12/8/06           $355,360.33
 3002071052          1052         XXXXXX1052            6018               INABS 2006-E LEHMAN 12/8/06           $365,710.31
 3002086993          6993         XXXXXX6993            6018               INABS 2006-E LEHMAN 12/8/06           $281,600.00
 1007323403          3403         XXXXXX3403             686                INDA 2006-1 (DBSI) 6/29/26           $257,941.84
 1007351651          1651         XXXXXX1651             686                INDA 2006-1 (DBSI) 6/29/26           $522,000.00
 1007356072          6072         XXXXXX6072             686                INDA 2006-1 (DBSI) 6/29/26           $199,500.00
 1007358672          8672         XXXXXX8672             686                INDA 2006-1 (DBSI) 6/29/26           $128,665.00
 1007376872          6872         XXXXXX6872             686                INDA 2006-1 (DBSI) 6/29/26           $212,500.00
 1007379413          9413         XXXXXX9413             686                INDA 2006-1 (DBSI) 6/29/26           $451,000.00
 1007385998          5998         XXXXXX5998             686                INDA 2006-1 (DBSI) 6/29/26           $375,000.00
 1007387952          7952         XXXXXX7952             686                INDA 2006-1 (DBSI) 6/29/26           $884,500.00
 1007396680          6680         XXXXXX6680             686                INDA 2006-1 (DBSI) 6/29/26           $457,000.00
 1007398561          8561         XXXXXX8561             686                INDA 2006-1 (DBSI) 6/29/26           $214,249.35
 1007442229          2229         XXXXXX2229             686                INDA 2006-1 (DBSI) 6/29/26           $474,851.09
 1007560913          0913         XXXXXX0913             686                INDA 2006-1 (DBSI) 6/29/26           $250,000.00
 1007572157          2157         XXXXXX2157             686                INDA 2006-1 (DBSI) 6/29/26           $200,000.00
 1007572793          2793         XXXXXX2793             686                INDA 2006-1 (DBSI) 6/29/26           $381,120.80
 1007586017          6017         XXXXXX6017             686                INDA 2006-1 (DBSI) 6/29/26           $230,000.00
 1007616848          6848         XXXXXX6848             686                INDA 2006-1 (DBSI) 6/29/26           $169,596.47
 1007628769          8769         XXXXXX8769             686                INDA 2006-1 (DBSI) 6/29/26            $94,750.00
 1007651332          1332         XXXXXX1332             686                INDA 2006-1 (DBSI) 6/29/26           $332,000.00
 1007662305          2305         XXXXXX2305             686                INDA 2006-1 (DBSI) 6/29/26           $183,756.29
 1007670282          0282         XXXXXX0282             686                INDA 2006-1 (DBSI) 6/29/26           $220,000.00
 1007683319          3319         XXXXXX3319             686                INDA 2006-1 (DBSI) 6/29/26           $295,000.00
 1007685504          5504         XXXXXX5504             686                INDA 2006-1 (DBSI) 6/29/26           $347,399.30
 1007686098          6098         XXXXXX6098             686                INDA 2006-1 (DBSI) 6/29/26           $371,961.25
 1007687203          7203         XXXXXX7203             686                INDA 2006-1 (DBSI) 6/29/26           $543,000.00
 1007687369          7369         XXXXXX7369             686                INDA 2006-1 (DBSI) 6/29/26              $0.00
 1007696543          6543         XXXXXX6543             686                INDA 2006-1 (DBSI) 6/29/26           $145,000.00
 1007699349          9349         XXXXXX9349             686                INDA 2006-1 (DBSI) 6/29/26           $280,000.00
 1007702127          2127         XXXXXX2127             686                INDA 2006-1 (DBSI) 6/29/26           $840,000.00
 1007702747          2747         XXXXXX2747             686                INDA 2006-1 (DBSI) 6/29/26           $454,998.57
 1007702846          2846         XXXXXX2846             686                INDA 2006-1 (DBSI) 6/29/26           $556,000.00
 1007711870          1870         XXXXXX1870             686                INDA 2006-1 (DBSI) 6/29/26           $238,882.26
 1007714049          4049         XXXXXX4049             686                INDA 2006-1 (DBSI) 6/29/26           $486,772.07
 1007731829          1829         XXXXXX1829             686                INDA 2006-1 (DBSI) 6/29/26           $184,684.92
 1007740622          0622         XXXXXX0622             686                INDA 2006-1 (DBSI) 6/29/26           $226,847.53
 1007745423          5423         XXXXXX5423             686                INDA 2006-1 (DBSI) 6/29/26           $207,000.00
 1007748310          8310         XXXXXX8310             686                INDA 2006-1 (DBSI) 6/29/26           $175,000.00
 1007752478          2478         XXXXXX2478             686                INDA 2006-1 (DBSI) 6/29/26           $405,000.00
 1007773748          3748         XXXXXX3748             686                INDA 2006-1 (DBSI) 6/29/26           $404,000.05
 1007774555          4555         XXXXXX4555             686                INDA 2006-1 (DBSI) 6/29/26           $354,847.06
 1007775008          5008         XXXXXX5008             686                INDA 2006-1 (DBSI) 6/29/26           $426,000.00
 1007775370          5370         XXXXXX5370             686                INDA 2006-1 (DBSI) 6/29/26           $383,200.00
 1007789348          9348         XXXXXX9348             686                INDA 2006-1 (DBSI) 6/29/26           $360,000.00
 1007790452          0452         XXXXXX0452             686                INDA 2006-1 (DBSI) 6/29/26           $184,826.44
 1007796129          6129         XXXXXX6129             686                INDA 2006-1 (DBSI) 6/29/26           $513,757.71
 1007804725          4725         XXXXXX4725             686                INDA 2006-1 (DBSI) 6/29/26           $364,000.00
 1007811506          1506         XXXXXX1506             686                INDA 2006-1 (DBSI) 6/29/26           $363,335.16
 1007815531          5531         XXXXXX5531             686                INDA 2006-1 (DBSI) 6/29/26           $420,000.00
 1007821471          1471         XXXXXX1471             686                INDA 2006-1 (DBSI) 6/29/26          $1,047,800.51
 1007838178          8178         XXXXXX8178             686                INDA 2006-1 (DBSI) 6/29/26           $188,000.00
 1007838897          8897         XXXXXX8897             686                INDA 2006-1 (DBSI) 6/29/26           $152,433.90
 1007151762          1762         XXXXXX1762             699                  INDA 2006-AR2 8/30/06              $168,864.06
 1007359712          9712         XXXXXX9712             699                  INDA 2006-AR2 8/30/06              $417,000.00
 1007380601          0601         XXXXXX0601             699                  INDA 2006-AR2 8/30/06              $470,900.00
 1007386913          6913         XXXXXX6913             699                  INDA 2006-AR2 8/30/06              $308,000.00
 1007399502          9502         XXXXXX9502             699                  INDA 2006-AR2 8/30/06              $273,638.29
 1007410432          0432         XXXXXX0432             699                  INDA 2006-AR2 8/30/06              $198,073.57
 1007413584          3584         XXXXXX3584             699                  INDA 2006-AR2 8/30/06              $479,209.71
 1007512039          2039         XXXXXX2039             699                  INDA 2006-AR2 8/30/06              $417,000.00
 1007512096          2096         XXXXXX2096             699                  INDA 2006-AR2 8/30/06              $424,950.47
 1007537663          7663         XXXXXX7663             699                  INDA 2006-AR2 8/30/06              $497,500.00
 1007537812          7812         XXXXXX7812             699                  INDA 2006-AR2 8/30/06              $415,000.00
 1007574823          4823         XXXXXX4823             699                  INDA 2006-AR2 8/30/06              $375,799.36
 1007584673          4673         XXXXXX4673             699                  INDA 2006-AR2 8/30/06              $219,200.00
 1007593351          3351         XXXXXX3351             699                  INDA 2006-AR2 8/30/06              $323,107.02
 1007597337          7337         XXXXXX7337             699                  INDA 2006-AR2 8/30/06              $524,985.59
 1007613324          3324         XXXXXX3324             699                  INDA 2006-AR2 8/30/06              $292,121.53
 1007643719          3719         XXXXXX3719             699                  INDA 2006-AR2 8/30/06                 $0.00
 1007670837          0837         XXXXXX0837             699                  INDA 2006-AR2 8/30/06              $374,400.00
 1007678566          8566         XXXXXX8566             699                  INDA 2006-AR2 8/30/06              $650,000.00
 1007681248          1248         XXXXXX1248             699                  INDA 2006-AR2 8/30/06              $240,000.00
 1007695107          5107         XXXXXX5107             699                  INDA 2006-AR2 8/30/06              $352,801.61
 1007697228          7228         XXXXXX7228             699                  INDA 2006-AR2 8/30/06              $107,175.00
 1007702499          2499         XXXXXX2499             699                  INDA 2006-AR2 8/30/06              $305,000.00
 1007705328          5328         XXXXXX5328             699                  INDA 2006-AR2 8/30/06              $417,000.00
 1007706268          6268         XXXXXX6268             699                  INDA 2006-AR2 8/30/06              $936,840.73
 1007716531          6531         XXXXXX6531             699                  INDA 2006-AR2 8/30/06              $320,000.00
 1007723420          3420         XXXXXX3420             699                  INDA 2006-AR2 8/30/06              $245,000.00
 1007729021          9021         XXXXXX9021             699                  INDA 2006-AR2 8/30/06              $280,097.50
 1007730359          0359         XXXXXX0359             699                  INDA 2006-AR2 8/30/06              $232,400.00
 1007740424          0424         XXXXXX0424             699                  INDA 2006-AR2 8/30/06              $495,999.55
 1007742529          2529         XXXXXX2529             699                  INDA 2006-AR2 8/30/06              $303,000.00
 1007748864          8864         XXXXXX8864             699                  INDA 2006-AR2 8/30/06              $404,698.91
 1007750043          0043         XXXXXX0043             699                  INDA 2006-AR2 8/30/06              $794,975.95
 1007764366          4366         XXXXXX4366             699                  INDA 2006-AR2 8/30/06              $388,000.00
 1007768219          8219         XXXXXX8219             699                  INDA 2006-AR2 8/30/06              $424,906.67
 1007768565          8565         XXXXXX8565             699                  INDA 2006-AR2 8/30/06              $999,812.85
 1007769100          9100         XXXXXX9100             699                  INDA 2006-AR2 8/30/06              $195,000.00
 1007775404          5404         XXXXXX5404             699                  INDA 2006-AR2 8/30/06              $570,000.00
 1007777681          7681         XXXXXX7681             699                  INDA 2006-AR2 8/30/06              $631,045.18
 1007782111          2111         XXXXXX2111             699                  INDA 2006-AR2 8/30/06              $452,000.00
 1007782434          2434         XXXXXX2434             699                  INDA 2006-AR2 8/30/06              $154,400.00
 1007784737          4737         XXXXXX4737             699                  INDA 2006-AR2 8/30/06              $295,367.09
 1007787185          7185         XXXXXX7185             699                  INDA 2006-AR2 8/30/06              $634,400.00
 1007788282          8282         XXXXXX8282             699                  INDA 2006-AR2 8/30/06              $266,516.49
 1007788431          8431         XXXXXX8431             699                  INDA 2006-AR2 8/30/06              $575,803.04
 1007796327          6327         XXXXXX6327             699                  INDA 2006-AR2 8/30/06              $235,000.00
 1007803461          3461         XXXXXX3461             699                  INDA 2006-AR2 8/30/06              $172,209.50
 1007804055          4055         XXXXXX4055             699                  INDA 2006-AR2 8/30/06              $320,000.00
 1007813924          3924         XXXXXX3924             699                  INDA 2006-AR2 8/30/06              $227,985.00
 1007816794          6794         XXXXXX6794             699                  INDA 2006-AR2 8/30/06              $124,000.00
 1007827437          7437         XXXXXX7437             699                  INDA 2006-AR2 8/30/06              $499,227.46
 1007828161          8161         XXXXXX8161             699                  INDA 2006-AR2 8/30/06              $329,926.41
 1007832981          2981         XXXXXX2981             699                  INDA 2006-AR2 8/30/06               $80,000.00
 1007839085          9085         XXXXXX9085             699                  INDA 2006-AR2 8/30/06              $214,975.62
 1007841412          1412         XXXXXX1412             699                  INDA 2006-AR2 8/30/06              $162,999.96
 1007847278          7278         XXXXXX7278             699                  INDA 2006-AR2 8/30/06              $292,000.00
 1007850140          0140         XXXXXX0140             699                  INDA 2006-AR2 8/30/06              $298,000.00
 1007861261          1261         XXXXXX1261             699                  INDA 2006-AR2 8/30/06              $310,344.00
 1007863127          3127         XXXXXX3127             699                  INDA 2006-AR2 8/30/06              $148,663.52
 1007868357          8357         XXXXXX8357             699                  INDA 2006-AR2 8/30/06             $1,850,000.00
 1007870130          0130         XXXXXX0130             699                  INDA 2006-AR2 8/30/06              $158,000.00
 1007870551          0551         XXXXXX0551             699                  INDA 2006-AR2 8/30/06              $148,000.00
 1007870874          0874         XXXXXX0874             699                  INDA 2006-AR2 8/30/06              $367,762.58
 1007872920          2920         XXXXXX2920             699                  INDA 2006-AR2 8/30/06              $154,968.10
 1007873449          3449         XXXXXX3449             699                  INDA 2006-AR2 8/30/06              $259,000.00
 1007878018          8018         XXXXXX8018             699                  INDA 2006-AR2 8/30/06              $612,000.00
 1007888546          8546         XXXXXX8546             699                  INDA 2006-AR2 8/30/06              $131,861.70
 1007888694          8694         XXXXXX8694             699                  INDA 2006-AR2 8/30/06              $148,457.50
 1007889635          9635         XXXXXX9635             699                  INDA 2006-AR2 8/30/06              $369,662.00
 1007889874          9874         XXXXXX9874             699                  INDA 2006-AR2 8/30/06              $529,705.21
 1007889890          9890         XXXXXX9890             699                  INDA 2006-AR2 8/30/06              $360,000.00
 1007892811          2811         XXXXXX2811             699                  INDA 2006-AR2 8/30/06              $720,000.00
 1007898230          8230         XXXXXX8230             699                  INDA 2006-AR2 8/30/06              $462,000.00
 1007907981          7981         XXXXXX7981             699                  INDA 2006-AR2 8/30/06              $505,000.00
 1007909227          9227         XXXXXX9227             699                  INDA 2006-AR2 8/30/06              $245,000.00
 1007911017          1017         XXXXXX1017             699                  INDA 2006-AR2 8/30/06              $435,000.00
 1007911397          1397         XXXXXX1397             699                  INDA 2006-AR2 8/30/06              $244,181.64
 1007911512          1512         XXXXXX1512             699                  INDA 2006-AR2 8/30/06             $1,500,000.00
 1007916057          6057         XXXXXX6057             699                  INDA 2006-AR2 8/30/06               $87,000.00
 1007928524          8524         XXXXXX8524             699                  INDA 2006-AR2 8/30/06              $293,585.78
 1007929555          9555         XXXXXX9555             699                  INDA 2006-AR2 8/30/06              $313,000.00
 1007935545          5545         XXXXXX5545             699                  INDA 2006-AR2 8/30/06              $380,000.00
 1007939364          9364         XXXXXX9364             699                  INDA 2006-AR2 8/30/06              $329,000.00
 1007942228          2228         XXXXXX2228             699                  INDA 2006-AR2 8/30/06              $162,500.00
 1007942897          2897         XXXXXX2897             699                  INDA 2006-AR2 8/30/06              $159,500.00
 1007949397          9397         XXXXXX9397             699                  INDA 2006-AR2 8/30/06              $150,500.00
 1007950460          0460         XXXXXX0460             699                  INDA 2006-AR2 8/30/06              $599,600.00
 1007950619          0619         XXXXXX0619             699                  INDA 2006-AR2 8/30/06              $340,000.00
 1007957762          7762         XXXXXX7762             699                  INDA 2006-AR2 8/30/06              $444,880.21
 1007957770          7770         XXXXXX7770             699                  INDA 2006-AR2 8/30/06              $408,000.00
 1007957820          7820         XXXXXX7820             699                  INDA 2006-AR2 8/30/06              $495,399.94
 1007958570          8570         XXXXXX8570             699                  INDA 2006-AR2 8/30/06              $980,000.00
 1007963018          3018         XXXXXX3018             699                  INDA 2006-AR2 8/30/06              $224,000.00
 1007970492          0492         XXXXXX0492             699                  INDA 2006-AR2 8/30/06              $829,722.11
 1007970831          0831         XXXXXX0831             699                  INDA 2006-AR2 8/30/06              $150,000.00
 1007973546          3546         XXXXXX3546             699                  INDA 2006-AR2 8/30/06              $522,483.19
 1007974296          4296         XXXXXX4296             699                  INDA 2006-AR2 8/30/06              $316,000.00
 1007984428          4428         XXXXXX4428             699                  INDA 2006-AR2 8/30/06              $304,000.00
 1008006627          6627         XXXXXX6627             699                  INDA 2006-AR2 8/30/06              $323,925.05
 1008012245          2245         XXXXXX2245             699                  INDA 2006-AR2 8/30/06              $275,000.00
 1008015883          5883         XXXXXX5883             699                  INDA 2006-AR2 8/30/06              $127,000.00
 1008018523          8523         XXXXXX8523             699                  INDA 2006-AR2 8/30/06              $272,043.57
 1008024521          4521         XXXXXX4521             699                  INDA 2006-AR2 8/30/06              $359,874.43
 1008028951          8951         XXXXXX8951             699                  INDA 2006-AR2 8/30/06              $236,250.00
 1008042200          2200         XXXXXX2200             699                  INDA 2006-AR2 8/30/06              $430,000.00
 3001863400          3400         XXXXXX3400             699                  INDA 2006-AR2 8/30/06              $500,000.00
 3001863475          3475         XXXXXX3475             699                  INDA 2006-AR2 8/30/06              $234,500.00
 3001863533          3533         XXXXXX3533             699                  INDA 2006-AR2 8/30/06              $544,800.00
 3001863871          3871         XXXXXX3871             699                  INDA 2006-AR2 8/30/06              $867,400.00
 3001863921          3921         XXXXXX3921             699                  INDA 2006-AR2 8/30/06              $196,000.00
 3001864242          4242         XXXXXX4242             699                  INDA 2006-AR2 8/30/06              $332,000.00
 3001864572          4572         XXXXXX4572             699                  INDA 2006-AR2 8/30/06              $251,657.25
 3001864671          4671         XXXXXX4671             699                  INDA 2006-AR2 8/30/06              $802,500.00
 3001864705          4705         XXXXXX4705             699                  INDA 2006-AR2 8/30/06              $195,900.00
 3001864788          4788         XXXXXX4788             699                  INDA 2006-AR2 8/30/06              $300,300.00
 3001864804          4804         XXXXXX4804             699                  INDA 2006-AR2 8/30/06              $270,000.00
 3001866239          6239         XXXXXX6239             699                  INDA 2006-AR2 8/30/06              $707,200.00
 3001866288          6288         XXXXXX6288             699                  INDA 2006-AR2 8/30/06              $683,290.32
 3001866445          6445         XXXXXX6445             699                  INDA 2006-AR2 8/30/06              $119,650.00
 3001866767          6767         XXXXXX6767             699                  INDA 2006-AR2 8/30/06              $545,000.00
 3001867294          7294         XXXXXX7294             699                  INDA 2006-AR2 8/30/06              $187,703.68
 3001867617          7617         XXXXXX7617             699                  INDA 2006-AR2 8/30/06              $423,225.00
 3001868003          8003         XXXXXX8003             699                  INDA 2006-AR2 8/30/06              $489,229.30
 3001868045          8045         XXXXXX8045             699                  INDA 2006-AR2 8/30/06              $494,424.16
 3001868128          8128         XXXXXX8128             699                  INDA 2006-AR2 8/30/06              $125,600.00
 3001868300          8300         XXXXXX8300             699                  INDA 2006-AR2 8/30/06              $264,998.24
 3001868367          8367         XXXXXX8367             699                  INDA 2006-AR2 8/30/06               $95,960.00
 3001868490          8490         XXXXXX8490             699                  INDA 2006-AR2 8/30/06              $268,290.96
 3001868508          8508         XXXXXX8508             699                  INDA 2006-AR2 8/30/06              $205,000.00
 3001868599          8599         XXXXXX8599             699                  INDA 2006-AR2 8/30/06              $488,000.00
 3001868854          8854         XXXXXX8854             699                  INDA 2006-AR2 8/30/06              $968,000.00
 3001868912          8912         XXXXXX8912             699                  INDA 2006-AR2 8/30/06              $102,000.00
 3001877863          7863         XXXXXX7863             699                  INDA 2006-AR2 8/30/06              $520,000.00
 3001877954          7954         XXXXXX7954             699                  INDA 2006-AR2 8/30/06              $675,000.00
 3001877988          7988         XXXXXX7988             699                  INDA 2006-AR2 8/30/06              $693,750.00
 3001884216          4216         XXXXXX4216             699                  INDA 2006-AR2 8/30/06              $287,999.91
 3001884596          4596         XXXXXX4596             699                  INDA 2006-AR2 8/30/06              $650,000.00
 3001901283          1283         XXXXXX1283             699                  INDA 2006-AR2 8/30/06              $224,000.00
 3001901911          1911         XXXXXX1911             699                  INDA 2006-AR2 8/30/06              $449,750.00
 3001902141          2141         XXXXXX2141             699                  INDA 2006-AR2 8/30/06              $339,800.00
 3001902778          2778         XXXXXX2778             699                  INDA 2006-AR2 8/30/06              $219,976.25
 3001903412          3412         XXXXXX3412             699                  INDA 2006-AR2 8/30/06              $407,000.00
 3001903719          3719         XXXXXX3719             699                  INDA 2006-AR2 8/30/06              $414,782.70
 3001903867          3867         XXXXXX3867             699                  INDA 2006-AR2 8/30/06              $346,000.00
 3001904501          4501         XXXXXX4501             699                  INDA 2006-AR2 8/30/06              $170,000.00
 3001910243          0243         XXXXXX0243             699                  INDA 2006-AR2 8/30/06              $448,000.00
 1008083329          3329         XXXXXX3329            6007               INDA 2006-AR3 (GS) 10/30/06           $406,323.86
 1008085712          5712         XXXXXX5712            6007               INDA 2006-AR3 (GS) 10/30/06           $166,619.29
 1008413013          3013         XXXXXX3013            6007               INDA 2006-AR3 (GS) 10/30/06           $231,991.34
 1008415794          5794         XXXXXX5794            6007               INDA 2006-AR3 (GS) 10/30/06           $500,000.00
 1008424697          4697         XXXXXX4697            6007               INDA 2006-AR3 (GS) 10/30/06           $307,851.30
 1008426478          6478         XXXXXX6478            6007               INDA 2006-AR3 (GS) 10/30/06           $700,000.00
 1008441873          1873         XXXXXX1873            6007               INDA 2006-AR3 (GS) 10/30/06           $613,000.00
 1008447326          7326         XXXXXX7326            6007               INDA 2006-AR3 (GS) 10/30/06           $908,000.00
 1008449652          9652         XXXXXX9652            6007               INDA 2006-AR3 (GS) 10/30/06           $180,000.00
 1008462887          2887         XXXXXX2887            6007               INDA 2006-AR3 (GS) 10/30/06           $306,000.00
 1008468900          8900         XXXXXX8900            6007               INDA 2006-AR3 (GS) 10/30/06           $393,308.19
 1008495374          5374         XXXXXX5374            6007               INDA 2006-AR3 (GS) 10/30/06           $499,993.49
 1008508358          8358         XXXXXX8358            6007               INDA 2006-AR3 (GS) 10/30/06           $672,000.00
 1008518183          8183         XXXXXX8183            6007               INDA 2006-AR3 (GS) 10/30/06           $318,500.00
 1008531319          1319         XXXXXX1319            6007               INDA 2006-AR3 (GS) 10/30/06           $291,200.00
 1008531889          1889         XXXXXX1889            6007               INDA 2006-AR3 (GS) 10/30/06           $210,000.00
 1008569145          9145         XXXXXX9145            6007               INDA 2006-AR3 (GS) 10/30/06           $207,500.00
 1008600106          0106         XXXXXX0106            6007               INDA 2006-AR3 (GS) 10/30/06           $203,500.00
 1008600130          0130         XXXXXX0130            6007               INDA 2006-AR3 (GS) 10/30/06           $597,000.00
 3001932155          2155         XXXXXX2155            6007               INDA 2006-AR3 (GS) 10/30/06           $213,000.00
 3001965106          5106         XXXXXX5106            6007               INDA 2006-AR3 (GS) 10/30/06           $497,426.05
 3002021826          1826         XXXXXX1826            6007               INDA 2006-AR3 (GS) 10/30/06           $312,900.00
 3002095267          5267         XXXXXX5267            6007               INDA 2006-AR3 (GS) 10/30/06              $0.00
 3002095465          5465         XXXXXX5465            6007               INDA 2006-AR3 (GS) 10/30/06           $388,025.00
 3002095580          5580         XXXXXX5580            6007               INDA 2006-AR3 (GS) 10/30/06           $331,995.05
 3002137069          7069         XXXXXX7069            6007               INDA 2006-AR3 (GS) 10/30/06           $455,325.00
 3002137986          7986         XXXXXX7986            6007               INDA 2006-AR3 (GS) 10/30/06           $532,725.00
 3002138224          8224         XXXXXX8224            6007               INDA 2006-AR3 (GS) 10/30/06           $310,000.00
 3002138521          8521         XXXXXX8521            6007               INDA 2006-AR3 (GS) 10/30/06           $427,000.00
 3002138711          8711         XXXXXX8711            6007               INDA 2006-AR3 (GS) 10/30/06           $194,181.32
 3002138984          8984         XXXXXX8984            6007               INDA 2006-AR3 (GS) 10/30/06          $1,000,000.00
 3002139842          9842         XXXXXX9842            6007               INDA 2006-AR3 (GS) 10/30/06           $128,000.00
 3002145906          5906         XXXXXX5906            6007               INDA 2006-AR3 (GS) 10/30/06           $600,000.00
 3002180168          0168         XXXXXX0168            6007               INDA 2006-AR3 (GS) 10/30/06           $441,301.04
 3002187411          7411         XXXXXX7411            6007               INDA 2006-AR3 (GS) 10/30/06           $415,777.88
 3002195323          5323         XXXXXX5323            6007               INDA 2006-AR3 (GS) 10/30/06           $413,000.00
 1006892366          2366         XXXXXX2366             690                  INDB 2006-1 (6-29-06)              $444,748.74
 1006897647          7647         XXXXXX7647             690                  INDB 2006-1 (6-29-06)              $299,919.28
 1006913378          3378         XXXXXX3378             690                  INDB 2006-1 (6-29-06)              $123,895.42
 1006923526          3526         XXXXXX3526             690                  INDB 2006-1 (6-29-06)              $348,000.00
 1006924037          4037         XXXXXX4037             690                  INDB 2006-1 (6-29-06)              $375,200.00
 1006932766          2766         XXXXXX2766             690                  INDB 2006-1 (6-29-06)              $290,400.00
 1006934515          4515         XXXXXX4515             690                  INDB 2006-1 (6-29-06)              $127,477.33
 1006935157          5157         XXXXXX5157             690                  INDB 2006-1 (6-29-06)              $360,000.00
 1006941601          1601         XXXXXX1601             690                  INDB 2006-1 (6-29-06)              $272,800.00
 1006945370          5370         XXXXXX5370             690                  INDB 2006-1 (6-29-06)               $83,338.83
 1006951782          1782         XXXXXX1782             690                  INDB 2006-1 (6-29-06)              $124,800.00
 1006958712          8712         XXXXXX8712             690                  INDB 2006-1 (6-29-06)               $88,800.00
 1006960791          0791         XXXXXX0791             690                  INDB 2006-1 (6-29-06)              $216,000.00
 1006981276          1276         XXXXXX1276             690                  INDB 2006-1 (6-29-06)              $342,000.00
 1006988123          8123         XXXXXX8123             690                  INDB 2006-1 (6-29-06)              $222,400.00
 1006990764          0764         XXXXXX0764             690                  INDB 2006-1 (6-29-06)              $261,857.89
 1006996845          6845         XXXXXX6845             690                  INDB 2006-1 (6-29-06)              $400,000.00
 1006999807          9807         XXXXXX9807             690                  INDB 2006-1 (6-29-06)              $333,506.00
 1007020975          0975         XXXXXX0975             690                  INDB 2006-1 (6-29-06)              $428,000.00
 1007024837          4837         XXXXXX4837             690                  INDB 2006-1 (6-29-06)              $329,606.17
 1007043175          3175         XXXXXX3175             690                  INDB 2006-1 (6-29-06)              $156,000.00
 1007047119          7119         XXXXXX7119             690                  INDB 2006-1 (6-29-06)              $154,400.00
 1007052465          2465         XXXXXX2465             690                  INDB 2006-1 (6-29-06)              $108,800.00
 1007077462          7462         XXXXXX7462             690                  INDB 2006-1 (6-29-06)              $400,000.00
 1007077553          7553         XXXXXX7553             690                  INDB 2006-1 (6-29-06)              $369,600.00
 1007079476          9476         XXXXXX9476             690                  INDB 2006-1 (6-29-06)              $300,400.00
 1007080730          0730         XXXXXX0730             690                  INDB 2006-1 (6-29-06)              $151,967.28
 1007082538          2538         XXXXXX2538             690                  INDB 2006-1 (6-29-06)              $212,000.00
 1007083205          3205         XXXXXX3205             690                  INDB 2006-1 (6-29-06)              $351,902.69
 1007086901          6901         XXXXXX6901             690                  INDB 2006-1 (6-29-06)              $162,868.25
 1007087867          7867         XXXXXX7867             690                  INDB 2006-1 (6-29-06)              $267,941.60
 1007090317          0317         XXXXXX0317             690                  INDB 2006-1 (6-29-06)              $500,000.00
 1007096017          6017         XXXXXX6017             690                  INDB 2006-1 (6-29-06)               $45,298.77
 1007097304          7304         XXXXXX7304             690                  INDB 2006-1 (6-29-06)              $123,979.06
 1007097510          7510         XXXXXX7510             690                  INDB 2006-1 (6-29-06)              $132,000.00
 1007108556          8556         XXXXXX8556             690                  INDB 2006-1 (6-29-06)              $244,000.00
 1007110610          0610         XXXXXX0610             690                  INDB 2006-1 (6-29-06)              $219,200.64
 1007112608          2608         XXXXXX2608             690                  INDB 2006-1 (6-29-06)              $125,040.00
 1007112756          2756         XXXXXX2756             690                  INDB 2006-1 (6-29-06)              $200,000.00
 1007114125          4125         XXXXXX4125             690                  INDB 2006-1 (6-29-06)              $223,983.23
 1007119793          9793         XXXXXX9793             690                  INDB 2006-1 (6-29-06)              $184,000.00
 1007139122          9122         XXXXXX9122             690                  INDB 2006-1 (6-29-06)              $198,616.39
 1007142951          2951         XXXXXX2951             690                  INDB 2006-1 (6-29-06)              $243,947.58
 1007153651          3651         XXXXXX3651             690                  INDB 2006-1 (6-29-06)               $56,000.00
 1007154782          4782         XXXXXX4782             690                  INDB 2006-1 (6-29-06)              $428,000.00
 1007157454          7454         XXXXXX7454             690                  INDB 2006-1 (6-29-06)              $220,000.00
 1007158544          8544         XXXXXX8544             690                  INDB 2006-1 (6-29-06)              $396,680.74
 1007161928          1928         XXXXXX1928             690                  INDB 2006-1 (6-29-06)              $239,453.30
 1007163635          3635         XXXXXX3635             690                  INDB 2006-1 (6-29-06)              $224,000.00
 1007163825          3825         XXXXXX3825             690                  INDB 2006-1 (6-29-06)              $163,200.00
 1007166737          6737         XXXXXX6737             690                  INDB 2006-1 (6-29-06)              $172,000.00
 1007172974          2974         XXXXXX2974             690                  INDB 2006-1 (6-29-06)              $101,048.84
 1007174624          4624         XXXXXX4624             690                  INDB 2006-1 (6-29-06)              $337,728.12
 1007180688          0688         XXXXXX0688             690                  INDB 2006-1 (6-29-06)              $447,999.73
 1007180969          0969         XXXXXX0969             690                  INDB 2006-1 (6-29-06)              $390,000.00
 1007183377          3377         XXXXXX3377             690                  INDB 2006-1 (6-29-06)              $132,006.30
 1007184284          4284         XXXXXX4284             690                  INDB 2006-1 (6-29-06)               $35,047.03
 1007187899          7899         XXXXXX7899             690                  INDB 2006-1 (6-29-06)              $119,154.07
 1007190562          0562         XXXXXX0562             690                  INDB 2006-1 (6-29-06)              $235,200.00
 1007191834          1834         XXXXXX1834             690                  INDB 2006-1 (6-29-06)              $304,000.00
 1007193699          3699         XXXXXX3699             690                  INDB 2006-1 (6-29-06)              $241,058.08
 1007193822          3822         XXXXXX3822             690                  INDB 2006-1 (6-29-06)              $296,000.00
 1007194085          4085         XXXXXX4085             690                  INDB 2006-1 (6-29-06)              $175,932.72
 1007195421          5421         XXXXXX5421             690                  INDB 2006-1 (6-29-06)              $252,000.00
 1007195850          5850         XXXXXX5850             690                  INDB 2006-1 (6-29-06)              $359,920.00
 1007197617          7617         XXXXXX7617             690                  INDB 2006-1 (6-29-06)              $200,000.00
 1007200908          0908         XXXXXX0908             690                  INDB 2006-1 (6-29-06)              $360,792.00
 1007201641          1641         XXXXXX1641             690                  INDB 2006-1 (6-29-06)              $232,000.00
 1007201906          1906         XXXXXX1906             690                  INDB 2006-1 (6-29-06)              $352,000.00
 1007204835          4835         XXXXXX4835             690                  INDB 2006-1 (6-29-06)              $166,650.96
 1007213547          3547         XXXXXX3547             690                  INDB 2006-1 (6-29-06)              $119,600.00
 1007215856          5856         XXXXXX5856             690                  INDB 2006-1 (6-29-06)              $219,582.26
 1007217084          7084         XXXXXX7084             690                  INDB 2006-1 (6-29-06)              $412,000.00
 1007217654          7654         XXXXXX7654             690                  INDB 2006-1 (6-29-06)              $150,398.12
 1007218058          8058         XXXXXX8058             690                  INDB 2006-1 (6-29-06)              $300,000.00
 1007218447          8447         XXXXXX8447             690                  INDB 2006-1 (6-29-06)              $281,592.25
 1007227075          7075         XXXXXX7075             690                  INDB 2006-1 (6-29-06)              $208,000.00
 1007230236          0236         XXXXXX0236             690                  INDB 2006-1 (6-29-06)              $208,000.00
 1007230475          0475         XXXXXX0475             690                  INDB 2006-1 (6-29-06)              $151,009.13
 1007231887          1887         XXXXXX1887             690                  INDB 2006-1 (6-29-06)              $310,400.00
 1007231903          1903         XXXXXX1903             690                  INDB 2006-1 (6-29-06)              $225,991.13
 1007232042          2042         XXXXXX2042             690                  INDB 2006-1 (6-29-06)              $273,600.00
 1007232281          2281         XXXXXX2281             690                  INDB 2006-1 (6-29-06)              $288,000.00
 1007234048          4048         XXXXXX4048             690                  INDB 2006-1 (6-29-06)              $262,583.04
 1007235581          5581         XXXXXX5581             690                  INDB 2006-1 (6-29-06)              $208,800.00
 1007235995          5995         XXXXXX5995             690                  INDB 2006-1 (6-29-06)              $205,600.00
 1007236712          6712         XXXXXX6712             690                  INDB 2006-1 (6-29-06)               $83,221.83
 1007240441          0441         XXXXXX0441             690                  INDB 2006-1 (6-29-06)              $382,763.34
 1007246372          6372         XXXXXX6372             690                  INDB 2006-1 (6-29-06)              $265,600.00
 1007247107          7107         XXXXXX7107             690                  INDB 2006-1 (6-29-06)              $307,376.08
 1007253691          3691         XXXXXX3691             690                  INDB 2006-1 (6-29-06)              $591,780.11
 1007255357          5357         XXXXXX5357             690                  INDB 2006-1 (6-29-06)              $481,909.57
 1007257213          7213         XXXXXX7213             690                  INDB 2006-1 (6-29-06)              $173,341.62
 1007260563          0563         XXXXXX0563             690                  INDB 2006-1 (6-29-06)              $105,969.50
 1007261330          1330         XXXXXX1330             690                  INDB 2006-1 (6-29-06)              $266,413.26
 1007261694          1694         XXXXXX1694             690                  INDB 2006-1 (6-29-06)               $99,200.00
 1007263286          3286         XXXXXX3286             690                  INDB 2006-1 (6-29-06)              $284,227.27
 1007263955          3955         XXXXXX3955             690                  INDB 2006-1 (6-29-06)                 $0.00
 1007265729          5729         XXXXXX5729             690                  INDB 2006-1 (6-29-06)              $192,000.00
 1007266305          6305         XXXXXX6305             690                  INDB 2006-1 (6-29-06)              $320,000.00
 1007266669          6669         XXXXXX6669             690                  INDB 2006-1 (6-29-06)              $124,000.00
 1007272709          2709         XXXXXX2709             690                  INDB 2006-1 (6-29-06)              $372,865.48
 1007277443          7443         XXXXXX7443             690                  INDB 2006-1 (6-29-06)               $32,645.01
 1007278052          8052         XXXXXX8052             690                  INDB 2006-1 (6-29-06)              $184,000.00
 1007281049          1049         XXXXXX1049             690                  INDB 2006-1 (6-29-06)              $284,000.00
 1007283359          3359         XXXXXX3359             690                  INDB 2006-1 (6-29-06)              $430,594.00
 1007283920          3920         XXXXXX3920             690                  INDB 2006-1 (6-29-06)              $171,342.70
 1007285883          5883         XXXXXX5883             690                  INDB 2006-1 (6-29-06)              $301,741.35
 1007285917          5917         XXXXXX5917             690                  INDB 2006-1 (6-29-06)              $173,850.00
 1007286907          6907         XXXXXX6907             690                  INDB 2006-1 (6-29-06)              $338,400.00
 1007287582          7582         XXXXXX7582             690                  INDB 2006-1 (6-29-06)                 $0.00
 1007292061          2061         XXXXXX2061             690                  INDB 2006-1 (6-29-06)              $280,000.00
 1007293200          3200         XXXXXX3200             690                  INDB 2006-1 (6-29-06)              $396,000.00
 1007293259          3259         XXXXXX3259             690                  INDB 2006-1 (6-29-06)              $347,200.00
 1007296500          6500         XXXXXX6500             690                  INDB 2006-1 (6-29-06)              $110,400.00
 1007301102          1102         XXXXXX1102             690                  INDB 2006-1 (6-29-06)              $449,323.87
 1007301961          1961         XXXXXX1961             690                  INDB 2006-1 (6-29-06)              $264,000.00
 1007302233          2233         XXXXXX2233             690                  INDB 2006-1 (6-29-06)              $485,600.00
 1007306036          6036         XXXXXX6036             690                  INDB 2006-1 (6-29-06)              $278,805.44
 1007307885          7885         XXXXXX7885             690                  INDB 2006-1 (6-29-06)              $163,600.00
 1007308149          8149         XXXXXX8149             690                  INDB 2006-1 (6-29-06)              $239,973.20
 1007312364          2364         XXXXXX2364             690                  INDB 2006-1 (6-29-06)              $483,200.00
 1007313586          3586         XXXXXX3586             690                  INDB 2006-1 (6-29-06)              $412,000.00
 1007314949          4949         XXXXXX4949             690                  INDB 2006-1 (6-29-06)              $205,600.00
 1007317942          7942         XXXXXX7942             690                  INDB 2006-1 (6-29-06)              $349,600.00
 1007318452          8452         XXXXXX8452             690                  INDB 2006-1 (6-29-06)              $308,000.00
 1007318700          8700         XXXXXX8700             690                  INDB 2006-1 (6-29-06)              $439,922.14
 1007320029          0029         XXXXXX0029             690                  INDB 2006-1 (6-29-06)              $464,978.32
 1007320045          0045         XXXXXX0045             690                  INDB 2006-1 (6-29-06)              $120,787.45
 1007321696          1696         XXXXXX1696             690                  INDB 2006-1 (6-29-06)              $359,155.53
 1007322157          2157         XXXXXX2157             690                  INDB 2006-1 (6-29-06)              $420,000.00
 1007323304          3304         XXXXXX3304             690                  INDB 2006-1 (6-29-06)                 $0.00
 1007323650          3650         XXXXXX3650             690                  INDB 2006-1 (6-29-06)              $347,931.95
 1007324765          4765         XXXXXX4765             690                  INDB 2006-1 (6-29-06)              $228,800.00
 1007330192          0192         XXXXXX0192             690                  INDB 2006-1 (6-29-06)              $332,800.00
 1007333725          3725         XXXXXX3725             690                  INDB 2006-1 (6-29-06)              $473,280.00
 1007338518          8518         XXXXXX8518             690                  INDB 2006-1 (6-29-06)              $263,861.20
 1007339011          9011         XXXXXX9011             690                  INDB 2006-1 (6-29-06)              $336,000.00
 1007339243          9243         XXXXXX9243             690                  INDB 2006-1 (6-29-06)              $408,000.00
 1007339607          9607         XXXXXX9607             690                  INDB 2006-1 (6-29-06)              $121,687.99
 1007348889          8889         XXXXXX8889             690                  INDB 2006-1 (6-29-06)               $78,639.61
 1007349358          9358         XXXXXX9358             690                  INDB 2006-1 (6-29-06)              $181,597.34
 1007351321          1321         XXXXXX1321             690                  INDB 2006-1 (6-29-06)              $417,049.51
 1007354085          4085         XXXXXX4085             690                  INDB 2006-1 (6-29-06)              $319,050.00
 1007356197          6197         XXXXXX6197             690                  INDB 2006-1 (6-29-06)              $500,000.00
 1007356767          6767         XXXXXX6767             690                  INDB 2006-1 (6-29-06)              $167,614.01
 1007367384          7384         XXXXXX7384             690                  INDB 2006-1 (6-29-06)               $94,400.00
 1007373085          3085         XXXXXX3085             690                  INDB 2006-1 (6-29-06)              $151,939.52
 1007373150          3150         XXXXXX3150             690                  INDB 2006-1 (6-29-06)              $343,342.56
 1007377524          7524         XXXXXX7524             690                  INDB 2006-1 (6-29-06)              $304,000.00
 1007382235          2235         XXXXXX2235             690                  INDB 2006-1 (6-29-06)              $359,200.00
 1007385378          5378         XXXXXX5378             690                  INDB 2006-1 (6-29-06)              $476,000.00
 1007389057          9057         XXXXXX9057             690                  INDB 2006-1 (6-29-06)              $158,970.57
 1007393067          3067         XXXXXX3067             690                  INDB 2006-1 (6-29-06)              $123,969.50
 1007395625          5625         XXXXXX5625             690                  INDB 2006-1 (6-29-06)              $350,000.00
 1007398017          8017         XXXXXX8017             690                  INDB 2006-1 (6-29-06)              $308,720.00
 1007399098          9098         XXXXXX9098             690                  INDB 2006-1 (6-29-06)              $300,000.00
 1007401480          1480         XXXXXX1480             690                  INDB 2006-1 (6-29-06)              $383,998.70
 1007403288          3288         XXXXXX3288             690                  INDB 2006-1 (6-29-06)              $228,000.00
 1007404526          4526         XXXXXX4526             690                  INDB 2006-1 (6-29-06)              $383,999.95
 1007412990          2990         XXXXXX2990             690                  INDB 2006-1 (6-29-06)              $210,400.00
 1007417403          7403         XXXXXX7403             690                  INDB 2006-1 (6-29-06)              $220,400.00
 1007417601          7601         XXXXXX7601             690                  INDB 2006-1 (6-29-06)              $187,394.55
 1007418732          8732         XXXXXX8732             690                  INDB 2006-1 (6-29-06)              $240,971.66
 1007418864          8864         XXXXXX8864             690                  INDB 2006-1 (6-29-06)              $131,151.17
 1007419615          9615         XXXXXX9615             690                  INDB 2006-1 (6-29-06)              $183,499.84
 1007420209          0209         XXXXXX0209             690                  INDB 2006-1 (6-29-06)              $395,497.95
 1007421660          1660         XXXXXX1660             690                  INDB 2006-1 (6-29-06)              $118,400.00
 1007424102          4102         XXXXXX4102             690                  INDB 2006-1 (6-29-06)               $67,975.00
 1007425059          5059         XXXXXX5059             690                  INDB 2006-1 (6-29-06)              $167,472.70
 1007427329          7329         XXXXXX7329             690                  INDB 2006-1 (6-29-06)              $208,000.00
 1007428079          8079         XXXXXX8079             690                  INDB 2006-1 (6-29-06)              $243,895.64
 1007430596          0596         XXXXXX0596             690                  INDB 2006-1 (6-29-06)              $116,000.00
 1007431263          1263         XXXXXX1263             690                  INDB 2006-1 (6-29-06)              $196,791.78
 1007432584          2584         XXXXXX2584             690                  INDB 2006-1 (6-29-06)              $112,225.12
 1007437195          7195         XXXXXX7195             690                  INDB 2006-1 (6-29-06)              $291,900.00
 1007437484          7484         XXXXXX7484             690                  INDB 2006-1 (6-29-06)              $450,765.56
 1007438136          8136         XXXXXX8136             690                  INDB 2006-1 (6-29-06)              $169,639.91
 1007441809          1809         XXXXXX1809             690                  INDB 2006-1 (6-29-06)              $153,967.48
 1007443037          3037         XXXXXX3037             690                  INDB 2006-1 (6-29-06)              $328,000.00
 1007443060          3060         XXXXXX3060             690                  INDB 2006-1 (6-29-06)                 $0.00
 1007443979          3979         XXXXXX3979             690                  INDB 2006-1 (6-29-06)              $101,600.00
 1007444084          4084         XXXXXX4084             690                  INDB 2006-1 (6-29-06)              $304,000.00
 1007444415          4415         XXXXXX4415             690                  INDB 2006-1 (6-29-06)              $139,258.92
 1007445099          5099         XXXXXX5099             690                  INDB 2006-1 (6-29-06)              $269,946.68
 1007446725          6725         XXXXXX6725             690                  INDB 2006-1 (6-29-06)              $364,000.00
 1007450909          0909         XXXXXX0909             690                  INDB 2006-1 (6-29-06)              $152,863.99
 1007451261          1261         XXXXXX1261             690                  INDB 2006-1 (6-29-06)              $473,010.12
 1007452202          2202         XXXXXX2202             690                  INDB 2006-1 (6-29-06)              $100,800.00
 1007453622          3622         XXXXXX3622             690                  INDB 2006-1 (6-29-06)              $300,000.00
 1007455437          5437         XXXXXX5437             690                  INDB 2006-1 (6-29-06)              $205,868.11
 1007457284          7284         XXXXXX7284             690                  INDB 2006-1 (6-29-06)              $288,000.00
 1007459033          9033         XXXXXX9033             690                  INDB 2006-1 (6-29-06)               $51,200.00
 1007459561          9561         XXXXXX9561             690                  INDB 2006-1 (6-29-06)              $162,400.00
 1007459645          9645         XXXXXX9645             690                  INDB 2006-1 (6-29-06)              $360,000.00
 1007459744          9744         XXXXXX9744             690                  INDB 2006-1 (6-29-06)              $119,271.73
 1007463563          3563         XXXXXX3563             690                  INDB 2006-1 (6-29-06)                 $0.00
 1007464116          4116         XXXXXX4116             690                  INDB 2006-1 (6-29-06)              $231,191.16
 1007469594          9594         XXXXXX9594             690                  INDB 2006-1 (6-29-06)              $175,605.76
 1007469651          9651         XXXXXX9651             690                  INDB 2006-1 (6-29-06)              $318,000.00
 1007470030          0030         XXXXXX0030             690                  INDB 2006-1 (6-29-06)              $240,000.00
 1007472911          2911         XXXXXX2911             690                  INDB 2006-1 (6-29-06)              $142,799.00
 1007474800          4800         XXXXXX4800             690                  INDB 2006-1 (6-29-06)              $170,400.00
 1007475112          5112         XXXXXX5112             690                  INDB 2006-1 (6-29-06)              $129,600.00
 1007475351          5351         XXXXXX5351             690                  INDB 2006-1 (6-29-06)                 $0.00
 1007478470          8470         XXXXXX8470             690                  INDB 2006-1 (6-29-06)              $182,707.41
 1007482969          2969         XXXXXX2969             690                  INDB 2006-1 (6-29-06)              $223,950.00
 1007484445          4445         XXXXXX4445             690                  INDB 2006-1 (6-29-06)               $99,999.61
 1007485798          5798         XXXXXX5798             690                  INDB 2006-1 (6-29-06)              $203,000.00
 1007489618          9618         XXXXXX9618             690                  INDB 2006-1 (6-29-06)              $332,000.00
 1007491739          1739         XXXXXX1739             690                  INDB 2006-1 (6-29-06)              $270,197.96
 1007497991          7991         XXXXXX7991             690                  INDB 2006-1 (6-29-06)              $172,000.00
 1007498247          8247         XXXXXX8247             690                  INDB 2006-1 (6-29-06)                 $0.00
 1007500125          0125         XXXXXX0125             690                  INDB 2006-1 (6-29-06)              $260,000.00
 1007500778          0778         XXXXXX0778             690                  INDB 2006-1 (6-29-06)              $270,400.00
 1007503483          3483         XXXXXX3483             690                  INDB 2006-1 (6-29-06)                 $0.00
 1007512500          2500         XXXXXX2500             690                  INDB 2006-1 (6-29-06)              $139,920.00
 1007519323          9323         XXXXXX9323             690                  INDB 2006-1 (6-29-06)              $320,000.00
 1007526997          6997         XXXXXX6997             690                  INDB 2006-1 (6-29-06)              $160,000.00
 1007527433          7433         XXXXXX7433             690                  INDB 2006-1 (6-29-06)              $274,893.00
 1007529041          9041         XXXXXX9041             690                  INDB 2006-1 (6-29-06)              $253,213.95
 1007535774          5774         XXXXXX5774             690                  INDB 2006-1 (6-29-06)              $267,192.00
 1007540501          0501         XXXXXX0501             690                  INDB 2006-1 (6-29-06)              $260,720.00
 1007543562          3562         XXXXXX3562             690                  INDB 2006-1 (6-29-06)              $212,000.00
 1007544602          4602         XXXXXX4602             690                  INDB 2006-1 (6-29-06)              $133,600.00
 1007547910          7910         XXXXXX7910             690                  INDB 2006-1 (6-29-06)              $185,600.00
 1007548496          8496         XXXXXX8496             690                  INDB 2006-1 (6-29-06)              $200,000.00
 1007554981          4981         XXXXXX4981             690                  INDB 2006-1 (6-29-06)              $400,000.00
 1007586512          6512         XXXXXX6512             690                  INDB 2006-1 (6-29-06)              $360,000.00
 1007597584          7584         XXXXXX7584             690                  INDB 2006-1 (6-29-06)              $352,404.22
 1007603416          3416         XXXXXX3416             690                  INDB 2006-1 (6-29-06)              $308,000.00
 1006228124          8124         XXXXXX8124             671               INDS 2006-1 SETTLED 04/27/06           $41,955.62
 1006359051          9051         XXXXXX9051             671               INDS 2006-1 SETTLED 04/27/06           $27,306.51
 1006422701          2701         XXXXXX2701             671               INDS 2006-1 SETTLED 04/27/06           $27,862.83
 1006427528          7528         XXXXXX7528             671               INDS 2006-1 SETTLED 04/27/06          $124,182.87
 1006576639          6639         XXXXXX6639             671               INDS 2006-1 SETTLED 04/27/06           $21,805.09
 1006805632          5632         XXXXXX5632             671               INDS 2006-1 SETTLED 04/27/06           $17,870.57
 1006834707          4707         XXXXXX4707             671               INDS 2006-1 SETTLED 04/27/06           $23,800.00
 1007101841          1841         XXXXXX1841             671               INDS 2006-1 SETTLED 04/27/06           $9,605.21
 1007177395          7395         XXXXXX7395             671               INDS 2006-1 SETTLED 04/27/06           $31,704.86
 1007255480          5480         XXXXXX5480             671               INDS 2006-1 SETTLED 04/27/06          $100,000.00
 3001307200          7200         XXXXXX7200             671               INDS 2006-1 SETTLED 04/27/06           $15,551.02
 3001307796          7796         XXXXXX7796             671               INDS 2006-1 SETTLED 04/27/06           $19,123.86
 3001308299          8299         XXXXXX8299             671               INDS 2006-1 SETTLED 04/27/06           $22,700.00
 3001308901          8901         XXXXXX8901             671               INDS 2006-1 SETTLED 04/27/06             $0.00
 3001308950          8950         XXXXXX8950             671               INDS 2006-1 SETTLED 04/27/06           $45,200.00
 3001331309          1309         XXXXXX1309             671               INDS 2006-1 SETTLED 04/27/06           $79,604.84
 3001405368          5368         XXXXXX5368             671               INDS 2006-1 SETTLED 04/27/06           $17,933.28
 3001406531          6531         XXXXXX6531             671               INDS 2006-1 SETTLED 04/27/06           $32,775.38
 1007736356          6356         XXXXXX6356             687               INDS 2006-2B UBS/BS 9/18/06            $46,882.36
 1007780081          0081         XXXXXX0081             687               INDS 2006-2B UBS/BS 9/18/06            $49,918.54
 1007903451          3451         XXXXXX3451             687               INDS 2006-2B UBS/BS 9/18/06            $25,971.39
 1007985565          5565         XXXXXX5565             687               INDS 2006-2B UBS/BS 9/18/06            $40,889.23
 1008029389          9389         XXXXXX9389             687               INDS 2006-2B UBS/BS 9/18/06            $33,574.40
 3001545361          5361         XXXXXX5361             687               INDS 2006-2B UBS/BS 9/18/06            $43,322.23
 1005813215          3215         XXXXXX3215             679              INDS 2006-A CES (UBS) 5/22/06           $36,449.03
 1006156374          6374         XXXXXX6374             679              INDS 2006-A CES (UBS) 5/22/06           $18,897.75
 1006390890          0890         XXXXXX0890             679              INDS 2006-A CES (UBS) 5/22/06           $35,171.86
 1006472615          2615         XXXXXX2615             679              INDS 2006-A CES (UBS) 5/22/06           $44,790.96
 1006811101          1101         XXXXXX1101             679              INDS 2006-A CES (UBS) 5/22/06           $35,156.07
 1006823254          3254         XXXXXX3254             679              INDS 2006-A CES (UBS) 5/22/06           $32,270.98
 1006831158          1158         XXXXXX1158             679              INDS 2006-A CES (UBS) 5/22/06           $23,112.05
 1007121815          1815         XXXXXX1815             679              INDS 2006-A CES (UBS) 5/22/06           $45,833.43
 1007218231          8231         XXXXXX8231             679              INDS 2006-A CES (UBS) 5/22/06           $67,671.19
 1007331406          1406         XXXXXX1406             679              INDS 2006-A CES (UBS) 5/22/06           $40,514.67
 1007335696          5696         XXXXXX5696             679              INDS 2006-A CES (UBS) 5/22/06           $54,709.49
 1007347394          7394         XXXXXX7394             679              INDS 2006-A CES (UBS) 5/22/06           $43,652.24
 1007391673          1673         XXXXXX1673             679              INDS 2006-A CES (UBS) 5/22/06          $100,938.45
 1007429101          9101         XXXXXX9101             679              INDS 2006-A CES (UBS) 5/22/06           $70,840.65
 1007434010          4010         XXXXXX4010             679              INDS 2006-A CES (UBS) 5/22/06           $91,980.44
 1007495755          5755         XXXXXX5755             679              INDS 2006-A CES (UBS) 5/22/06           $29,013.77
 1007497124          7124         XXXXXX7124             679              INDS 2006-A CES (UBS) 5/22/06           $34,940.50
 3001308638          8638         XXXXXX8638             679              INDS 2006-A CES (UBS) 5/22/06           $46,566.08
 3001554157          4157         XXXXXX4157             679              INDS 2006-A CES (UBS) 5/22/06           $32,961.99
 1001825031          5031         XXXXXX5031             673               INDX 2006 AR11 (BS) 4-27-06           $286,779.97
 1003191713          1713         XXXXXX1713             673               INDX 2006 AR11 (BS) 4-27-06           $581,549.31
 1003777602          7602         XXXXXX7602             673               INDX 2006 AR11 (BS) 4-27-06           $369,105.62
 1004415269          5269         XXXXXX5269             673               INDX 2006 AR11 (BS) 4-27-06           $144,626.62
 1004558704          8704         XXXXXX8704             673               INDX 2006 AR11 (BS) 4-27-06           $425,873.81
 1004559298          9298         XXXXXX9298             673               INDX 2006 AR11 (BS) 4-27-06              $0.00
 1004617963          7963         XXXXXX7963             673               INDX 2006 AR11 (BS) 4-27-06           $259,710.85
 1005112881          2881         XXXXXX2881             673               INDX 2006 AR11 (BS) 4-27-06           $398,874.49
 1005629298          9298         XXXXXX9298             673               INDX 2006 AR11 (BS) 4-27-06           $606,487.63
 1006446262          6262         XXXXXX6262             673               INDX 2006 AR11 (BS) 4-27-06           $159,905.86
 1006502148          2148         XXXXXX2148             673               INDX 2006 AR11 (BS) 4-27-06           $291,791.34
 1006520066          0066         XXXXXX0066             673               INDX 2006 AR11 (BS) 4-27-06           $120,000.00
 1006793374          3374         XXXXXX3374             673               INDX 2006 AR11 (BS) 4-27-06           $215,875.42
 1006823031          3031         XXXXXX3031             673               INDX 2006 AR11 (BS) 4-27-06           $105,247.10
 1006830978          0978         XXXXXX0978             673               INDX 2006 AR11 (BS) 4-27-06           $247,126.66
 1006847097          7097         XXXXXX7097             673               INDX 2006 AR11 (BS) 4-27-06           $169,357.31
 1006882250          2250         XXXXXX2250             673               INDX 2006 AR11 (BS) 4-27-06           $266,400.00
 1006888869          8869         XXXXXX8869             673               INDX 2006 AR11 (BS) 4-27-06           $328,000.00
 1006902124          2124         XXXXXX2124             673               INDX 2006 AR11 (BS) 4-27-06           $245,000.00
 1006902132          2132         XXXXXX2132             673               INDX 2006 AR11 (BS) 4-27-06           $243,500.26
 1006909251          9251         XXXXXX9251             673               INDX 2006 AR11 (BS) 4-27-06           $375,012.00
 1006930679          0679         XXXXXX0679             673               INDX 2006 AR11 (BS) 4-27-06           $153,549.88
 1006932428          2428         XXXXXX2428             673               INDX 2006 AR11 (BS) 4-27-06           $320,000.00
 1006944357          4357         XXXXXX4357             673               INDX 2006 AR11 (BS) 4-27-06            $43,655.76
 1006945388          5388         XXXXXX5388             673               INDX 2006 AR11 (BS) 4-27-06           $305,958.81
 1006946832          6832         XXXXXX6832             673               INDX 2006 AR11 (BS) 4-27-06           $152,000.00
 1006948499          8499         XXXXXX8499             673               INDX 2006 AR11 (BS) 4-27-06           $296,000.00
 1006951477          1477         XXXXXX1477             673               INDX 2006 AR11 (BS) 4-27-06           $300,000.00
 1006952319          2319         XXXXXX2319             673               INDX 2006 AR11 (BS) 4-27-06           $133,600.00
 1006955411          5411         XXXXXX5411             673               INDX 2006 AR11 (BS) 4-27-06           $224,968.13
 1006957334          7334         XXXXXX7334             673               INDX 2006 AR11 (BS) 4-27-06           $181,600.00
 1006964462          4462         XXXXXX4462             673               INDX 2006 AR11 (BS) 4-27-06           $158,250.00
 1006967226          7226         XXXXXX7226             673               INDX 2006 AR11 (BS) 4-27-06           $184,000.00
 1006972267          2267         XXXXXX2267             673               INDX 2006 AR11 (BS) 4-27-06           $243,792.00
 1006975153          5153         XXXXXX5153             673               INDX 2006 AR11 (BS) 4-27-06           $252,000.00
 1006977126          7126         XXXXXX7126             673               INDX 2006 AR11 (BS) 4-27-06           $220,000.00
 1006977985          7985         XXXXXX7985             673               INDX 2006 AR11 (BS) 4-27-06           $193,067.88
 1006981235          1235         XXXXXX1235             673               INDX 2006 AR11 (BS) 4-27-06           $120,000.00
 1006981326          1326         XXXXXX1326             673               INDX 2006 AR11 (BS) 4-27-06           $120,000.00
 1006988685          8685         XXXXXX8685             673               INDX 2006 AR11 (BS) 4-27-06           $227,500.00
 1006990806          0806         XXXXXX0806             673               INDX 2006 AR11 (BS) 4-27-06           $332,000.00
 1007009705          9705         XXXXXX9705             673               INDX 2006 AR11 (BS) 4-27-06           $379,959.46
 1007011396          1396         XXXXXX1396             673               INDX 2006 AR11 (BS) 4-27-06           $139,110.34
 1007022419          2419         XXXXXX2419             673               INDX 2006 AR11 (BS) 4-27-06           $252,000.00
 1007025859          5859         XXXXXX5859             673               INDX 2006 AR11 (BS) 4-27-06           $460,000.00
 1007030263          0263         XXXXXX0263             673               INDX 2006 AR11 (BS) 4-27-06           $215,983.00
 1007036955          6955         XXXXXX6955             673               INDX 2006 AR11 (BS) 4-27-06           $186,337.94
 1007044736          4736         XXXXXX4736             673               INDX 2006 AR11 (BS) 4-27-06           $396,294.55
 1007049107          9107         XXXXXX9107             673               INDX 2006 AR11 (BS) 4-27-06            $98,981.80
 1007049750          9750         XXXXXX9750             673               INDX 2006 AR11 (BS) 4-27-06           $347,328.22
 1007051467          1467         XXXXXX1467             673               INDX 2006 AR11 (BS) 4-27-06           $256,000.00
 1007054701          4701         XXXXXX4701             673               INDX 2006 AR11 (BS) 4-27-06           $108,000.00
 1007061631          1631         XXXXXX1631             673               INDX 2006 AR11 (BS) 4-27-06           $248,000.00
 1007061847          1847         XXXXXX1847             673               INDX 2006 AR11 (BS) 4-27-06           $140,080.00
 1007061946          1946         XXXXXX1946             673               INDX 2006 AR11 (BS) 4-27-06           $327,924.04
 1007061953          1953         XXXXXX1953             673               INDX 2006 AR11 (BS) 4-27-06           $216,907.53
 1007062027          2027         XXXXXX2027             673               INDX 2006 AR11 (BS) 4-27-06           $346,950.00
 1007062043          2043         XXXXXX2043             673               INDX 2006 AR11 (BS) 4-27-06            $52,500.00
 1007062076          2076         XXXXXX2076             673               INDX 2006 AR11 (BS) 4-27-06           $164,000.00
 1007062225          2225         XXXXXX2225             673               INDX 2006 AR11 (BS) 4-27-06           $195,900.00
 1007062233          2233         XXXXXX2233             673               INDX 2006 AR11 (BS) 4-27-06           $152,800.00
 1007062324          2324         XXXXXX2324             673               INDX 2006 AR11 (BS) 4-27-06           $368,000.00
 1007062332          2332         XXXXXX2332             673               INDX 2006 AR11 (BS) 4-27-06           $195,158.90
 1007062340          2340         XXXXXX2340             673               INDX 2006 AR11 (BS) 4-27-06           $167,904.12
 1007062415          2415         XXXXXX2415             673               INDX 2006 AR11 (BS) 4-27-06           $439,863.38
 1007062449          2449         XXXXXX2449             673               INDX 2006 AR11 (BS) 4-27-06           $340,000.00
 1007062514          2514         XXXXXX2514             673               INDX 2006 AR11 (BS) 4-27-06           $103,973.46
 1007062712          2712         XXXXXX2712             673               INDX 2006 AR11 (BS) 4-27-06           $179,954.78
 1007062803          2803         XXXXXX2803             673               INDX 2006 AR11 (BS) 4-27-06           $372,000.00
 1007063231          3231         XXXXXX3231             673               INDX 2006 AR11 (BS) 4-27-06           $364,000.00
 1007063249          3249         XXXXXX3249             673               INDX 2006 AR11 (BS) 4-27-06           $283,018.33
 1007063256          3256         XXXXXX3256             673               INDX 2006 AR11 (BS) 4-27-06           $216,000.00
 1007063272          3272         XXXXXX3272             673               INDX 2006 AR11 (BS) 4-27-06           $188,800.00
 1007063314          3314         XXXXXX3314             673               INDX 2006 AR11 (BS) 4-27-06           $323,850.87
 1007063363          3363         XXXXXX3363             673               INDX 2006 AR11 (BS) 4-27-06            $96,000.00
 1007063603          3603         XXXXXX3603             673               INDX 2006 AR11 (BS) 4-27-06           $520,000.00
 1007063850          3850         XXXXXX3850             673               INDX 2006 AR11 (BS) 4-27-06           $140,000.00
 1007063868          3868         XXXXXX3868             673               INDX 2006 AR11 (BS) 4-27-06           $127,998.93
 1007063959          3959         XXXXXX3959             673               INDX 2006 AR11 (BS) 4-27-06           $319,888.71
 1007064163          4163         XXXXXX4163             673               INDX 2006 AR11 (BS) 4-27-06           $130,627.83
 1007064312          4312         XXXXXX4312             673               INDX 2006 AR11 (BS) 4-27-06           $118,400.00
 1007064338          4338         XXXXXX4338             673               INDX 2006 AR11 (BS) 4-27-06           $276,150.00
 1007064379          4379         XXXXXX4379             673               INDX 2006 AR11 (BS) 4-27-06           $304,978.65
 1007064452          4452         XXXXXX4452             673               INDX 2006 AR11 (BS) 4-27-06           $314,488.00
 1007064502          4502         XXXXXX4502             673               INDX 2006 AR11 (BS) 4-27-06           $188,000.00
 1007067224          7224         XXXXXX7224             673               INDX 2006 AR11 (BS) 4-27-06           $424,000.00
 1007069618          9618         XXXXXX9618             673               INDX 2006 AR11 (BS) 4-27-06            $96,669.80
 1007075722          5722         XXXXXX5722             673               INDX 2006 AR11 (BS) 4-27-06           $340,300.00
 1007090713          0713         XXXXXX0713             673               INDX 2006 AR11 (BS) 4-27-06           $281,638.66
 1007094293          4293         XXXXXX4293             673               INDX 2006 AR11 (BS) 4-27-06           $196,998.45
 1007095753          5753         XXXXXX5753             673               INDX 2006 AR11 (BS) 4-27-06              $0.00
 1007099102          9102         XXXXXX9102             673               INDX 2006 AR11 (BS) 4-27-06           $132,000.00
 1007101395          1395         XXXXXX1395             673               INDX 2006 AR11 (BS) 4-27-06           $259,177.70
 1007106592          6592         XXXXXX6592             673               INDX 2006 AR11 (BS) 4-27-06           $227,900.52
 1007106642          6642         XXXXXX6642             673               INDX 2006 AR11 (BS) 4-27-06           $323,920.00
 1007107988          7988         XXXXXX7988             673               INDX 2006 AR11 (BS) 4-27-06           $146,400.00
 1007113085          3085         XXXXXX3085             673               INDX 2006 AR11 (BS) 4-27-06           $308,000.00
 1007117748          7748         XXXXXX7748             673               INDX 2006 AR11 (BS) 4-27-06           $436,000.00
 1007125998          5998         XXXXXX5998             673               INDX 2006 AR11 (BS) 4-27-06           $129,998.81
 1007128067          8067         XXXXXX8067             673               INDX 2006 AR11 (BS) 4-27-06           $180,000.00
 1007128729          8729         XXXXXX8729             673               INDX 2006 AR11 (BS) 4-27-06           $346,400.00
 1007129255          9255         XXXXXX9255             673               INDX 2006 AR11 (BS) 4-27-06           $148,748.44
 1007129727          9727         XXXXXX9727             673               INDX 2006 AR11 (BS) 4-27-06           $172,000.00
 1007130493          0493         XXXXXX0493             673               INDX 2006 AR11 (BS) 4-27-06           $360,000.00
 1007132002          2002         XXXXXX2002             673               INDX 2006 AR11 (BS) 4-27-06           $122,500.00
 1007132556          2556         XXXXXX2556             673               INDX 2006 AR11 (BS) 4-27-06           $328,000.00
 1007134081          4081         XXXXXX4081             673               INDX 2006 AR11 (BS) 4-27-06           $308,000.00
 1007139593          9593         XXXXXX9593             673               INDX 2006 AR11 (BS) 4-27-06           $408,000.00
 1007143694          3694         XXXXXX3694             673               INDX 2006 AR11 (BS) 4-27-06           $216,000.00
 1007144502          4502         XXXXXX4502             673               INDX 2006 AR11 (BS) 4-27-06           $184,800.00
 1007146473          6473         XXXXXX6473             673               INDX 2006 AR11 (BS) 4-27-06           $121,700.00
 1007147216          7216         XXXXXX7216             673               INDX 2006 AR11 (BS) 4-27-06           $194,979.09
 1007152752          2752         XXXXXX2752             673               INDX 2006 AR11 (BS) 4-27-06           $267,120.00
 1007152869          2869         XXXXXX2869             673               INDX 2006 AR11 (BS) 4-27-06           $136,000.00
 1007154741          4741         XXXXXX4741             673               INDX 2006 AR11 (BS) 4-27-06           $138,000.00
 1007155961          5961         XXXXXX5961             673               INDX 2006 AR11 (BS) 4-27-06           $344,000.00
 1007156233          6233         XXXXXX6233             673               INDX 2006 AR11 (BS) 4-27-06           $208,800.00
 1007157249          7249         XXXXXX7249             673               INDX 2006 AR11 (BS) 4-27-06           $380,000.00
 1007157843          7843         XXXXXX7843             673               INDX 2006 AR11 (BS) 4-27-06           $124,000.00
 1007158197          8197         XXXXXX8197             673               INDX 2006 AR11 (BS) 4-27-06           $408,548.77
 1007158486          8486         XXXXXX8486             673               INDX 2006 AR11 (BS) 4-27-06           $240,000.00
 1007160698          0698         XXXXXX0698             673               INDX 2006 AR11 (BS) 4-27-06           $375,000.00
 1007160706          0706         XXXXXX0706             673               INDX 2006 AR11 (BS) 4-27-06           $161,500.00
 1007161365          1365         XXXXXX1365             673               INDX 2006 AR11 (BS) 4-27-06           $139,601.06
 1007163650          3650         XXXXXX3650             673               INDX 2006 AR11 (BS) 4-27-06           $408,000.00
 1007165549          5549         XXXXXX5549             673               INDX 2006 AR11 (BS) 4-27-06           $500,000.00
 1007166893          6893         XXXXXX6893             673               INDX 2006 AR11 (BS) 4-27-06           $212,000.00
 1007167404          7404         XXXXXX7404             673               INDX 2006 AR11 (BS) 4-27-06              $0.00
 1007167768          7768         XXXXXX7768             673               INDX 2006 AR11 (BS) 4-27-06           $107,148.71
 1007168006          8006         XXXXXX8006             673               INDX 2006 AR11 (BS) 4-27-06            $72,545.90
 1007168378          8378         XXXXXX8378             673               INDX 2006 AR11 (BS) 4-27-06           $175,920.00
 1007170754          0754         XXXXXX0754             673               INDX 2006 AR11 (BS) 4-27-06           $386,500.00
 1007172826          2826         XXXXXX2826             673               INDX 2006 AR11 (BS) 4-27-06           $163,980.28
 1007173113          3113         XXXXXX3113             673               INDX 2006 AR11 (BS) 4-27-06              $0.00
 1007178567          8567         XXXXXX8567             673               INDX 2006 AR11 (BS) 4-27-06              $0.00
 1007180654          0654         XXXXXX0654             673               INDX 2006 AR11 (BS) 4-27-06           $344,666.66
 1007181744          1744         XXXXXX1744             673               INDX 2006 AR11 (BS) 4-27-06           $184,000.00
 1007181843          1843         XXXXXX1843             673               INDX 2006 AR11 (BS) 4-27-06           $235,200.00
 1007181892          1892         XXXXXX1892             673               INDX 2006 AR11 (BS) 4-27-06           $368,000.00
 1007184219          4219         XXXXXX4219             673               INDX 2006 AR11 (BS) 4-27-06           $245,000.00
 1007185323          5323         XXXXXX5323             673               INDX 2006 AR11 (BS) 4-27-06           $227,999.80
 1007185596          5596         XXXXXX5596             673               INDX 2006 AR11 (BS) 4-27-06           $290,000.00
 1007186453          6453         XXXXXX6453             673               INDX 2006 AR11 (BS) 4-27-06           $260,000.00
 1007186552          6552         XXXXXX6552             673               INDX 2006 AR11 (BS) 4-27-06           $350,000.00
 1007186776          6776         XXXXXX6776             673               INDX 2006 AR11 (BS) 4-27-06           $628,000.00
 1007186966          6966         XXXXXX6966             673               INDX 2006 AR11 (BS) 4-27-06           $305,000.00
 1007187543          7543         XXXXXX7543             673               INDX 2006 AR11 (BS) 4-27-06           $259,200.00
 1007188350          8350         XXXXXX8350             673               INDX 2006 AR11 (BS) 4-27-06           $142,118.62
 1007190182          0182         XXXXXX0182             673               INDX 2006 AR11 (BS) 4-27-06           $229,885.42
 1007192246          2246         XXXXXX2246             673               INDX 2006 AR11 (BS) 4-27-06           $280,000.00
 1007192774          2774         XXXXXX2774             673               INDX 2006 AR11 (BS) 4-27-06           $247,433.11
 1007193095          3095         XXXXXX3095             673               INDX 2006 AR11 (BS) 4-27-06           $250,000.00
 1007194655          4655         XXXXXX4655             673               INDX 2006 AR11 (BS) 4-27-06           $112,700.00
 1007196569          6569         XXXXXX6569             673               INDX 2006 AR11 (BS) 4-27-06           $226,688.42
 1007197674          7674         XXXXXX7674             673               INDX 2006 AR11 (BS) 4-27-06           $186,032.67
 1007198284          8284         XXXXXX8284             673               INDX 2006 AR11 (BS) 4-27-06           $401,960.00
 1007198334          8334         XXXXXX8334             673               INDX 2006 AR11 (BS) 4-27-06           $333,649.52
 1007198482          8482         XXXXXX8482             673               INDX 2006 AR11 (BS) 4-27-06           $320,800.00
 1007199324          9324         XXXXXX9324             673               INDX 2006 AR11 (BS) 4-27-06           $270,242.12
 1007199621          9621         XXXXXX9621             673               INDX 2006 AR11 (BS) 4-27-06           $102,800.00
 1007201716          1716         XXXXXX1716             673               INDX 2006 AR11 (BS) 4-27-06           $264,726.48
 1007202052          2052         XXXXXX2052             673               INDX 2006 AR11 (BS) 4-27-06           $360,000.00
 1007205386          5386         XXXXXX5386             673               INDX 2006 AR11 (BS) 4-27-06              $0.00
 1007206103          6103         XXXXXX6103             673               INDX 2006 AR11 (BS) 4-27-06           $295,000.00
 1007207457          7457         XXXXXX7457             673               INDX 2006 AR11 (BS) 4-27-06           $143,999.59
 1007209016          9016         XXXXXX9016             673               INDX 2006 AR11 (BS) 4-27-06              $0.00
 1007210949          0949         XXXXXX0949             673               INDX 2006 AR11 (BS) 4-27-06           $283,000.00
 1007211269          1269         XXXXXX1269             673               INDX 2006 AR11 (BS) 4-27-06            $99,695.21
 1007211699          1699         XXXXXX1699             673               INDX 2006 AR11 (BS) 4-27-06           $320,000.00
 1007212366          2366         XXXXXX2366             673               INDX 2006 AR11 (BS) 4-27-06           $264,000.00
 1007212648          2648         XXXXXX2648             673               INDX 2006 AR11 (BS) 4-27-06           $424,000.00
 1007213265          3265         XXXXXX3265             673               INDX 2006 AR11 (BS) 4-27-06           $300,000.00
 1007213315          3315         XXXXXX3315             673               INDX 2006 AR11 (BS) 4-27-06           $134,899.59
 1007213422          3422         XXXXXX3422             673               INDX 2006 AR11 (BS) 4-27-06           $168,000.00
 1007213778          3778         XXXXXX3778             673               INDX 2006 AR11 (BS) 4-27-06           $149,800.00
 1007214123          4123         XXXXXX4123             673               INDX 2006 AR11 (BS) 4-27-06           $308,000.00
 1007214867          4867         XXXXXX4867             673               INDX 2006 AR11 (BS) 4-27-06           $204,800.00
 1007215641          5641         XXXXXX5641             673               INDX 2006 AR11 (BS) 4-27-06           $355,000.00
 1007216664          6664         XXXXXX6664             673               INDX 2006 AR11 (BS) 4-27-06           $370,000.00
 1007217472          7472         XXXXXX7472             673               INDX 2006 AR11 (BS) 4-27-06           $375,000.00
 1007218470          8470         XXXXXX8470             673               INDX 2006 AR11 (BS) 4-27-06           $219,063.02
 1007219734          9734         XXXXXX9734             673               INDX 2006 AR11 (BS) 4-27-06           $384,000.00
 1007220005          0005         XXXXXX0005             673               INDX 2006 AR11 (BS) 4-27-06           $338,000.00
 1007221292          1292         XXXXXX1292             673               INDX 2006 AR11 (BS) 4-27-06           $412,495.76
 1007221367          1367         XXXXXX1367             673               INDX 2006 AR11 (BS) 4-27-06           $266,926.30
 1007222738          2738         XXXXXX2738             673               INDX 2006 AR11 (BS) 4-27-06           $401,920.00
 1007222829          2829         XXXXXX2829             673               INDX 2006 AR11 (BS) 4-27-06           $128,893.06
 1007223959          3959         XXXXXX3959             673               INDX 2006 AR11 (BS) 4-27-06           $160,000.00
 1007224023          4023         XXXXXX4023             673               INDX 2006 AR11 (BS) 4-27-06           $209,300.00
 1007225368          5368         XXXXXX5368             673               INDX 2006 AR11 (BS) 4-27-06           $106,583.28
 1007227067          7067         XXXXXX7067             673               INDX 2006 AR11 (BS) 4-27-06           $366,585.46
 1007229311          9311         XXXXXX9311             673               INDX 2006 AR11 (BS) 4-27-06           $228,000.00
 1007230814          0814         XXXXXX0814             673               INDX 2006 AR11 (BS) 4-27-06           $250,330.25
 1007231499          1499         XXXXXX1499             673               INDX 2006 AR11 (BS) 4-27-06           $160,647.89
 1007231556          1556         XXXXXX1556             673               INDX 2006 AR11 (BS) 4-27-06           $385,168.28
 1007231622          1622         XXXXXX1622             673               INDX 2006 AR11 (BS) 4-27-06           $188,541.14
 1007233131          3131         XXXXXX3131             673               INDX 2006 AR11 (BS) 4-27-06           $157,499.08
 1007235060          5060         XXXXXX5060             673               INDX 2006 AR11 (BS) 4-27-06           $280,761.34
 1007235102          5102         XXXXXX5102             673               INDX 2006 AR11 (BS) 4-27-06           $168,853.35
 1007235342          5342         XXXXXX5342             673               INDX 2006 AR11 (BS) 4-27-06           $131,200.00
 1007238056          8056         XXXXXX8056             673               INDX 2006 AR11 (BS) 4-27-06            $75,200.00
 1007238213          8213         XXXXXX8213             673               INDX 2006 AR11 (BS) 4-27-06            $89,352.63
 1007239195          9195         XXXXXX9195             673               INDX 2006 AR11 (BS) 4-27-06           $318,000.00
 1007239237          9237         XXXXXX9237             673               INDX 2006 AR11 (BS) 4-27-06           $173,000.00
 1007239583          9583         XXXXXX9583             673               INDX 2006 AR11 (BS) 4-27-06           $350,000.00
 1007240995          0995         XXXXXX0995             673               INDX 2006 AR11 (BS) 4-27-06           $158,400.00
 1007243239          3239         XXXXXX3239             673               INDX 2006 AR11 (BS) 4-27-06           $207,874.36
 1007243270          3270         XXXXXX3270             673               INDX 2006 AR11 (BS) 4-27-06           $125,248.00
 1007243775          3775         XXXXXX3775             673               INDX 2006 AR11 (BS) 4-27-06           $142,963.73
 1007243833          3833         XXXXXX3833             673               INDX 2006 AR11 (BS) 4-27-06           $273,579.95
 1007244849          4849         XXXXXX4849             673               INDX 2006 AR11 (BS) 4-27-06           $140,000.00
 1007245572          5572         XXXXXX5572             673               INDX 2006 AR11 (BS) 4-27-06           $132,081.47
 1007246000          6000         XXXXXX6000             673               INDX 2006 AR11 (BS) 4-27-06           $216,000.00
 1007247677          7677         XXXXXX7677             673               INDX 2006 AR11 (BS) 4-27-06           $398,522.35
 1007247925          7925         XXXXXX7925             673               INDX 2006 AR11 (BS) 4-27-06           $495,999.49
 1007248139          8139         XXXXXX8139             673               INDX 2006 AR11 (BS) 4-27-06           $291,496.52
 1007248550          8550         XXXXXX8550             673               INDX 2006 AR11 (BS) 4-27-06           $123,132.02
 1007251489          1489         XXXXXX1489             673               INDX 2006 AR11 (BS) 4-27-06           $152,614.00
 1007252651          2651         XXXXXX2651             673               INDX 2006 AR11 (BS) 4-27-06           $343,000.00
 1007252792          2792         XXXXXX2792             673               INDX 2006 AR11 (BS) 4-27-06           $410,166.99
 1007253147          3147         XXXXXX3147             673               INDX 2006 AR11 (BS) 4-27-06           $240,000.00
 1007253659          3659         XXXXXX3659             673               INDX 2006 AR11 (BS) 4-27-06           $173,120.00
 1007255969          5969         XXXXXX5969             673               INDX 2006 AR11 (BS) 4-27-06           $500,000.00
 1007256629          6629         XXXXXX6629             673               INDX 2006 AR11 (BS) 4-27-06           $242,400.00
 1007258559          8559         XXXXXX8559             673               INDX 2006 AR11 (BS) 4-27-06           $392,990.63
 1007259219          9219         XXXXXX9219             673               INDX 2006 AR11 (BS) 4-27-06           $145,502.63
 1007259417          9417         XXXXXX9417             673               INDX 2006 AR11 (BS) 4-27-06              $0.00
 1007260852          0852         XXXXXX0852             673               INDX 2006 AR11 (BS) 4-27-06            $98,560.00
 1007261389          1389         XXXXXX1389             673               INDX 2006 AR11 (BS) 4-27-06           $300,000.00
 1007261488          1488         XXXXXX1488             673               INDX 2006 AR11 (BS) 4-27-06              $0.00
 1007264342          4342         XXXXXX4342             673               INDX 2006 AR11 (BS) 4-27-06           $224,000.00
 1007264805          4805         XXXXXX4805             673               INDX 2006 AR11 (BS) 4-27-06           $307,500.00
 1007266271          6271         XXXXXX6271             673               INDX 2006 AR11 (BS) 4-27-06           $198,098.53
 1007266396          6396         XXXXXX6396             673               INDX 2006 AR11 (BS) 4-27-06           $252,718.26
 1007266420          6420         XXXXXX6420             673               INDX 2006 AR11 (BS) 4-27-06           $564,000.00
 1007266461          6461         XXXXXX6461             673               INDX 2006 AR11 (BS) 4-27-06           $287,917.99
 1007266610          6610         XXXXXX6610             673               INDX 2006 AR11 (BS) 4-27-06           $399,786.94
 1007267105          7105         XXXXXX7105             673               INDX 2006 AR11 (BS) 4-27-06           $263,057.01
 1007269366          9366         XXXXXX9366             673               INDX 2006 AR11 (BS) 4-27-06           $350,000.00
 1007269374          9374         XXXXXX9374             673               INDX 2006 AR11 (BS) 4-27-06           $127,995.80
 1007271156          1156         XXXXXX1156             673               INDX 2006 AR11 (BS) 4-27-06           $185,500.00
 1007271750          1750         XXXXXX1750             673               INDX 2006 AR11 (BS) 4-27-06           $153,700.00
 1007272113          2113         XXXXXX2113             673               INDX 2006 AR11 (BS) 4-27-06           $226,984.09
 1007272527          2527         XXXXXX2527             673               INDX 2006 AR11 (BS) 4-27-06           $252,000.00
 1007273459          3459         XXXXXX3459             673               INDX 2006 AR11 (BS) 4-27-06           $360,000.00
 1007273517          3517         XXXXXX3517             673               INDX 2006 AR11 (BS) 4-27-06           $244,924.71
 1007274002          4002         XXXXXX4002             673               INDX 2006 AR11 (BS) 4-27-06           $259,200.00
 1007274515          4515         XXXXXX4515             673               INDX 2006 AR11 (BS) 4-27-06           $163,000.00
 1007275314          5314         XXXXXX5314             673               INDX 2006 AR11 (BS) 4-27-06           $157,671.38
 1007275918          5918         XXXXXX5918             673               INDX 2006 AR11 (BS) 4-27-06           $222,000.00
 1007276221          6221         XXXXXX6221             673               INDX 2006 AR11 (BS) 4-27-06           $204,000.00
 1007276957          6957         XXXXXX6957             673               INDX 2006 AR11 (BS) 4-27-06           $351,999.57
 1007278730          8730         XXXXXX8730             673               INDX 2006 AR11 (BS) 4-27-06           $119,965.62
 1007280785          0785         XXXXXX0785             673               INDX 2006 AR11 (BS) 4-27-06           $187,400.00
 1007282955          2955         XXXXXX2955             673               INDX 2006 AR11 (BS) 4-27-06           $293,867.01
 1007283938          3938         XXXXXX3938             673               INDX 2006 AR11 (BS) 4-27-06           $241,783.39
 1007284159          4159         XXXXXX4159             673               INDX 2006 AR11 (BS) 4-27-06           $317,100.00
 1007284514          4514         XXXXXX4514             673               INDX 2006 AR11 (BS) 4-27-06           $146,955.02
 1007285065          5065         XXXXXX5065             673               INDX 2006 AR11 (BS) 4-27-06           $267,157.30
 1007285784          5784         XXXXXX5784             673               INDX 2006 AR11 (BS) 4-27-06           $311,000.00
 1007286097          6097         XXXXXX6097             673               INDX 2006 AR11 (BS) 4-27-06           $263,930.00
 1007286832          6832         XXXXXX6832             673               INDX 2006 AR11 (BS) 4-27-06           $272,800.00
 1007290131          0131         XXXXXX0131             673               INDX 2006 AR11 (BS) 4-27-06           $151,321.04
 1007290180          0180         XXXXXX0180             673               INDX 2006 AR11 (BS) 4-27-06           $296,000.00
 1007290594          0594         XXXXXX0594             673               INDX 2006 AR11 (BS) 4-27-06           $456,000.00
 1007291220          1220         XXXXXX1220             673               INDX 2006 AR11 (BS) 4-27-06           $115,124.34
 1007291626          1626         XXXXXX1626             673               INDX 2006 AR11 (BS) 4-27-06           $191,902.91
 1007292087          2087         XXXXXX2087             673               INDX 2006 AR11 (BS) 4-27-06           $279,994.67
 1007292731          2731         XXXXXX2731             673               INDX 2006 AR11 (BS) 4-27-06           $326,760.00
 1007293747          3747         XXXXXX3747             673               INDX 2006 AR11 (BS) 4-27-06           $375,450.00
 1007296260          6260         XXXXXX6260             673               INDX 2006 AR11 (BS) 4-27-06           $200,000.00
 1007296831          6831         XXXXXX6831             673               INDX 2006 AR11 (BS) 4-27-06           $176,000.00
 1007297342          7342         XXXXXX7342             673               INDX 2006 AR11 (BS) 4-27-06           $193,000.00
 1007297425          7425         XXXXXX7425             673               INDX 2006 AR11 (BS) 4-27-06           $177,000.00
 1007297581          7581         XXXXXX7581             673               INDX 2006 AR11 (BS) 4-27-06           $111,183.06
 1007297904          7904         XXXXXX7904             673               INDX 2006 AR11 (BS) 4-27-06           $406,400.00
 1007298050          8050         XXXXXX8050             673               INDX 2006 AR11 (BS) 4-27-06           $386,648.04
 1007300260          0260         XXXXXX0260             673               INDX 2006 AR11 (BS) 4-27-06           $151,920.00
 1007300799          0799         XXXXXX0799             673               INDX 2006 AR11 (BS) 4-27-06              $0.00
 1007300997          0997         XXXXXX0997             673               INDX 2006 AR11 (BS) 4-27-06           $477,920.00
 1007303132          3132         XXXXXX3132             673               INDX 2006 AR11 (BS) 4-27-06           $183,000.00
 1007303140          3140         XXXXXX3140             673               INDX 2006 AR11 (BS) 4-27-06           $244,000.00
 1007306226          6226         XXXXXX6226             673               INDX 2006 AR11 (BS) 4-27-06           $296,000.00
 1007306697          6697         XXXXXX6697             673               INDX 2006 AR11 (BS) 4-27-06           $251,999.99
 1007307125          7125         XXXXXX7125             673               INDX 2006 AR11 (BS) 4-27-06           $124,000.00
 1007308131          8131         XXXXXX8131             673               INDX 2006 AR11 (BS) 4-27-06           $220,736.66
 1007308743          8743         XXXXXX8743             673               INDX 2006 AR11 (BS) 4-27-06           $371,000.00
 1007308933          8933         XXXXXX8933             673               INDX 2006 AR11 (BS) 4-27-06           $124,524.68
 1007308958          8958         XXXXXX8958             673               INDX 2006 AR11 (BS) 4-27-06           $369,713.32
 1007309147          9147         XXXXXX9147             673               INDX 2006 AR11 (BS) 4-27-06           $231,584.00
 1007310707          0707         XXXXXX0707             673               INDX 2006 AR11 (BS) 4-27-06           $202,699.63
 1007310913          0913         XXXXXX0913             673               INDX 2006 AR11 (BS) 4-27-06           $151,603.19
 1007311226          1226         XXXXXX1226             673               INDX 2006 AR11 (BS) 4-27-06           $190,000.00
 1007311507          1507         XXXXXX1507             673               INDX 2006 AR11 (BS) 4-27-06           $196,000.00
 1007312570          2570         XXXXXX2570             673               INDX 2006 AR11 (BS) 4-27-06           $304,800.00
 1007312810          2810         XXXXXX2810             673               INDX 2006 AR11 (BS) 4-27-06           $200,000.00
 1007313305          3305         XXXXXX3305             673               INDX 2006 AR11 (BS) 4-27-06           $126,400.00
 1007313479          3479         XXXXXX3479             673               INDX 2006 AR11 (BS) 4-27-06           $212,563.10
 1007313818          3818         XXXXXX3818             673               INDX 2006 AR11 (BS) 4-27-06           $500,000.00
 1007313925          3925         XXXXXX3925             673               INDX 2006 AR11 (BS) 4-27-06           $306,153.40
 1007314444          4444         XXXXXX4444             673               INDX 2006 AR11 (BS) 4-27-06           $116,000.00
 1007314527          4527         XXXXXX4527             673               INDX 2006 AR11 (BS) 4-27-06           $187,724.61
 1007316050          6050         XXXXXX6050             673               INDX 2006 AR11 (BS) 4-27-06              $0.00
 1007316118          6118         XXXXXX6118             673               INDX 2006 AR11 (BS) 4-27-06           $343,900.00
 1007317504          7504         XXXXXX7504             673               INDX 2006 AR11 (BS) 4-27-06           $357,000.00
 1007317538          7538         XXXXXX7538             673               INDX 2006 AR11 (BS) 4-27-06           $355,180.00
 1007317611          7611         XXXXXX7611             673               INDX 2006 AR11 (BS) 4-27-06           $472,400.00
 1007318296          8296         XXXXXX8296             673               INDX 2006 AR11 (BS) 4-27-06           $431,990.00
 1007318684          8684         XXXXXX8684             673               INDX 2006 AR11 (BS) 4-27-06           $125,000.00
 1007320086          0086         XXXXXX0086             673               INDX 2006 AR11 (BS) 4-27-06              $0.00
 1007321357          1357         XXXXXX1357             673               INDX 2006 AR11 (BS) 4-27-06           $559,918.80
 1007321688          1688         XXXXXX1688             673               INDX 2006 AR11 (BS) 4-27-06           $288,000.00
 1007321811          1811         XXXXXX1811             673               INDX 2006 AR11 (BS) 4-27-06           $244,000.00
 1007321936          1936         XXXXXX1936             673               INDX 2006 AR11 (BS) 4-27-06           $200,393.00
 1007322306          2306         XXXXXX2306             673               INDX 2006 AR11 (BS) 4-27-06           $340,700.19
 1007322462          2462         XXXXXX2462             673               INDX 2006 AR11 (BS) 4-27-06           $140,000.00
 1007322637          2637         XXXXXX2637             673               INDX 2006 AR11 (BS) 4-27-06           $317,029.67
 1007322892          2892         XXXXXX2892             673               INDX 2006 AR11 (BS) 4-27-06            $95,000.00
 1007322983          2983         XXXXXX2983             673               INDX 2006 AR11 (BS) 4-27-06           $223,301.49
 1007323585          3585         XXXXXX3585             673               INDX 2006 AR11 (BS) 4-27-06           $217,696.70
 1007324195          4195         XXXXXX4195             673               INDX 2006 AR11 (BS) 4-27-06           $107,000.00
 1007325184          5184         XXXXXX5184             673               INDX 2006 AR11 (BS) 4-27-06           $268,598.85
 1007326943          6943         XXXXXX6943             673               INDX 2006 AR11 (BS) 4-27-06           $280,897.71
 1007328428          8428         XXXXXX8428             673               INDX 2006 AR11 (BS) 4-27-06           $202,400.00
 1007328790          8790         XXXXXX8790             673               INDX 2006 AR11 (BS) 4-27-06           $202,687.89
 1007328865          8865         XXXXXX8865             673               INDX 2006 AR11 (BS) 4-27-06           $306,789.58
 1007329616          9616         XXXXXX9616             673               INDX 2006 AR11 (BS) 4-27-06           $224,000.00
 1007330093          0093         XXXXXX0093             673               INDX 2006 AR11 (BS) 4-27-06            $99,200.00
 1007331620          1620         XXXXXX1620             673               INDX 2006 AR11 (BS) 4-27-06           $398,318.01
 1007332131          2131         XXXXXX2131             673               INDX 2006 AR11 (BS) 4-27-06           $220,000.00
 1007332362          2362         XXXXXX2362             673               INDX 2006 AR11 (BS) 4-27-06           $205,094.84
 1007333840          3840         XXXXXX3840             673               INDX 2006 AR11 (BS) 4-27-06           $402,308.99
 1007333998          3998         XXXXXX3998             673               INDX 2006 AR11 (BS) 4-27-06           $177,440.00
 1007334517          4517         XXXXXX4517             673               INDX 2006 AR11 (BS) 4-27-06           $136,245.00
 1007334954          4954         XXXXXX4954             673               INDX 2006 AR11 (BS) 4-27-06           $180,399.99
 1007334988          4988         XXXXXX4988             673               INDX 2006 AR11 (BS) 4-27-06           $288,800.00
 1007335340          5340         XXXXXX5340             673               INDX 2006 AR11 (BS) 4-27-06           $525,000.00
 1007335720          5720         XXXXXX5720             673               INDX 2006 AR11 (BS) 4-27-06           $354,999.76
 1007335936          5936         XXXXXX5936             673               INDX 2006 AR11 (BS) 4-27-06           $244,000.00
 1007336215          6215         XXXXXX6215             673               INDX 2006 AR11 (BS) 4-27-06           $508,000.00
 1007337536          7536         XXXXXX7536             673               INDX 2006 AR11 (BS) 4-27-06           $180,000.00
 1007337577          7577         XXXXXX7577             673               INDX 2006 AR11 (BS) 4-27-06           $285,200.00
 1007338534          8534         XXXXXX8534             673               INDX 2006 AR11 (BS) 4-27-06           $261,200.00
 1007339300          9300         XXXXXX9300             673               INDX 2006 AR11 (BS) 4-27-06           $213,359.60
 1007339904          9904         XXXXXX9904             673               INDX 2006 AR11 (BS) 4-27-06           $424,000.00
 1007340183          0183         XXXXXX0183             673               INDX 2006 AR11 (BS) 4-27-06           $300,000.00
 1007340225          0225         XXXXXX0225             673               INDX 2006 AR11 (BS) 4-27-06           $118,800.00
 1007340423          0423         XXXXXX0423             673               INDX 2006 AR11 (BS) 4-27-06           $633,000.00
 1007340522          0522         XXXXXX0522             673               INDX 2006 AR11 (BS) 4-27-06           $512,000.00
 1007341165          1165         XXXXXX1165             673               INDX 2006 AR11 (BS) 4-27-06           $222,109.78
 1007341827          1827         XXXXXX1827             673               INDX 2006 AR11 (BS) 4-27-06           $411,995.93
 1007342379          2379         XXXXXX2379             673               INDX 2006 AR11 (BS) 4-27-06           $210,000.00
 1007342577          2577         XXXXXX2577             673               INDX 2006 AR11 (BS) 4-27-06           $328,000.00
 1007342676          2676         XXXXXX2676             673               INDX 2006 AR11 (BS) 4-27-06           $285,583.01
 1007343955          3955         XXXXXX3955             673               INDX 2006 AR11 (BS) 4-27-06           $180,000.00
 1007345091          5091         XXXXXX5091             673               INDX 2006 AR11 (BS) 4-27-06           $332,000.00
 1007345216          5216         XXXXXX5216             673               INDX 2006 AR11 (BS) 4-27-06           $171,997.80
 1007345448          5448         XXXXXX5448             673               INDX 2006 AR11 (BS) 4-27-06           $348,241.66
 1007345521          5521         XXXXXX5521             673               INDX 2006 AR11 (BS) 4-27-06           $276,490.92
 1007345828          5828         XXXXXX5828             673               INDX 2006 AR11 (BS) 4-27-06           $180,000.00
 1007346412          6412         XXXXXX6412             673               INDX 2006 AR11 (BS) 4-27-06           $383,936.58
 1007346859          6859         XXXXXX6859             673               INDX 2006 AR11 (BS) 4-27-06           $359,154.22
 1007346909          6909         XXXXXX6909             673               INDX 2006 AR11 (BS) 4-27-06           $191,920.00
 1007347386          7386         XXXXXX7386             673               INDX 2006 AR11 (BS) 4-27-06           $175,600.78
 1007347410          7410         XXXXXX7410             673               INDX 2006 AR11 (BS) 4-27-06           $623,199.99
 1007347881          7881         XXXXXX7881             673               INDX 2006 AR11 (BS) 4-27-06           $360,000.00
 1007348681          8681         XXXXXX8681             673               INDX 2006 AR11 (BS) 4-27-06           $299,475.19
 1007348863          8863         XXXXXX8863             673               INDX 2006 AR11 (BS) 4-27-06           $305,000.00
 1007349317          9317         XXXXXX9317             673               INDX 2006 AR11 (BS) 4-27-06           $264,000.00
 1007349630          9630         XXXXXX9630             673               INDX 2006 AR11 (BS) 4-27-06           $167,341.00
 1007349754          9754         XXXXXX9754             673               INDX 2006 AR11 (BS) 4-27-06           $414,299.35
 1007349788          9788         XXXXXX9788             673               INDX 2006 AR11 (BS) 4-27-06           $287,990.97
 1007350018          0018         XXXXXX0018             673               INDX 2006 AR11 (BS) 4-27-06           $147,033.28
 1007350190          0190         XXXXXX0190             673               INDX 2006 AR11 (BS) 4-27-06           $304,000.00
 1007350679          0679         XXXXXX0679             673               INDX 2006 AR11 (BS) 4-27-06           $119,663.28
 1007351198          1198         XXXXXX1198             673               INDX 2006 AR11 (BS) 4-27-06           $191,945.00
 1007352428          2428         XXXXXX2428             673               INDX 2006 AR11 (BS) 4-27-06           $158,313.49
 1007353020          3020         XXXXXX3020             673               INDX 2006 AR11 (BS) 4-27-06           $232,000.00
 1007354135          4135         XXXXXX4135             673               INDX 2006 AR11 (BS) 4-27-06           $309,968.97
 1007354457          4457         XXXXXX4457             673               INDX 2006 AR11 (BS) 4-27-06           $339,959.66
 1007354903          4903         XXXXXX4903             673               INDX 2006 AR11 (BS) 4-27-06           $264,800.00
 1007355363          5363         XXXXXX5363             673               INDX 2006 AR11 (BS) 4-27-06           $195,145.09
 1007359373          9373         XXXXXX9373             673               INDX 2006 AR11 (BS) 4-27-06           $102,400.00
 1007359985          9985         XXXXXX9985             673               INDX 2006 AR11 (BS) 4-27-06           $500,001.00
 1007359993          9993         XXXXXX9993             673               INDX 2006 AR11 (BS) 4-27-06           $285,610.32
 1007360348          0348         XXXXXX0348             673               INDX 2006 AR11 (BS) 4-27-06           $280,000.00
 1007363490          3490         XXXXXX3490             673               INDX 2006 AR11 (BS) 4-27-06              $0.00
 1007364126          4126         XXXXXX4126             673               INDX 2006 AR11 (BS) 4-27-06           $668,000.00
 1007366774          6774         XXXXXX6774             673               INDX 2006 AR11 (BS) 4-27-06           $368,393.72
 1007366980          6980         XXXXXX6980             673               INDX 2006 AR11 (BS) 4-27-06           $482,500.00
 1007370057          0057         XXXXXX0057             673               INDX 2006 AR11 (BS) 4-27-06           $169,998.45
 1007370362          0362         XXXXXX0362             673               INDX 2006 AR11 (BS) 4-27-06           $175,200.00
 1007371576          1576         XXXXXX1576             673               INDX 2006 AR11 (BS) 4-27-06           $350,000.00
 1007372616          2616         XXXXXX2616             673               INDX 2006 AR11 (BS) 4-27-06           $284,050.00
 1007373051          3051         XXXXXX3051             673               INDX 2006 AR11 (BS) 4-27-06           $334,350.00
 1007373069          3069         XXXXXX3069             673               INDX 2006 AR11 (BS) 4-27-06           $259,999.99
 1007373408          3408         XXXXXX3408             673               INDX 2006 AR11 (BS) 4-27-06           $314,292.82
 1007374141          4141         XXXXXX4141             673               INDX 2006 AR11 (BS) 4-27-06           $319,794.38
 1007374166          4166         XXXXXX4166             673               INDX 2006 AR11 (BS) 4-27-06           $292,500.00
 1007375932          5932         XXXXXX5932             673               INDX 2006 AR11 (BS) 4-27-06          $1,000,000.00
 1007377052          7052         XXXXXX7052             673               INDX 2006 AR11 (BS) 4-27-06           $749,000.00
 1007378431          8431         XXXXXX8431             673               INDX 2006 AR11 (BS) 4-27-06              $0.00
 1007380072          0072         XXXXXX0072             673               INDX 2006 AR11 (BS) 4-27-06           $236,000.00
 1007387606          7606         XXXXXX7606             673               INDX 2006 AR11 (BS) 4-27-06           $274,280.39
 1007391988          1988         XXXXXX1988             673               INDX 2006 AR11 (BS) 4-27-06           $462,000.00
 1007392069          2069         XXXXXX2069             673               INDX 2006 AR11 (BS) 4-27-06           $438,500.00
 1007392424          2424         XXXXXX2424             673               INDX 2006 AR11 (BS) 4-27-06              $0.00
 1007395674          5674         XXXXXX5674             673               INDX 2006 AR11 (BS) 4-27-06           $137,466.23
 1007396276          6276         XXXXXX6276             673               INDX 2006 AR11 (BS) 4-27-06           $163,200.00
 1007396433          6433         XXXXXX6433             673               INDX 2006 AR11 (BS) 4-27-06           $203,415.03
 1007397522          7522         XXXXXX7522             673               INDX 2006 AR11 (BS) 4-27-06           $396,000.00
 1007398363          8363         XXXXXX8363             673               INDX 2006 AR11 (BS) 4-27-06           $189,156.31
 1007399270          9270         XXXXXX9270             673               INDX 2006 AR11 (BS) 4-27-06           $360,000.00
 1007399973          9973         XXXXXX9973             673               INDX 2006 AR11 (BS) 4-27-06           $240,897.25
 1007403692          3692         XXXXXX3692             673               INDX 2006 AR11 (BS) 4-27-06          $1,431,114.62
 1007404583          4583         XXXXXX4583             673               INDX 2006 AR11 (BS) 4-27-06           $159,284.98
 1007404591          4591         XXXXXX4591             673               INDX 2006 AR11 (BS) 4-27-06           $184,000.00
 1007407370          7370         XXXXXX7370             673               INDX 2006 AR11 (BS) 4-27-06              $0.00
 1007413766          3766         XXXXXX3766             673               INDX 2006 AR11 (BS) 4-27-06           $263,200.00
 1007414657          4657         XXXXXX4657             673               INDX 2006 AR11 (BS) 4-27-06           $165,457.60
 1007415092          5092         XXXXXX5092             673               INDX 2006 AR11 (BS) 4-27-06           $446,914.22
 1007415407          5407         XXXXXX5407             673               INDX 2006 AR11 (BS) 4-27-06           $254,113.13
 1007416603          6603         XXXXXX6603             673               INDX 2006 AR11 (BS) 4-27-06           $259,798.89
 1007417742          7742         XXXXXX7742             673               INDX 2006 AR11 (BS) 4-27-06           $297,168.28
 1007418435          8435         XXXXXX8435             673               INDX 2006 AR11 (BS) 4-27-06           $351,999.12
 1007421116          1116         XXXXXX1116             673               INDX 2006 AR11 (BS) 4-27-06           $244,000.00
 1007424854          4854         XXXXXX4854             673               INDX 2006 AR11 (BS) 4-27-06           $276,000.00
 1007426081          6081         XXXXXX6081             673               INDX 2006 AR11 (BS) 4-27-06           $191,917.73
 1007426107          6107         XXXXXX6107             673               INDX 2006 AR11 (BS) 4-27-06           $320,000.00
 1007426735          6735         XXXXXX6735             673               INDX 2006 AR11 (BS) 4-27-06              $0.00
 1007428632          8632         XXXXXX8632             673               INDX 2006 AR11 (BS) 4-27-06           $500,000.00
 1007433079          3079         XXXXXX3079             673               INDX 2006 AR11 (BS) 4-27-06           $252,000.00
 1007438110          8110         XXXXXX8110             673               INDX 2006 AR11 (BS) 4-27-06           $800,000.00
 1007440058          0058         XXXXXX0058             673               INDX 2006 AR11 (BS) 4-27-06           $493,623.26
 1007474164          4164         XXXXXX4164             673               INDX 2006 AR11 (BS) 4-27-06           $498,045.65
 1007478306          8306         XXXXXX8306             673               INDX 2006 AR11 (BS) 4-27-06              $0.00
 1007482142          2142         XXXXXX2142             673               INDX 2006 AR11 (BS) 4-27-06           $748,000.00
 1007492596          2596         XXXXXX2596             673               INDX 2006 AR11 (BS) 4-27-06           $735,000.00
 1007501453          1453         XXXXXX1453             673               INDX 2006 AR11 (BS) 4-27-06           $560,000.00
 3001565773          5773         XXXXXX5773             673               INDX 2006 AR11 (BS) 4-27-06           $354,462.34
 3001614894          4894         XXXXXX4894             673               INDX 2006 AR11 (BS) 4-27-06            $98,842.23
 3001615420          5420         XXXXXX5420             673               INDX 2006 AR11 (BS) 4-27-06           $399,985.91
 3001616428          6428         XXXXXX6428             673               INDX 2006 AR11 (BS) 4-27-06           $164,000.00
 3001616568          6568         XXXXXX6568             673               INDX 2006 AR11 (BS) 4-27-06           $221,400.00
 3001624695          4695         XXXXXX4695             673               INDX 2006 AR11 (BS) 4-27-06           $227,894.49
 3001645526          5526         XXXXXX5526             673               INDX 2006 AR11 (BS) 4-27-06           $161,350.00
 3001669922          9922         XXXXXX9922             673               INDX 2006 AR11 (BS) 4-27-06           $192,400.00
 3001700941          0941         XXXXXX0941             673               INDX 2006 AR11 (BS) 4-27-06           $650,000.00
 3001730914          0914         XXXXXX0914             673               INDX 2006 AR11 (BS) 4-27-06           $215,751.12
 3001730955          0955         XXXXXX0955             673               INDX 2006 AR11 (BS) 4-27-06           $245,961.81
 3001730971          0971         XXXXXX0971             673               INDX 2006 AR11 (BS) 4-27-06           $138,600.00
 3001730997          0997         XXXXXX0997             673               INDX 2006 AR11 (BS) 4-27-06           $447,992.99
 3001731029          1029         XXXXXX1029             673               INDX 2006 AR11 (BS) 4-27-06           $332,400.00
 3001731037          1037         XXXXXX1037             673               INDX 2006 AR11 (BS) 4-27-06           $377,298.33
 3001731052          1052         XXXXXX1052             673               INDX 2006 AR11 (BS) 4-27-06           $264,000.00
 3001731060          1060         XXXXXX1060             673               INDX 2006 AR11 (BS) 4-27-06           $138,751.29
 3001731078          1078         XXXXXX1078             673               INDX 2006 AR11 (BS) 4-27-06            $87,840.01
 3001731086          1086         XXXXXX1086             673               INDX 2006 AR11 (BS) 4-27-06           $140,000.00
 3001731110          1110         XXXXXX1110             673               INDX 2006 AR11 (BS) 4-27-06           $417,000.00
 3001731144          1144         XXXXXX1144             673               INDX 2006 AR11 (BS) 4-27-06           $172,000.00
 3001731151          1151         XXXXXX1151             673               INDX 2006 AR11 (BS) 4-27-06           $259,891.67
 3001731169          1169         XXXXXX1169             673               INDX 2006 AR11 (BS) 4-27-06           $236,470.11
 3001731177          1177         XXXXXX1177             673               INDX 2006 AR11 (BS) 4-27-06           $197,955.04
 3001734577          4577         XXXXXX4577             673               INDX 2006 AR11 (BS) 4-27-06           $142,650.00
 3001734643          4643         XXXXXX4643             673               INDX 2006 AR11 (BS) 4-27-06           $278,738.93
 3001734734          4734         XXXXXX4734             673               INDX 2006 AR11 (BS) 4-27-06           $123,750.00
 3001734833          4833         XXXXXX4833             673               INDX 2006 AR11 (BS) 4-27-06           $242,250.00
 3001734874          4874         XXXXXX4874             673               INDX 2006 AR11 (BS) 4-27-06           $247,984.90
 3001734932          4932         XXXXXX4932             673               INDX 2006 AR11 (BS) 4-27-06           $120,000.00
 3001735194          5194         XXXXXX5194             673               INDX 2006 AR11 (BS) 4-27-06           $211,764.00
 3001735327          5327         XXXXXX5327             673               INDX 2006 AR11 (BS) 4-27-06           $288,000.00
 3001735582          5582         XXXXXX5582             673               INDX 2006 AR11 (BS) 4-27-06           $118,787.00
 3001735608          5608         XXXXXX5608             673               INDX 2006 AR11 (BS) 4-27-06           $254,400.00
 3001750326          0326         XXXXXX0326             673               INDX 2006 AR11 (BS) 4-27-06           $112,050.00
 3001750466          0466         XXXXXX0466             673               INDX 2006 AR11 (BS) 4-27-06           $264,500.00
 3001750474          0474         XXXXXX0474             673               INDX 2006 AR11 (BS) 4-27-06           $130,500.00
 3001750607          0607         XXXXXX0607             673               INDX 2006 AR11 (BS) 4-27-06            $85,913.24
 3001750698          0698         XXXXXX0698             673               INDX 2006 AR11 (BS) 4-27-06           $187,686.63
 3001750862          0862         XXXXXX0862             673               INDX 2006 AR11 (BS) 4-27-06           $140,000.00
 3001750912          0912         XXXXXX0912             673               INDX 2006 AR11 (BS) 4-27-06           $336,000.00
 3001751001          1001         XXXXXX1001             673               INDX 2006 AR11 (BS) 4-27-06           $130,500.00
 3001751282          1282         XXXXXX1282             673               INDX 2006 AR11 (BS) 4-27-06           $141,900.00
 3001755978          5978         XXXXXX5978             673               INDX 2006 AR11 (BS) 4-27-06           $139,761.86
 3001755994          5994         XXXXXX5994             673               INDX 2006 AR11 (BS) 4-27-06           $359,319.70
 3001756018          6018         XXXXXX6018             673               INDX 2006 AR11 (BS) 4-27-06           $182,000.00
 3001756026          6026         XXXXXX6026             673               INDX 2006 AR11 (BS) 4-27-06           $168,000.00
 3001756042          6042         XXXXXX6042             673               INDX 2006 AR11 (BS) 4-27-06           $352,000.00
 3001756059          6059         XXXXXX6059             673               INDX 2006 AR11 (BS) 4-27-06           $178,352.36
 3001756075          6075         XXXXXX6075             673               INDX 2006 AR11 (BS) 4-27-06           $368,999.99
 3001756190          6190         XXXXXX6190             673               INDX 2006 AR11 (BS) 4-27-06           $296,074.16
 3001756224          6224         XXXXXX6224             673               INDX 2006 AR11 (BS) 4-27-06           $414,400.00
 3001756273          6273         XXXXXX6273             673               INDX 2006 AR11 (BS) 4-27-06              $0.00
 3001756307          6307         XXXXXX6307             673               INDX 2006 AR11 (BS) 4-27-06           $412,000.00
 3001756349          6349         XXXXXX6349             673               INDX 2006 AR11 (BS) 4-27-06           $133,475.08
 3001756356          6356         XXXXXX6356             673               INDX 2006 AR11 (BS) 4-27-06           $270,000.00
 3001756372          6372         XXXXXX6372             673               INDX 2006 AR11 (BS) 4-27-06           $238,200.00
 3001756430          6430         XXXXXX6430             673               INDX 2006 AR11 (BS) 4-27-06           $326,800.00
 3001756448          6448         XXXXXX6448             673               INDX 2006 AR11 (BS) 4-27-06           $400,000.00
 3001756489          6489         XXXXXX6489             673               INDX 2006 AR11 (BS) 4-27-06           $405,204.26
 3001756554          6554         XXXXXX6554             673               INDX 2006 AR11 (BS) 4-27-06           $436,444.55
 3001756562          6562         XXXXXX6562             673               INDX 2006 AR11 (BS) 4-27-06           $417,000.00
 3001756570          6570         XXXXXX6570             673               INDX 2006 AR11 (BS) 4-27-06           $292,922.74
 3001756588          6588         XXXXXX6588             673               INDX 2006 AR11 (BS) 4-27-06           $176,200.00
 3001756596          6596         XXXXXX6596             673               INDX 2006 AR11 (BS) 4-27-06           $367,000.00
 3001770449          0449         XXXXXX0449             673               INDX 2006 AR11 (BS) 4-27-06           $426,000.00
 3001770571          0571         XXXXXX0571             673               INDX 2006 AR11 (BS) 4-27-06           $260,000.00
 3001770621          0621         XXXXXX0621             673               INDX 2006 AR11 (BS) 4-27-06           $206,000.00
 3001770662          0662         XXXXXX0662             673               INDX 2006 AR11 (BS) 4-27-06           $439,678.05
 3001770803          0803         XXXXXX0803             673               INDX 2006 AR11 (BS) 4-27-06           $320,000.00
 1007128802          8802         XXXXXX8802             696               INDX 2006-AR12 (ML) 7/27/06           $290,149.09
 1007291345          1345         XXXXXX1345             696               INDX 2006-AR12 (ML) 7/27/06           $430,378.96
 1007504671          4671         XXXXXX4671             696               INDX 2006-AR12 (ML) 7/27/06           $126,697.55
 1007547498          7498         XXXXXX7498             696               INDX 2006-AR12 (ML) 7/27/06           $445,267.26
 1007567009          7009         XXXXXX7009             696               INDX 2006-AR12 (ML) 7/27/06           $206,807.24
 1007627019          7019         XXXXXX7019             696               INDX 2006-AR12 (ML) 7/27/06           $242,019.66
 1007665886          5886         XXXXXX5886             696               INDX 2006-AR12 (ML) 7/27/06           $319,688.39
 1007684846          4846         XXXXXX4846             696               INDX 2006-AR12 (ML) 7/27/06           $304,848.87
 1007761545          1545         XXXXXX1545             696               INDX 2006-AR12 (ML) 7/27/06           $134,860.27
 1007848607          8607         XXXXXX8607             696               INDX 2006-AR12 (ML) 7/27/06           $110,200.77
 1007860180          0180         XXXXXX0180             696               INDX 2006-AR12 (ML) 7/27/06              $0.00
 1007860750          0750         XXXXXX0750             696               INDX 2006-AR12 (ML) 7/27/06           $183,175.99
 1007875428          5428         XXXXXX5428             696               INDX 2006-AR12 (ML) 7/27/06           $399,558.81
 1007915950          5950         XXXXXX5950             696               INDX 2006-AR12 (ML) 7/27/06           $205,673.32
 1007916172          6172         XXXXXX6172             696               INDX 2006-AR12 (ML) 7/27/06           $192,380.94
 1007916214          6214         XXXXXX6214             696               INDX 2006-AR12 (ML) 7/27/06           $128,226.79
 1007916537          6537         XXXXXX6537             696               INDX 2006-AR12 (ML) 7/27/06           $309,753.25
 1007916784          6784         XXXXXX6784             696               INDX 2006-AR12 (ML) 7/27/06           $122,129.23
 1007917220          7220         XXXXXX7220             696               INDX 2006-AR12 (ML) 7/27/06           $123,020.64
 1007917360          7360         XXXXXX7360             696               INDX 2006-AR12 (ML) 7/27/06           $178,092.34
 1007917873          7873         XXXXXX7873             696               INDX 2006-AR12 (ML) 7/27/06           $352,412.55
 1007918947          8947         XXXXXX8947             696               INDX 2006-AR12 (ML) 7/27/06           $479,043.68
 1007919010          9010         XXXXXX9010             696               INDX 2006-AR12 (ML) 7/27/06           $238,594.31
 1007919333          9333         XXXXXX9333             696               INDX 2006-AR12 (ML) 7/27/06           $382,808.52
 1007919499          9499         XXXXXX9499             696               INDX 2006-AR12 (ML) 7/27/06           $547,339.34
 1007920638          0638         XXXXXX0638             696               INDX 2006-AR12 (ML) 7/27/06           $172,934.69
 1007921289          1289         XXXXXX1289             696               INDX 2006-AR12 (ML) 7/27/06           $502,854.55
 1007921792          1792         XXXXXX1792             696               INDX 2006-AR12 (ML) 7/27/06           $621,475.02
 1007921883          1883         XXXXXX1883             696               INDX 2006-AR12 (ML) 7/27/06           $216,989.29
 1007922758          2758         XXXXXX2758             696               INDX 2006-AR12 (ML) 7/27/06           $178,004.46
 1007925199          5199         XXXXXX5199             696               INDX 2006-AR12 (ML) 7/27/06              $0.00
 1007925728          5728         XXXXXX5728             696               INDX 2006-AR12 (ML) 7/27/06           $447,029.08
 1007928052          8052         XXXXXX8052             696               INDX 2006-AR12 (ML) 7/27/06           $379,173.60
 1007928730          8730         XXXXXX8730             696               INDX 2006-AR12 (ML) 7/27/06           $437,861.33
 1007930256          0256         XXXXXX0256             696               INDX 2006-AR12 (ML) 7/27/06           $309,049.73
 1007930272          0272         XXXXXX0272             696               INDX 2006-AR12 (ML) 7/27/06           $482,584.09
 1007930371          0371         XXXXXX0371             696               INDX 2006-AR12 (ML) 7/27/06           $240,724.44
 1007930447          0447         XXXXXX0447             696               INDX 2006-AR12 (ML) 7/27/06           $198,076.17
 1007930918          0918         XXXXXX0918             696               INDX 2006-AR12 (ML) 7/27/06           $284,071.09
 1007931023          1023         XXXXXX1023             696               INDX 2006-AR12 (ML) 7/27/06           $477,594.08
 1007931601          1601         XXXXXX1601             696               INDX 2006-AR12 (ML) 7/27/06           $530,606.90
 1007931973          1973         XXXXXX1973             696               INDX 2006-AR12 (ML) 7/27/06           $513,381.13
 1007932781          2781         XXXXXX2781             696               INDX 2006-AR12 (ML) 7/27/06           $311,126.25
 1007932799          2799         XXXXXX2799             696               INDX 2006-AR12 (ML) 7/27/06           $152,145.94
 1007932807          2807         XXXXXX2807             696               INDX 2006-AR12 (ML) 7/27/06           $368,593.44
 1007934449          4449         XXXXXX4449             696               INDX 2006-AR12 (ML) 7/27/06           $689,245.92
 1007936170          6170         XXXXXX6170             696               INDX 2006-AR12 (ML) 7/27/06           $179,932.70
 1007936295          6295         XXXXXX6295             696               INDX 2006-AR12 (ML) 7/27/06           $242,266.31
 1007936881          6881         XXXXXX6881             696               INDX 2006-AR12 (ML) 7/27/06           $138,053.97
 1007937046          7046         XXXXXX7046             696               INDX 2006-AR12 (ML) 7/27/06           $322,659.43
 1007937319          7319         XXXXXX7319             696               INDX 2006-AR12 (ML) 7/27/06           $181,495.91
 1007937400          7400         XXXXXX7400             696               INDX 2006-AR12 (ML) 7/27/06           $178,729.30
 1007937590          7590         XXXXXX7590             696               INDX 2006-AR12 (ML) 7/27/06           $170,328.76
 1007937665          7665         XXXXXX7665             696               INDX 2006-AR12 (ML) 7/27/06           $196,324.82
 1007938143          8143         XXXXXX8143             696               INDX 2006-AR12 (ML) 7/27/06           $907,307.43
 1007939141          9141         XXXXXX9141             696               INDX 2006-AR12 (ML) 7/27/06           $523,749.83
 1007939380          9380         XXXXXX9380             696               INDX 2006-AR12 (ML) 7/27/06           $327,513.92
 1007939737          9737         XXXXXX9737             696               INDX 2006-AR12 (ML) 7/27/06           $523,951.41
 1007939794          9794         XXXXXX9794             696               INDX 2006-AR12 (ML) 7/27/06           $186,965.52
 1007939950          9950         XXXXXX9950             696               INDX 2006-AR12 (ML) 7/27/06           $388,304.13
 1007940339          0339         XXXXXX0339             696               INDX 2006-AR12 (ML) 7/27/06              $0.00
 1007941006          1006         XXXXXX1006             696               INDX 2006-AR12 (ML) 7/27/06           $262,716.69
 1007941139          1139         XXXXXX1139             696               INDX 2006-AR12 (ML) 7/27/06           $186,070.20
 1007941550          1550         XXXXXX1550             696               INDX 2006-AR12 (ML) 7/27/06           $274,399.84
 1007941931          1931         XXXXXX1931             696               INDX 2006-AR12 (ML) 7/27/06           $254,339.89
 1007942277          2277         XXXXXX2277             696               INDX 2006-AR12 (ML) 7/27/06           $467,885.63
 1007942632          2632         XXXXXX2632             696               INDX 2006-AR12 (ML) 7/27/06           $260,730.22
 1007943341          3341         XXXXXX3341             696               INDX 2006-AR12 (ML) 7/27/06           $230,859.84
 1007943531          3531         XXXXXX3531             696               INDX 2006-AR12 (ML) 7/27/06           $507,335.31
 1007943762          3762         XXXXXX3762             696               INDX 2006-AR12 (ML) 7/27/06           $236,042.06
 1007943861          3861         XXXXXX3861             696               INDX 2006-AR12 (ML) 7/27/06           $201,729.59
 1007944059          4059         XXXXXX4059             696               INDX 2006-AR12 (ML) 7/27/06           $219,229.27
 1007944067          4067         XXXXXX4067             696               INDX 2006-AR12 (ML) 7/27/06           $296,956.78
 1007944075          4075         XXXXXX4075             696               INDX 2006-AR12 (ML) 7/27/06           $199,901.29
 1007944141          4141         XXXXXX4141             696               INDX 2006-AR12 (ML) 7/27/06           $163,280.17
 1007944166          4166         XXXXXX4166             696               INDX 2006-AR12 (ML) 7/27/06           $187,468.58
 1007945262          5262         XXXXXX5262             696               INDX 2006-AR12 (ML) 7/27/06           $319,820.67
 1007945460          5460         XXXXXX5460             696               INDX 2006-AR12 (ML) 7/27/06           $263,063.75
 1007945510          5510         XXXXXX5510             696               INDX 2006-AR12 (ML) 7/27/06           $496,031.98
 1007945619          5619         XXXXXX5619             696               INDX 2006-AR12 (ML) 7/27/06           $165,013.06
 1007945635          5635         XXXXXX5635             696               INDX 2006-AR12 (ML) 7/27/06           $326,179.69
 1007945775          5775         XXXXXX5775             696               INDX 2006-AR12 (ML) 7/27/06           $121,069.59
 1007945783          5783         XXXXXX5783             696               INDX 2006-AR12 (ML) 7/27/06           $166,547.76
 1007945809          5809         XXXXXX5809             696               INDX 2006-AR12 (ML) 7/27/06           $284,942.74
 1007946138          6138         XXXXXX6138             696               INDX 2006-AR12 (ML) 7/27/06              $0.00
 1007946245          6245         XXXXXX6245             696               INDX 2006-AR12 (ML) 7/27/06           $293,173.31
 1007946526          6526         XXXXXX6526             696               INDX 2006-AR12 (ML) 7/27/06           $450,194.02
 1007947474          7474         XXXXXX7474             696               INDX 2006-AR12 (ML) 7/27/06           $451,496.01
 1007947532          7532         XXXXXX7532             696               INDX 2006-AR12 (ML) 7/27/06           $261,784.57
 1007948365          8365         XXXXXX8365             696               INDX 2006-AR12 (ML) 7/27/06           $397,512.26
 1007948662          8662         XXXXXX8662             696               INDX 2006-AR12 (ML) 7/27/06           $436,445.74
 1007948670          8670         XXXXXX8670             696               INDX 2006-AR12 (ML) 7/27/06           $342,156.75
 1007948738          8738         XXXXXX8738             696               INDX 2006-AR12 (ML) 7/27/06           $255,370.19
 1007948993          8993         XXXXXX8993             696               INDX 2006-AR12 (ML) 7/27/06           $442,507.17
 1007949348          9348         XXXXXX9348             696               INDX 2006-AR12 (ML) 7/27/06           $384,268.45
 1007949603          9603         XXXXXX9603             696               INDX 2006-AR12 (ML) 7/27/06           $334,219.48
 1007949843          9843         XXXXXX9843             696               INDX 2006-AR12 (ML) 7/27/06              $0.00
 1007950098          0098         XXXXXX0098             696               INDX 2006-AR12 (ML) 7/27/06           $961,670.63
 1007950189          0189         XXXXXX0189             696               INDX 2006-AR12 (ML) 7/27/06          $1,151,389.88
 1007950205          0205         XXXXXX0205             696               INDX 2006-AR12 (ML) 7/27/06           $312,949.73
 1007950718          0718         XXXXXX0718             696               INDX 2006-AR12 (ML) 7/27/06           $294,403.71
 1007951047          1047         XXXXXX1047             696               INDX 2006-AR12 (ML) 7/27/06           $180,956.93
 1007951203          1203         XXXXXX1203             696               INDX 2006-AR12 (ML) 7/27/06           $230,064.92
 1007951559          1559         XXXXXX1559             696               INDX 2006-AR12 (ML) 7/27/06           $512,820.83
 1007951625          1625         XXXXXX1625             696               INDX 2006-AR12 (ML) 7/27/06           $321,018.29
 1007951757          1757         XXXXXX1757             696               INDX 2006-AR12 (ML) 7/27/06           $339,088.97
 1007951914          1914         XXXXXX1914             696               INDX 2006-AR12 (ML) 7/27/06           $416,593.99
 1007951930          1930         XXXXXX1930             696               INDX 2006-AR12 (ML) 7/27/06           $242,498.53
 1007952417          2417         XXXXXX2417             696               INDX 2006-AR12 (ML) 7/27/06           $328,176.84
 1007952581          2581         XXXXXX2581             696               INDX 2006-AR12 (ML) 7/27/06           $246,151.28
 1007952649          2649         XXXXXX2649             696               INDX 2006-AR12 (ML) 7/27/06           $367,727.41
 1007953241          3241         XXXXXX3241             696               INDX 2006-AR12 (ML) 7/27/06           $578,832.10
 1007953704          3704         XXXXXX3704             696               INDX 2006-AR12 (ML) 7/27/06           $494,697.36
 1007953845          3845         XXXXXX3845             696               INDX 2006-AR12 (ML) 7/27/06           $130,156.48
 1007953993          3993         XXXXXX3993             696               INDX 2006-AR12 (ML) 7/27/06           $390,833.08
 1007954736          4736         XXXXXX4736             696               INDX 2006-AR12 (ML) 7/27/06           $170,659.23
 1007954850          4850         XXXXXX4850             696               INDX 2006-AR12 (ML) 7/27/06           $302,048.40
 1007955246          5246         XXXXXX5246             696               INDX 2006-AR12 (ML) 7/27/06           $610,404.12
 1007955436          5436         XXXXXX5436             696               INDX 2006-AR12 (ML) 7/27/06           $258,034.96
 1007955576          5576         XXXXXX5576             696               INDX 2006-AR12 (ML) 7/27/06           $119,548.63
 1007956939          6939         XXXXXX6939             696               INDX 2006-AR12 (ML) 7/27/06           $360,378.09
 1007956988          6988         XXXXXX6988             696               INDX 2006-AR12 (ML) 7/27/06           $199,913.27
 1007957358          7358         XXXXXX7358             696               INDX 2006-AR12 (ML) 7/27/06           $230,334.96
 1007957424          7424         XXXXXX7424             696               INDX 2006-AR12 (ML) 7/27/06           $169,592.51
 1007957531          7531         XXXXXX7531             696               INDX 2006-AR12 (ML) 7/27/06           $142,829.08
 1007957689          7689         XXXXXX7689             696               INDX 2006-AR12 (ML) 7/27/06           $204,187.77
 1007957978          7978         XXXXXX7978             696               INDX 2006-AR12 (ML) 7/27/06           $321,114.78
 1007960022          0022         XXXXXX0022             696               INDX 2006-AR12 (ML) 7/27/06           $196,678.22
 1007960071          0071         XXXXXX0071             696               INDX 2006-AR12 (ML) 7/27/06           $109,896.29
 1007960105          0105         XXXXXX0105             696               INDX 2006-AR12 (ML) 7/27/06           $301,959.01
 1007960147          0147         XXXXXX0147             696               INDX 2006-AR12 (ML) 7/27/06           $339,867.32
 1007960436          0436         XXXXXX0436             696               INDX 2006-AR12 (ML) 7/27/06           $303,282.17
 1007960469          0469         XXXXXX0469             696               INDX 2006-AR12 (ML) 7/27/06           $415,218.26
 1007960568          0568         XXXXXX0568             696               INDX 2006-AR12 (ML) 7/27/06           $153,723.77
 1007961954          1954         XXXXXX1954             696               INDX 2006-AR12 (ML) 7/27/06           $221,495.05
 1007961996          1996         XXXXXX1996             696               INDX 2006-AR12 (ML) 7/27/06           $200,472.38
 1007962838          2838         XXXXXX2838             696               INDX 2006-AR12 (ML) 7/27/06           $221,533.06
 1007963034          3034         XXXXXX3034             696               INDX 2006-AR12 (ML) 7/27/06           $155,498.45
 1007966565          6565         XXXXXX6565             696               INDX 2006-AR12 (ML) 7/27/06           $216,255.58
 1007967001          7001         XXXXXX7001             696               INDX 2006-AR12 (ML) 7/27/06           $745,455.23
 1007967126          7126         XXXXXX7126             696               INDX 2006-AR12 (ML) 7/27/06           $355,177.54
 1007967597          7597         XXXXXX7597             696               INDX 2006-AR12 (ML) 7/27/06              $0.00
 1007967894          7894         XXXXXX7894             696               INDX 2006-AR12 (ML) 7/27/06           $311,715.97
 1007968389          8389         XXXXXX8389             696               INDX 2006-AR12 (ML) 7/27/06           $372,093.48
 1007969320          9320         XXXXXX9320             696               INDX 2006-AR12 (ML) 7/27/06            $68,652.25
 1007969346          9346         XXXXXX9346             696               INDX 2006-AR12 (ML) 7/27/06           $141,967.27
 1007969387          9387         XXXXXX9387             696               INDX 2006-AR12 (ML) 7/27/06           $393,411.17
 1007969510          9510         XXXXXX9510             696               INDX 2006-AR12 (ML) 7/27/06           $328,404.08
 1007969940          9940         XXXXXX9940             696               INDX 2006-AR12 (ML) 7/27/06           $661,030.75
 1007970070          0070         XXXXXX0070             696               INDX 2006-AR12 (ML) 7/27/06           $352,262.54
 1007971045          1045         XXXXXX1045             696               INDX 2006-AR12 (ML) 7/27/06           $249,817.27
 1007971763          1763         XXXXXX1763             696               INDX 2006-AR12 (ML) 7/27/06           $714,342.59
 1007972431          2431         XXXXXX2431             696               INDX 2006-AR12 (ML) 7/27/06           $103,952.93
 1007973306          3306         XXXXXX3306             696               INDX 2006-AR12 (ML) 7/27/06           $198,338.34
 1007974080          4080         XXXXXX4080             696               INDX 2006-AR12 (ML) 7/27/06           $198,744.87
 1007974619          4619         XXXXXX4619             696               INDX 2006-AR12 (ML) 7/27/06           $437,092.43
 1007974627          4627         XXXXXX4627             696               INDX 2006-AR12 (ML) 7/27/06           $345,615.06
 3001613227          3227         XXXXXX3227             696               INDX 2006-AR12 (ML) 7/27/06           $452,849.98
 3001653520          3520         XXXXXX3520             696               INDX 2006-AR12 (ML) 7/27/06           $144,620.16
 3001666845          6845         XXXXXX6845             696               INDX 2006-AR12 (ML) 7/27/06           $108,102.57
 3001682495          2495         XXXXXX2495             696               INDX 2006-AR12 (ML) 7/27/06           $749,219.85
 3001684350          4350         XXXXXX4350             696               INDX 2006-AR12 (ML) 7/27/06           $369,836.62
 3001684541          4541         XXXXXX4541             696               INDX 2006-AR12 (ML) 7/27/06           $310,577.50
 3001692775          2775         XXXXXX2775             696               INDX 2006-AR12 (ML) 7/27/06              $0.00
 3001710866          0866         XXXXXX0866             696               INDX 2006-AR12 (ML) 7/27/06           $167,468.34
 3001741077          1077         XXXXXX1077             696               INDX 2006-AR12 (ML) 7/27/06           $589,447.23
 3001741432          1432         XXXXXX1432             696               INDX 2006-AR12 (ML) 7/27/06           $353,660.22
 3001742893          2893         XXXXXX2893             696               INDX 2006-AR12 (ML) 7/27/06           $471,605.29
 3001743446          3446         XXXXXX3446             696               INDX 2006-AR12 (ML) 7/27/06              $0.00
 3001743644          3644         XXXXXX3644             696               INDX 2006-AR12 (ML) 7/27/06           $490,204.03
 3001744972          4972         XXXXXX4972             696               INDX 2006-AR12 (ML) 7/27/06           $479,438.25
 3001745409          5409         XXXXXX5409             696               INDX 2006-AR12 (ML) 7/27/06           $517,945.51
 3001780455          0455         XXXXXX0455             696               INDX 2006-AR12 (ML) 7/27/06           $351,540.02
 3001780570          0570         XXXXXX0570             696               INDX 2006-AR12 (ML) 7/27/06           $370,464.40
 3001781578          1578         XXXXXX1578             696               INDX 2006-AR12 (ML) 7/27/06           $416,262.67
 3001793136          3136         XXXXXX3136             696               INDX 2006-AR12 (ML) 7/27/06           $792,550.79
 3001793540          3540         XXXXXX3540             696               INDX 2006-AR12 (ML) 7/27/06              $0.00
 3001836414          6414         XXXXXX6414             696               INDX 2006-AR12 (ML) 7/27/06           $444,937.97
 3001869670          9670         XXXXXX9670             696               INDX 2006-AR12 (ML) 7/27/06           $362,851.12
 3001870215          0215         XXXXXX0215             696               INDX 2006-AR12 (ML) 7/27/06           $151,575.52
 3001870983          0983         XXXXXX0983             696               INDX 2006-AR12 (ML) 7/27/06           $569,409.09
 3001872005          2005         XXXXXX2005             696               INDX 2006-AR12 (ML) 7/27/06           $375,477.40
 3001872203          2203         XXXXXX2203             696               INDX 2006-AR12 (ML) 7/27/06           $370,480.83
 3001872435          2435         XXXXXX2435             696               INDX 2006-AR12 (ML) 7/27/06           $119,542.05
 3001872955          2955         XXXXXX2955             696               INDX 2006-AR12 (ML) 7/27/06           $355,366.91
 3001873763          3763         XXXXXX3763             696               INDX 2006-AR12 (ML) 7/27/06              $0.00
 3001874704          4704         XXXXXX4704             696               INDX 2006-AR12 (ML) 7/27/06           $455,470.22
 1007364530          4530         XXXXXX4530             674                 INDX 2006-AR13 (5-30-06)            $251,435.81
 1007423559          3559         XXXXXX3559             674                 INDX 2006-AR13 (5-30-06)            $245,000.00
 1007426867          6867         XXXXXX6867             674                 INDX 2006-AR13 (5-30-06)            $211,920.00
 1007430208          0208         XXXXXX0208             674                 INDX 2006-AR13 (5-30-06)            $321,979.81
 1007436932          6932         XXXXXX6932             674                 INDX 2006-AR13 (5-30-06)            $459,980.00
 1007450115          0115         XXXXXX0115             674                 INDX 2006-AR13 (5-30-06)            $255,200.00
 1007452152          2152         XXXXXX2152             674                 INDX 2006-AR13 (5-30-06)            $307,000.00
 1007474594          4594         XXXXXX4594             674                 INDX 2006-AR13 (5-30-06)            $369,970.00
 1007474974          4974         XXXXXX4974             674                 INDX 2006-AR13 (5-30-06)            $269,943.52
 1007479742          9742         XXXXXX9742             674                 INDX 2006-AR13 (5-30-06)            $155,700.00
 1007486309          6309         XXXXXX6309             674                 INDX 2006-AR13 (5-30-06)            $142,747.98
 1007487455          7455         XXXXXX7455             674                 INDX 2006-AR13 (5-30-06)            $252,000.00
 1007488701          8701         XXXXXX8701             674                 INDX 2006-AR13 (5-30-06)            $250,509.74
 1007488727          8727         XXXXXX8727             674                 INDX 2006-AR13 (5-30-06)            $395,999.98
 1007489022          9022         XXXXXX9022             674                 INDX 2006-AR13 (5-30-06)            $384,000.00
 1007489444          9444         XXXXXX9444             674                 INDX 2006-AR13 (5-30-06)            $265,914.70
 1007489568          9568         XXXXXX9568             674                 INDX 2006-AR13 (5-30-06)            $267,000.00
 1007491911          1911         XXXXXX1911             674                 INDX 2006-AR13 (5-30-06)            $357,250.00
 1007492398          2398         XXXXXX2398             674                 INDX 2006-AR13 (5-30-06)            $110,400.00
 1007494964          4964         XXXXXX4964             674                 INDX 2006-AR13 (5-30-06)            $144,400.00
 1007497561          7561         XXXXXX7561             674                 INDX 2006-AR13 (5-30-06)            $223,441.56
 1007498197          8197         XXXXXX8197             674                 INDX 2006-AR13 (5-30-06)            $191,845.33
 1007498668          8668         XXXXXX8668             674                 INDX 2006-AR13 (5-30-06)            $375,690.42
 1007499419          9419         XXXXXX9419             674                 INDX 2006-AR13 (5-30-06)            $392,000.00
 1007501172          1172         XXXXXX1172             674                 INDX 2006-AR13 (5-30-06)            $530,000.00
 1007504473          4473         XXXXXX4473             674                 INDX 2006-AR13 (5-30-06)            $193,620.60
 1007505074          5074         XXXXXX5074             674                 INDX 2006-AR13 (5-30-06)            $325,804.70
 1007505603          5603         XXXXXX5603             674                 INDX 2006-AR13 (5-30-06)            $358,400.00
 1007511700          1700         XXXXXX1700             674                 INDX 2006-AR13 (5-30-06)            $400,000.00
 1007514167          4167         XXXXXX4167             674                 INDX 2006-AR13 (5-30-06)            $388,000.00
 1007515891          5891         XXXXXX5891             674                 INDX 2006-AR13 (5-30-06)            $174,000.00
 1007516345          6345         XXXXXX6345             674                 INDX 2006-AR13 (5-30-06)            $297,000.00
 1007518929          8929         XXXXXX8929             674                 INDX 2006-AR13 (5-30-06)            $265,580.58
 1007520040          0040         XXXXXX0040             674                 INDX 2006-AR13 (5-30-06)            $311,624.37
 1007522640          2640         XXXXXX2640             674                 INDX 2006-AR13 (5-30-06)            $335,000.00
 1007524364          4364         XXXXXX4364             674                 INDX 2006-AR13 (5-30-06)            $276,800.00
 1007524406          4406         XXXXXX4406             674                 INDX 2006-AR13 (5-30-06)            $447,800.00
 1007527409          7409         XXXXXX7409             674                 INDX 2006-AR13 (5-30-06)               $0.00
 1007528134          8134         XXXXXX8134             674                 INDX 2006-AR13 (5-30-06)            $570,000.00
 1007529587          9587         XXXXXX9587             674                 INDX 2006-AR13 (5-30-06)            $645,826.43
 1007530916          0916         XXXXXX0916             674                 INDX 2006-AR13 (5-30-06)            $149,968.62
 1007532714          2714         XXXXXX2714             674                 INDX 2006-AR13 (5-30-06)            $279,916.87
 1007536848          6848         XXXXXX6848             674                 INDX 2006-AR13 (5-30-06)            $738,386.31
 1007539040          9040         XXXXXX9040             674                 INDX 2006-AR13 (5-30-06)            $411,000.00
 1007542820          2820         XXXXXX2820             674                 INDX 2006-AR13 (5-30-06)            $517,000.00
 1007542945          2945         XXXXXX2945             674                 INDX 2006-AR13 (5-30-06)            $479,997.00
 1007543760          3760         XXXXXX3760             674                 INDX 2006-AR13 (5-30-06)            $539,000.00
 1007544859          4859         XXXXXX4859             674                 INDX 2006-AR13 (5-30-06)            $122,000.00
 1007546896          6896         XXXXXX6896             674                 INDX 2006-AR13 (5-30-06)            $294,795.30
 1007547092          7092         XXXXXX7092             674                 INDX 2006-AR13 (5-30-06)            $325,958.88
 1007548801          8801         XXXXXX8801             674                 INDX 2006-AR13 (5-30-06)            $217,600.33
 1007552175          2175         XXXXXX2175             674                 INDX 2006-AR13 (5-30-06)            $515,000.00
 1007552589          2589         XXXXXX2589             674                 INDX 2006-AR13 (5-30-06)            $330,400.00
 1007553256          3256         XXXXXX3256             674                 INDX 2006-AR13 (5-30-06)            $454,113.17
 1007553900          3900         XXXXXX3900             674                 INDX 2006-AR13 (5-30-06)            $232,074.33
 1007558313          8313         XXXXXX8313             674                 INDX 2006-AR13 (5-30-06)            $335,839.57
 1007563446          3446         XXXXXX3446             674                 INDX 2006-AR13 (5-30-06)            $333,012.46
 1007566373          6373         XXXXXX6373             674                 INDX 2006-AR13 (5-30-06)            $225,000.00
 1007567231          7231         XXXXXX7231             674                 INDX 2006-AR13 (5-30-06)            $468,000.00
 1007569955          9955         XXXXXX9955             674                 INDX 2006-AR13 (5-30-06)            $264,000.00
 1007572405          2405         XXXXXX2405             674                 INDX 2006-AR13 (5-30-06)            $392,000.00
 1007579913          9913         XXXXXX9913             674                 INDX 2006-AR13 (5-30-06)            $522,024.00
 1007580846          0846         XXXXXX0846             674                 INDX 2006-AR13 (5-30-06)            $218,562.96
 1007581257          1257         XXXXXX1257             674                 INDX 2006-AR13 (5-30-06)            $271,504.00
 1007581646          1646         XXXXXX1646             674                 INDX 2006-AR13 (5-30-06)            $409,600.00
 1007581703          1703         XXXXXX1703             674                 INDX 2006-AR13 (5-30-06)            $279,400.00
 1007581786          1786         XXXXXX1786             674                 INDX 2006-AR13 (5-30-06)            $195,000.00
 1007582586          2586         XXXXXX2586             674                 INDX 2006-AR13 (5-30-06)            $404,188.24
 1007583568          3568         XXXXXX3568             674                 INDX 2006-AR13 (5-30-06)            $253,707.07
 1007584137          4137         XXXXXX4137             674                 INDX 2006-AR13 (5-30-06)            $468,964.18
 1007585399          5399         XXXXXX5399             674                 INDX 2006-AR13 (5-30-06)            $347,955.20
 1007585746          5746         XXXXXX5746             674                 INDX 2006-AR13 (5-30-06)            $135,879.50
 1007587825          7825         XXXXXX7825             674                 INDX 2006-AR13 (5-30-06)            $408,000.00
 1007588724          8724         XXXXXX8724             674                 INDX 2006-AR13 (5-30-06)            $299,000.00
 1007591280          1280         XXXXXX1280             674                 INDX 2006-AR13 (5-30-06)            $242,000.00
 1007591744          1744         XXXXXX1744             674                 INDX 2006-AR13 (5-30-06)            $542,661.63
 1007595638          5638         XXXXXX5638             674                 INDX 2006-AR13 (5-30-06)            $238,250.00
 1007596099          6099         XXXXXX6099             674                 INDX 2006-AR13 (5-30-06)            $328,800.00
 1007597014          7014         XXXXXX7014             674                 INDX 2006-AR13 (5-30-06)            $666,484.74
 1007607276          7276         XXXXXX7276             674                 INDX 2006-AR13 (5-30-06)            $520,000.00
 1007608225          8225         XXXXXX8225             674                 INDX 2006-AR13 (5-30-06)               $0.00
 1007609504          9504         XXXXXX9504             674                 INDX 2006-AR13 (5-30-06)            $340,000.00
 1007612219          2219         XXXXXX2219             674                 INDX 2006-AR13 (5-30-06)            $332,000.00
 1007612995          2995         XXXXXX2995             674                 INDX 2006-AR13 (5-30-06)            $207,500.00
 1007613407          3407         XXXXXX3407             674                 INDX 2006-AR13 (5-30-06)            $142,737.87
 1007613670          3670         XXXXXX3670             674                 INDX 2006-AR13 (5-30-06)            $217,550.00
 1007613977          3977         XXXXXX3977             674                 INDX 2006-AR13 (5-30-06)            $279,400.95
 1007618653          8653         XXXXXX8653             674                 INDX 2006-AR13 (5-30-06)            $400,052.00
 1007620469          0469         XXXXXX0469             674                 INDX 2006-AR13 (5-30-06)            $147,880.00
 1007621376          1376         XXXXXX1376             674                 INDX 2006-AR13 (5-30-06)            $307,200.00
 1007621616          1616         XXXXXX1616             674                 INDX 2006-AR13 (5-30-06)            $469,375.57
 1007622432          2432         XXXXXX2432             674                 INDX 2006-AR13 (5-30-06)            $544,675.66
 1007622911          2911         XXXXXX2911             674                 INDX 2006-AR13 (5-30-06)            $145,000.00
 1007624313          4313         XXXXXX4313             674                 INDX 2006-AR13 (5-30-06)            $389,355.22
 1007624560          4560         XXXXXX4560             674                 INDX 2006-AR13 (5-30-06)            $173,854.86
 1007625088          5088         XXXXXX5088             674                 INDX 2006-AR13 (5-30-06)            $350,000.00
 1007626839          6839         XXXXXX6839             674                 INDX 2006-AR13 (5-30-06)            $183,500.00
 1007628686          8686         XXXXXX8686             674                 INDX 2006-AR13 (5-30-06)            $478,300.00
 1007630120          0120         XXXXXX0120             674                 INDX 2006-AR13 (5-30-06)            $476,500.00
 1007630369          0369         XXXXXX0369             674                 INDX 2006-AR13 (5-30-06)            $268,660.00
 1007630955          0955         XXXXXX0955             674                 INDX 2006-AR13 (5-30-06)            $220,000.00
 1007634874          4874         XXXXXX4874             674                 INDX 2006-AR13 (5-30-06)            $348,234.35
 1007635400          5400         XXXXXX5400             674                 INDX 2006-AR13 (5-30-06)            $298,329.12
 1007636911          6911         XXXXXX6911             674                 INDX 2006-AR13 (5-30-06)            $343,700.00
 1007637042          7042         XXXXXX7042             674                 INDX 2006-AR13 (5-30-06)            $546,000.00
 1007637448          7448         XXXXXX7448             674                 INDX 2006-AR13 (5-30-06)            $308,000.00
 1007639485          9485         XXXXXX9485             674                 INDX 2006-AR13 (5-30-06)            $224,000.00
 1007641580          1580         XXXXXX1580             674                 INDX 2006-AR13 (5-30-06)            $500,000.00
 1007643891          3891         XXXXXX3891             674                 INDX 2006-AR13 (5-30-06)            $299,000.00
 1007644758          4758         XXXXXX4758             674                 INDX 2006-AR13 (5-30-06)            $111,999.70
 1007644980          4980         XXXXXX4980             674                 INDX 2006-AR13 (5-30-06)            $253,000.00
 1007645029          5029         XXXXXX5029             674                 INDX 2006-AR13 (5-30-06)            $472,000.00
 1007645243          5243         XXXXXX5243             674                 INDX 2006-AR13 (5-30-06)            $469,799.99
 1007648890          8890         XXXXXX8890             674                 INDX 2006-AR13 (5-30-06)            $412,000.00
 1007651365          1365         XXXXXX1365             674                 INDX 2006-AR13 (5-30-06)            $162,500.00
 1007651407          1407         XXXXXX1407             674                 INDX 2006-AR13 (5-30-06)            $360,000.00
 1007652280          2280         XXXXXX2280             674                 INDX 2006-AR13 (5-30-06)            $250,000.00
 1007654864          4864         XXXXXX4864             674                 INDX 2006-AR13 (5-30-06)            $124,343.04
 1007662925          2925         XXXXXX2925             674                 INDX 2006-AR13 (5-30-06)            $736,600.00
 1007665241          5241         XXXXXX5241             674                 INDX 2006-AR13 (5-30-06)            $540,000.00
 3001712821          2821         XXXXXX2821             674                 INDX 2006-AR13 (5-30-06)            $637,500.00
 3001765605          5605         XXXXXX5605             674                 INDX 2006-AR13 (5-30-06)            $285,000.00
 3001772759          2759         XXXXXX2759             674                 INDX 2006-AR13 (5-30-06)            $692,012.09
 3001772809          2809         XXXXXX2809             674                 INDX 2006-AR13 (5-30-06)            $178,641.16
 3001772817          2817         XXXXXX2817             674                 INDX 2006-AR13 (5-30-06)            $308,600.00
 3001772957          2957         XXXXXX2957             674                 INDX 2006-AR13 (5-30-06)            $401,080.76
 3001773138          3138         XXXXXX3138             674                 INDX 2006-AR13 (5-30-06)            $385,000.00
 3001791163          1163         XXXXXX1163             674                 INDX 2006-AR13 (5-30-06)            $323,424.79
 3001791189          1189         XXXXXX1189             674                 INDX 2006-AR13 (5-30-06)            $131,200.00
 3001791254          1254         XXXXXX1254             674                 INDX 2006-AR13 (5-30-06)            $129,851.15
 3001791437          1437         XXXXXX1437             674                 INDX 2006-AR13 (5-30-06)            $900,000.00
 3001791718          1718         XXXXXX1718             674                 INDX 2006-AR13 (5-30-06)            $336,770.94
 3001791734          1734         XXXXXX1734             674                 INDX 2006-AR13 (5-30-06)            $549,041.26
 3001791817          1817         XXXXXX1817             674                 INDX 2006-AR13 (5-30-06)            $101,599.61
 3001791882          1882         XXXXXX1882             674                 INDX 2006-AR13 (5-30-06)            $456,689.78
 3001791908          1908         XXXXXX1908             674                 INDX 2006-AR13 (5-30-06)            $470,866.89
 3001791957          1957         XXXXXX1957             674                 INDX 2006-AR13 (5-30-06)            $475,000.00
 1007691148          1148         XXXXXX1148            6009             INDX 2006-AR14 (LEHMAN) 10/31/06        $503,744.35
 1007694639          4639         XXXXXX4639            6009             INDX 2006-AR14 (LEHMAN) 10/31/06        $179,961.50
 1007705724          5724         XXXXXX5724            6009             INDX 2006-AR14 (LEHMAN) 10/31/06        $406,275.72
 1007708140          8140         XXXXXX8140            6009             INDX 2006-AR14 (LEHMAN) 10/31/06        $535,302.89
 1007761503          1503         XXXXXX1503            6009             INDX 2006-AR14 (LEHMAN) 10/31/06        $493,978.57
 1007765595          5595         XXXXXX5595            6009             INDX 2006-AR14 (LEHMAN) 10/31/06        $512,889.30
 1007793365          3365         XXXXXX3365            6009             INDX 2006-AR14 (LEHMAN) 10/31/06        $509,500.00
 1007810888          0888         XXXXXX0888            6009             INDX 2006-AR14 (LEHMAN) 10/31/06        $296,850.86
 1007834003          4003         XXXXXX4003            6009             INDX 2006-AR14 (LEHMAN) 10/31/06        $334,401.23
 1007871948          1948         XXXXXX1948            6009             INDX 2006-AR14 (LEHMAN) 10/31/06        $181,880.72
 1007906348          6348         XXXXXX6348            6009             INDX 2006-AR14 (LEHMAN) 10/31/06        $237,881.62
 1007918673          8673         XXXXXX8673            6009             INDX 2006-AR14 (LEHMAN) 10/31/06        $220,408.98
 1007934076          4076         XXXXXX4076            6009             INDX 2006-AR14 (LEHMAN) 10/31/06        $268,366.36
 1007975640          5640         XXXXXX5640            6009             INDX 2006-AR14 (LEHMAN) 10/31/06        $740,022.60
 1007978123          8123         XXXXXX8123            6009             INDX 2006-AR14 (LEHMAN) 10/31/06        $384,728.09
 1008003756          3756         XXXXXX3756            6009             INDX 2006-AR14 (LEHMAN) 10/31/06           $0.00
 1008004416          4416         XXXXXX4416            6009             INDX 2006-AR14 (LEHMAN) 10/31/06        $406,638.39
 1008009589          9589         XXXXXX9589            6009             INDX 2006-AR14 (LEHMAN) 10/31/06        $132,807.14
 1008029132          9132         XXXXXX9132            6009             INDX 2006-AR14 (LEHMAN) 10/31/06        $240,936.78
 1008038810          8810         XXXXXX8810            6009             INDX 2006-AR14 (LEHMAN) 10/31/06        $295,723.62
 1008043471          3471         XXXXXX3471            6009             INDX 2006-AR14 (LEHMAN) 10/31/06        $227,821.92
 1008050922          0922         XXXXXX0922            6009             INDX 2006-AR14 (LEHMAN) 10/31/06        $486,809.47
 1008053736          3736         XXXXXX3736            6009             INDX 2006-AR14 (LEHMAN) 10/31/06        $196,022.77
 1008107938          7938         XXXXXX7938            6009             INDX 2006-AR14 (LEHMAN) 10/31/06        $225,542.35
 1008121988          1988         XXXXXX1988            6009             INDX 2006-AR14 (LEHMAN) 10/31/06        $250,221.57
 1008133942          3942         XXXXXX3942            6009             INDX 2006-AR14 (LEHMAN) 10/31/06        $405,236.78
 1008146373          6373         XXXXXX6373            6009             INDX 2006-AR14 (LEHMAN) 10/31/06        $421,523.31
 1008167163          7163         XXXXXX7163            6009             INDX 2006-AR14 (LEHMAN) 10/31/06        $232,979.21
 1008196105          6105         XXXXXX6105            6009             INDX 2006-AR14 (LEHMAN) 10/31/06        $351,070.29
 1008243154          3154         XXXXXX3154            6009             INDX 2006-AR14 (LEHMAN) 10/31/06        $294,396.68
 1008257568          7568         XXXXXX7568            6009             INDX 2006-AR14 (LEHMAN) 10/31/06        $234,065.70
 1008280388          0388         XXXXXX0388            6009             INDX 2006-AR14 (LEHMAN) 10/31/06        $305,804.07
 1008280487          0487         XXXXXX0487            6009             INDX 2006-AR14 (LEHMAN) 10/31/06        $607,040.62
 1008280529          0529         XXXXXX0529            6009             INDX 2006-AR14 (LEHMAN) 10/31/06        $352,485.06
 1008280578          0578         XXXXXX0578            6009             INDX 2006-AR14 (LEHMAN) 10/31/06        $447,185.20
 1008280859          0859         XXXXXX0859            6009             INDX 2006-AR14 (LEHMAN) 10/31/06        $340,140.83
 1008285916          5916         XXXXXX5916            6009             INDX 2006-AR14 (LEHMAN) 10/31/06        $244,659.89
 1008289744          9744         XXXXXX9744            6009             INDX 2006-AR14 (LEHMAN) 10/31/06        $409,330.76
 1008289900          9900         XXXXXX9900            6009             INDX 2006-AR14 (LEHMAN) 10/31/06        $480,978.38
 1008290486          0486         XXXXXX0486            6009             INDX 2006-AR14 (LEHMAN) 10/31/06        $288,899.30
 1008291344          1344         XXXXXX1344            6009             INDX 2006-AR14 (LEHMAN) 10/31/06        $870,617.08
 1008291401          1401         XXXXXX1401            6009             INDX 2006-AR14 (LEHMAN) 10/31/06        $305,950.54
 1008291997          1997         XXXXXX1997            6009             INDX 2006-AR14 (LEHMAN) 10/31/06        $218,137.26
 1008293274          3274         XXXXXX3274            6009             INDX 2006-AR14 (LEHMAN) 10/31/06        $277,706.84
 1008294165          4165         XXXXXX4165            6009             INDX 2006-AR14 (LEHMAN) 10/31/06        $247,505.21
 1008294314          4314         XXXXXX4314            6009             INDX 2006-AR14 (LEHMAN) 10/31/06        $356,607.03
 1008294652          4652         XXXXXX4652            6009             INDX 2006-AR14 (LEHMAN) 10/31/06        $304,950.77
 1008294835          4835         XXXXXX4835            6009             INDX 2006-AR14 (LEHMAN) 10/31/06        $443,127.14
 1008296624          6624         XXXXXX6624            6009             INDX 2006-AR14 (LEHMAN) 10/31/06        $320,330.63
 1008297101          7101         XXXXXX7101            6009             INDX 2006-AR14 (LEHMAN) 10/31/06        $276,124.60
 1008297549          7549         XXXXXX7549            6009             INDX 2006-AR14 (LEHMAN) 10/31/06        $365,333.25
 1008299123          9123         XXXXXX9123            6009             INDX 2006-AR14 (LEHMAN) 10/31/06        $433,614.56
 1008299263          9263         XXXXXX9263            6009             INDX 2006-AR14 (LEHMAN) 10/31/06        $483,828.74
 1008299503          9503         XXXXXX9503            6009             INDX 2006-AR14 (LEHMAN) 10/31/06        $182,641.46
 1008302695          2695         XXXXXX2695            6009             INDX 2006-AR14 (LEHMAN) 10/31/06        $228,764.65
 1008304063          4063         XXXXXX4063            6009             INDX 2006-AR14 (LEHMAN) 10/31/06        $273,713.82
 1008305169          5169         XXXXXX5169            6009             INDX 2006-AR14 (LEHMAN) 10/31/06        $286,107.50
 1008305359          5359         XXXXXX5359            6009             INDX 2006-AR14 (LEHMAN) 10/31/06        $344,377.82
 1008306001          6001         XXXXXX6001            6009             INDX 2006-AR14 (LEHMAN) 10/31/06        $363,679.89
 1008306100          6100         XXXXXX6100            6009             INDX 2006-AR14 (LEHMAN) 10/31/06        $240,836.78
 1008306753          6753         XXXXXX6753            6009             INDX 2006-AR14 (LEHMAN) 10/31/06        $245,385.64
 1008306886          6886         XXXXXX6886            6009             INDX 2006-AR14 (LEHMAN) 10/31/06        $206,400.49
 1008307298          7298         XXXXXX7298            6009             INDX 2006-AR14 (LEHMAN) 10/31/06        $481,999.28
 1008307413          7413         XXXXXX7413            6009             INDX 2006-AR14 (LEHMAN) 10/31/06        $445,004.57
 1008311795          1795         XXXXXX1795            6009             INDX 2006-AR14 (LEHMAN) 10/31/06        $546,562.05
 1008317404          7404         XXXXXX7404            6009             INDX 2006-AR14 (LEHMAN) 10/31/06        $262,235.43
 1008317958          7958         XXXXXX7958            6009             INDX 2006-AR14 (LEHMAN) 10/31/06        $170,649.66
 1008318444          8444         XXXXXX8444            6009             INDX 2006-AR14 (LEHMAN) 10/31/06        $185,654.16
 1008318816          8816         XXXXXX8816            6009             INDX 2006-AR14 (LEHMAN) 10/31/06        $435,224.38
 1008320184          0184         XXXXXX0184            6009             INDX 2006-AR14 (LEHMAN) 10/31/06        $468,380.87
 1008320960          0960         XXXXXX0960            6009             INDX 2006-AR14 (LEHMAN) 10/31/06        $352,947.99
 1008325068          5068         XXXXXX5068            6009             INDX 2006-AR14 (LEHMAN) 10/31/06        $225,837.98
 1008326520          6520         XXXXXX6520            6009             INDX 2006-AR14 (LEHMAN) 10/31/06        $473,609.54
 1008327593          7593         XXXXXX7593            6009             INDX 2006-AR14 (LEHMAN) 10/31/06        $261,377.09
 1008328229          8229         XXXXXX8229            6009             INDX 2006-AR14 (LEHMAN) 10/31/06        $665,870.02
 1008328302          8302         XXXXXX8302            6009             INDX 2006-AR14 (LEHMAN) 10/31/06        $268,251.95
 1008329110          9110         XXXXXX9110            6009             INDX 2006-AR14 (LEHMAN) 10/31/06        $281,306.58
 1008329722          9722         XXXXXX9722            6009             INDX 2006-AR14 (LEHMAN) 10/31/06        $282,097.51
 1008331173          1173         XXXXXX1173            6009             INDX 2006-AR14 (LEHMAN) 10/31/06        $289,328.59
 1008335679          5679         XXXXXX5679            6009             INDX 2006-AR14 (LEHMAN) 10/31/06        $177,750.24
 1008335760          5760         XXXXXX5760            6009             INDX 2006-AR14 (LEHMAN) 10/31/06        $143,623.46
 1008336511          6511         XXXXXX6511            6009             INDX 2006-AR14 (LEHMAN) 10/31/06        $288,268.41
 1008337022          7022         XXXXXX7022            6009             INDX 2006-AR14 (LEHMAN) 10/31/06        $489,901.81
 1008342113          2113         XXXXXX2113            6009             INDX 2006-AR14 (LEHMAN) 10/31/06         $99,795.38
 1008342907          2907         XXXXXX2907            6009             INDX 2006-AR14 (LEHMAN) 10/31/06        $185,442.63
 1008344671          4671         XXXXXX4671            6009             INDX 2006-AR14 (LEHMAN) 10/31/06        $288,283.32
 1008346569          6569         XXXXXX6569            6009             INDX 2006-AR14 (LEHMAN) 10/31/06        $310,795.81
 1008350561          0561         XXXXXX0561            6009             INDX 2006-AR14 (LEHMAN) 10/31/06        $274,434.76
 1008352187          2187         XXXXXX2187            6009             INDX 2006-AR14 (LEHMAN) 10/31/06        $351,173.76
 1008353268          3268         XXXXXX3268            6009             INDX 2006-AR14 (LEHMAN) 10/31/06        $368,618.26
 1008354811          4811         XXXXXX4811            6009             INDX 2006-AR14 (LEHMAN) 10/31/06        $317,479.13
 1008355131          5131         XXXXXX5131            6009             INDX 2006-AR14 (LEHMAN) 10/31/06        $421,434.71
 1008355313          5313         XXXXXX5313            6009             INDX 2006-AR14 (LEHMAN) 10/31/06        $274,709.02
 1008355982          5982         XXXXXX5982            6009             INDX 2006-AR14 (LEHMAN) 10/31/06        $274,131.76
 1008357962          7962         XXXXXX7962            6009             INDX 2006-AR14 (LEHMAN) 10/31/06        $439,746.72
 1008358051          8051         XXXXXX8051            6009             INDX 2006-AR14 (LEHMAN) 10/31/06        $421,117.04
 1008361147          1147         XXXXXX1147            6009             INDX 2006-AR14 (LEHMAN) 10/31/06        $386,311.07
 1008362855          2855         XXXXXX2855            6009             INDX 2006-AR14 (LEHMAN) 10/31/06       $1,160,793.29
 1008363721          3721         XXXXXX3721            6009             INDX 2006-AR14 (LEHMAN) 10/31/06        $316,883.21
 1008363960          3960         XXXXXX3960            6009             INDX 2006-AR14 (LEHMAN) 10/31/06         $94,648.33
 1008368902          8902         XXXXXX8902            6009             INDX 2006-AR14 (LEHMAN) 10/31/06        $292,835.27
 1008371047          1047         XXXXXX1047            6009             INDX 2006-AR14 (LEHMAN) 10/31/06        $448,638.99
 1008372540          2540         XXXXXX2540            6009             INDX 2006-AR14 (LEHMAN) 10/31/06        $403,964.09
 1008372722          2722         XXXXXX2722            6009             INDX 2006-AR14 (LEHMAN) 10/31/06        $249,396.72
 1008378364          8364         XXXXXX8364            6009             INDX 2006-AR14 (LEHMAN) 10/31/06        $375,306.54
 1008382010          2010         XXXXXX2010            6009             INDX 2006-AR14 (LEHMAN) 10/31/06        $288,263.53
 1008382283          2283         XXXXXX2283            6009             INDX 2006-AR14 (LEHMAN) 10/31/06        $241,276.50
 1008382499          2499         XXXXXX2499            6009             INDX 2006-AR14 (LEHMAN) 10/31/06        $460,508.26
 1008384883          4883         XXXXXX4883            6009             INDX 2006-AR14 (LEHMAN) 10/31/06        $340,147.72
 1008385674          5674         XXXXXX5674            6009             INDX 2006-AR14 (LEHMAN) 10/31/06        $245,889.85
 1008386375          6375         XXXXXX6375            6009             INDX 2006-AR14 (LEHMAN) 10/31/06        $354,996.95
 1008387035          7035         XXXXXX7035            6009             INDX 2006-AR14 (LEHMAN) 10/31/06        $514,458.33
 1008387803          7803         XXXXXX7803            6009             INDX 2006-AR14 (LEHMAN) 10/31/06        $200,037.83
 1008394445          4445         XXXXXX4445            6009             INDX 2006-AR14 (LEHMAN) 10/31/06        $273,689.47
 1008397018          7018         XXXXXX7018            6009             INDX 2006-AR14 (LEHMAN) 10/31/06        $801,792.78
 1008408195          8195         XXXXXX8195            6009             INDX 2006-AR14 (LEHMAN) 10/31/06        $230,619.47
 1008414664          4664         XXXXXX4664            6009             INDX 2006-AR14 (LEHMAN) 10/31/06        $261,453.29
 1008417428          7428         XXXXXX7428            6009             INDX 2006-AR14 (LEHMAN) 10/31/06        $267,141.57
 1008421396          1396         XXXXXX1396            6009             INDX 2006-AR14 (LEHMAN) 10/31/06        $750,333.05
 1008422261          2261         XXXXXX2261            6009             INDX 2006-AR14 (LEHMAN) 10/31/06        $450,460.94
 1008422840          2840         XXXXXX2840            6009             INDX 2006-AR14 (LEHMAN) 10/31/06        $195,733.69
 3001727845          7845         XXXXXX7845            6009             INDX 2006-AR14 (LEHMAN) 10/31/06        $475,039.09
 3001742620          2620         XXXXXX2620            6009             INDX 2006-AR14 (LEHMAN) 10/31/06           $0.00
 3001756869          6869         XXXXXX6869            6009             INDX 2006-AR14 (LEHMAN) 10/31/06        $444,929.21
 3001832249          2249         XXXXXX2249            6009             INDX 2006-AR14 (LEHMAN) 10/31/06        $285,849.77
 3001832371          2371         XXXXXX2371            6009             INDX 2006-AR14 (LEHMAN) 10/31/06           $0.00
 3001832645          2645         XXXXXX2645            6009             INDX 2006-AR14 (LEHMAN) 10/31/06        $318,254.84
 3001833809          3809         XXXXXX3809            6009             INDX 2006-AR14 (LEHMAN) 10/31/06        $289,842.61
 3001834567          4567         XXXXXX4567            6009             INDX 2006-AR14 (LEHMAN) 10/31/06        $151,545.38
 3001835747          5747         XXXXXX5747            6009             INDX 2006-AR14 (LEHMAN) 10/31/06        $503,729.02
 3001836869          6869         XXXXXX6869            6009             INDX 2006-AR14 (LEHMAN) 10/31/06        $290,025.79
 3001837099          7099         XXXXXX7099            6009             INDX 2006-AR14 (LEHMAN) 10/31/06        $183,763.90
 3001838220          8220         XXXXXX8220            6009             INDX 2006-AR14 (LEHMAN) 10/31/06           $0.00
 3001838667          8667         XXXXXX8667            6009             INDX 2006-AR14 (LEHMAN) 10/31/06        $549,984.08
 3001838980          8980         XXXXXX8980            6009             INDX 2006-AR14 (LEHMAN) 10/31/06           $0.00
 3001910755          0755         XXXXXX0755            6009             INDX 2006-AR14 (LEHMAN) 10/31/06        $321,409.05
 3001910870          0870         XXXXXX0870            6009             INDX 2006-AR14 (LEHMAN) 10/31/06        $274,310.85
 3001910995          0995         XXXXXX0995            6009             INDX 2006-AR14 (LEHMAN) 10/31/06        $310,449.51
 3001911225          1225         XXXXXX1225            6009             INDX 2006-AR14 (LEHMAN) 10/31/06        $508,622.32
 3001911282          1282         XXXXXX1282            6009             INDX 2006-AR14 (LEHMAN) 10/31/06        $762,933.47
 3001911670          1670         XXXXXX1670            6009             INDX 2006-AR14 (LEHMAN) 10/31/06        $496,415.40
 3001911753          1753         XXXXXX1753            6009             INDX 2006-AR14 (LEHMAN) 10/31/06        $253,467.23
 3001912132          2132         XXXXXX2132            6009             INDX 2006-AR14 (LEHMAN) 10/31/06           $0.00
 3001912314          2314         XXXXXX2314            6009             INDX 2006-AR14 (LEHMAN) 10/31/06        $382,484.02
 3001912447          2447         XXXXXX2447            6009             INDX 2006-AR14 (LEHMAN) 10/31/06        $336,457.55
 3001912611          2611         XXXXXX2611            6009             INDX 2006-AR14 (LEHMAN) 10/31/06           $0.00
 3001912769          2769         XXXXXX2769            6009             INDX 2006-AR14 (LEHMAN) 10/31/06        $447,516.39
 3001912801          2801         XXXXXX2801            6009             INDX 2006-AR14 (LEHMAN) 10/31/06        $248,483.86
 3001912868          2868         XXXXXX2868            6009             INDX 2006-AR14 (LEHMAN) 10/31/06        $211,504.88
 3001912900          2900         XXXXXX2900            6009             INDX 2006-AR14 (LEHMAN) 10/31/06        $451,651.58
 3001912991          2991         XXXXXX2991            6009             INDX 2006-AR14 (LEHMAN) 10/31/06        $224,073.51
 3001913312          3312         XXXXXX3312            6009             INDX 2006-AR14 (LEHMAN) 10/31/06        $195,304.66
 3001913700          3700         XXXXXX3700            6009             INDX 2006-AR14 (LEHMAN) 10/31/06        $331,784.74
 3001914021          4021         XXXXXX4021            6009             INDX 2006-AR14 (LEHMAN) 10/31/06        $706,469.99
 3001914138          4138         XXXXXX4138            6009             INDX 2006-AR14 (LEHMAN) 10/31/06           $0.00
 3001914617          4617         XXXXXX4617            6009             INDX 2006-AR14 (LEHMAN) 10/31/06        $244,113.22
 3001914658          4658         XXXXXX4658            6009             INDX 2006-AR14 (LEHMAN) 10/31/06        $310,869.97
 3001914799          4799         XXXXXX4799            6009             INDX 2006-AR14 (LEHMAN) 10/31/06        $240,829.11
 3001914823          4823         XXXXXX4823            6009             INDX 2006-AR14 (LEHMAN) 10/31/06        $160,001.04
 3001914880          4880         XXXXXX4880            6009             INDX 2006-AR14 (LEHMAN) 10/31/06        $241,047.39
 3001915069          5069         XXXXXX5069            6009             INDX 2006-AR14 (LEHMAN) 10/31/06        $143,017.15
 3001915358          5358         XXXXXX5358            6009             INDX 2006-AR14 (LEHMAN) 10/31/06        $206,771.97
 3001915721          5721         XXXXXX5721            6009             INDX 2006-AR14 (LEHMAN) 10/31/06        $173,510.68
 3001915739          5739         XXXXXX5739            6009             INDX 2006-AR14 (LEHMAN) 10/31/06        $400,414.90
 3001915986          5986         XXXXXX5986            6009             INDX 2006-AR14 (LEHMAN) 10/31/06        $446,420.59
 3001921695          1695         XXXXXX1695            6009             INDX 2006-AR14 (LEHMAN) 10/31/06        $210,077.79
 3001930621          0621         XXXXXX0621            6009             INDX 2006-AR14 (LEHMAN) 10/31/06        $255,305.47
 3001936172          6172         XXXXXX6172            6009             INDX 2006-AR14 (LEHMAN) 10/31/06        $106,129.07
 3001937287          7287         XXXXXX7287            6009             INDX 2006-AR14 (LEHMAN) 10/31/06        $442,917.37
 3001938061          8061         XXXXXX8061            6009             INDX 2006-AR14 (LEHMAN) 10/31/06        $507,136.91
 3001938202          8202         XXXXXX8202            6009             INDX 2006-AR14 (LEHMAN) 10/31/06        $362,192.84
 3001940141          0141         XXXXXX0141            6009             INDX 2006-AR14 (LEHMAN) 10/31/06        $399,589.68
 3001941057          1057         XXXXXX1057            6009             INDX 2006-AR14 (LEHMAN) 10/31/06        $655,913.59
 3001941107          1107         XXXXXX1107            6009             INDX 2006-AR14 (LEHMAN) 10/31/06        $360,868.01
 3001942147          2147         XXXXXX2147            6009             INDX 2006-AR14 (LEHMAN) 10/31/06        $363,596.80
 3001942386          2386         XXXXXX2386            6009             INDX 2006-AR14 (LEHMAN) 10/31/06        $367,255.40
 3001942493          2493         XXXXXX2493            6009             INDX 2006-AR14 (LEHMAN) 10/31/06        $410,851.53
 3001942543          2543         XXXXXX2543            6009             INDX 2006-AR14 (LEHMAN) 10/31/06       $1,526,909.13
 3001958663          8663         XXXXXX8663            6009             INDX 2006-AR14 (LEHMAN) 10/31/06        $411,885.18
 3001958820          8820         XXXXXX8820            6009             INDX 2006-AR14 (LEHMAN) 10/31/06        $136,590.95
 3001958895          8895         XXXXXX8895            6009             INDX 2006-AR14 (LEHMAN) 10/31/06        $291,887.13
 3001959067          9067         XXXXXX9067            6009             INDX 2006-AR14 (LEHMAN) 10/31/06        $455,821.23
 3001959240          9240         XXXXXX9240            6009             INDX 2006-AR14 (LEHMAN) 10/31/06        $202,699.39
 3001959463          9463         XXXXXX9463            6009             INDX 2006-AR14 (LEHMAN) 10/31/06        $486,478.55
 3001959588          9588         XXXXXX9588            6009             INDX 2006-AR14 (LEHMAN) 10/31/06        $669,672.39
 3001959596          9596         XXXXXX9596            6009             INDX 2006-AR14 (LEHMAN) 10/31/06        $220,299.87
 3001959604          9604         XXXXXX9604            6009             INDX 2006-AR14 (LEHMAN) 10/31/06        $386,674.35
 3001959711          9711         XXXXXX9711            6009             INDX 2006-AR14 (LEHMAN) 10/31/06        $206,753.41
 3001960412          0412         XXXXXX0412            6009             INDX 2006-AR14 (LEHMAN) 10/31/06        $230,972.34
 3001960974          0974         XXXXXX0974            6009             INDX 2006-AR14 (LEHMAN) 10/31/06        $728,045.88
 3001961022          1022         XXXXXX1022            6009             INDX 2006-AR14 (LEHMAN) 10/31/06        $286,007.77
 3001961311          1311         XXXXXX1311            6009             INDX 2006-AR14 (LEHMAN) 10/31/06        $297,035.43
 3001962202          2202         XXXXXX2202            6009             INDX 2006-AR14 (LEHMAN) 10/31/06        $270,796.48
 3002023723          3723         XXXXXX3723            6009             INDX 2006-AR14 (LEHMAN) 10/31/06        $484,835.87
 3002024457          4457         XXXXXX4457            6009             INDX 2006-AR14 (LEHMAN) 10/31/06        $333,077.44
 3002024804          4804         XXXXXX4804            6009             INDX 2006-AR14 (LEHMAN) 10/31/06        $362,809.33
 3002024937          4937         XXXXXX4937            6009             INDX 2006-AR14 (LEHMAN) 10/31/06        $174,167.36
 3002025009          5009         XXXXXX5009            6009             INDX 2006-AR14 (LEHMAN) 10/31/06        $410,435.65
 3002026064          6064         XXXXXX6064            6009             INDX 2006-AR14 (LEHMAN) 10/31/06        $231,565.91
 3002026312          6312         XXXXXX6312            6009             INDX 2006-AR14 (LEHMAN) 10/31/06        $418,980.69
 3002026593          6593         XXXXXX6593            6009             INDX 2006-AR14 (LEHMAN) 10/31/06        $380,514.11
 3002026742          6742         XXXXXX6742            6009             INDX 2006-AR14 (LEHMAN) 10/31/06        $250,875.15
 3002026999          6999         XXXXXX6999            6009             INDX 2006-AR14 (LEHMAN) 10/31/06        $140,361.40
 3002027070          7070         XXXXXX7070            6009             INDX 2006-AR14 (LEHMAN) 10/31/06        $217,718.21
 3002027179          7179         XXXXXX7179            6009             INDX 2006-AR14 (LEHMAN) 10/31/06        $305,086.18
 3002027310          7310         XXXXXX7310            6009             INDX 2006-AR14 (LEHMAN) 10/31/06        $230,577.31
 3002027856          7856         XXXXXX7856            6009             INDX 2006-AR14 (LEHMAN) 10/31/06        $187,973.25
 3002028011          8011         XXXXXX8011            6009             INDX 2006-AR14 (LEHMAN) 10/31/06        $330,559.24
 3002028771          8771         XXXXXX8771            6009             INDX 2006-AR14 (LEHMAN) 10/31/06        $175,041.43
 3002028813          8813         XXXXXX8813            6009             INDX 2006-AR14 (LEHMAN) 10/31/06        $127,945.52
 3002028896          8896         XXXXXX8896            6009             INDX 2006-AR14 (LEHMAN) 10/31/06        $358,955.93
 3002028979          8979         XXXXXX8979            6009             INDX 2006-AR14 (LEHMAN) 10/31/06        $336,371.98
 3002029928          9928         XXXXXX9928            6009             INDX 2006-AR14 (LEHMAN) 10/31/06        $447,968.74
 3002030074          0074         XXXXXX0074            6009             INDX 2006-AR14 (LEHMAN) 10/31/06        $243,820.13
 3002030546          0546         XXXXXX0546            6009             INDX 2006-AR14 (LEHMAN) 10/31/06        $438,796.71
 3002030694          0694         XXXXXX0694            6009             INDX 2006-AR14 (LEHMAN) 10/31/06        $180,139.35
 3002030827          0827         XXXXXX0827            6009             INDX 2006-AR14 (LEHMAN) 10/31/06        $251,781.26
 3002031452          1452         XXXXXX1452            6009             INDX 2006-AR14 (LEHMAN) 10/31/06        $489,632.04
 3002031486          1486         XXXXXX1486            6009             INDX 2006-AR14 (LEHMAN) 10/31/06        $394,339.23
 3002031601          1601         XXXXXX1601            6009             INDX 2006-AR14 (LEHMAN) 10/31/06        $244,060.27
 3002032088          2088         XXXXXX2088            6009             INDX 2006-AR14 (LEHMAN) 10/31/06        $241,428.26
 3002032369          2369         XXXXXX2369            6009             INDX 2006-AR14 (LEHMAN) 10/31/06        $156,411.82
 3002032708          2708         XXXXXX2708            6009             INDX 2006-AR14 (LEHMAN) 10/31/06        $362,698.12
 3002033136          3136         XXXXXX3136            6009             INDX 2006-AR14 (LEHMAN) 10/31/06        $550,592.71
 3002033383          3383         XXXXXX3383            6009             INDX 2006-AR14 (LEHMAN) 10/31/06        $370,515.05
 3002033474          3474         XXXXXX3474            6009             INDX 2006-AR14 (LEHMAN) 10/31/06        $330,869.52
 3002033961          3961         XXXXXX3961            6009             INDX 2006-AR14 (LEHMAN) 10/31/06        $366,220.58
 3002034068          4068         XXXXXX4068            6009             INDX 2006-AR14 (LEHMAN) 10/31/06        $213,508.21
 3002034217          4217         XXXXXX4217            6009             INDX 2006-AR14 (LEHMAN) 10/31/06        $458,777.95
 3002034738          4738         XXXXXX4738            6009             INDX 2006-AR14 (LEHMAN) 10/31/06        $564,488.43
 3002034985          4985         XXXXXX4985            6009             INDX 2006-AR14 (LEHMAN) 10/31/06        $195,207.51
 3002035172          5172         XXXXXX5172            6009             INDX 2006-AR14 (LEHMAN) 10/31/06        $278,030.94
 3002035198          5198         XXXXXX5198            6009             INDX 2006-AR14 (LEHMAN) 10/31/06        $159,493.81
 3002035339          5339         XXXXXX5339            6009             INDX 2006-AR14 (LEHMAN) 10/31/06        $330,392.47
 3002035966          5966         XXXXXX5966            6009             INDX 2006-AR14 (LEHMAN) 10/31/06        $195,207.51
 3002036196          6196         XXXXXX6196            6009             INDX 2006-AR14 (LEHMAN) 10/31/06        $303,422.49
 3002036410          6410         XXXXXX6410            6009             INDX 2006-AR14 (LEHMAN) 10/31/06        $474,113.35
 3002036576          6576         XXXXXX6576            6009             INDX 2006-AR14 (LEHMAN) 10/31/06        $494,063.58
 3002036873          6873         XXXXXX6873            6009             INDX 2006-AR14 (LEHMAN) 10/31/06        $169,604.36
 3002036923          6923         XXXXXX6923            6009             INDX 2006-AR14 (LEHMAN) 10/31/06        $574,563.70
 3002036972          6972         XXXXXX6972            6009             INDX 2006-AR14 (LEHMAN) 10/31/06        $186,883.91
 3002037236          7236         XXXXXX7236            6009             INDX 2006-AR14 (LEHMAN) 10/31/06        $185,925.09
 3002037350          7350         XXXXXX7350            6009             INDX 2006-AR14 (LEHMAN) 10/31/06        $328,905.85
 3002037525          7525         XXXXXX7525            6009             INDX 2006-AR14 (LEHMAN) 10/31/06        $715,751.70
 3002038150          8150         XXXXXX8150            6009             INDX 2006-AR14 (LEHMAN) 10/31/06        $144,636.17
 3002038184          8184         XXXXXX8184            6009             INDX 2006-AR14 (LEHMAN) 10/31/06        $255,920.87
 3002038200          8200         XXXXXX8200            6009             INDX 2006-AR14 (LEHMAN) 10/31/06        $342,501.92
 3002038333          8333         XXXXXX8333            6009             INDX 2006-AR14 (LEHMAN) 10/31/06        $159,672.03
 3002038713          8713         XXXXXX8713            6009             INDX 2006-AR14 (LEHMAN) 10/31/06        $217,298.14
 3002038903          8903         XXXXXX8903            6009             INDX 2006-AR14 (LEHMAN) 10/31/06        $352,901.11
 3002039141          9141         XXXXXX9141            6009             INDX 2006-AR14 (LEHMAN) 10/31/06        $249,129.76
 3002039315          9315         XXXXXX9315            6009             INDX 2006-AR14 (LEHMAN) 10/31/06           $0.00
 3002039372          9372         XXXXXX9372            6009             INDX 2006-AR14 (LEHMAN) 10/31/06        $146,659.04
 3002039877          9877         XXXXXX9877            6009             INDX 2006-AR14 (LEHMAN) 10/31/06        $244,416.15
 3002040040          0040         XXXXXX0040            6009             INDX 2006-AR14 (LEHMAN) 10/31/06        $244,061.85
 3002040677          0677         XXXXXX0677            6009             INDX 2006-AR14 (LEHMAN) 10/31/06        $326,189.96
 3002040941          0941         XXXXXX0941            6009             INDX 2006-AR14 (LEHMAN) 10/31/06        $653,964.95
 3002041139          1139         XXXXXX1139            6009             INDX 2006-AR14 (LEHMAN) 10/31/06        $198,069.70
 3002041576          1576         XXXXXX1576            6009             INDX 2006-AR14 (LEHMAN) 10/31/06        $302,490.95
 3002041675          1675         XXXXXX1675            6009             INDX 2006-AR14 (LEHMAN) 10/31/06        $486,958.44
 3002042038          2038         XXXXXX2038            6009             INDX 2006-AR14 (LEHMAN) 10/31/06        $250,054.14
 3002042202          2202         XXXXXX2202            6009             INDX 2006-AR14 (LEHMAN) 10/31/06        $327,707.14
 3002042400          2400         XXXXXX2400            6009             INDX 2006-AR14 (LEHMAN) 10/31/06        $156,823.32
 3002051310          1310         XXXXXX1310            6009             INDX 2006-AR14 (LEHMAN) 10/31/06        $245,888.90
 3002051377          1377         XXXXXX1377            6009             INDX 2006-AR14 (LEHMAN) 10/31/06        $600,553.48
 3002052094          2094         XXXXXX2094            6009             INDX 2006-AR14 (LEHMAN) 10/31/06        $203,419.47
 3002052235          2235         XXXXXX2235            6009             INDX 2006-AR14 (LEHMAN) 10/31/06        $253,470.28
 3002052458          2458         XXXXXX2458            6009             INDX 2006-AR14 (LEHMAN) 10/31/06        $185,744.65
 3002052573          2573         XXXXXX2573            6009             INDX 2006-AR14 (LEHMAN) 10/31/06           $0.00
 3002053050          3050         XXXXXX3050            6009             INDX 2006-AR14 (LEHMAN) 10/31/06        $114,475.15
 3002053209          3209         XXXXXX3209            6009             INDX 2006-AR14 (LEHMAN) 10/31/06        $276,711.17
 3002053290          3290         XXXXXX3290            6009             INDX 2006-AR14 (LEHMAN) 10/31/06         $97,455.62
 3002054769          4769         XXXXXX4769            6009             INDX 2006-AR14 (LEHMAN) 10/31/06        $673,512.82
 3002055212          5212         XXXXXX5212            6009             INDX 2006-AR14 (LEHMAN) 10/31/06        $183,341.56
 3002055345          5345         XXXXXX5345            6009             INDX 2006-AR14 (LEHMAN) 10/31/06         $64,713.00
 3002055576          5576         XXXXXX5576            6009             INDX 2006-AR14 (LEHMAN) 10/31/06        $488,096.57
 3002055832          5832         XXXXXX5832            6009             INDX 2006-AR14 (LEHMAN) 10/31/06        $267,643.67
 3002056145          6145         XXXXXX6145            6009             INDX 2006-AR14 (LEHMAN) 10/31/06        $334,444.85
 3002056160          6160         XXXXXX6160            6009             INDX 2006-AR14 (LEHMAN) 10/31/06        $213,545.82
 3002057465          7465         XXXXXX7465            6009             INDX 2006-AR14 (LEHMAN) 10/31/06        $124,943.03
 3002057622          7622         XXXXXX7622            6009             INDX 2006-AR14 (LEHMAN) 10/31/06        $164,127.39
 3002058026          8026         XXXXXX8026            6009             INDX 2006-AR14 (LEHMAN) 10/31/06        $368,231.75
 3002058034          8034         XXXXXX8034            6009             INDX 2006-AR14 (LEHMAN) 10/31/06        $273,753.65
 3002058778          8778         XXXXXX8778            6009             INDX 2006-AR14 (LEHMAN) 10/31/06         $82,388.55
 3002059107          9107         XXXXXX9107            6009             INDX 2006-AR14 (LEHMAN) 10/31/06        $249,165.50
 3002059222          9222         XXXXXX9222            6009             INDX 2006-AR14 (LEHMAN) 10/31/06        $235,969.15
 3002059404          9404         XXXXXX9404            6009             INDX 2006-AR14 (LEHMAN) 10/31/06        $318,850.23
 3002072761          2761         XXXXXX2761            6009             INDX 2006-AR14 (LEHMAN) 10/31/06           $0.00
 3002072878          2878         XXXXXX2878            6009             INDX 2006-AR14 (LEHMAN) 10/31/06        $343,845.41
 3002072902          2902         XXXXXX2902            6009             INDX 2006-AR14 (LEHMAN) 10/31/06        $370,619.69
 3002073090          3090         XXXXXX3090            6009             INDX 2006-AR14 (LEHMAN) 10/31/06        $737,070.01
 3002073652          3652         XXXXXX3652            6009             INDX 2006-AR14 (LEHMAN) 10/31/06        $198,168.77
 3002074353          4353         XXXXXX4353            6009             INDX 2006-AR14 (LEHMAN) 10/31/06         $85,806.52
 3002074445          4445         XXXXXX4445            6009             INDX 2006-AR14 (LEHMAN) 10/31/06        $340,204.59
 3002075400          5400         XXXXXX5400            6009             INDX 2006-AR14 (LEHMAN) 10/31/06        $385,004.84
 3002075772          5772         XXXXXX5772            6009             INDX 2006-AR14 (LEHMAN) 10/31/06        $269,421.77
 3002076523          6523         XXXXXX6523            6009             INDX 2006-AR14 (LEHMAN) 10/31/06        $288,972.18
 3002076705          6705         XXXXXX6705            6009             INDX 2006-AR14 (LEHMAN) 10/31/06        $298,467.25
 3002076739          6739         XXXXXX6739            6009             INDX 2006-AR14 (LEHMAN) 10/31/06        $385,948.01
 3002077414          7414         XXXXXX7414            6009             INDX 2006-AR14 (LEHMAN) 10/31/06        $351,919.10
 3002077794          7794         XXXXXX7794            6009             INDX 2006-AR14 (LEHMAN) 10/31/06        $170,335.72
 3002077802          7802         XXXXXX7802            6009             INDX 2006-AR14 (LEHMAN) 10/31/06        $366,990.43
 3002078107          8107         XXXXXX8107            6009             INDX 2006-AR14 (LEHMAN) 10/31/06        $246,077.31
 3002080053          0053         XXXXXX0053            6009             INDX 2006-AR14 (LEHMAN) 10/31/06        $159,163.42
 3002080285          0285         XXXXXX0285            6009             INDX 2006-AR14 (LEHMAN) 10/31/06        $224,855.53
 3002080475          0475         XXXXXX0475            6009             INDX 2006-AR14 (LEHMAN) 10/31/06        $401,687.43
 3002086134          6134         XXXXXX6134            6009             INDX 2006-AR14 (LEHMAN) 10/31/06        $132,372.71
 3002114464          4464         XXXXXX4464            6009             INDX 2006-AR14 (LEHMAN) 10/31/06        $461,586.99
 3002115685          5685         XXXXXX5685            6009             INDX 2006-AR14 (LEHMAN) 10/31/06        $352,135.83
 3002116378          6378         XXXXXX6378            6009             INDX 2006-AR14 (LEHMAN) 10/31/06        $210,470.95
 3002125650          5650         XXXXXX5650            6009             INDX 2006-AR14 (LEHMAN) 10/31/06        $350,494.06
 3002126807          6807         XXXXXX6807            6009             INDX 2006-AR14 (LEHMAN) 10/31/06        $209,485.69
 3002126963          6963         XXXXXX6963            6009             INDX 2006-AR14 (LEHMAN) 10/31/06        $308,937.72
 1002180980          0980         XXXXXX0980             680              INDX 2006-AR15 SETTLED 5/30/06         $251,942.95
 1002518916          8916         XXXXXX8916             680              INDX 2006-AR15 SETTLED 5/30/06         $213,504.20
 1002642096          2096         XXXXXX2096             680              INDX 2006-AR15 SETTLED 5/30/06         $255,160.00
 1002923744          3744         XXXXXX3744             680              INDX 2006-AR15 SETTLED 5/30/06         $109,454.92
 1003005483          5483         XXXXXX5483             680              INDX 2006-AR15 SETTLED 5/30/06            $0.00
 1003750682          0682         XXXXXX0682             680              INDX 2006-AR15 SETTLED 5/30/06         $218,980.63
 1004082960          2960         XXXXXX2960             680              INDX 2006-AR15 SETTLED 5/30/06         $248,147.33
 1004085252          5252         XXXXXX5252             680              INDX 2006-AR15 SETTLED 5/30/06         $270,341.11
 1004264709          4709         XXXXXX4709             680              INDX 2006-AR15 SETTLED 5/30/06         $492,583.20
 1004307607          7607         XXXXXX7607             680              INDX 2006-AR15 SETTLED 5/30/06         $185,858.88
 1004309744          9744         XXXXXX9744             680              INDX 2006-AR15 SETTLED 5/30/06         $270,842.41
 1004413314          3314         XXXXXX3314             680              INDX 2006-AR15 SETTLED 5/30/06         $418,051.64
 1004591275          1275         XXXXXX1275             680              INDX 2006-AR15 SETTLED 5/30/06         $400,000.00
 1004698229          8229         XXXXXX8229             680              INDX 2006-AR15 SETTLED 5/30/06         $320,288.80
 1004716062          6062         XXXXXX6062             680              INDX 2006-AR15 SETTLED 5/30/06         $329,839.41
 1004722342          2342         XXXXXX2342             680              INDX 2006-AR15 SETTLED 5/30/06         $237,721.39
 1004776223          6223         XXXXXX6223             680              INDX 2006-AR15 SETTLED 5/30/06         $232,428.52
 1004807994          7994         XXXXXX7994             680              INDX 2006-AR15 SETTLED 5/30/06         $227,869.54
 1004940522          0522         XXXXXX0522             680              INDX 2006-AR15 SETTLED 5/30/06         $253,432.78
 1005237241          7241         XXXXXX7241             680              INDX 2006-AR15 SETTLED 5/30/06         $151,026.75
 1005297997          7997         XXXXXX7997             680              INDX 2006-AR15 SETTLED 5/30/06         $136,560.87
 1005430911          0911         XXXXXX0911             680              INDX 2006-AR15 SETTLED 5/30/06         $445,589.81
 1005531593          1593         XXXXXX1593             680              INDX 2006-AR15 SETTLED 5/30/06         $217,167.28
 1005564123          4123         XXXXXX4123             680              INDX 2006-AR15 SETTLED 5/30/06         $148,576.05
 1005598360          8360         XXXXXX8360             680              INDX 2006-AR15 SETTLED 5/30/06         $601,872.05
 1005746985          6985         XXXXXX6985             680              INDX 2006-AR15 SETTLED 5/30/06            $0.00
 1006051997          1997         XXXXXX1997             680              INDX 2006-AR15 SETTLED 5/30/06         $145,600.00
 1006160244          0244         XXXXXX0244             680              INDX 2006-AR15 SETTLED 5/30/06         $198,744.90
 1006276255          6255         XXXXXX6255             680              INDX 2006-AR15 SETTLED 5/30/06         $170,000.00
 1006412074          2074         XXXXXX2074             680              INDX 2006-AR15 SETTLED 5/30/06         $294,394.34
 1006417065          7065         XXXXXX7065             680              INDX 2006-AR15 SETTLED 5/30/06         $141,514.15
 1006501801          1801         XXXXXX1801             680              INDX 2006-AR15 SETTLED 5/30/06         $408,500.00
 1006532905          2905         XXXXXX2905             680              INDX 2006-AR15 SETTLED 5/30/06            $0.00
 1006548752          8752         XXXXXX8752             680              INDX 2006-AR15 SETTLED 5/30/06         $220,415.78
 1006568263          8263         XXXXXX8263             680              INDX 2006-AR15 SETTLED 5/30/06         $116,000.00
 1006612012          2012         XXXXXX2012             680              INDX 2006-AR15 SETTLED 5/30/06         $114,944.59
 1006662934          2934         XXXXXX2934             680              INDX 2006-AR15 SETTLED 5/30/06         $261,118.51
 1006763047          3047         XXXXXX3047             680              INDX 2006-AR15 SETTLED 5/30/06         $118,898.01
 1006765414          5414         XXXXXX5414             680              INDX 2006-AR15 SETTLED 5/30/06         $170,645.34
 1006806093          6093         XXXXXX6093             680              INDX 2006-AR15 SETTLED 5/30/06         $181,819.16
 1006820573          0573         XXXXXX0573             680              INDX 2006-AR15 SETTLED 5/30/06         $221,686.36
 1006821092          1092         XXXXXX1092             680              INDX 2006-AR15 SETTLED 5/30/06         $120,341.55
 1006855306          5306         XXXXXX5306             680              INDX 2006-AR15 SETTLED 5/30/06         $225,670.27
 1006859563          9563         XXXXXX9563             680              INDX 2006-AR15 SETTLED 5/30/06         $242,375.19
 1006876419          6419         XXXXXX6419             680              INDX 2006-AR15 SETTLED 5/30/06         $181,881.57
 1006882375          2375         XXXXXX2375             680              INDX 2006-AR15 SETTLED 5/30/06         $362,974.60
 1006887432          7432         XXXXXX7432             680              INDX 2006-AR15 SETTLED 5/30/06         $177,175.05
 1006904039          4039         XXXXXX4039             680              INDX 2006-AR15 SETTLED 5/30/06            $0.00
 1006912958          2958         XXXXXX2958             680              INDX 2006-AR15 SETTLED 5/30/06         $355,996.23
 1006940702          0702         XXXXXX0702             680              INDX 2006-AR15 SETTLED 5/30/06         $312,000.00
 1006962557          2557         XXXXXX2557             680              INDX 2006-AR15 SETTLED 5/30/06         $114,733.41
 1006965378          5378         XXXXXX5378             680              INDX 2006-AR15 SETTLED 5/30/06         $153,268.05
 1006973257          3257         XXXXXX3257             680              INDX 2006-AR15 SETTLED 5/30/06         $103,850.22
 1006973877          3877         XXXXXX3877             680              INDX 2006-AR15 SETTLED 5/30/06         $229,850.80
 1006977720          7720         XXXXXX7720             680              INDX 2006-AR15 SETTLED 5/30/06         $177,183.34
 1007007055          7055         XXXXXX7055             680              INDX 2006-AR15 SETTLED 5/30/06         $352,330.63
 1007010570          0570         XXXXXX0570             680              INDX 2006-AR15 SETTLED 5/30/06          $61,600.00
 1007036104          6104         XXXXXX6104             680              INDX 2006-AR15 SETTLED 5/30/06         $428,034.62
 1007039470          9470         XXXXXX9470             680              INDX 2006-AR15 SETTLED 5/30/06          $72,385.67
 1007061615          1615         XXXXXX1615             680              INDX 2006-AR15 SETTLED 5/30/06         $358,763.78
 1007067174          7174         XXXXXX7174             680              INDX 2006-AR15 SETTLED 5/30/06         $175,748.88
 1007069436          9436         XXXXXX9436             680              INDX 2006-AR15 SETTLED 5/30/06         $141,080.90
 1007094087          4087         XXXXXX4087             680              INDX 2006-AR15 SETTLED 5/30/06         $302,222.91
 1007104639          4639         XXXXXX4639             680              INDX 2006-AR15 SETTLED 5/30/06         $242,446.33
 1007111006          1006         XXXXXX1006             680              INDX 2006-AR15 SETTLED 5/30/06         $109,287.38
 1007133281          3281         XXXXXX3281             680              INDX 2006-AR15 SETTLED 5/30/06         $127,674.55
 1007137449          7449         XXXXXX7449             680              INDX 2006-AR15 SETTLED 5/30/06         $124,000.00
 1007186644          6644         XXXXXX6644             680              INDX 2006-AR15 SETTLED 5/30/06         $227,900.00
 1007191594          1594         XXXXXX1594             680              INDX 2006-AR15 SETTLED 5/30/06         $127,705.64
 1007194242          4242         XXXXXX4242             680              INDX 2006-AR15 SETTLED 5/30/06         $384,000.00
 1007236548          6548         XXXXXX6548             680              INDX 2006-AR15 SETTLED 5/30/06         $304,000.00
 1007244625          4625         XXXXXX4625             680              INDX 2006-AR15 SETTLED 5/30/06         $209,997.45
 1007268962          8962         XXXXXX8962             680              INDX 2006-AR15 SETTLED 5/30/06         $175,000.00
 1007273475          3475         XXXXXX3475             680              INDX 2006-AR15 SETTLED 5/30/06         $268,690.81
 1007281353          1353         XXXXXX1353             680              INDX 2006-AR15 SETTLED 5/30/06         $359,980.85
 1007293630          3630         XXXXXX3630             680              INDX 2006-AR15 SETTLED 5/30/06         $116,000.00
 1007294240          4240         XXXXXX4240             680              INDX 2006-AR15 SETTLED 5/30/06         $360,000.00
 1007323452          3452         XXXXXX3452             680              INDX 2006-AR15 SETTLED 5/30/06          $63,031.99
 1007328113          8113         XXXXXX8113             680              INDX 2006-AR15 SETTLED 5/30/06         $301,600.00
 1007335779          5779         XXXXXX5779             680              INDX 2006-AR15 SETTLED 5/30/06         $126,400.00
 1007339870          9870         XXXXXX9870             680              INDX 2006-AR15 SETTLED 5/30/06          $80,000.00
 1007348715          8715         XXXXXX8715             680              INDX 2006-AR15 SETTLED 5/30/06         $213,657.96
 1007353368          3368         XXXXXX3368             680              INDX 2006-AR15 SETTLED 5/30/06            $0.00
 1007354622          4622         XXXXXX4622             680              INDX 2006-AR15 SETTLED 5/30/06         $158,320.00
 1007355801          5801         XXXXXX5801             680              INDX 2006-AR15 SETTLED 5/30/06         $429,600.00
 1007359100          9100         XXXXXX9100             680              INDX 2006-AR15 SETTLED 5/30/06         $277,784.33
 1007359852          9852         XXXXXX9852             680              INDX 2006-AR15 SETTLED 5/30/06         $429,171.32
 1007360546          0546         XXXXXX0546             680              INDX 2006-AR15 SETTLED 5/30/06         $132,827.88
 1007360801          0801         XXXXXX0801             680              INDX 2006-AR15 SETTLED 5/30/06         $476,000.00
 1007361437          1437         XXXXXX1437             680              INDX 2006-AR15 SETTLED 5/30/06         $186,400.00
 1007362575          2575         XXXXXX2575             680              INDX 2006-AR15 SETTLED 5/30/06         $344,000.00
 1007363532          3532         XXXXXX3532             680              INDX 2006-AR15 SETTLED 5/30/06         $208,000.00
 1007363573          3573         XXXXXX3573             680              INDX 2006-AR15 SETTLED 5/30/06         $261,200.00
 1007366212          6212         XXXXXX6212             680              INDX 2006-AR15 SETTLED 5/30/06         $153,206.39
 1007367822          7822         XXXXXX7822             680              INDX 2006-AR15 SETTLED 5/30/06         $234,700.00
 1007367855          7855         XXXXXX7855             680              INDX 2006-AR15 SETTLED 5/30/06         $338,290.79
 1007368028          8028         XXXXXX8028             680              INDX 2006-AR15 SETTLED 5/30/06         $334,000.00
 1007368499          8499         XXXXXX8499             680              INDX 2006-AR15 SETTLED 5/30/06         $300,000.00
 1007370248          0248         XXXXXX0248             680              INDX 2006-AR15 SETTLED 5/30/06         $263,972.97
 1007370305          0305         XXXXXX0305             680              INDX 2006-AR15 SETTLED 5/30/06            $0.00
 1007370503          0503         XXXXXX0503             680              INDX 2006-AR15 SETTLED 5/30/06         $370,000.00
 1007372046          2046         XXXXXX2046             680              INDX 2006-AR15 SETTLED 5/30/06         $209,231.50
 1007372905          2905         XXXXXX2905             680              INDX 2006-AR15 SETTLED 5/30/06         $171,920.00
 1007373697          3697         XXXXXX3697             680              INDX 2006-AR15 SETTLED 5/30/06         $118,400.00
 1007374075          4075         XXXXXX4075             680              INDX 2006-AR15 SETTLED 5/30/06         $199,949.55
 1007375551          5551         XXXXXX5551             680              INDX 2006-AR15 SETTLED 5/30/06         $340,709.47
 1007375700          5700         XXXXXX5700             680              INDX 2006-AR15 SETTLED 5/30/06         $319,970.40
 1007376237          6237         XXXXXX6237             680              INDX 2006-AR15 SETTLED 5/30/06         $239,600.54
 1007376252          6252         XXXXXX6252             680              INDX 2006-AR15 SETTLED 5/30/06         $280,000.00
 1007376286          6286         XXXXXX6286             680              INDX 2006-AR15 SETTLED 5/30/06         $347,929.27
 1007376401          6401         XXXXXX6401             680              INDX 2006-AR15 SETTLED 5/30/06         $230,000.00
 1007376484          6484         XXXXXX6484             680              INDX 2006-AR15 SETTLED 5/30/06         $310,000.00
 1007377292          7292         XXXXXX7292             680              INDX 2006-AR15 SETTLED 5/30/06         $432,000.00
 1007377540          7540         XXXXXX7540             680              INDX 2006-AR15 SETTLED 5/30/06         $339,000.46
 1007377805          7805         XXXXXX7805             680              INDX 2006-AR15 SETTLED 5/30/06         $237,754.16
 1007384926          4926         XXXXXX4926             680              INDX 2006-AR15 SETTLED 5/30/06         $212,000.00
 1007385857          5857         XXXXXX5857             680              INDX 2006-AR15 SETTLED 5/30/06         $199,836.44
 1007385964          5964         XXXXXX5964             680              INDX 2006-AR15 SETTLED 5/30/06         $319,283.64
 1007386111          6111         XXXXXX6111             680              INDX 2006-AR15 SETTLED 5/30/06         $176,000.00
 1007389735          9735         XXXXXX9735             680              INDX 2006-AR15 SETTLED 5/30/06         $349,430.27
 1007391665          1665         XXXXXX1665             680              INDX 2006-AR15 SETTLED 5/30/06         $405,600.00
 1007392549          2549         XXXXXX2549             680              INDX 2006-AR15 SETTLED 5/30/06         $344,678.98
 1007393216          3216         XXXXXX3216             680              INDX 2006-AR15 SETTLED 5/30/06         $248,200.95
 1007394131          4131         XXXXXX4131             680              INDX 2006-AR15 SETTLED 5/30/06         $242,605.48
 1007395476          5476         XXXXXX5476             680              INDX 2006-AR15 SETTLED 5/30/06         $348,795.00
 1007398462          8462         XXXXXX8462             680              INDX 2006-AR15 SETTLED 5/30/06         $218,030.00
 1007398843          8843         XXXXXX8843             680              INDX 2006-AR15 SETTLED 5/30/06         $335,999.50
 1007399023          9023         XXXXXX9023             680              INDX 2006-AR15 SETTLED 5/30/06         $223,200.00
 1007401142          1142         XXXXXX1142             680              INDX 2006-AR15 SETTLED 5/30/06         $227,638.49
 1007401233          1233         XXXXXX1233             680              INDX 2006-AR15 SETTLED 5/30/06         $287,899.84
 1007401548          1548         XXXXXX1548             680              INDX 2006-AR15 SETTLED 5/30/06         $174,845.51
 1007402819          2819         XXXXXX2819             680              INDX 2006-AR15 SETTLED 5/30/06         $178,800.00
 1007404179          4179         XXXXXX4179             680              INDX 2006-AR15 SETTLED 5/30/06         $230,857.68
 1007404302          4302         XXXXXX4302             680              INDX 2006-AR15 SETTLED 5/30/06         $239,120.00
 1007404757          4757         XXXXXX4757             680              INDX 2006-AR15 SETTLED 5/30/06         $128,800.00
 1007404989          4989         XXXXXX4989             680              INDX 2006-AR15 SETTLED 5/30/06         $150,957.70
 1007405317          5317         XXXXXX5317             680              INDX 2006-AR15 SETTLED 5/30/06         $222,606.76
 1007405689          5689         XXXXXX5689             680              INDX 2006-AR15 SETTLED 5/30/06         $639,967.47
 1007406554          6554         XXXXXX6554             680              INDX 2006-AR15 SETTLED 5/30/06         $103,200.00
 1007407743          7743         XXXXXX7743             680              INDX 2006-AR15 SETTLED 5/30/06         $115,330.02
 1007408402          8402         XXXXXX8402             680              INDX 2006-AR15 SETTLED 5/30/06         $287,998.27
 1007408709          8709         XXXXXX8709             680              INDX 2006-AR15 SETTLED 5/30/06         $234,381.70
 1007409111          9111         XXXXXX9111             680              INDX 2006-AR15 SETTLED 5/30/06         $266,400.00
 1007409590          9590         XXXXXX9590             680              INDX 2006-AR15 SETTLED 5/30/06         $476,103.33
 1007410929          0929         XXXXXX0929             680              INDX 2006-AR15 SETTLED 5/30/06         $264,000.00
 1007411125          1125         XXXXXX1125             680              INDX 2006-AR15 SETTLED 5/30/06         $337,911.98
 1007413048          3048         XXXXXX3048             680              INDX 2006-AR15 SETTLED 5/30/06        $1,150,000.00
 1007414525          4525         XXXXXX4525             680              INDX 2006-AR15 SETTLED 5/30/06         $339,521.60
 1007414566          4566         XXXXXX4566             680              INDX 2006-AR15 SETTLED 5/30/06         $377,230.52
 1007418062          8062         XXXXXX8062             680              INDX 2006-AR15 SETTLED 5/30/06         $391,000.00
 1007419151          9151         XXXXXX9151             680              INDX 2006-AR15 SETTLED 5/30/06         $243,100.00
 1007419169          9169         XXXXXX9169             680              INDX 2006-AR15 SETTLED 5/30/06         $196,818.84
 1007419219          9219         XXXXXX9219             680              INDX 2006-AR15 SETTLED 5/30/06         $372,000.00
 1007419524          9524         XXXXXX9524             680              INDX 2006-AR15 SETTLED 5/30/06         $250,599.87
 1007419730          9730         XXXXXX9730             680              INDX 2006-AR15 SETTLED 5/30/06         $363,805.06
 1007419771          9771         XXXXXX9771             680              INDX 2006-AR15 SETTLED 5/30/06         $237,864.46
 1007420043          0043         XXXXXX0043             680              INDX 2006-AR15 SETTLED 5/30/06         $326,502.78
 1007422502          2502         XXXXXX2502             680              INDX 2006-AR15 SETTLED 5/30/06         $185,218.06
 1007422536          2536         XXXXXX2536             680              INDX 2006-AR15 SETTLED 5/30/06         $272,617.68
 1007423328          3328         XXXXXX3328             680              INDX 2006-AR15 SETTLED 5/30/06         $356,382.51
 1007423740          3740         XXXXXX3740             680              INDX 2006-AR15 SETTLED 5/30/06            $0.00
 1007423765          3765         XXXXXX3765             680              INDX 2006-AR15 SETTLED 5/30/06         $328,000.00
 1007425257          5257         XXXXXX5257             680              INDX 2006-AR15 SETTLED 5/30/06         $209,939.11
 1007425802          5802         XXXXXX5802             680              INDX 2006-AR15 SETTLED 5/30/06         $208,000.00
 1007425984          5984         XXXXXX5984             680              INDX 2006-AR15 SETTLED 5/30/06         $374,271.99
 1007426289          6289         XXXXXX6289             680              INDX 2006-AR15 SETTLED 5/30/06            $0.00
 1007426495          6495         XXXXXX6495             680              INDX 2006-AR15 SETTLED 5/30/06         $215,040.00
 1007426990          6990         XXXXXX6990             680              INDX 2006-AR15 SETTLED 5/30/06         $283,504.14
 1007427139          7139         XXXXXX7139             680              INDX 2006-AR15 SETTLED 5/30/06         $198,128.43
 1007427527          7527         XXXXXX7527             680              INDX 2006-AR15 SETTLED 5/30/06         $156,000.00
 1007427642          7642         XXXXXX7642             680              INDX 2006-AR15 SETTLED 5/30/06         $319,999.33
 1007428293          8293         XXXXXX8293             680              INDX 2006-AR15 SETTLED 5/30/06         $249,926.14
 1007429960          9960         XXXXXX9960             680              INDX 2006-AR15 SETTLED 5/30/06         $215,918.77
 1007430323          0323         XXXXXX0323             680              INDX 2006-AR15 SETTLED 5/30/06         $277,590.00
 1007430364          0364         XXXXXX0364             680              INDX 2006-AR15 SETTLED 5/30/06         $259,935.00
 1007430661          0661         XXXXXX0661             680              INDX 2006-AR15 SETTLED 5/30/06         $475,978.86
 1007432071          2071         XXXXXX2071             680              INDX 2006-AR15 SETTLED 5/30/06         $143,998.35
 1007434499          4499         XXXXXX4499             680              INDX 2006-AR15 SETTLED 5/30/06         $304,150.00
 1007434721          4721         XXXXXX4721             680              INDX 2006-AR15 SETTLED 5/30/06         $283,899.79
 1007435066          5066         XXXXXX5066             680              INDX 2006-AR15 SETTLED 5/30/06         $332,800.00
 1007437401          7401         XXXXXX7401             680              INDX 2006-AR15 SETTLED 5/30/06         $329,691.82
 1007438565          8565         XXXXXX8565             680              INDX 2006-AR15 SETTLED 5/30/06         $300,800.00
 1007438821          8821         XXXXXX8821             680              INDX 2006-AR15 SETTLED 5/30/06         $181,600.00
 1007439555          9555         XXXXXX9555             680              INDX 2006-AR15 SETTLED 5/30/06         $172,000.00
 1007440520          0520         XXXXXX0520             680              INDX 2006-AR15 SETTLED 5/30/06         $159,000.00
 1007441387          1387         XXXXXX1387             680              INDX 2006-AR15 SETTLED 5/30/06         $359,828.47
 1007442617          2617         XXXXXX2617             680              INDX 2006-AR15 SETTLED 5/30/06         $228,999.85
 1007442948          2948         XXXXXX2948             680              INDX 2006-AR15 SETTLED 5/30/06         $233,003.90
 1007444035          4035         XXXXXX4035             680              INDX 2006-AR15 SETTLED 5/30/06         $232,000.00
 1007445438          5438         XXXXXX5438             680              INDX 2006-AR15 SETTLED 5/30/06         $289,108.60
 1007445958          5958         XXXXXX5958             680              INDX 2006-AR15 SETTLED 5/30/06         $352,000.00
 1007446030          6030         XXXXXX6030             680              INDX 2006-AR15 SETTLED 5/30/06         $259,412.00
 1007446501          6501         XXXXXX6501             680              INDX 2006-AR15 SETTLED 5/30/06         $379,971.48
 1007446964          6964         XXXXXX6964             680              INDX 2006-AR15 SETTLED 5/30/06         $215,970.50
 1007447319          7319         XXXXXX7319             680              INDX 2006-AR15 SETTLED 5/30/06         $320,000.00
 1007448481          8481         XXXXXX8481             680              INDX 2006-AR15 SETTLED 5/30/06         $150,616.24
 1007448507          8507         XXXXXX8507             680              INDX 2006-AR15 SETTLED 5/30/06         $403,999.21
 1007449174          9174         XXXXXX9174             680              INDX 2006-AR15 SETTLED 5/30/06         $472,000.00
 1007449646          9646         XXXXXX9646             680              INDX 2006-AR15 SETTLED 5/30/06         $267,914.85
 1007450107          0107         XXXXXX0107             680              INDX 2006-AR15 SETTLED 5/30/06         $361,410.39
 1007452061          2061         XXXXXX2061             680              INDX 2006-AR15 SETTLED 5/30/06         $191,200.00
 1007453796          3796         XXXXXX3796             680              INDX 2006-AR15 SETTLED 5/30/06         $280,592.91
 1007454430          4430         XXXXXX4430             680              INDX 2006-AR15 SETTLED 5/30/06         $248,387.91
 1007455213          5213         XXXXXX5213             680              INDX 2006-AR15 SETTLED 5/30/06         $359,100.00
 1007456294          6294         XXXXXX6294             680              INDX 2006-AR15 SETTLED 5/30/06         $148,000.00
 1007456401          6401         XXXXXX6401             680              INDX 2006-AR15 SETTLED 5/30/06          $76,745.66
 1007456658          6658         XXXXXX6658             680              INDX 2006-AR15 SETTLED 5/30/06          $89,211.84
 1007456773          6773         XXXXXX6773             680              INDX 2006-AR15 SETTLED 5/30/06         $344,000.00
 1007457383          7383         XXXXXX7383             680              INDX 2006-AR15 SETTLED 5/30/06         $190,000.00
 1007459264          9264         XXXXXX9264             680              INDX 2006-AR15 SETTLED 5/30/06         $186,400.00
 1007459413          9413         XXXXXX9413             680              INDX 2006-AR15 SETTLED 5/30/06         $224,000.00
 1007460411          0411         XXXXXX0411             680              INDX 2006-AR15 SETTLED 5/30/06         $392,000.00
 1007462185          2185         XXXXXX2185             680              INDX 2006-AR15 SETTLED 5/30/06         $199,999.73
 1007462664          2664         XXXXXX2664             680              INDX 2006-AR15 SETTLED 5/30/06         $272,000.00
 1007462805          2805         XXXXXX2805             680              INDX 2006-AR15 SETTLED 5/30/06         $288,000.00
 1007463043          3043         XXXXXX3043             680              INDX 2006-AR15 SETTLED 5/30/06            $0.00
 1007463050          3050         XXXXXX3050             680              INDX 2006-AR15 SETTLED 5/30/06         $350,000.00
 1007468943          8943         XXXXXX8943             680              INDX 2006-AR15 SETTLED 5/30/06         $298,000.00
 1007469040          9040         XXXXXX9040             680              INDX 2006-AR15 SETTLED 5/30/06         $200,695.87
 1007469354          9354         XXXXXX9354             680              INDX 2006-AR15 SETTLED 5/30/06          $84,923.32
 1007470162          0162         XXXXXX0162             680              INDX 2006-AR15 SETTLED 5/30/06         $408,000.00
 1007470733          0733         XXXXXX0733             680              INDX 2006-AR15 SETTLED 5/30/06         $148,628.82
 1007470972          0972         XXXXXX0972             680              INDX 2006-AR15 SETTLED 5/30/06         $407,860.78
 1007472382          2382         XXXXXX2382             680              INDX 2006-AR15 SETTLED 5/30/06         $325,902.44
 1007473331          3331         XXXXXX3331             680              INDX 2006-AR15 SETTLED 5/30/06         $185,648.30
 1007474065          4065         XXXXXX4065             680              INDX 2006-AR15 SETTLED 5/30/06         $141,600.00
 1007476938          6938         XXXXXX6938             680              INDX 2006-AR15 SETTLED 5/30/06         $223,955.90
 1007477175          7175         XXXXXX7175             680              INDX 2006-AR15 SETTLED 5/30/06         $112,000.00
 1007478017          8017         XXXXXX8017             680              INDX 2006-AR15 SETTLED 5/30/06         $200,400.00
 1007479023          9023         XXXXXX9023             680              INDX 2006-AR15 SETTLED 5/30/06         $313,734.00
 1007480419          0419         XXXXXX0419             680              INDX 2006-AR15 SETTLED 5/30/06         $352,111.21
 1007480997          0997         XXXXXX0997             680              INDX 2006-AR15 SETTLED 5/30/06         $192,000.00
 1007481250          1250         XXXXXX1250             680              INDX 2006-AR15 SETTLED 5/30/06        $1,411,570.13
 1007482100          2100         XXXXXX2100             680              INDX 2006-AR15 SETTLED 5/30/06            $0.00
 1007482159          2159         XXXXXX2159             680              INDX 2006-AR15 SETTLED 5/30/06         $147,900.00
 1007483041          3041         XXXXXX3041             680              INDX 2006-AR15 SETTLED 5/30/06         $232,000.00
 1007483579          3579         XXXXXX3579             680              INDX 2006-AR15 SETTLED 5/30/06         $232,000.00
 1007484312          4312         XXXXXX4312             680              INDX 2006-AR15 SETTLED 5/30/06         $258,815.25
 1007484692          4692         XXXXXX4692             680              INDX 2006-AR15 SETTLED 5/30/06         $520,000.00
 1007484809          4809         XXXXXX4809             680              INDX 2006-AR15 SETTLED 5/30/06         $175,000.00
 1007485004          5004         XXXXXX5004             680              INDX 2006-AR15 SETTLED 5/30/06         $338,000.00
 1007485061          5061         XXXXXX5061             680              INDX 2006-AR15 SETTLED 5/30/06         $483,309.75
 1007485954          5954         XXXXXX5954             680              INDX 2006-AR15 SETTLED 5/30/06         $229,149.90
 1007485970          5970         XXXXXX5970             680              INDX 2006-AR15 SETTLED 5/30/06         $188,741.00
 1007486887          6887         XXXXXX6887             680              INDX 2006-AR15 SETTLED 5/30/06         $210,895.90
 1007486903          6903         XXXXXX6903             680              INDX 2006-AR15 SETTLED 5/30/06         $360,000.00
 1007487232          7232         XXXXXX7232             680              INDX 2006-AR15 SETTLED 5/30/06         $327,000.00
 1007487547          7547         XXXXXX7547             680              INDX 2006-AR15 SETTLED 5/30/06         $165,249.16
 1007487638          7638         XXXXXX7638             680              INDX 2006-AR15 SETTLED 5/30/06         $384,195.80
 1007488347          8347         XXXXXX8347             680              INDX 2006-AR15 SETTLED 5/30/06         $302,181.22
 1007488602          8602         XXXXXX8602             680              INDX 2006-AR15 SETTLED 5/30/06         $537,211.41
 1007490129          0129         XXXXXX0129             680              INDX 2006-AR15 SETTLED 5/30/06         $186,400.00
 1007490665          0665         XXXXXX0665             680              INDX 2006-AR15 SETTLED 5/30/06         $212,000.00
 1007491069          1069         XXXXXX1069             680              INDX 2006-AR15 SETTLED 5/30/06         $275,394.80
 1007491515          1515         XXXXXX1515             680              INDX 2006-AR15 SETTLED 5/30/06         $272,000.00
 1007491580          1580         XXXXXX1580             680              INDX 2006-AR15 SETTLED 5/30/06         $304,000.00
 1007492521          2521         XXXXXX2521             680              INDX 2006-AR15 SETTLED 5/30/06         $295,920.00
 1007492554          2554         XXXXXX2554             680              INDX 2006-AR15 SETTLED 5/30/06         $247,000.00
 1007492687          2687         XXXXXX2687             680              INDX 2006-AR15 SETTLED 5/30/06         $221,000.00
 1007493206          3206         XXXXXX3206             680              INDX 2006-AR15 SETTLED 5/30/06         $451,011.63
 1007493263          3263         XXXXXX3263             680              INDX 2006-AR15 SETTLED 5/30/06          $40,000.00
 1007494428          4428         XXXXXX4428             680              INDX 2006-AR15 SETTLED 5/30/06         $323,000.00
 1007494477          4477         XXXXXX4477             680              INDX 2006-AR15 SETTLED 5/30/06         $584,307.85
 1007495086          5086         XXXXXX5086             680              INDX 2006-AR15 SETTLED 5/30/06         $291,960.00
 1007495961          5961         XXXXXX5961             680              INDX 2006-AR15 SETTLED 5/30/06         $220,000.00
 1007496985          6985         XXXXXX6985             680              INDX 2006-AR15 SETTLED 5/30/06         $238,548.45
 1007497157          7157         XXXXXX7157             680              INDX 2006-AR15 SETTLED 5/30/06         $720,463.60
 1007498288          8288         XXXXXX8288             680              INDX 2006-AR15 SETTLED 5/30/06         $144,400.23
 1007498403          8403         XXXXXX8403             680              INDX 2006-AR15 SETTLED 5/30/06         $148,800.00
 1007498544          8544         XXXXXX8544             680              INDX 2006-AR15 SETTLED 5/30/06         $287,200.00
 1007498874          8874         XXXXXX8874             680              INDX 2006-AR15 SETTLED 5/30/06         $364,600.00
 1007501768          1768         XXXXXX1768             680              INDX 2006-AR15 SETTLED 5/30/06         $439,957.36
 1007504440          4440         XXXXXX4440             680              INDX 2006-AR15 SETTLED 5/30/06         $573,000.00
 1007505728          5728         XXXXXX5728             680              INDX 2006-AR15 SETTLED 5/30/06         $282,000.00
 1007506114          6114         XXXXXX6114             680              INDX 2006-AR15 SETTLED 5/30/06         $172,719.00
 1007506577          6577         XXXXXX6577             680              INDX 2006-AR15 SETTLED 5/30/06         $168,750.00
 1007507039          7039         XXXXXX7039             680              INDX 2006-AR15 SETTLED 5/30/06            $0.00
 1007507864          7864         XXXXXX7864             680              INDX 2006-AR15 SETTLED 5/30/06         $206,929.22
 1007509365          9365         XXXXXX9365             680              INDX 2006-AR15 SETTLED 5/30/06         $275,920.94
 1007509373          9373         XXXXXX9373             680              INDX 2006-AR15 SETTLED 5/30/06         $332,000.00
 1007510124          0124         XXXXXX0124             680              INDX 2006-AR15 SETTLED 5/30/06         $259,781.00
 1007512633          2633         XXXXXX2633             680              INDX 2006-AR15 SETTLED 5/30/06         $311,386.16
 1007514332          4332         XXXXXX4332             680              INDX 2006-AR15 SETTLED 5/30/06         $254,990.42
 1007515925          5925         XXXXXX5925             680              INDX 2006-AR15 SETTLED 5/30/06         $143,258.53
 1007516238          6238         XXXXXX6238             680              INDX 2006-AR15 SETTLED 5/30/06         $327,637.43
 1007516527          6527         XXXXXX6527             680              INDX 2006-AR15 SETTLED 5/30/06         $913,000.00
 1007517483          7483         XXXXXX7483             680              INDX 2006-AR15 SETTLED 5/30/06         $167,920.00
 1007518010          8010         XXXXXX8010             680              INDX 2006-AR15 SETTLED 5/30/06         $159,970.50
 1007519984          9984         XXXXXX9984             680              INDX 2006-AR15 SETTLED 5/30/06         $420,000.00
 1007519992          9992         XXXXXX9992             680              INDX 2006-AR15 SETTLED 5/30/06         $147,000.00
 1007520172          0172         XXXXXX0172             680              INDX 2006-AR15 SETTLED 5/30/06         $384,872.26
 1007520792          0792         XXXXXX0792             680              INDX 2006-AR15 SETTLED 5/30/06         $324,000.00
 1007522178          2178         XXXXXX2178             680              INDX 2006-AR15 SETTLED 5/30/06         $348,000.00
 1007523762          3762         XXXXXX3762             680              INDX 2006-AR15 SETTLED 5/30/06         $144,400.00
 1007524034          4034         XXXXXX4034             680              INDX 2006-AR15 SETTLED 5/30/06         $252,000.00
 1007525148          5148         XXXXXX5148             680              INDX 2006-AR15 SETTLED 5/30/06         $160,000.00
 1007525668          5668         XXXXXX5668             680              INDX 2006-AR15 SETTLED 5/30/06         $468,000.00
 1007525825          5825         XXXXXX5825             680              INDX 2006-AR15 SETTLED 5/30/06         $328,000.00
 1007526278          6278         XXXXXX6278             680              INDX 2006-AR15 SETTLED 5/30/06         $207,897.92
 1007527466          7466         XXXXXX7466             680              INDX 2006-AR15 SETTLED 5/30/06            $0.00
 1007527938          7938         XXXXXX7938             680              INDX 2006-AR15 SETTLED 5/30/06         $372,183.91
 1007528167          8167         XXXXXX8167             680              INDX 2006-AR15 SETTLED 5/30/06            $0.00
 1007528340          8340         XXXXXX8340             680              INDX 2006-AR15 SETTLED 5/30/06         $408,998.20
 1007529017          9017         XXXXXX9017             680              INDX 2006-AR15 SETTLED 5/30/06         $396,000.00
 1007529231          9231         XXXXXX9231             680              INDX 2006-AR15 SETTLED 5/30/06         $200,000.00
 1007529413          9413         XXXXXX9413             680              INDX 2006-AR15 SETTLED 5/30/06         $288,742.93
 1007529462          9462         XXXXXX9462             680              INDX 2006-AR15 SETTLED 5/30/06         $283,778.27
 1007529579          9579         XXXXXX9579             680              INDX 2006-AR15 SETTLED 5/30/06         $775,000.00
 1007530643          0643         XXXXXX0643             680              INDX 2006-AR15 SETTLED 5/30/06         $164,999.99
 1007531112          1112         XXXXXX1112             680              INDX 2006-AR15 SETTLED 5/30/06         $190,655.58
 1007532797          2797         XXXXXX2797             680              INDX 2006-AR15 SETTLED 5/30/06         $203,994.54
 1007532839          2839         XXXXXX2839             680              INDX 2006-AR15 SETTLED 5/30/06         $224,000.00
 1007533027          3027         XXXXXX3027             680              INDX 2006-AR15 SETTLED 5/30/06         $144,000.00
 1007533639          3639         XXXXXX3639             680              INDX 2006-AR15 SETTLED 5/30/06         $195,520.00
 1007534223          4223         XXXXXX4223             680              INDX 2006-AR15 SETTLED 5/30/06         $156,200.00
 1007537119          7119         XXXXXX7119             680              INDX 2006-AR15 SETTLED 5/30/06         $112,000.00
 1007537598          7598         XXXXXX7598             680              INDX 2006-AR15 SETTLED 5/30/06         $132,260.45
 1007537853          7853         XXXXXX7853             680              INDX 2006-AR15 SETTLED 5/30/06         $285,000.00
 1007537986          7986         XXXXXX7986             680              INDX 2006-AR15 SETTLED 5/30/06         $259,742.24
 1007538968          8968         XXXXXX8968             680              INDX 2006-AR15 SETTLED 5/30/06         $900,000.00
 1007541301          1301         XXXXXX1301             680              INDX 2006-AR15 SETTLED 5/30/06         $180,100.00
 1007542135          2135         XXXXXX2135             680              INDX 2006-AR15 SETTLED 5/30/06         $276,056.39
 1007545104          5104         XXXXXX5104             680              INDX 2006-AR15 SETTLED 5/30/06         $253,600.00
 1007546664          6664         XXXXXX6664             680              INDX 2006-AR15 SETTLED 5/30/06         $136,500.00
 1007546995          6995         XXXXXX6995             680              INDX 2006-AR15 SETTLED 5/30/06         $250,417.67
 1007547274          7274         XXXXXX7274             680              INDX 2006-AR15 SETTLED 5/30/06         $320,000.00
 1007547423          7423         XXXXXX7423             680              INDX 2006-AR15 SETTLED 5/30/06         $490,239.32
 1007548835          8835         XXXXXX8835             680              INDX 2006-AR15 SETTLED 5/30/06         $442,400.00
 1007549544          9544         XXXXXX9544             680              INDX 2006-AR15 SETTLED 5/30/06         $520,000.00
 1007549593          9593         XXXXXX9593             680              INDX 2006-AR15 SETTLED 5/30/06         $147,114.56
 1007550559          0559         XXXXXX0559             680              INDX 2006-AR15 SETTLED 5/30/06         $490,000.00
 1007551607          1607         XXXXXX1607             680              INDX 2006-AR15 SETTLED 5/30/06         $181,600.00
 1007552472          2472         XXXXXX2472             680              INDX 2006-AR15 SETTLED 5/30/06         $367,800.00
 1007552852          2852         XXXXXX2852             680              INDX 2006-AR15 SETTLED 5/30/06         $638,400.00
 1007553728          3728         XXXXXX3728             680              INDX 2006-AR15 SETTLED 5/30/06            $0.00
 1007555368          5368         XXXXXX5368             680              INDX 2006-AR15 SETTLED 5/30/06         $247,000.00
 1007555558          5558         XXXXXX5558             680              INDX 2006-AR15 SETTLED 5/30/06         $284,000.00
 1007555632          5632         XXXXXX5632             680              INDX 2006-AR15 SETTLED 5/30/06         $975,000.00
 1007555681          5681         XXXXXX5681             680              INDX 2006-AR15 SETTLED 5/30/06         $274,400.00
 1007555723          5723         XXXXXX5723             680              INDX 2006-AR15 SETTLED 5/30/06          $96,000.00
 1007555749          5749         XXXXXX5749             680              INDX 2006-AR15 SETTLED 5/30/06         $327,508.90
 1007555756          5756         XXXXXX5756             680              INDX 2006-AR15 SETTLED 5/30/06         $283,277.51
 1007555806          5806         XXXXXX5806             680              INDX 2006-AR15 SETTLED 5/30/06          $70,360.54
 1007555814          5814         XXXXXX5814             680              INDX 2006-AR15 SETTLED 5/30/06         $764,000.00
 1007558222          8222         XXXXXX8222             680              INDX 2006-AR15 SETTLED 5/30/06         $360,000.00
 1007558776          8776         XXXXXX8776             680              INDX 2006-AR15 SETTLED 5/30/06         $234,000.00
 1007558941          8941         XXXXXX8941             680              INDX 2006-AR15 SETTLED 5/30/06         $138,284.12
 1007559626          9626         XXXXXX9626             680              INDX 2006-AR15 SETTLED 5/30/06         $145,571.18
 1007561770          1770         XXXXXX1770             680              INDX 2006-AR15 SETTLED 5/30/06         $216,000.00
 1007562778          2778         XXXXXX2778             680              INDX 2006-AR15 SETTLED 5/30/06         $222,800.00
 1007564709          4709         XXXXXX4709             680              INDX 2006-AR15 SETTLED 5/30/06         $333,600.00
 1007565102          5102         XXXXXX5102             680              INDX 2006-AR15 SETTLED 5/30/06         $177,600.00
 1007565219          5219         XXXXXX5219             680              INDX 2006-AR15 SETTLED 5/30/06         $384,000.00
 1007565839          5839         XXXXXX5839             680              INDX 2006-AR15 SETTLED 5/30/06         $107,438.45
 1007566357          6357         XXXXXX6357             680              INDX 2006-AR15 SETTLED 5/30/06         $300,000.00
 1007566696          6696         XXXXXX6696             680              INDX 2006-AR15 SETTLED 5/30/06         $116,800.00
 1007566829          6829         XXXXXX6829             680              INDX 2006-AR15 SETTLED 5/30/06            $0.00
 1007566985          6985         XXXXXX6985             680              INDX 2006-AR15 SETTLED 5/30/06         $420,000.00
 1007568221          8221         XXXXXX8221             680              INDX 2006-AR15 SETTLED 5/30/06         $449,848.95
 1007568338          8338         XXXXXX8338             680              INDX 2006-AR15 SETTLED 5/30/06         $220,900.00
 1007568353          8353         XXXXXX8353             680              INDX 2006-AR15 SETTLED 5/30/06         $326,938.93
 1007568395          8395         XXXXXX8395             680              INDX 2006-AR15 SETTLED 5/30/06         $405,299.89
 1007569864          9864         XXXXXX9864             680              INDX 2006-AR15 SETTLED 5/30/06         $278,000.00
 1007571043          1043         XXXXXX1043             680              INDX 2006-AR15 SETTLED 5/30/06         $272,250.00
 1007571175          1175         XXXXXX1175             680              INDX 2006-AR15 SETTLED 5/30/06         $267,999.98
 1007571332          1332         XXXXXX1332             680              INDX 2006-AR15 SETTLED 5/30/06         $126,867.30
 1007571480          1480         XXXXXX1480             680              INDX 2006-AR15 SETTLED 5/30/06         $197,123.34
 1007571498          1498         XXXXXX1498             680              INDX 2006-AR15 SETTLED 5/30/06         $431,200.00
 1007571696          1696         XXXXXX1696             680              INDX 2006-AR15 SETTLED 5/30/06         $298,400.00
 1007571704          1704         XXXXXX1704             680              INDX 2006-AR15 SETTLED 5/30/06         $294,400.00
 1007571712          1712         XXXXXX1712             680              INDX 2006-AR15 SETTLED 5/30/06         $288,000.00
 1007571738          1738         XXXXXX1738             680              INDX 2006-AR15 SETTLED 5/30/06         $137,600.00
 1007572686          2686         XXXXXX2686             680              INDX 2006-AR15 SETTLED 5/30/06         $416,000.00
 1007573981          3981         XXXXXX3981             680              INDX 2006-AR15 SETTLED 5/30/06            $0.00
 1007575945          5945         XXXXXX5945             680              INDX 2006-AR15 SETTLED 5/30/06         $191,200.00
 1007576026          6026         XXXXXX6026             680              INDX 2006-AR15 SETTLED 5/30/06         $380,000.00
 1007578634          8634         XXXXXX8634             680              INDX 2006-AR15 SETTLED 5/30/06         $203,250.00
 1007578709          8709         XXXXXX8709             680              INDX 2006-AR15 SETTLED 5/30/06         $348,500.00
 1007579889          9889         XXXXXX9889             680              INDX 2006-AR15 SETTLED 5/30/06         $291,134.84
 1007581455          1455         XXXXXX1455             680              INDX 2006-AR15 SETTLED 5/30/06         $439,724.34
 1007582776          2776         XXXXXX2776             680              INDX 2006-AR15 SETTLED 5/30/06         $170,842.41
 1007582800          2800         XXXXXX2800             680              INDX 2006-AR15 SETTLED 5/30/06         $245,584.12
 1007583014          3014         XXXXXX3014             680              INDX 2006-AR15 SETTLED 5/30/06         $387,653.57
 1007583964          3964         XXXXXX3964             680              INDX 2006-AR15 SETTLED 5/30/06          $33,860.03
 1007584210          4210         XXXXXX4210             680              INDX 2006-AR15 SETTLED 5/30/06            $0.00
 1007584442          4442         XXXXXX4442             680              INDX 2006-AR15 SETTLED 5/30/06         $251,930.44
 1007585118          5118         XXXXXX5118             680              INDX 2006-AR15 SETTLED 5/30/06         $134,133.80
 1007585423          5423         XXXXXX5423             680              INDX 2006-AR15 SETTLED 5/30/06         $224,000.00
 1007586447          6447         XXXXXX6447             680              INDX 2006-AR15 SETTLED 5/30/06         $291,999.87
 1007586637          6637         XXXXXX6637             680              INDX 2006-AR15 SETTLED 5/30/06         $299,914.06
 1007586884          6884         XXXXXX6884             680              INDX 2006-AR15 SETTLED 5/30/06         $377,000.00
 1007586900          6900         XXXXXX6900             680              INDX 2006-AR15 SETTLED 5/30/06         $247,500.00
 1007587551          7551         XXXXXX7551             680              INDX 2006-AR15 SETTLED 5/30/06         $215,393.04
 1007589672          9672         XXXXXX9672             680              INDX 2006-AR15 SETTLED 5/30/06         $148,648.06
 1007589680          9680         XXXXXX9680             680              INDX 2006-AR15 SETTLED 5/30/06         $152,000.00
 1007590845          0845         XXXXXX0845             680              INDX 2006-AR15 SETTLED 5/30/06         $262,548.52
 1007590910          0910         XXXXXX0910             680              INDX 2006-AR15 SETTLED 5/30/06         $509,948.73
 1007591132          1132         XXXXXX1132             680              INDX 2006-AR15 SETTLED 5/30/06         $207,896.01
 1007591553          1553         XXXXXX1553             680              INDX 2006-AR15 SETTLED 5/30/06         $203,712.75
 1007591595          1595         XXXXXX1595             680              INDX 2006-AR15 SETTLED 5/30/06         $131,699.47
 1007591991          1991         XXXXXX1991             680              INDX 2006-AR15 SETTLED 5/30/06         $342,240.93
 1007592411          2411         XXXXXX2411             680              INDX 2006-AR15 SETTLED 5/30/06         $727,676.40
 1007593765          3765         XXXXXX3765             680              INDX 2006-AR15 SETTLED 5/30/06         $172,000.00
 1007595000          5000         XXXXXX5000             680              INDX 2006-AR15 SETTLED 5/30/06         $390,000.00
 1007595216          5216         XXXXXX5216             680              INDX 2006-AR15 SETTLED 5/30/06         $148,800.00
 1007596057          6057         XXXXXX6057             680              INDX 2006-AR15 SETTLED 5/30/06         $549,999.58
 1007596479          6479         XXXXXX6479             680              INDX 2006-AR15 SETTLED 5/30/06         $407,999.54
 1007597170          7170         XXXXXX7170             680              INDX 2006-AR15 SETTLED 5/30/06         $423,000.00
 1007597477          7477         XXXXXX7477             680              INDX 2006-AR15 SETTLED 5/30/06         $479,999.90
 1007598160          8160         XXXXXX8160             680              INDX 2006-AR15 SETTLED 5/30/06         $250,400.00
 1007598715          8715         XXXXXX8715             680              INDX 2006-AR15 SETTLED 5/30/06         $248,000.00
 1007598913          8913         XXXXXX8913             680              INDX 2006-AR15 SETTLED 5/30/06         $565,000.00
 1007603408          3408         XXXXXX3408             680              INDX 2006-AR15 SETTLED 5/30/06         $241,759.73
 1007604257          4257         XXXXXX4257             680              INDX 2006-AR15 SETTLED 5/30/06         $556,000.00
 1007605064          5064         XXXXXX5064             680              INDX 2006-AR15 SETTLED 5/30/06         $330,422.58
 1007605205          5205         XXXXXX5205             680              INDX 2006-AR15 SETTLED 5/30/06         $245,600.00
 1007606674          6674         XXXXXX6674             680              INDX 2006-AR15 SETTLED 5/30/06         $188,021.83
 1007607060          7060         XXXXXX7060             680              INDX 2006-AR15 SETTLED 5/30/06         $147,989.62
 1007607136          7136         XXXXXX7136             680              INDX 2006-AR15 SETTLED 5/30/06         $348,000.00
 1007607318          7318         XXXXXX7318             680              INDX 2006-AR15 SETTLED 5/30/06         $132,560.00
 1007607375          7375         XXXXXX7375             680              INDX 2006-AR15 SETTLED 5/30/06         $112,954.57
 1007607516          7516         XXXXXX7516             680              INDX 2006-AR15 SETTLED 5/30/06         $240,100.00
 1007608001          8001         XXXXXX8001             680              INDX 2006-AR15 SETTLED 5/30/06         $272,000.00
 1007608076          8076         XXXXXX8076             680              INDX 2006-AR15 SETTLED 5/30/06         $180,800.00
 1007608142          8142         XXXXXX8142             680              INDX 2006-AR15 SETTLED 5/30/06         $196,951.01
 1007608266          8266         XXXXXX8266             680              INDX 2006-AR15 SETTLED 5/30/06         $500,000.00
 1007608332          8332         XXXXXX8332             680              INDX 2006-AR15 SETTLED 5/30/06         $209,839.92
 1007608704          8704         XXXXXX8704             680              INDX 2006-AR15 SETTLED 5/30/06         $262,381.79
 1007609025          9025         XXXXXX9025             680              INDX 2006-AR15 SETTLED 5/30/06         $180,000.00
 1007609868          9868         XXXXXX9868             680              INDX 2006-AR15 SETTLED 5/30/06         $308,000.00
 1007609934          9934         XXXXXX9934             680              INDX 2006-AR15 SETTLED 5/30/06         $448,966.73
 1007610486          0486         XXXXXX0486             680              INDX 2006-AR15 SETTLED 5/30/06         $119,603.48
 1007611161          1161         XXXXXX1161             680              INDX 2006-AR15 SETTLED 5/30/06          $95,510.81
 1007612474          2474         XXXXXX2474             680              INDX 2006-AR15 SETTLED 5/30/06         $210,070.75
 1007613480          3480         XXXXXX3480             680              INDX 2006-AR15 SETTLED 5/30/06         $399,200.00
 1007613654          3654         XXXXXX3654             680              INDX 2006-AR15 SETTLED 5/30/06         $599,865.17
 1007613696          3696         XXXXXX3696             680              INDX 2006-AR15 SETTLED 5/30/06         $213,520.00
 1007615741          5741         XXXXXX5741             680              INDX 2006-AR15 SETTLED 5/30/06         $517,939.57
 1007616319          6319         XXXXXX6319             680              INDX 2006-AR15 SETTLED 5/30/06         $130,400.00
 1007616368          6368         XXXXXX6368             680              INDX 2006-AR15 SETTLED 5/30/06         $355,000.00
 1007616798          6798         XXXXXX6798             680              INDX 2006-AR15 SETTLED 5/30/06         $367,995.85
 1007616988          6988         XXXXXX6988             680              INDX 2006-AR15 SETTLED 5/30/06         $240,000.00
 1007618323          8323         XXXXXX8323             680              INDX 2006-AR15 SETTLED 5/30/06         $228,800.00
 1007618547          8547         XXXXXX8547             680              INDX 2006-AR15 SETTLED 5/30/06         $407,794.05
 1007619792          9792         XXXXXX9792             680              INDX 2006-AR15 SETTLED 5/30/06         $233,414.54
 1007619941          9941         XXXXXX9941             680              INDX 2006-AR15 SETTLED 5/30/06         $209,448.33
 1007621251          1251         XXXXXX1251             680              INDX 2006-AR15 SETTLED 5/30/06         $396,000.00
 1007621293          1293         XXXXXX1293             680              INDX 2006-AR15 SETTLED 5/30/06         $451,914.28
 1007621343          1343         XXXXXX1343             680              INDX 2006-AR15 SETTLED 5/30/06         $347,893.43
 1007621954          1954         XXXXXX1954             680              INDX 2006-AR15 SETTLED 5/30/06            $0.00
 1007622242          2242         XXXXXX2242             680              INDX 2006-AR15 SETTLED 5/30/06         $379,899.38
 1007622689          2689         XXXXXX2689             680              INDX 2006-AR15 SETTLED 5/30/06         $297,994.00
 1007622713          2713         XXXXXX2713             680              INDX 2006-AR15 SETTLED 5/30/06         $264,000.00
 1007623893          3893         XXXXXX3893             680              INDX 2006-AR15 SETTLED 5/30/06         $270,000.00
 1007623901          3901         XXXXXX3901             680              INDX 2006-AR15 SETTLED 5/30/06         $166,324.01
 1007624271          4271         XXXXXX4271             680              INDX 2006-AR15 SETTLED 5/30/06         $212,000.00
 1007625468          5468         XXXXXX5468             680              INDX 2006-AR15 SETTLED 5/30/06            $0.00
 1007626524          6524         XXXXXX6524             680              INDX 2006-AR15 SETTLED 5/30/06         $235,920.00
 1007628140          8140         XXXXXX8140             680              INDX 2006-AR15 SETTLED 5/30/06         $128,797.43
 1007628447          8447         XXXXXX8447             680              INDX 2006-AR15 SETTLED 5/30/06         $217,000.00
 1007629163          9163         XXXXXX9163             680              INDX 2006-AR15 SETTLED 5/30/06         $220,000.00
 1007629494          9494         XXXXXX9494             680              INDX 2006-AR15 SETTLED 5/30/06         $311,197.11
 1007629536          9536         XXXXXX9536             680              INDX 2006-AR15 SETTLED 5/30/06         $278,669.51
 1007629775          9775         XXXXXX9775             680              INDX 2006-AR15 SETTLED 5/30/06         $308,254.21
 1007630765          0765         XXXXXX0765             680              INDX 2006-AR15 SETTLED 5/30/06          $91,113.57
 1007631037          1037         XXXXXX1037             680              INDX 2006-AR15 SETTLED 5/30/06         $336,000.00
 1007631243          1243         XXXXXX1243             680              INDX 2006-AR15 SETTLED 5/30/06         $262,850.00
 1007631300          1300         XXXXXX1300             680              INDX 2006-AR15 SETTLED 5/30/06         $233,600.00
 1007632282          2282         XXXXXX2282             680              INDX 2006-AR15 SETTLED 5/30/06         $341,403.24
 1007632324          2324         XXXXXX2324             680              INDX 2006-AR15 SETTLED 5/30/06         $260,717.38
 1007633298          3298         XXXXXX3298             680              INDX 2006-AR15 SETTLED 5/30/06         $172,000.00
 1007635277          5277         XXXXXX5277             680              INDX 2006-AR15 SETTLED 5/30/06         $304,000.00
 1007635459          5459         XXXXXX5459             680              INDX 2006-AR15 SETTLED 5/30/06         $357,000.00
 1007635731          5731         XXXXXX5731             680              INDX 2006-AR15 SETTLED 5/30/06         $116,000.00
 1007636515          6515         XXXXXX6515             680              INDX 2006-AR15 SETTLED 5/30/06         $252,000.00
 1007637208          7208         XXXXXX7208             680              INDX 2006-AR15 SETTLED 5/30/06          $95,948.33
 1007638644          8644         XXXXXX8644             680              INDX 2006-AR15 SETTLED 5/30/06         $458,744.21
 1007639196          9196         XXXXXX9196             680              INDX 2006-AR15 SETTLED 5/30/06         $208,000.00
 1007639279          9279         XXXXXX9279             680              INDX 2006-AR15 SETTLED 5/30/06         $162,360.00
 1007639667          9667         XXXXXX9667             680              INDX 2006-AR15 SETTLED 5/30/06          $36,766.64
 1007641036          1036         XXXXXX1036             680              INDX 2006-AR15 SETTLED 5/30/06         $106,000.00
 1007641150          1150         XXXXXX1150             680              INDX 2006-AR15 SETTLED 5/30/06         $289,200.79
 1007641176          1176         XXXXXX1176             680              INDX 2006-AR15 SETTLED 5/30/06         $334,000.00
 1007642208          2208         XXXXXX2208             680              INDX 2006-AR15 SETTLED 5/30/06         $560,000.00
 1007644337          4337         XXXXXX4337             680              INDX 2006-AR15 SETTLED 5/30/06         $324,000.00
 1007644436          4436         XXXXXX4436             680              INDX 2006-AR15 SETTLED 5/30/06         $292,000.00
 1007646134          6134         XXXXXX6134             680              INDX 2006-AR15 SETTLED 5/30/06         $344,000.00
 1007648858          8858         XXXXXX8858             680              INDX 2006-AR15 SETTLED 5/30/06          $98,910.68
 1007649542          9542         XXXXXX9542             680              INDX 2006-AR15 SETTLED 5/30/06         $185,000.00
 1007650755          0755         XXXXXX0755             680              INDX 2006-AR15 SETTLED 5/30/06         $218,400.00
 1007650896          0896         XXXXXX0896             680              INDX 2006-AR15 SETTLED 5/30/06         $131,286.29
 1007652512          2512         XXXXXX2512             680              INDX 2006-AR15 SETTLED 5/30/06         $150,836.60
 1007652520          2520         XXXXXX2520             680              INDX 2006-AR15 SETTLED 5/30/06         $625,000.00
 1007652892          2892         XXXXXX2892             680              INDX 2006-AR15 SETTLED 5/30/06         $399,200.00
 1007654526          4526         XXXXXX4526             680              INDX 2006-AR15 SETTLED 5/30/06         $232,970.68
 1007654781          4781         XXXXXX4781             680              INDX 2006-AR15 SETTLED 5/30/06         $108,000.00
 1007655846          5846         XXXXXX5846             680              INDX 2006-AR15 SETTLED 5/30/06         $181,600.00
 1007656315          6315         XXXXXX6315             680              INDX 2006-AR15 SETTLED 5/30/06         $532,756.93
 1007656414          6414         XXXXXX6414             680              INDX 2006-AR15 SETTLED 5/30/06         $312,000.00
 1007657214          7214         XXXXXX7214             680              INDX 2006-AR15 SETTLED 5/30/06         $110,000.00
 1007657552          7552         XXXXXX7552             680              INDX 2006-AR15 SETTLED 5/30/06         $168,800.00
 1007659178          9178         XXXXXX9178             680              INDX 2006-AR15 SETTLED 5/30/06         $295,197.18
 1007660333          0333         XXXXXX0333             680              INDX 2006-AR15 SETTLED 5/30/06         $375,200.00
 1007660721          0721         XXXXXX0721             680              INDX 2006-AR15 SETTLED 5/30/06         $196,000.00
 1007661018          1018         XXXXXX1018             680              INDX 2006-AR15 SETTLED 5/30/06         $142,400.00
 1007661851          1851         XXXXXX1851             680              INDX 2006-AR15 SETTLED 5/30/06         $580,000.00
 1007662297          2297         XXXXXX2297             680              INDX 2006-AR15 SETTLED 5/30/06         $432,199.68
 1007662446          2446         XXXXXX2446             680              INDX 2006-AR15 SETTLED 5/30/06         $619,744.00
 1007662693          2693         XXXXXX2693             680              INDX 2006-AR15 SETTLED 5/30/06         $227,929.65
 1007663584          3584         XXXXXX3584             680              INDX 2006-AR15 SETTLED 5/30/06         $941,463.60
 1007664178          4178         XXXXXX4178             680              INDX 2006-AR15 SETTLED 5/30/06         $893,926.93
 1007664509          4509         XXXXXX4509             680              INDX 2006-AR15 SETTLED 5/30/06         $137,500.00
 1007665035          5035         XXXXXX5035             680              INDX 2006-AR15 SETTLED 5/30/06         $274,999.99
 1007666629          6629         XXXXXX6629             680              INDX 2006-AR15 SETTLED 5/30/06         $484,800.00
 1007667551          7551         XXXXXX7551             680              INDX 2006-AR15 SETTLED 5/30/06         $446,000.00
 1007668088          8088         XXXXXX8088             680              INDX 2006-AR15 SETTLED 5/30/06         $274,900.00
 1007668203          8203         XXXXXX8203             680              INDX 2006-AR15 SETTLED 5/30/06         $254,094.16
 1007670159          0159         XXXXXX0159             680              INDX 2006-AR15 SETTLED 5/30/06         $412,000.00
 1007670308          0308         XXXXXX0308             680              INDX 2006-AR15 SETTLED 5/30/06         $207,500.00
 3000985071          5071         XXXXXX5071             680              INDX 2006-AR15 SETTLED 5/30/06         $190,000.00
 3000992408          2408         XXXXXX2408             680              INDX 2006-AR15 SETTLED 5/30/06         $154,093.99
 3001545239          5239         XXXXXX5239             680              INDX 2006-AR15 SETTLED 5/30/06         $312,000.00
 3001615156          5156         XXXXXX5156             680              INDX 2006-AR15 SETTLED 5/30/06         $307,829.49
 3001645336          5336         XXXXXX5336             680              INDX 2006-AR15 SETTLED 5/30/06         $350,000.00
 3001735186          5186         XXXXXX5186             680              INDX 2006-AR15 SETTLED 5/30/06         $214,351.15
 3001756208          6208         XXXXXX6208             680              INDX 2006-AR15 SETTLED 5/30/06            $0.00
 3001770852          0852         XXXXXX0852             680              INDX 2006-AR15 SETTLED 5/30/06         $165,000.00
 3001770894          0894         XXXXXX0894             680              INDX 2006-AR15 SETTLED 5/30/06         $183,908.65
 3001772833          2833         XXXXXX2833             680              INDX 2006-AR15 SETTLED 5/30/06         $561,424.97
 3001772908          2908         XXXXXX2908             680              INDX 2006-AR15 SETTLED 5/30/06         $650,000.00
 3001772940          2940         XXXXXX2940             680              INDX 2006-AR15 SETTLED 5/30/06         $536,000.00
 3001772973          2973         XXXXXX2973             680              INDX 2006-AR15 SETTLED 5/30/06         $473,082.32
 3001773005          3005         XXXXXX3005             680              INDX 2006-AR15 SETTLED 5/30/06         $255,099.80
 3001773013          3013         XXXXXX3013             680              INDX 2006-AR15 SETTLED 5/30/06         $999,999.98
 3001773153          3153         XXXXXX3153             680              INDX 2006-AR15 SETTLED 5/30/06         $639,982.70
 3001773161          3161         XXXXXX3161             680              INDX 2006-AR15 SETTLED 5/30/06         $531,732.88
 3001782295          2295         XXXXXX2295             680              INDX 2006-AR15 SETTLED 5/30/06         $280,462.75
 3001782352          2352         XXXXXX2352             680              INDX 2006-AR15 SETTLED 5/30/06         $417,000.00
 3001782378          2378         XXXXXX2378             680              INDX 2006-AR15 SETTLED 5/30/06         $214,391.00
 3001782634          2634         XXXXXX2634             680              INDX 2006-AR15 SETTLED 5/30/06         $133,949.10
 3001782642          2642         XXXXXX2642             680              INDX 2006-AR15 SETTLED 5/30/06         $589,000.00
 3001790413          0413         XXXXXX0413             680              INDX 2006-AR15 SETTLED 5/30/06         $146,250.00
 3001790637          0637         XXXXXX0637             680              INDX 2006-AR15 SETTLED 5/30/06         $230,559.00
 3001790694          0694         XXXXXX0694             680              INDX 2006-AR15 SETTLED 5/30/06         $133,700.00
 3001790983          0983         XXXXXX0983             680              INDX 2006-AR15 SETTLED 5/30/06         $650,000.00
 3001791833          1833         XXXXXX1833             680              INDX 2006-AR15 SETTLED 5/30/06         $355,854.13
 3001791866          1866         XXXXXX1866             680              INDX 2006-AR15 SETTLED 5/30/06         $459,785.88
 3001791973          1973         XXXXXX1973             680              INDX 2006-AR15 SETTLED 5/30/06         $614,534.96
 3001807894          7894         XXXXXX7894             680              INDX 2006-AR15 SETTLED 5/30/06         $168,000.00
 3001807928          7928         XXXXXX7928             680              INDX 2006-AR15 SETTLED 5/30/06         $140,763.88
 3001807936          7936         XXXXXX7936             680              INDX 2006-AR15 SETTLED 5/30/06         $240,000.00
 3001807951          7951         XXXXXX7951             680              INDX 2006-AR15 SETTLED 5/30/06         $195,195.92
 3001807985          7985         XXXXXX7985             680              INDX 2006-AR15 SETTLED 5/30/06         $162,074.77
 3001807993          7993         XXXXXX7993             680              INDX 2006-AR15 SETTLED 5/30/06         $266,397.93
 3001808017          8017         XXXXXX8017             680              INDX 2006-AR15 SETTLED 5/30/06         $142,420.55
 3001808025          8025         XXXXXX8025             680              INDX 2006-AR15 SETTLED 5/30/06         $400,000.00
 3001808090          8090         XXXXXX8090             680              INDX 2006-AR15 SETTLED 5/30/06         $122,400.00
 3001808116          8116         XXXXXX8116             680              INDX 2006-AR15 SETTLED 5/30/06         $250,000.00
 3001808132          8132         XXXXXX8132             680              INDX 2006-AR15 SETTLED 5/30/06         $299,715.30
 3001808215          8215         XXXXXX8215             680              INDX 2006-AR15 SETTLED 5/30/06         $161,400.00
 3001808231          8231         XXXXXX8231             680              INDX 2006-AR15 SETTLED 5/30/06         $326,196.75
 3001808249          8249         XXXXXX8249             680              INDX 2006-AR15 SETTLED 5/30/06         $130,400.00
 3001808272          8272         XXXXXX8272             680              INDX 2006-AR15 SETTLED 5/30/06         $278,000.00
 3001808397          8397         XXXXXX8397             680              INDX 2006-AR15 SETTLED 5/30/06         $117,589.10
 3001808686          8686         XXXXXX8686             680              INDX 2006-AR15 SETTLED 5/30/06         $331,310.06
 3001808876          8876         XXXXXX8876             680              INDX 2006-AR15 SETTLED 5/30/06         $252,000.00
 3001808900          8900         XXXXXX8900             680              INDX 2006-AR15 SETTLED 5/30/06          $93,407.87
 3001809015          9015         XXXXXX9015             680              INDX 2006-AR15 SETTLED 5/30/06         $240,709.57
 3001809031          9031         XXXXXX9031             680              INDX 2006-AR15 SETTLED 5/30/06         $118,994.90
 3001809379          9379         XXXXXX9379             680              INDX 2006-AR15 SETTLED 5/30/06         $164,207.85
 3001809445          9445         XXXXXX9445             680              INDX 2006-AR15 SETTLED 5/30/06         $260,000.00
 3001809452          9452         XXXXXX9452             680              INDX 2006-AR15 SETTLED 5/30/06         $518,000.00
 3001809544          9544         XXXXXX9544             680              INDX 2006-AR15 SETTLED 5/30/06         $225,000.00
 3001809700          9700         XXXXXX9700             680              INDX 2006-AR15 SETTLED 5/30/06         $999,950.00
 3001809767          9767         XXXXXX9767             680              INDX 2006-AR15 SETTLED 5/30/06         $187,639.92
 3001809775          9775         XXXXXX9775             680              INDX 2006-AR15 SETTLED 5/30/06            $0.00
 3001809833          9833         XXXXXX9833             680              INDX 2006-AR15 SETTLED 5/30/06         $212,450.00
 3001809858          9858         XXXXXX9858             680              INDX 2006-AR15 SETTLED 5/30/06         $285,180.99
 3001809874          9874         XXXXXX9874             680              INDX 2006-AR15 SETTLED 5/30/06         $144,000.00
 3001809916          9916         XXXXXX9916             680              INDX 2006-AR15 SETTLED 5/30/06         $200,000.00
 1005988702          8702         XXXXXX8702             659                 INDX 2006-AR2 02/28/2006            $537,423.35
 1006213860          3860         XXXXXX3860             659                 INDX 2006-AR2 02/28/2006               $0.00
 1006213969          3969         XXXXXX3969             659                 INDX 2006-AR2 02/28/2006            $504,656.52
 1006229916          9916         XXXXXX9916             659                 INDX 2006-AR2 02/28/2006            $324,307.99
 1006230104          0104         XXXXXX0104             659                 INDX 2006-AR2 02/28/2006            $503,378.73
 1006230245          0245         XXXXXX0245             659                 INDX 2006-AR2 02/28/2006            $336,048.77
 1006280026          0026         XXXXXX0026             659                 INDX 2006-AR2 02/28/2006            $572,131.17
 1006316358          6358         XXXXXX6358             659                 INDX 2006-AR2 02/28/2006            $992,220.63
 1006389439          9439         XXXXXX9439             659                 INDX 2006-AR2 02/28/2006               $0.00
 1006393795          3795         XXXXXX3795             659                 INDX 2006-AR2 02/28/2006            $337,251.89
 1006400863          0863         XXXXXX0863             659                 INDX 2006-AR2 02/28/2006            $368,607.72
 1006401812          1812         XXXXXX1812             659                 INDX 2006-AR2 02/28/2006            $168,007.46
 1006432353          2353         XXXXXX2353             659                 INDX 2006-AR2 02/28/2006           $1,137,948.88
 1006468860          8860         XXXXXX8860             659                 INDX 2006-AR2 02/28/2006            $123,308.76
 1006478422          8422         XXXXXX8422             659                 INDX 2006-AR2 02/28/2006               $0.00
 1006499675          9675         XXXXXX9675             659                 INDX 2006-AR2 02/28/2006            $316,790.05
 1006508301          8301         XXXXXX8301             659                 INDX 2006-AR2 02/28/2006            $309,872.60
 1006512204          2204         XXXXXX2204             659                 INDX 2006-AR2 02/28/2006            $208,025.19
 1006518698          8698         XXXXXX8698             659                 INDX 2006-AR2 02/28/2006            $279,570.73
 1006526824          6824         XXXXXX6824             659                 INDX 2006-AR2 02/28/2006            $255,341.44
 1006542672          2672         XXXXXX2672             659                 INDX 2006-AR2 02/28/2006            $633,020.93
 1006557381          7381         XXXXXX7381             659                 INDX 2006-AR2 02/28/2006            $475,387.04
 1006570673          0673         XXXXXX0673             659                 INDX 2006-AR2 02/28/2006            $567,898.71
 1006599490          9490         XXXXXX9490             659                 INDX 2006-AR2 02/28/2006            $272,149.25
 1006599755          9755         XXXXXX9755             659                 INDX 2006-AR2 02/28/2006           $1,024,087.32
 1006601445          1445         XXXXXX1445             659                 INDX 2006-AR2 02/28/2006            $307,964.49
 1006605883          5883         XXXXXX5883             659                 INDX 2006-AR2 02/28/2006            $276,833.67
 1006610701          0701         XXXXXX0701             659                 INDX 2006-AR2 02/28/2006            $282,050.30
 1006616450          6450         XXXXXX6450             659                 INDX 2006-AR2 02/28/2006            $321,613.74
 1006617318          7318         XXXXXX7318             659                 INDX 2006-AR2 02/28/2006            $638,064.07
 1006621591          1591         XXXXXX1591             659                 INDX 2006-AR2 02/28/2006            $203,330.04
 1006623902          3902         XXXXXX3902             659                 INDX 2006-AR2 02/28/2006            $177,936.88
 1006646408          6408         XXXXXX6408             659                 INDX 2006-AR2 02/28/2006            $261,754.80
 1006659278          9278         XXXXXX9278             659                 INDX 2006-AR2 02/28/2006            $222,818.37
 1006664922          4922         XXXXXX4922             659                 INDX 2006-AR2 02/28/2006            $296,257.96
 1006665697          5697         XXXXXX5697             659                 INDX 2006-AR2 02/28/2006            $541,185.14
 1006672107          2107         XXXXXX2107             659                 INDX 2006-AR2 02/28/2006            $400,332.91
 1006673501          3501         XXXXXX3501             659                 INDX 2006-AR2 02/28/2006            $262,842.64
 1006674400          4400         XXXXXX4400             659                 INDX 2006-AR2 02/28/2006               $0.00
 1006675399          5399         XXXXXX5399             659                 INDX 2006-AR2 02/28/2006               $0.00
 1006675571          5571         XXXXXX5571             659                 INDX 2006-AR2 02/28/2006            $308,386.48
 1006676512          6512         XXXXXX6512             659                 INDX 2006-AR2 02/28/2006            $231,629.07
 1006681884          1884         XXXXXX1884             659                 INDX 2006-AR2 02/28/2006            $121,316.52
 1006689630          9630         XXXXXX9630             659                 INDX 2006-AR2 02/28/2006            $395,088.04
 1006693483          3483         XXXXXX3483             659                 INDX 2006-AR2 02/28/2006            $290,407.95
 1006694747          4747         XXXXXX4747             659                 INDX 2006-AR2 02/28/2006            $132,357.56
 1006701724          1724         XXXXXX1724             659                 INDX 2006-AR2 02/28/2006            $345,614.61
 1006713620          3620         XXXXXX3620             659                 INDX 2006-AR2 02/28/2006            $165,887.46
 1006713901          3901         XXXXXX3901             659                 INDX 2006-AR2 02/28/2006            $224,735.58
 1006721938          1938         XXXXXX1938             659                 INDX 2006-AR2 02/28/2006            $203,316.05
 1006729469          9469         XXXXXX9469             659                 INDX 2006-AR2 02/28/2006            $367,147.19
 1006729584          9584         XXXXXX9584             659                 INDX 2006-AR2 02/28/2006            $494,039.37
 1006729600          9600         XXXXXX9600             659                 INDX 2006-AR2 02/28/2006            $358,534.18
 1006729725          9725         XXXXXX9725             659                 INDX 2006-AR2 02/28/2006            $259,695.68
 1006731010          1010         XXXXXX1010             659                 INDX 2006-AR2 02/28/2006            $255,224.25
 1006731358          1358         XXXXXX1358             659                 INDX 2006-AR2 02/28/2006            $559,957.72
 1006732208          2208         XXXXXX2208             659                 INDX 2006-AR2 02/28/2006            $132,713.12
 1006732653          2653         XXXXXX2653             659                 INDX 2006-AR2 02/28/2006            $185,385.02
 1006733644          3644         XXXXXX3644             659                 INDX 2006-AR2 02/28/2006            $422,174.19
 1006734642          4642         XXXXXX4642             659                 INDX 2006-AR2 02/28/2006            $164,623.83
 1006735904          5904         XXXXXX5904             659                 INDX 2006-AR2 02/28/2006            $123,219.69
 1006736407          6407         XXXXXX6407             659                 INDX 2006-AR2 02/28/2006            $197,262.05
 1006736464          6464         XXXXXX6464             659                 INDX 2006-AR2 02/28/2006            $239,012.65
 1006736498          6498         XXXXXX6498             659                 INDX 2006-AR2 02/28/2006            $243,499.71
 1006737975          7975         XXXXXX7975             659                 INDX 2006-AR2 02/28/2006            $197,757.50
 1006738908          8908         XXXXXX8908             659                 INDX 2006-AR2 02/28/2006            $327,146.73
 1006739104          9104         XXXXXX9104             659                 INDX 2006-AR2 02/28/2006            $164,727.00
 1006740094          0094         XXXXXX0094             659                 INDX 2006-AR2 02/28/2006               $0.00
 1006740482          0482         XXXXXX0482             659                 INDX 2006-AR2 02/28/2006            $235,647.33
 1006740565          0565         XXXXXX0565             659                 INDX 2006-AR2 02/28/2006            $402,667.84
 1006740631          0631         XXXXXX0631             659                 INDX 2006-AR2 02/28/2006            $318,815.43
 1006741910          1910         XXXXXX1910             659                 INDX 2006-AR2 02/28/2006            $244,165.05
 1006742058          2058         XXXXXX2058             659                 INDX 2006-AR2 02/28/2006            $451,087.57
 1006742942          2942         XXXXXX2942             659                 INDX 2006-AR2 02/28/2006            $377,522.82
 1006743189          3189         XXXXXX3189             659                 INDX 2006-AR2 02/28/2006            $112,991.68
 1006743544          3544         XXXXXX3544             659                 INDX 2006-AR2 02/28/2006            $186,262.21
 1006744203          4203         XXXXXX4203             659                 INDX 2006-AR2 02/28/2006            $325,155.77
 1006744963          4963         XXXXXX4963             659                 INDX 2006-AR2 02/28/2006            $236,952.51
 1006745101          5101         XXXXXX5101             659                 INDX 2006-AR2 02/28/2006            $533,020.12
 1006745176          5176         XXXXXX5176             659                 INDX 2006-AR2 02/28/2006            $232,262.88
 1006746588          6588         XXXXXX6588             659                 INDX 2006-AR2 02/28/2006            $181,224.07
 1006748717          8717         XXXXXX8717             659                 INDX 2006-AR2 02/28/2006            $227,664.91
 1006751349          1349         XXXXXX1349             659                 INDX 2006-AR2 02/28/2006             $69,115.93
 1006751448          1448         XXXXXX1448             659                 INDX 2006-AR2 02/28/2006            $354,983.65
 1006751554          1554         XXXXXX1554             659                 INDX 2006-AR2 02/28/2006            $445,794.90
 1006751620          1620         XXXXXX1620             659                 INDX 2006-AR2 02/28/2006            $647,515.18
 1006752909          2909         XXXXXX2909             659                 INDX 2006-AR2 02/28/2006            $245,138.04
 1006753220          3220         XXXXXX3220             659                 INDX 2006-AR2 02/28/2006            $463,567.17
 1006753675          3675         XXXXXX3675             659                 INDX 2006-AR2 02/28/2006            $230,654.07
 1006756660          6660         XXXXXX6660             659                 INDX 2006-AR2 02/28/2006            $156,372.33
 1006757213          7213         XXXXXX7213             659                 INDX 2006-AR2 02/28/2006            $223,668.77
 1006757353          7353         XXXXXX7353             659                 INDX 2006-AR2 02/28/2006             $64,835.15
 1006757510          7510         XXXXXX7510             659                 INDX 2006-AR2 02/28/2006            $326,976.07
 1006757825          7825         XXXXXX7825             659                 INDX 2006-AR2 02/28/2006            $510,520.53
 1006759342          9342         XXXXXX9342             659                 INDX 2006-AR2 02/28/2006            $350,215.58
 1006759805          9805         XXXXXX9805             659                 INDX 2006-AR2 02/28/2006            $404,119.93
 1006762353          2353         XXXXXX2353             659                 INDX 2006-AR2 02/28/2006            $617,499.73
 1006762908          2908         XXXXXX2908             659                 INDX 2006-AR2 02/28/2006            $405,869.38
 1006763807          3807         XXXXXX3807             659                 INDX 2006-AR2 02/28/2006            $233,796.20
 1006763989          3989         XXXXXX3989             659                 INDX 2006-AR2 02/28/2006            $196,409.04
 1006764854          4854         XXXXXX4854             659                 INDX 2006-AR2 02/28/2006            $334,538.08
 1006765810          5810         XXXXXX5810             659                 INDX 2006-AR2 02/28/2006            $216,055.92
 1006766727          6727         XXXXXX6727             659                 INDX 2006-AR2 02/28/2006            $118,217.99
 1006769937          9937         XXXXXX9937             659                 INDX 2006-AR2 02/28/2006            $430,433.30
 1006770109          0109         XXXXXX0109             659                 INDX 2006-AR2 02/28/2006             $94,458.38
 1006770141          0141         XXXXXX0141             659                 INDX 2006-AR2 02/28/2006            $205,526.49
 1006771396          1396         XXXXXX1396             659                 INDX 2006-AR2 02/28/2006            $116,514.60
 1006771412          1412         XXXXXX1412             659                 INDX 2006-AR2 02/28/2006            $330,333.17
 1006771917          1917         XXXXXX1917             659                 INDX 2006-AR2 02/28/2006            $227,351.06
 1006772451          2451         XXXXXX2451             659                 INDX 2006-AR2 02/28/2006            $190,697.44
 1006774762          4762         XXXXXX4762             659                 INDX 2006-AR2 02/28/2006             $89,058.98
 1006775280          5280         XXXXXX5280             659                 INDX 2006-AR2 02/28/2006               $0.00
 1006776742          6742         XXXXXX6742             659                 INDX 2006-AR2 02/28/2006            $427,420.80
 1006777096          7096         XXXXXX7096             659                 INDX 2006-AR2 02/28/2006             $64,650.85
 1006777161          7161         XXXXXX7161             659                 INDX 2006-AR2 02/28/2006            $315,152.22
 1006777567          7567         XXXXXX7567             659                 INDX 2006-AR2 02/28/2006            $212,620.44
 1006778185          8185         XXXXXX8185             659                 INDX 2006-AR2 02/28/2006               $0.00
 1006778748          8748         XXXXXX8748             659                 INDX 2006-AR2 02/28/2006            $211,390.80
 1006779647          9647         XXXXXX9647             659                 INDX 2006-AR2 02/28/2006            $305,832.44
 1006780124          0124         XXXXXX0124             659                 INDX 2006-AR2 02/28/2006            $285,341.43
 1006781080          1080         XXXXXX1080             659                 INDX 2006-AR2 02/28/2006            $234,696.34
 1006783011          3011         XXXXXX3011             659                 INDX 2006-AR2 02/28/2006               $0.00
 1006788747          8747         XXXXXX8747             659                 INDX 2006-AR2 02/28/2006            $342,949.22
 1006789000          9000         XXXXXX9000             659                 INDX 2006-AR2 02/28/2006               $0.00
 1006789109          9109         XXXXXX9109             659                 INDX 2006-AR2 02/28/2006            $243,052.23
 1006789547          9547         XXXXXX9547             659                 INDX 2006-AR2 02/28/2006            $168,938.33
 1006790024          0024         XXXXXX0024             659                 INDX 2006-AR2 02/28/2006            $440,082.03
 1006790081          0081         XXXXXX0081             659                 INDX 2006-AR2 02/28/2006           $1,099,811.82
 1006790099          0099         XXXXXX0099             659                 INDX 2006-AR2 02/28/2006            $449,887.55
 1006790164          0164         XXXXXX0164             659                 INDX 2006-AR2 02/28/2006            $508,798.94
 1006790206          0206         XXXXXX0206             659                 INDX 2006-AR2 02/28/2006            $431,504.89
 1006790230          0230         XXXXXX0230             659                 INDX 2006-AR2 02/28/2006             $59,309.74
 1006790248          0248         XXXXXX0248             659                 INDX 2006-AR2 02/28/2006            $246,390.93
 1006790503          0503         XXXXXX0503             659                 INDX 2006-AR2 02/28/2006           $1,392,141.42
 1006791394          1394         XXXXXX1394             659                 INDX 2006-AR2 02/28/2006            $117,320.85
 1006792459          2459         XXXXXX2459             659                 INDX 2006-AR2 02/28/2006            $213,753.49
 1006794000          4000         XXXXXX4000             659                 INDX 2006-AR2 02/28/2006            $242,514.40
 1006794430          4430         XXXXXX4430             659                 INDX 2006-AR2 02/28/2006            $116,456.99
 1006795320          5320         XXXXXX5320             659                 INDX 2006-AR2 02/28/2006            $255,107.21
 1006796575          6575         XXXXXX6575             659                 INDX 2006-AR2 02/28/2006            $212,696.95
 1006801888          1888         XXXXXX1888             659                 INDX 2006-AR2 02/28/2006             $90,953.63
 1006805558          5558         XXXXXX5558             659                 INDX 2006-AR2 02/28/2006            $206,532.62
 1006806580          6580         XXXXXX6580             659                 INDX 2006-AR2 02/28/2006            $666,205.72
 1006806721          6721         XXXXXX6721             659                 INDX 2006-AR2 02/28/2006            $204,744.01
 1006806838          6838         XXXXXX6838             659                 INDX 2006-AR2 02/28/2006            $145,257.06
 1006807166          7166         XXXXXX7166             659                 INDX 2006-AR2 02/28/2006            $275,672.15
 1006807653          7653         XXXXXX7653             659                 INDX 2006-AR2 02/28/2006             $63,328.24
 1006807851          7851         XXXXXX7851             659                 INDX 2006-AR2 02/28/2006            $375,301.36
 1006807943          7943         XXXXXX7943             659                 INDX 2006-AR2 02/28/2006            $317,913.52
 1006808784          8784         XXXXXX8784             659                 INDX 2006-AR2 02/28/2006            $153,943.78
 1006808941          8941         XXXXXX8941             659                 INDX 2006-AR2 02/28/2006            $280,342.88
 1006808982          8982         XXXXXX8982             659                 INDX 2006-AR2 02/28/2006           $1,128,482.77
 1006809303          9303         XXXXXX9303             659                 INDX 2006-AR2 02/28/2006            $147,844.91
 1006809907          9907         XXXXXX9907             659                 INDX 2006-AR2 02/28/2006            $317,903.74
 1006811259          1259         XXXXXX1259             659                 INDX 2006-AR2 02/28/2006            $254,940.20
 1006813057          3057         XXXXXX3057             659                 INDX 2006-AR2 02/28/2006            $400,555.64
 1006813297          3297         XXXXXX3297             659                 INDX 2006-AR2 02/28/2006            $341,012.40
 1006813354          3354         XXXXXX3354             659                 INDX 2006-AR2 02/28/2006            $278,341.61
 1006813388          3388         XXXXXX3388             659                 INDX 2006-AR2 02/28/2006            $249,110.32
 1006815094          5094         XXXXXX5094             659                 INDX 2006-AR2 02/28/2006            $450,059.99
 1006821084          1084         XXXXXX1084             659                 INDX 2006-AR2 02/28/2006            $167,024.12
 1006821241          1241         XXXXXX1241             659                 INDX 2006-AR2 02/28/2006            $313,509.74
 1006822041          2041         XXXXXX2041             659                 INDX 2006-AR2 02/28/2006            $211,313.74
 1006822579          2579         XXXXXX2579             659                 INDX 2006-AR2 02/28/2006            $241,440.91
 1006822959          2959         XXXXXX2959             659                 INDX 2006-AR2 02/28/2006             $98,403.73
 1006824500          4500         XXXXXX4500             659                 INDX 2006-AR2 02/28/2006            $275,526.07
 1006824534          4534         XXXXXX4534             659                 INDX 2006-AR2 02/28/2006            $497,045.06
 1006824625          4625         XXXXXX4625             659                 INDX 2006-AR2 02/28/2006            $720,450.28
 1006824690          4690         XXXXXX4690             659                 INDX 2006-AR2 02/28/2006               $0.00
 1006824757          4757         XXXXXX4757             659                 INDX 2006-AR2 02/28/2006            $343,468.58
 1006824807          4807         XXXXXX4807             659                 INDX 2006-AR2 02/28/2006            $602,288.34
 1006824823          4823         XXXXXX4823             659                 INDX 2006-AR2 02/28/2006            $531,950.87
 1006824831          4831         XXXXXX4831             659                 INDX 2006-AR2 02/28/2006            $344,757.10
 1006825770          5770         XXXXXX5770             659                 INDX 2006-AR2 02/28/2006            $551,917.14
 1006825796          5796         XXXXXX5796             659                 INDX 2006-AR2 02/28/2006            $266,829.89
 1006827321          7321         XXXXXX7321             659                 INDX 2006-AR2 02/28/2006            $313,003.56
 1006829632          9632         XXXXXX9632             659                 INDX 2006-AR2 02/28/2006            $233,451.16
 1006830606          0606         XXXXXX0606             659                 INDX 2006-AR2 02/28/2006             $49,552.49
 1006831208          1208         XXXXXX1208             659                 INDX 2006-AR2 02/28/2006            $352,920.06
 1006831505          1505         XXXXXX1505             659                 INDX 2006-AR2 02/28/2006            $430,263.78
 1006832115          2115         XXXXXX2115             659                 INDX 2006-AR2 02/28/2006            $253,231.98
 1006832206          2206         XXXXXX2206             659                 INDX 2006-AR2 02/28/2006            $457,454.79
 1006832313          2313         XXXXXX2313             659                 INDX 2006-AR2 02/28/2006            $242,651.62
 1006832446          2446         XXXXXX2446             659                 INDX 2006-AR2 02/28/2006            $327,759.70
 1006832453          2453         XXXXXX2453             659                 INDX 2006-AR2 02/28/2006            $389,467.46
 1006832560          2560         XXXXXX2560             659                 INDX 2006-AR2 02/28/2006            $152,475.24
 1006832750          2750         XXXXXX2750             659                 INDX 2006-AR2 02/28/2006            $477,416.08
 1006832776          2776         XXXXXX2776             659                 INDX 2006-AR2 02/28/2006            $292,195.68
 1006832792          2792         XXXXXX2792             659                 INDX 2006-AR2 02/28/2006            $411,574.31
 1006832818          2818         XXXXXX2818             659                 INDX 2006-AR2 02/28/2006            $385,897.22
 1006832917          2917         XXXXXX2917             659                 INDX 2006-AR2 02/28/2006            $318,508.31
 1006832933          2933         XXXXXX2933             659                 INDX 2006-AR2 02/28/2006            $193,506.10
 1006833105          3105         XXXXXX3105             659                 INDX 2006-AR2 02/28/2006            $283,935.71
 1006833303          3303         XXXXXX3303             659                 INDX 2006-AR2 02/28/2006            $371,668.11
 1006833436          3436         XXXXXX3436             659                 INDX 2006-AR2 02/28/2006            $233,788.01
 1006833469          3469         XXXXXX3469             659                 INDX 2006-AR2 02/28/2006            $584,151.37
 1006833501          3501         XXXXXX3501             659                 INDX 2006-AR2 02/28/2006            $249,808.78
 1006833543          3543         XXXXXX3543             659                 INDX 2006-AR2 02/28/2006            $204,726.80
 1006833592          3592         XXXXXX3592             659                 INDX 2006-AR2 02/28/2006            $382,925.50
 1006833857          3857         XXXXXX3857             659                 INDX 2006-AR2 02/28/2006            $197,072.95
 1006833964          3964         XXXXXX3964             659                 INDX 2006-AR2 02/28/2006            $395,088.11
 1006834004          4004         XXXXXX4004             659                 INDX 2006-AR2 02/28/2006            $426,142.63
 1006834020          4020         XXXXXX4020             659                 INDX 2006-AR2 02/28/2006            $207,021.91
 1006834053          4053         XXXXXX4053             659                 INDX 2006-AR2 02/28/2006            $292,464.30
 1006834061          4061         XXXXXX4061             659                 INDX 2006-AR2 02/28/2006            $224,591.68
 1006834178          4178         XXXXXX4178             659                 INDX 2006-AR2 02/28/2006            $333,185.08
 1006834194          4194         XXXXXX4194             659                 INDX 2006-AR2 02/28/2006            $283,966.23
 1006834236          4236         XXXXXX4236             659                 INDX 2006-AR2 02/28/2006               $0.00
 1006834293          4293         XXXXXX4293             659                 INDX 2006-AR2 02/28/2006            $312,817.01
 1006834475          4475         XXXXXX4475             659                 INDX 2006-AR2 02/28/2006            $135,779.03
 1006834541          4541         XXXXXX4541             659                 INDX 2006-AR2 02/28/2006            $498,164.64
 1006834673          4673         XXXXXX4673             659                 INDX 2006-AR2 02/28/2006            $513,601.09
 1006834723          4723         XXXXXX4723             659                 INDX 2006-AR2 02/28/2006            $161,119.95
 1006834913          4913         XXXXXX4913             659                 INDX 2006-AR2 02/28/2006            $321,670.48
 1006835308          5308         XXXXXX5308             659                 INDX 2006-AR2 02/28/2006            $491,247.05
 1006835365          5365         XXXXXX5365             659                 INDX 2006-AR2 02/28/2006            $260,675.11
 1006835407          5407         XXXXXX5407             659                 INDX 2006-AR2 02/28/2006            $312,439.41
 1006835449          5449         XXXXXX5449             659                 INDX 2006-AR2 02/28/2006            $262,121.91
 1006835464          5464         XXXXXX5464             659                 INDX 2006-AR2 02/28/2006            $140,817.29
 1006835530          5530         XXXXXX5530             659                 INDX 2006-AR2 02/28/2006            $238,980.12
 1006835555          5555         XXXXXX5555             659                 INDX 2006-AR2 02/28/2006            $311,977.34
 1006835605          5605         XXXXXX5605             659                 INDX 2006-AR2 02/28/2006               $0.00
 1006835613          5613         XXXXXX5613             659                 INDX 2006-AR2 02/28/2006            $370,400.11
 1006835647          5647         XXXXXX5647             659                 INDX 2006-AR2 02/28/2006            $479,839.09
 1006835688          5688         XXXXXX5688             659                 INDX 2006-AR2 02/28/2006            $183,756.61
 1006835746          5746         XXXXXX5746             659                 INDX 2006-AR2 02/28/2006            $490,427.66
 1006835829          5829         XXXXXX5829             659                 INDX 2006-AR2 02/28/2006             $89,724.69
 1006835837          5837         XXXXXX5837             659                 INDX 2006-AR2 02/28/2006            $328,843.26
 1006835852          5852         XXXXXX5852             659                 INDX 2006-AR2 02/28/2006            $259,013.58
 1006835977          5977         XXXXXX5977             659                 INDX 2006-AR2 02/28/2006            $181,169.10
 1006836009          6009         XXXXXX6009             659                 INDX 2006-AR2 02/28/2006            $487,098.70
 1006836082          6082         XXXXXX6082             659                 INDX 2006-AR2 02/28/2006            $397,881.59
 1006836264          6264         XXXXXX6264             659                 INDX 2006-AR2 02/28/2006            $307,135.03
 1006836280          6280         XXXXXX6280             659                 INDX 2006-AR2 02/28/2006            $394,337.15
 1006836579          6579         XXXXXX6579             659                 INDX 2006-AR2 02/28/2006            $436,727.86
 1006836686          6686         XXXXXX6686             659                 INDX 2006-AR2 02/28/2006            $239,039.01
 1006836694          6694         XXXXXX6694             659                 INDX 2006-AR2 02/28/2006            $727,388.15
 1006837460          7460         XXXXXX7460             659                 INDX 2006-AR2 02/28/2006            $160,752.29
 1006837619          7619         XXXXXX7619             659                 INDX 2006-AR2 02/28/2006            $277,773.58
 1006837627          7627         XXXXXX7627             659                 INDX 2006-AR2 02/28/2006            $513,640.09
 1006838039          8039         XXXXXX8039             659                 INDX 2006-AR2 02/28/2006            $235,207.13
 1006838732          8732         XXXXXX8732             659                 INDX 2006-AR2 02/28/2006            $372,258.37
 1006838856          8856         XXXXXX8856             659                 INDX 2006-AR2 02/28/2006            $102,191.87
 1006839524          9524         XXXXXX9524             659                 INDX 2006-AR2 02/28/2006            $199,861.84
 1006840050          0050         XXXXXX0050             659                 INDX 2006-AR2 02/28/2006            $155,213.90
 1006840159          0159         XXXXXX0159             659                 INDX 2006-AR2 02/28/2006               $0.00
 1006840233          0233         XXXXXX0233             659                 INDX 2006-AR2 02/28/2006            $140,778.35
 1006840282          0282         XXXXXX0282             659                 INDX 2006-AR2 02/28/2006            $120,346.11
 1006840357          0357         XXXXXX0357             659                 INDX 2006-AR2 02/28/2006            $295,053.08
 1006840654          0654         XXXXXX0654             659                 INDX 2006-AR2 02/28/2006               $0.00
 1006840696          0696         XXXXXX0696             659                 INDX 2006-AR2 02/28/2006            $553,153.16
 1006840704          0704         XXXXXX0704             659                 INDX 2006-AR2 02/28/2006            $248,015.80
 1006840738          0738         XXXXXX0738             659                 INDX 2006-AR2 02/28/2006            $210,487.63
 1006840779          0779         XXXXXX0779             659                 INDX 2006-AR2 02/28/2006            $341,549.06
 1006840811          0811         XXXXXX0811             659                 INDX 2006-AR2 02/28/2006            $354,199.02
 1006840993          0993         XXXXXX0993             659                 INDX 2006-AR2 02/28/2006            $255,822.29
 1006841108          1108         XXXXXX1108             659                 INDX 2006-AR2 02/28/2006            $333,556.99
 1006841181          1181         XXXXXX1181             659                 INDX 2006-AR2 02/28/2006            $179,650.13
 1006841249          1249         XXXXXX1249             659                 INDX 2006-AR2 02/28/2006            $216,430.22
 1006841314          1314         XXXXXX1314             659                 INDX 2006-AR2 02/28/2006            $212,061.13
 1006841322          1322         XXXXXX1322             659                 INDX 2006-AR2 02/28/2006            $314,246.55
 1006841371          1371         XXXXXX1371             659                 INDX 2006-AR2 02/28/2006            $347,219.87
 1006841439          1439         XXXXXX1439             659                 INDX 2006-AR2 02/28/2006            $248,770.55
 1006841587          1587         XXXXXX1587             659                 INDX 2006-AR2 02/28/2006            $279,176.65
 1006841678          1678         XXXXXX1678             659                 INDX 2006-AR2 02/28/2006            $225,128.44
 1006841827          1827         XXXXXX1827             659                 INDX 2006-AR2 02/28/2006               $0.00
 1006841843          1843         XXXXXX1843             659                 INDX 2006-AR2 02/28/2006               $0.00
 1006841934          1934         XXXXXX1934             659                 INDX 2006-AR2 02/28/2006            $328,463.10
 1006842270          2270         XXXXXX2270             659                 INDX 2006-AR2 02/28/2006            $344,131.81
 1006842460          2460         XXXXXX2460             659                 INDX 2006-AR2 02/28/2006            $137,913.19
 1006842486          2486         XXXXXX2486             659                 INDX 2006-AR2 02/28/2006            $248,589.83
 1006842551          2551         XXXXXX2551             659                 INDX 2006-AR2 02/28/2006            $310,443.16
 1006842593          2593         XXXXXX2593             659                 INDX 2006-AR2 02/28/2006            $321,491.90
 1006842643          2643         XXXXXX2643             659                 INDX 2006-AR2 02/28/2006            $146,426.08
 1006842783          2783         XXXXXX2783             659                 INDX 2006-AR2 02/28/2006            $108,801.58
 1006842817          2817         XXXXXX2817             659                 INDX 2006-AR2 02/28/2006            $234,877.57
 1006842890          2890         XXXXXX2890             659                 INDX 2006-AR2 02/28/2006            $173,307.04
 1006842908          2908         XXXXXX2908             659                 INDX 2006-AR2 02/28/2006               $0.00
 1006842924          2924         XXXXXX2924             659                 INDX 2006-AR2 02/28/2006            $118,377.40
 1006843070          3070         XXXXXX3070             659                 INDX 2006-AR2 02/28/2006            $225,343.12
 1006843112          3112         XXXXXX3112             659                 INDX 2006-AR2 02/28/2006            $104,504.74
 1006843229          3229         XXXXXX3229             659                 INDX 2006-AR2 02/28/2006            $309,318.97
 1006843278          3278         XXXXXX3278             659                 INDX 2006-AR2 02/28/2006            $117,740.36
 1006843443          3443         XXXXXX3443             659                 INDX 2006-AR2 02/28/2006            $238,786.06
 1006843492          3492         XXXXXX3492             659                 INDX 2006-AR2 02/28/2006            $327,818.17
 1006843617          3617         XXXXXX3617             659                 INDX 2006-AR2 02/28/2006            $430,767.77
 1006843641          3641         XXXXXX3641             659                 INDX 2006-AR2 02/28/2006            $318,497.90
 1006843732          3732         XXXXXX3732             659                 INDX 2006-AR2 02/28/2006            $534,890.14
 1006843815          3815         XXXXXX3815             659                 INDX 2006-AR2 02/28/2006            $313,533.23
 1006843823          3823         XXXXXX3823             659                 INDX 2006-AR2 02/28/2006            $227,299.68
 1006843856          3856         XXXXXX3856             659                 INDX 2006-AR2 02/28/2006            $317,700.70
 1006843906          3906         XXXXXX3906             659                 INDX 2006-AR2 02/28/2006            $379,357.34
 1006844011          4011         XXXXXX4011             659                 INDX 2006-AR2 02/28/2006               $0.00
 1006844037          4037         XXXXXX4037             659                 INDX 2006-AR2 02/28/2006            $330,781.96
 1006844052          4052         XXXXXX4052             659                 INDX 2006-AR2 02/28/2006            $378,010.92
 1006844193          4193         XXXXXX4193             659                 INDX 2006-AR2 02/28/2006            $234,313.18
 1006844284          4284         XXXXXX4284             659                 INDX 2006-AR2 02/28/2006            $398,544.98
 1006844557          4557         XXXXXX4557             659                 INDX 2006-AR2 02/28/2006            $352,254.05
 1006844607          4607         XXXXXX4607             659                 INDX 2006-AR2 02/28/2006            $357,806.13
 1006844615          4615         XXXXXX4615             659                 INDX 2006-AR2 02/28/2006            $216,467.74
 1006844706          4706         XXXXXX4706             659                 INDX 2006-AR2 02/28/2006            $402,799.76
 1006844722          4722         XXXXXX4722             659                 INDX 2006-AR2 02/28/2006            $193,175.33
 1006844839          4839         XXXXXX4839             659                 INDX 2006-AR2 02/28/2006            $190,705.82
 1006844854          4854         XXXXXX4854             659                 INDX 2006-AR2 02/28/2006            $182,946.43
 1006845083          5083         XXXXXX5083             659                 INDX 2006-AR2 02/28/2006               $0.00
 1006845141          5141         XXXXXX5141             659                 INDX 2006-AR2 02/28/2006            $273,583.12
 1006845158          5158         XXXXXX5158             659                 INDX 2006-AR2 02/28/2006            $147,965.41
 1006845174          5174         XXXXXX5174             659                 INDX 2006-AR2 02/28/2006            $193,076.34
 1006845273          5273         XXXXXX5273             659                 INDX 2006-AR2 02/28/2006            $462,877.61
 1006845430          5430         XXXXXX5430             659                 INDX 2006-AR2 02/28/2006            $410,422.52
 1006845661          5661         XXXXXX5661             659                 INDX 2006-AR2 02/28/2006            $207,123.62
 1006845919          5919         XXXXXX5919             659                 INDX 2006-AR2 02/28/2006            $267,630.54
 1006846016          6016         XXXXXX6016             659                 INDX 2006-AR2 02/28/2006            $396,089.20
 1006846032          6032         XXXXXX6032             659                 INDX 2006-AR2 02/28/2006            $297,230.53
 1006846040          6040         XXXXXX6040             659                 INDX 2006-AR2 02/28/2006            $219,630.52
 1006846289          6289         XXXXXX6289             659                 INDX 2006-AR2 02/28/2006            $239,437.60
 1006846297          6297         XXXXXX6297             659                 INDX 2006-AR2 02/28/2006            $199,665.37
 1006846388          6388         XXXXXX6388             659                 INDX 2006-AR2 02/28/2006            $358,205.93
 1006846404          6404         XXXXXX6404             659                 INDX 2006-AR2 02/28/2006            $404,193.77
 1006846537          6537         XXXXXX6537             659                 INDX 2006-AR2 02/28/2006            $322,892.98
 1006846719          6719         XXXXXX6719             659                 INDX 2006-AR2 02/28/2006            $189,224.19
 1006846891          6891         XXXXXX6891             659                 INDX 2006-AR2 02/28/2006            $274,112.56
 1006847048          7048         XXXXXX7048             659                 INDX 2006-AR2 02/28/2006            $191,962.21
 1006847105          7105         XXXXXX7105             659                 INDX 2006-AR2 02/28/2006            $330,333.17
 1006847154          7154         XXXXXX7154             659                 INDX 2006-AR2 02/28/2006            $192,487.97
 1006847162          7162         XXXXXX7162             659                 INDX 2006-AR2 02/28/2006               $0.00
 1006847261          7261         XXXXXX7261             659                 INDX 2006-AR2 02/28/2006            $287,935.44
 1006847592          7592         XXXXXX7592             659                 INDX 2006-AR2 02/28/2006            $147,463.58
 1006847667          7667         XXXXXX7667             659                 INDX 2006-AR2 02/28/2006            $296,205.51
 1006847675          7675         XXXXXX7675             659                 INDX 2006-AR2 02/28/2006            $145,827.15
 1006847972          7972         XXXXXX7972             659                 INDX 2006-AR2 02/28/2006            $523,101.66
 1006848343          8343         XXXXXX8343             659                 INDX 2006-AR2 02/28/2006            $472,812.82
 1006848350          8350         XXXXXX8350             659                 INDX 2006-AR2 02/28/2006            $356,318.66
 1006850638          0638         XXXXXX0638             659                 INDX 2006-AR2 02/28/2006            $359,269.28
 1006850646          0646         XXXXXX0646             659                 INDX 2006-AR2 02/28/2006            $192,052.38
 1006850703          0703         XXXXXX0703             659                 INDX 2006-AR2 02/28/2006            $147,260.13
 1006850737          0737         XXXXXX0737             659                 INDX 2006-AR2 02/28/2006            $395,713.26
 1006850836          0836         XXXXXX0836             659                 INDX 2006-AR2 02/28/2006            $330,692.87
 1006850869          0869         XXXXXX0869             659                 INDX 2006-AR2 02/28/2006            $460,723.56
 1006850943          0943         XXXXXX0943             659                 INDX 2006-AR2 02/28/2006            $485,862.47
 1006850976          0976         XXXXXX0976             659                 INDX 2006-AR2 02/28/2006            $148,245.29
 1006851065          1065         XXXXXX1065             659                 INDX 2006-AR2 02/28/2006            $280,722.38
 1006851081          1081         XXXXXX1081             659                 INDX 2006-AR2 02/28/2006            $425,323.43
 1006851149          1149         XXXXXX1149             659                 INDX 2006-AR2 02/28/2006               $0.00
 1006851248          1248         XXXXXX1248             659                 INDX 2006-AR2 02/28/2006            $125,845.41
 1006851461          1461         XXXXXX1461             659                 INDX 2006-AR2 02/28/2006            $166,321.40
 1006851974          1974         XXXXXX1974             659                 INDX 2006-AR2 02/28/2006            $326,730.20
 1006852055          2055         XXXXXX2055             659                 INDX 2006-AR2 02/28/2006            $332,952.53
 1006852121          2121         XXXXXX2121             659                 INDX 2006-AR2 02/28/2006               $0.00
 1006852311          2311         XXXXXX2311             659                 INDX 2006-AR2 02/28/2006            $273,812.35
 1006852477          2477         XXXXXX2477             659                 INDX 2006-AR2 02/28/2006            $216,881.42
 1006852568          2568         XXXXXX2568             659                 INDX 2006-AR2 02/28/2006            $423,294.80
 1006852733          2733         XXXXXX2733             659                 INDX 2006-AR2 02/28/2006               $0.00
 1006852774          2774         XXXXXX2774             659                 INDX 2006-AR2 02/28/2006               $0.00
 1006852790          2790         XXXXXX2790             659                 INDX 2006-AR2 02/28/2006            $269,613.94
 1006852949          2949         XXXXXX2949             659                 INDX 2006-AR2 02/28/2006            $337,029.84
 1006853004          3004         XXXXXX3004             659                 INDX 2006-AR2 02/28/2006            $272,557.86
 1006853053          3053         XXXXXX3053             659                 INDX 2006-AR2 02/28/2006            $275,111.21
 1006853533          3533         XXXXXX3533             659                 INDX 2006-AR2 02/28/2006               $0.00
 1006853715          3715         XXXXXX3715             659                 INDX 2006-AR2 02/28/2006            $176,586.58
 1006853921          3921         XXXXXX3921             659                 INDX 2006-AR2 02/28/2006            $450,841.15
 1006854390          4390         XXXXXX4390             659                 INDX 2006-AR2 02/28/2006            $200,839.90
 1006854432          4432         XXXXXX4432             659                 INDX 2006-AR2 02/28/2006            $651,671.96
 1006854507          4507         XXXXXX4507             659                 INDX 2006-AR2 02/28/2006            $205,613.78
 1006854598          4598         XXXXXX4598             659                 INDX 2006-AR2 02/28/2006            $496,155.54
 1006854606          4606         XXXXXX4606             659                 INDX 2006-AR2 02/28/2006            $164,645.88
 1006854648          4648         XXXXXX4648             659                 INDX 2006-AR2 02/28/2006            $153,415.84
 1006854754          4754         XXXXXX4754             659                 INDX 2006-AR2 02/28/2006            $339,455.10
 1006854788          4788         XXXXXX4788             659                 INDX 2006-AR2 02/28/2006            $249,954.51
 1006854895          4895         XXXXXX4895             659                 INDX 2006-AR2 02/28/2006            $185,309.53
 1006854960          4960         XXXXXX4960             659                 INDX 2006-AR2 02/28/2006            $308,592.56
 1006855033          5033         XXXXXX5033             659                 INDX 2006-AR2 02/28/2006            $198,199.99
 1006855322          5322         XXXXXX5322             659                 INDX 2006-AR2 02/28/2006            $924,945.79
 1006855371          5371         XXXXXX5371             659                 INDX 2006-AR2 02/28/2006               $0.00
 1006856171          6171         XXXXXX6171             659                 INDX 2006-AR2 02/28/2006            $220,941.62
 1006856288          6288         XXXXXX6288             659                 INDX 2006-AR2 02/28/2006               $0.00
 1006856452          6452         XXXXXX6452             659                 INDX 2006-AR2 02/28/2006            $277,431.08
 1006856502          6502         XXXXXX6502             659                 INDX 2006-AR2 02/28/2006               $0.00
 1006856528          6528         XXXXXX6528             659                 INDX 2006-AR2 02/28/2006               $0.00
 1006856544          6544         XXXXXX6544             659                 INDX 2006-AR2 02/28/2006            $419,184.31
 1006856809          6809         XXXXXX6809             659                 INDX 2006-AR2 02/28/2006            $613,440.43
 1006856908          6908         XXXXXX6908             659                 INDX 2006-AR2 02/28/2006            $578,580.86
 1006857161          7161         XXXXXX7161             659                 INDX 2006-AR2 02/28/2006            $293,520.86
 1006857203          7203         XXXXXX7203             659                 INDX 2006-AR2 02/28/2006            $285,440.78
 1006857328          7328         XXXXXX7328             659                 INDX 2006-AR2 02/28/2006            $344,954.91
 1006857401          7401         XXXXXX7401             659                 INDX 2006-AR2 02/28/2006            $362,506.84
 1006857419          7419         XXXXXX7419             659                 INDX 2006-AR2 02/28/2006            $291,072.14
 1006857427          7427         XXXXXX7427             659                 INDX 2006-AR2 02/28/2006            $344,795.15
 1006857500          7500         XXXXXX7500             659                 INDX 2006-AR2 02/28/2006            $320,885.59
 1006857542          7542         XXXXXX7542             659                 INDX 2006-AR2 02/28/2006            $300,388.96
 1006857617          7617         XXXXXX7617             659                 INDX 2006-AR2 02/28/2006            $191,380.35
 1006857724          7724         XXXXXX7724             659                 INDX 2006-AR2 02/28/2006            $261,080.30
 1006857765          7765         XXXXXX7765             659                 INDX 2006-AR2 02/28/2006            $324,524.96
 1006857781          7781         XXXXXX7781             659                 INDX 2006-AR2 02/28/2006            $318,219.41
 1006858508          8508         XXXXXX8508             659                 INDX 2006-AR2 02/28/2006            $341,851.88
 1006858540          8540         XXXXXX8540             659                 INDX 2006-AR2 02/28/2006            $405,302.51
 1006858649          8649         XXXXXX8649             659                 INDX 2006-AR2 02/28/2006            $357,617.06
 1006858714          8714         XXXXXX8714             659                 INDX 2006-AR2 02/28/2006            $419,087.20
 1006858995          8995         XXXXXX8995             659                 INDX 2006-AR2 02/28/2006            $509,492.90
 1006859159          9159         XXXXXX9159             659                 INDX 2006-AR2 02/28/2006            $247,032.94
 1006859613          9613         XXXXXX9613             659                 INDX 2006-AR2 02/28/2006            $380,315.78
 1006859670          9670         XXXXXX9670             659                 INDX 2006-AR2 02/28/2006            $458,842.09
 1006859746          9746         XXXXXX9746             659                 INDX 2006-AR2 02/28/2006            $512,519.34
 1006859837          9837         XXXXXX9837             659                 INDX 2006-AR2 02/28/2006            $212,086.74
 1006859894          9894         XXXXXX9894             659                 INDX 2006-AR2 02/28/2006            $533,244.97
 1006859902          9902         XXXXXX9902             659                 INDX 2006-AR2 02/28/2006            $133,733.40
 1006860256          0256         XXXXXX0256             659                 INDX 2006-AR2 02/28/2006               $0.00
 1006860561          0561         XXXXXX0561             659                 INDX 2006-AR2 02/28/2006            $377,175.21
 1006860629          0629         XXXXXX0629             659                 INDX 2006-AR2 02/28/2006               $0.00
 1006860686          0686         XXXXXX0686             659                 INDX 2006-AR2 02/28/2006            $228,864.09
 1006860728          0728         XXXXXX0728             659                 INDX 2006-AR2 02/28/2006            $357,742.87
 1006860827          0827         XXXXXX0827             659                 INDX 2006-AR2 02/28/2006            $264,226.00
 1006860926          0926         XXXXXX0926             659                 INDX 2006-AR2 02/28/2006               $0.00
 1006860967          0967         XXXXXX0967             659                 INDX 2006-AR2 02/28/2006            $201,939.81
 1006861064          1064         XXXXXX1064             659                 INDX 2006-AR2 02/28/2006            $185,374.12
 1006861163          1163         XXXXXX1163             659                 INDX 2006-AR2 02/28/2006            $313,957.72
 1006861221          1221         XXXXXX1221             659                 INDX 2006-AR2 02/28/2006            $227,601.70
 1006861379          1379         XXXXXX1379             659                 INDX 2006-AR2 02/28/2006            $174,842.06
 1006861494          1494         XXXXXX1494             659                 INDX 2006-AR2 02/28/2006               $0.00
 1006861569          1569         XXXXXX1569             659                 INDX 2006-AR2 02/28/2006            $215,957.82
 1006861619          1619         XXXXXX1619             659                 INDX 2006-AR2 02/28/2006            $257,162.95
 1006861908          1908         XXXXXX1908             659                 INDX 2006-AR2 02/28/2006            $445,054.41
 1006861932          1932         XXXXXX1932             659                 INDX 2006-AR2 02/28/2006               $0.00
 1006862187          2187         XXXXXX2187             659                 INDX 2006-AR2 02/28/2006            $509,707.12
 1006862260          2260         XXXXXX2260             659                 INDX 2006-AR2 02/28/2006             $60,535.00
 1006862294          2294         XXXXXX2294             659                 INDX 2006-AR2 02/28/2006            $213,215.44
 1006862344          2344         XXXXXX2344             659                 INDX 2006-AR2 02/28/2006            $237,033.57
 1006862450          2450         XXXXXX2450             659                 INDX 2006-AR2 02/28/2006            $457,706.94
 1006862476          2476         XXXXXX2476             659                 INDX 2006-AR2 02/28/2006            $228,332.46
 1006862500          2500         XXXXXX2500             659                 INDX 2006-AR2 02/28/2006            $112,433.06
 1006862716          2716         XXXXXX2716             659                 INDX 2006-AR2 02/28/2006            $288,233.53
 1006862724          2724         XXXXXX2724             659                 INDX 2006-AR2 02/28/2006            $184,332.02
 1006862922          2922         XXXXXX2922             659                 INDX 2006-AR2 02/28/2006            $411,381.12
 1006863045          3045         XXXXXX3045             659                 INDX 2006-AR2 02/28/2006            $286,185.77
 1006863086          3086         XXXXXX3086             659                 INDX 2006-AR2 02/28/2006            $370,146.81
 1006863094          3094         XXXXXX3094             659                 INDX 2006-AR2 02/28/2006            $443,103.55
 1006863151          3151         XXXXXX3151             659                 INDX 2006-AR2 02/28/2006            $328,586.90
 1006863243          3243         XXXXXX3243             659                 INDX 2006-AR2 02/28/2006            $384,062.96
 1006863250          3250         XXXXXX3250             659                 INDX 2006-AR2 02/28/2006            $275,737.85
 1006863367          3367         XXXXXX3367             659                 INDX 2006-AR2 02/28/2006            $355,804.11
 1006863383          3383         XXXXXX3383             659                 INDX 2006-AR2 02/28/2006               $0.00
 1006863409          3409         XXXXXX3409             659                 INDX 2006-AR2 02/28/2006            $122,465.41
 1006863565          3565         XXXXXX3565             659                 INDX 2006-AR2 02/28/2006            $383,774.56
 1006864217          4217         XXXXXX4217             659                 INDX 2006-AR2 02/28/2006            $284,654.95
 1006866014          6014         XXXXXX6014             659                 INDX 2006-AR2 02/28/2006             $99,131.14
 1006866097          6097         XXXXXX6097             659                 INDX 2006-AR2 02/28/2006            $510,152.01
 1006866253          6253         XXXXXX6253             659                 INDX 2006-AR2 02/28/2006            $170,463.63
 1006866402          6402         XXXXXX6402             659                 INDX 2006-AR2 02/28/2006            $168,542.94
 1006866451          6451         XXXXXX6451             659                 INDX 2006-AR2 02/28/2006            $118,595.18
 1006866477          6477         XXXXXX6477             659                 INDX 2006-AR2 02/28/2006            $358,726.49
 1006866527          6527         XXXXXX6527             659                 INDX 2006-AR2 02/28/2006            $500,291.44
 1006867152          7152         XXXXXX7152             659                 INDX 2006-AR2 02/28/2006            $428,289.79
 1006867178          7178         XXXXXX7178             659                 INDX 2006-AR2 02/28/2006            $211,383.08
 1006867624          7624         XXXXXX7624             659                 INDX 2006-AR2 02/28/2006            $453,154.58
 1006867632          7632         XXXXXX7632             659                 INDX 2006-AR2 02/28/2006            $456,402.17
 1006867665          7665         XXXXXX7665             659                 INDX 2006-AR2 02/28/2006            $410,159.92
 1006867673          7673         XXXXXX7673             659                 INDX 2006-AR2 02/28/2006            $285,804.38
 1006867681          7681         XXXXXX7681             659                 INDX 2006-AR2 02/28/2006            $516,398.19
 1006867699          7699         XXXXXX7699             659                 INDX 2006-AR2 02/28/2006            $241,579.36
 1006867715          7715         XXXXXX7715             659                 INDX 2006-AR2 02/28/2006            $215,168.59
 1006867731          7731         XXXXXX7731             659                 INDX 2006-AR2 02/28/2006            $513,507.19
 1006867830          7830         XXXXXX7830             659                 INDX 2006-AR2 02/28/2006            $234,696.34
 1006867947          7947         XXXXXX7947             659                 INDX 2006-AR2 02/28/2006            $250,531.73
 1006867970          7970         XXXXXX7970             659                 INDX 2006-AR2 02/28/2006            $189,108.04
 1006868168          8168         XXXXXX8168             659                 INDX 2006-AR2 02/28/2006            $231,803.47
 1006868226          8226         XXXXXX8226             659                 INDX 2006-AR2 02/28/2006            $293,009.66
 1006868259          8259         XXXXXX8259             659                 INDX 2006-AR2 02/28/2006            $232,947.28
 1006868341          8341         XXXXXX8341             659                 INDX 2006-AR2 02/28/2006            $405,573.05
 1006868382          8382         XXXXXX8382             659                 INDX 2006-AR2 02/28/2006            $277,695.60
 1006868465          8465         XXXXXX8465             659                 INDX 2006-AR2 02/28/2006            $467,685.60
 1006868804          8804         XXXXXX8804             659                 INDX 2006-AR2 02/28/2006            $267,185.23
 1006869190          9190         XXXXXX9190             659                 INDX 2006-AR2 02/28/2006            $288,223.58
 1006869281          9281         XXXXXX9281             659                 INDX 2006-AR2 02/28/2006            $138,078.93
 1006869364          9364         XXXXXX9364             659                 INDX 2006-AR2 02/28/2006            $457,579.26
 1006869562          9562         XXXXXX9562             659                 INDX 2006-AR2 02/28/2006            $447,811.53
 1006869596          9596         XXXXXX9596             659                 INDX 2006-AR2 02/28/2006            $333,975.54
 1006869695          9695         XXXXXX9695             659                 INDX 2006-AR2 02/28/2006            $481,027.55
 1006869760          9760         XXXXXX9760             659                 INDX 2006-AR2 02/28/2006               $0.00
 1006869919          9919         XXXXXX9919             659                 INDX 2006-AR2 02/28/2006               $0.00
 1006870065          0065         XXXXXX0065             659                 INDX 2006-AR2 02/28/2006            $373,563.68
 1006870115          0115         XXXXXX0115             659                 INDX 2006-AR2 02/28/2006            $308,290.54
 1006870156          0156         XXXXXX0156             659                 INDX 2006-AR2 02/28/2006            $226,069.29
 1006870255          0255         XXXXXX0255             659                 INDX 2006-AR2 02/28/2006            $180,863.84
 1006870321          0321         XXXXXX0321             659                 INDX 2006-AR2 02/28/2006            $356,371.48
 1006870388          0388         XXXXXX0388             659                 INDX 2006-AR2 02/28/2006            $331,509.37
 1006870420          0420         XXXXXX0420             659                 INDX 2006-AR2 02/28/2006            $299,223.89
 1006870453          0453         XXXXXX0453             659                 INDX 2006-AR2 02/28/2006            $337,660.96
 1006871519          1519         XXXXXX1519             659                 INDX 2006-AR2 02/28/2006            $612,744.04
 1006872798          2798         XXXXXX2798             659                 INDX 2006-AR2 02/28/2006            $323,170.96
 1006872848          2848         XXXXXX2848             659                 INDX 2006-AR2 02/28/2006            $102,398.14
 1006872962          2962         XXXXXX2962             659                 INDX 2006-AR2 02/28/2006            $386,313.58
 1006873077          3077         XXXXXX3077             659                 INDX 2006-AR2 02/28/2006            $128,920.04
 1006873101          3101         XXXXXX3101             659                 INDX 2006-AR2 02/28/2006            $146,704.44
 1006873325          3325         XXXXXX3325             659                 INDX 2006-AR2 02/28/2006            $139,508.31
 1006873788          3788         XXXXXX3788             659                 INDX 2006-AR2 02/28/2006            $463,317.48
 1006873903          3903         XXXXXX3903             659                 INDX 2006-AR2 02/28/2006            $250,576.20
 1006874067          4067         XXXXXX4067             659                 INDX 2006-AR2 02/28/2006            $171,216.66
 1006874174          4174         XXXXXX4174             659                 INDX 2006-AR2 02/28/2006            $307,368.63
 1006874307          4307         XXXXXX4307             659                 INDX 2006-AR2 02/28/2006            $234,302.16
 1006874455          4455         XXXXXX4455             659                 INDX 2006-AR2 02/28/2006            $267,636.16
 1006874646          4646         XXXXXX4646             659                 INDX 2006-AR2 02/28/2006            $198,179.52
 1006874760          4760         XXXXXX4760             659                 INDX 2006-AR2 02/28/2006            $309,665.90
 1006874877          4877         XXXXXX4877             659                 INDX 2006-AR2 02/28/2006            $348,667.39
 1006875213          5213         XXXXXX5213             659                 INDX 2006-AR2 02/28/2006            $232,346.58
 1006875221          5221         XXXXXX5221             659                 INDX 2006-AR2 02/28/2006            $286,259.69
 1006875544          5544         XXXXXX5544             659                 INDX 2006-AR2 02/28/2006            $184,597.39
 1006875817          5817         XXXXXX5817             659                 INDX 2006-AR2 02/28/2006            $216,638.93
 1006875882          5882         XXXXXX5882             659                 INDX 2006-AR2 02/28/2006            $127,340.89
 1006875890          5890         XXXXXX5890             659                 INDX 2006-AR2 02/28/2006            $769,319.10
 1006876534          6534         XXXXXX6534             659                 INDX 2006-AR2 02/28/2006            $363,154.63
 1006876583          6583         XXXXXX6583             659                 INDX 2006-AR2 02/28/2006            $332,306.70
 1006876765          6765         XXXXXX6765             659                 INDX 2006-AR2 02/28/2006            $453,495.49
 1006876914          6914         XXXXXX6914             659                 INDX 2006-AR2 02/28/2006            $887,150.38
 1006876922          6922         XXXXXX6922             659                 INDX 2006-AR2 02/28/2006            $245,085.09
 1006876963          6963         XXXXXX6963             659                 INDX 2006-AR2 02/28/2006            $215,873.04
 1006877011          7011         XXXXXX7011             659                 INDX 2006-AR2 02/28/2006            $295,862.64
 1006877045          7045         XXXXXX7045             659                 INDX 2006-AR2 02/28/2006            $227,490.06
 1006877342          7342         XXXXXX7342             659                 INDX 2006-AR2 02/28/2006            $253,425.05
 1006877417          7417         XXXXXX7417             659                 INDX 2006-AR2 02/28/2006            $330,388.39
 1006877441          7441         XXXXXX7441             659                 INDX 2006-AR2 02/28/2006            $267,095.57
 1006877573          7573         XXXXXX7573             659                 INDX 2006-AR2 02/28/2006            $515,788.39
 1006877607          7607         XXXXXX7607             659                 INDX 2006-AR2 02/28/2006               $0.00
 1006877615          7615         XXXXXX7615             659                 INDX 2006-AR2 02/28/2006            $517,741.00
 1006877854          7854         XXXXXX7854             659                 INDX 2006-AR2 02/28/2006            $284,698.51
 1006878159          8159         XXXXXX8159             659                 INDX 2006-AR2 02/28/2006            $311,154.21
 1006878241          8241         XXXXXX8241             659                 INDX 2006-AR2 02/28/2006            $208,871.29
 1006878316          8316         XXXXXX8316             659                 INDX 2006-AR2 02/28/2006               $0.00
 1006878423          8423         XXXXXX8423             659                 INDX 2006-AR2 02/28/2006            $526,202.55
 1006878696          8696         XXXXXX8696             659                 INDX 2006-AR2 02/28/2006            $413,692.56
 1006878837          8837         XXXXXX8837             659                 INDX 2006-AR2 02/28/2006            $346,792.91
 1006878910          8910         XXXXXX8910             659                 INDX 2006-AR2 02/28/2006            $207,920.15
 1006878936          8936         XXXXXX8936             659                 INDX 2006-AR2 02/28/2006            $564,687.02
 1006878977          8977         XXXXXX8977             659                 INDX 2006-AR2 02/28/2006            $218,860.22
 1006879223          9223         XXXXXX9223             659                 INDX 2006-AR2 02/28/2006            $416,513.93
 1006879249          9249         XXXXXX9249             659                 INDX 2006-AR2 02/28/2006            $162,949.03
 1006879397          9397         XXXXXX9397             659                 INDX 2006-AR2 02/28/2006            $322,693.32
 1006879538          9538         XXXXXX9538             659                 INDX 2006-AR2 02/28/2006            $268,420.27
 1006879553          9553         XXXXXX9553             659                 INDX 2006-AR2 02/28/2006            $214,141.00
 1006879728          9728         XXXXXX9728             659                 INDX 2006-AR2 02/28/2006            $198,883.45
 1006880015          0015         XXXXXX0015             659                 INDX 2006-AR2 02/28/2006            $237,310.46
 1006880049          0049         XXXXXX0049             659                 INDX 2006-AR2 02/28/2006            $920,464.71
 1006880379          0379         XXXXXX0379             659                 INDX 2006-AR2 02/28/2006            $299,149.75
 1006880841          0841         XXXXXX0841             659                 INDX 2006-AR2 02/28/2006            $349,070.64
 1006881096          1096         XXXXXX1096             659                 INDX 2006-AR2 02/28/2006            $332,516.66
 1006881138          1138         XXXXXX1138             659                 INDX 2006-AR2 02/28/2006            $202,101.73
 1006881211          1211         XXXXXX1211             659                 INDX 2006-AR2 02/28/2006            $400,772.66
 1006881237          1237         XXXXXX1237             659                 INDX 2006-AR2 02/28/2006            $403,626.40
 1006881245          1245         XXXXXX1245             659                 INDX 2006-AR2 02/28/2006            $263,179.23
 1006881286          1286         XXXXXX1286             659                 INDX 2006-AR2 02/28/2006            $401,042.39
 1006881864          1864         XXXXXX1864             659                 INDX 2006-AR2 02/28/2006            $512,450.41
 1006881872          1872         XXXXXX1872             659                 INDX 2006-AR2 02/28/2006            $283,397.96
 1006881914          1914         XXXXXX1914             659                 INDX 2006-AR2 02/28/2006            $350,251.93
 1006881963          1963         XXXXXX1963             659                 INDX 2006-AR2 02/28/2006            $144,373.76
 1006882003          2003         XXXXXX2003             659                 INDX 2006-AR2 02/28/2006            $279,002.97
 1006882342          2342         XXXXXX2342             659                 INDX 2006-AR2 02/28/2006               $0.00
 1006882532          2532         XXXXXX2532             659                 INDX 2006-AR2 02/28/2006            $476,019.25
 1006882888          2888         XXXXXX2888             659                 INDX 2006-AR2 02/28/2006            $235,101.35
 1006882904          2904         XXXXXX2904             659                 INDX 2006-AR2 02/28/2006            $314,670.64
 1006882979          2979         XXXXXX2979             659                 INDX 2006-AR2 02/28/2006            $157,991.06
 1006883019          3019         XXXXXX3019             659                 INDX 2006-AR2 02/28/2006            $325,395.77
 1006883027          3027         XXXXXX3027             659                 INDX 2006-AR2 02/28/2006            $230,125.95
 1006883035          3035         XXXXXX3035             659                 INDX 2006-AR2 02/28/2006            $182,286.77
 1006883100          3100         XXXXXX3100             659                 INDX 2006-AR2 02/28/2006            $986,534.60
 1006883159          3159         XXXXXX3159             659                 INDX 2006-AR2 02/28/2006            $525,444.24
 1006883829          3829         XXXXXX3829             659                 INDX 2006-AR2 02/28/2006            $337,531.81
 1006883837          3837         XXXXXX3837             659                 INDX 2006-AR2 02/28/2006            $278,557.86
 1006886863          6863         XXXXXX6863             659                 INDX 2006-AR2 02/28/2006            $438,282.40
 1006886889          6889         XXXXXX6889             659                 INDX 2006-AR2 02/28/2006            $528,663.19
 1006887002          7002         XXXXXX7002             659                 INDX 2006-AR2 02/28/2006            $299,665.07
 1006887143          7143         XXXXXX7143             659                 INDX 2006-AR2 02/28/2006            $345,879.10
 1006887226          7226         XXXXXX7226             659                 INDX 2006-AR2 02/28/2006            $349,465.57
 1006887333          7333         XXXXXX7333             659                 INDX 2006-AR2 02/28/2006            $235,979.16
 1006887424          7424         XXXXXX7424             659                 INDX 2006-AR2 02/28/2006            $193,881.69
 1006887465          7465         XXXXXX7465             659                 INDX 2006-AR2 02/28/2006            $322,238.18
 1006887606          7606         XXXXXX7606             659                 INDX 2006-AR2 02/28/2006            $396,394.79
 1006887614          7614         XXXXXX7614             659                 INDX 2006-AR2 02/28/2006            $457,185.42
 1006887754          7754         XXXXXX7754             659                 INDX 2006-AR2 02/28/2006            $150,922.46
 1006887788          7788         XXXXXX7788             659                 INDX 2006-AR2 02/28/2006            $246,113.11
 1006887812          7812         XXXXXX7812             659                 INDX 2006-AR2 02/28/2006            $180,612.42
 1006887879          7879         XXXXXX7879             659                 INDX 2006-AR2 02/28/2006            $222,672.56
 1006887960          7960         XXXXXX7960             659                 INDX 2006-AR2 02/28/2006            $183,626.67
 1006888091          8091         XXXXXX8091             659                 INDX 2006-AR2 02/28/2006            $276,726.86
 1006888117          8117         XXXXXX8117             659                 INDX 2006-AR2 02/28/2006            $112,281.93
 1006888141          8141         XXXXXX8141             659                 INDX 2006-AR2 02/28/2006            $340,909.37
 1006888182          8182         XXXXXX8182             659                 INDX 2006-AR2 02/28/2006            $177,313.16
 1006888190          8190         XXXXXX8190             659                 INDX 2006-AR2 02/28/2006            $343,317.32
 1006888356          8356         XXXXXX8356             659                 INDX 2006-AR2 02/28/2006            $401,979.54
 1006888364          8364         XXXXXX8364             659                 INDX 2006-AR2 02/28/2006            $332,026.17
 1006888505          8505         XXXXXX8505             659                 INDX 2006-AR2 02/28/2006            $209,636.64
 1006888513          8513         XXXXXX8513             659                 INDX 2006-AR2 02/28/2006            $389,176.38
 1006888521          8521         XXXXXX8521             659                 INDX 2006-AR2 02/28/2006            $236,494.63
 1006888695          8695         XXXXXX8695             659                 INDX 2006-AR2 02/28/2006            $120,027.29
 1006888844          8844         XXXXXX8844             659                 INDX 2006-AR2 02/28/2006            $174,577.70
 1006888950          8950         XXXXXX8950             659                 INDX 2006-AR2 02/28/2006            $240,757.37
 1006889396          9396         XXXXXX9396             659                 INDX 2006-AR2 02/28/2006            $358,249.15
 1006889446          9446         XXXXXX9446             659                 INDX 2006-AR2 02/28/2006            $263,702.20
 1006889453          9453         XXXXXX9453             659                 INDX 2006-AR2 02/28/2006            $264,959.58
 1006889461          9461         XXXXXX9461             659                 INDX 2006-AR2 02/28/2006            $243,549.17
 1006889487          9487         XXXXXX9487             659                 INDX 2006-AR2 02/28/2006            $312,135.26
 1006889529          9529         XXXXXX9529             659                 INDX 2006-AR2 02/28/2006               $0.00
 1006889578          9578         XXXXXX9578             659                 INDX 2006-AR2 02/28/2006            $750,568.25
 1006889610          9610         XXXXXX9610             659                 INDX 2006-AR2 02/28/2006            $286,011.56
 1006889859          9859         XXXXXX9859             659                 INDX 2006-AR2 02/28/2006            $957,315.20
 1006889941          9941         XXXXXX9941             659                 INDX 2006-AR2 02/28/2006            $195,591.50
 1006889958          9958         XXXXXX9958             659                 INDX 2006-AR2 02/28/2006            $124,301.59
 1006889966          9966         XXXXXX9966             659                 INDX 2006-AR2 02/28/2006            $326,572.82
 1006889982          9982         XXXXXX9982             659                 INDX 2006-AR2 02/28/2006            $293,536.83
 1006890261          0261         XXXXXX0261             659                 INDX 2006-AR2 02/28/2006            $170,082.24
 1006890303          0303         XXXXXX0303             659                 INDX 2006-AR2 02/28/2006            $707,105.16
 1006890360          0360         XXXXXX0360             659                 INDX 2006-AR2 02/28/2006            $249,799.63
 1006890410          0410         XXXXXX0410             659                 INDX 2006-AR2 02/28/2006            $615,079.97
 1006890451          0451         XXXXXX0451             659                 INDX 2006-AR2 02/28/2006            $297,317.12
 1006890469          0469         XXXXXX0469             659                 INDX 2006-AR2 02/28/2006            $634,513.51
 1006890535          0535         XXXXXX0535             659                 INDX 2006-AR2 02/28/2006            $404,079.16
 1006890576          0576         XXXXXX0576             659                 INDX 2006-AR2 02/28/2006            $247,778.70
 1006890592          0592         XXXXXX0592             659                 INDX 2006-AR2 02/28/2006            $335,885.12
 1006890626          0626         XXXXXX0626             659                 INDX 2006-AR2 02/28/2006            $153,860.36
 1006890741          0741         XXXXXX0741             659                 INDX 2006-AR2 02/28/2006            $106,194.00
 1006891053          1053         XXXXXX1053             659                 INDX 2006-AR2 02/28/2006            $277,492.19
 1006891061          1061         XXXXXX1061             659                 INDX 2006-AR2 02/28/2006            $303,857.97
 1006891087          1087         XXXXXX1087             659                 INDX 2006-AR2 02/28/2006            $658,799.49
 1006891111          1111         XXXXXX1111             659                 INDX 2006-AR2 02/28/2006            $170,114.77
 1006891210          1210         XXXXXX1210             659                 INDX 2006-AR2 02/28/2006            $192,733.56
 1006891236          1236         XXXXXX1236             659                 INDX 2006-AR2 02/28/2006            $255,048.11
 1006891251          1251         XXXXXX1251             659                 INDX 2006-AR2 02/28/2006            $160,911.01
 1006891590          1590         XXXXXX1590             659                 INDX 2006-AR2 02/28/2006            $221,731.53
 1006891616          1616         XXXXXX1616             659                 INDX 2006-AR2 02/28/2006            $177,324.66
 1006891673          1673         XXXXXX1673             659                 INDX 2006-AR2 02/28/2006            $360,722.02
 1006891731          1731         XXXXXX1731             659                 INDX 2006-AR2 02/28/2006            $198,653.73
 1006891756          1756         XXXXXX1756             659                 INDX 2006-AR2 02/28/2006            $219,428.00
 1006891798          1798         XXXXXX1798             659                 INDX 2006-AR2 02/28/2006            $530,160.12
 1006891830          1830         XXXXXX1830             659                 INDX 2006-AR2 02/28/2006            $305,079.04
 1006891848          1848         XXXXXX1848             659                 INDX 2006-AR2 02/28/2006            $227,535.01
 1006891863          1863         XXXXXX1863             659                 INDX 2006-AR2 02/28/2006            $226,310.71
 1006892291          2291         XXXXXX2291             659                 INDX 2006-AR2 02/28/2006            $191,102.56
 1006892416          2416         XXXXXX2416             659                 INDX 2006-AR2 02/28/2006             $94,114.10
 1006892481          2481         XXXXXX2481             659                 INDX 2006-AR2 02/28/2006            $661,155.39
 1006892515          2515         XXXXXX2515             659                 INDX 2006-AR2 02/28/2006            $664,945.68
 1006892523          2523         XXXXXX2523             659                 INDX 2006-AR2 02/28/2006            $390,822.29
 1006892630          2630         XXXXXX2630             659                 INDX 2006-AR2 02/28/2006            $328,729.17
 1006892655          2655         XXXXXX2655             659                 INDX 2006-AR2 02/28/2006            $186,674.03
 1006892689          2689         XXXXXX2689             659                 INDX 2006-AR2 02/28/2006            $317,068.34
 1006892804          2804         XXXXXX2804             659                 INDX 2006-AR2 02/28/2006            $300,804.95
 1006892887          2887         XXXXXX2887             659                 INDX 2006-AR2 02/28/2006            $236,800.03
 1006892986          2986         XXXXXX2986             659                 INDX 2006-AR2 02/28/2006            $338,831.23
 1006893026          3026         XXXXXX3026             659                 INDX 2006-AR2 02/28/2006            $181,822.11
 1006893158          3158         XXXXXX3158             659                 INDX 2006-AR2 02/28/2006            $391,815.10
 1006893299          3299         XXXXXX3299             659                 INDX 2006-AR2 02/28/2006            $230,560.23
 1006893307          3307         XXXXXX3307             659                 INDX 2006-AR2 02/28/2006            $270,727.78
 1006893364          3364         XXXXXX3364             659                 INDX 2006-AR2 02/28/2006            $255,489.34
 1006893398          3398         XXXXXX3398             659                 INDX 2006-AR2 02/28/2006            $164,977.08
 1006893471          3471         XXXXXX3471             659                 INDX 2006-AR2 02/28/2006            $145,949.34
 1006893505          3505         XXXXXX3505             659                 INDX 2006-AR2 02/28/2006            $155,540.28
 1006893596          3596         XXXXXX3596             659                 INDX 2006-AR2 02/28/2006            $137,413.01
 1006893679          3679         XXXXXX3679             659                 INDX 2006-AR2 02/28/2006            $538,927.68
 1006893695          3695         XXXXXX3695             659                 INDX 2006-AR2 02/28/2006            $118,639.89
 1006893901          3901         XXXXXX3901             659                 INDX 2006-AR2 02/28/2006            $123,830.40
 1006893919          3919         XXXXXX3919             659                 INDX 2006-AR2 02/28/2006            $204,162.48
 1006894024          4024         XXXXXX4024             659                 INDX 2006-AR2 02/28/2006            $493,777.87
 1006894164          4164         XXXXXX4164             659                 INDX 2006-AR2 02/28/2006            $262,626.38
 1006894248          4248         XXXXXX4248             659                 INDX 2006-AR2 02/28/2006            $111,016.71
 1006894339          4339         XXXXXX4339             659                 INDX 2006-AR2 02/28/2006            $514,430.66
 1006894446          4446         XXXXXX4446             659                 INDX 2006-AR2 02/28/2006            $358,766.80
 1006894727          4727         XXXXXX4727             659                 INDX 2006-AR2 02/28/2006            $271,153.14
 1006894875          4875         XXXXXX4875             659                 INDX 2006-AR2 02/28/2006            $373,636.59
 1006894909          4909         XXXXXX4909             659                 INDX 2006-AR2 02/28/2006            $204,986.50
 1006895039          5039         XXXXXX5039             659                 INDX 2006-AR2 02/28/2006            $202,820.95
 1006895187          5187         XXXXXX5187             659                 INDX 2006-AR2 02/28/2006            $356,539.91
 1006895328          5328         XXXXXX5328             659                 INDX 2006-AR2 02/28/2006            $505,596.59
 1006895419          5419         XXXXXX5419             659                 INDX 2006-AR2 02/28/2006            $328,388.31
 1006895468          5468         XXXXXX5468             659                 INDX 2006-AR2 02/28/2006            $388,482.73
 1006895617          5617         XXXXXX5617             659                 INDX 2006-AR2 02/28/2006            $329,954.09
 1006895641          5641         XXXXXX5641             659                 INDX 2006-AR2 02/28/2006               $0.00
 1006895682          5682         XXXXXX5682             659                 INDX 2006-AR2 02/28/2006            $286,549.43
 1006895849          5849         XXXXXX5849             659                 INDX 2006-AR2 02/28/2006            $445,596.03
 1006895872          5872         XXXXXX5872             659                 INDX 2006-AR2 02/28/2006            $411,054.12
 1006896284          6284         XXXXXX6284             659                 INDX 2006-AR2 02/28/2006            $288,386.04
 1006896292          6292         XXXXXX6292             659                 INDX 2006-AR2 02/28/2006            $512,415.68
 1006896342          6342         XXXXXX6342             659                 INDX 2006-AR2 02/28/2006            $243,558.24
 1006896383          6383         XXXXXX6383             659                 INDX 2006-AR2 02/28/2006            $146,413.64
 1006896417          6417         XXXXXX6417             659                 INDX 2006-AR2 02/28/2006            $256,908.77
 1006896433          6433         XXXXXX6433             659                 INDX 2006-AR2 02/28/2006            $307,154.14
 1006896482          6482         XXXXXX6482             659                 INDX 2006-AR2 02/28/2006            $366,319.03
 1006896490          6490         XXXXXX6490             659                 INDX 2006-AR2 02/28/2006            $113,945.98
 1006896508          6508         XXXXXX6508             659                 INDX 2006-AR2 02/28/2006            $186,305.87
 1006896607          6607         XXXXXX6607             659                 INDX 2006-AR2 02/28/2006            $661,498.68
 1006896649          6649         XXXXXX6649             659                 INDX 2006-AR2 02/28/2006             $80,015.43
 1006896656          6656         XXXXXX6656             659                 INDX 2006-AR2 02/28/2006            $134,173.44
 1006896995          6995         XXXXXX6995             659                 INDX 2006-AR2 02/28/2006            $246,424.66
 1006897076          7076         XXXXXX7076             659                 INDX 2006-AR2 02/28/2006               $0.00
 1006897126          7126         XXXXXX7126             659                 INDX 2006-AR2 02/28/2006            $308,810.84
 1006897183          7183         XXXXXX7183             659                 INDX 2006-AR2 02/28/2006            $263,460.97
 1006897472          7472         XXXXXX7472             659                 INDX 2006-AR2 02/28/2006            $148,611.34
 1006897522          7522         XXXXXX7522             659                 INDX 2006-AR2 02/28/2006            $338,206.03
 1006897613          7613         XXXXXX7613             659                 INDX 2006-AR2 02/28/2006            $469,371.15
 1006897621          7621         XXXXXX7621             659                 INDX 2006-AR2 02/28/2006            $252,207.70
 1006898074          8074         XXXXXX8074             659                 INDX 2006-AR2 02/28/2006            $368,464.42
 1006898348          8348         XXXXXX8348             659                 INDX 2006-AR2 02/28/2006            $436,049.25
 1006898603          8603         XXXXXX8603             659                 INDX 2006-AR2 02/28/2006            $196,653.38
 1006898637          8637         XXXXXX8637             659                 INDX 2006-AR2 02/28/2006            $270,051.87
 1006898660          8660         XXXXXX8660             659                 INDX 2006-AR2 02/28/2006               $0.00
 1006898694          8694         XXXXXX8694             659                 INDX 2006-AR2 02/28/2006               $0.00
 1006898777          8777         XXXXXX8777             659                 INDX 2006-AR2 02/28/2006            $229,218.90
 1006898819          8819         XXXXXX8819             659                 INDX 2006-AR2 02/28/2006            $265,424.80
 1006898876          8876         XXXXXX8876             659                 INDX 2006-AR2 02/28/2006            $110,773.88
 1006898892          8892         XXXXXX8892             659                 INDX 2006-AR2 02/28/2006               $0.00
 1006898942          8942         XXXXXX8942             659                 INDX 2006-AR2 02/28/2006            $369,166.79
 1006898959          8959         XXXXXX8959             659                 INDX 2006-AR2 02/28/2006            $258,971.50
 1006898991          8991         XXXXXX8991             659                 INDX 2006-AR2 02/28/2006            $394,241.71
 1006899015          9015         XXXXXX9015             659                 INDX 2006-AR2 02/28/2006            $271,665.41
 1006899148          9148         XXXXXX9148             659                 INDX 2006-AR2 02/28/2006            $227,048.31
 1006899163          9163         XXXXXX9163             659                 INDX 2006-AR2 02/28/2006            $280,235.57
 1006899338          9338         XXXXXX9338             659                 INDX 2006-AR2 02/28/2006            $510,500.07
 1006899502          9502         XXXXXX9502             659                 INDX 2006-AR2 02/28/2006            $498,854.57
 1006899544          9544         XXXXXX9544             659                 INDX 2006-AR2 02/28/2006            $627,767.01
 1006899619          9619         XXXXXX9619             659                 INDX 2006-AR2 02/28/2006            $161,371.61
 1006899825          9825         XXXXXX9825             659                 INDX 2006-AR2 02/28/2006            $392,265.26
 1006900094          0094         XXXXXX0094             659                 INDX 2006-AR2 02/28/2006            $229,973.32
 1006900243          0243         XXXXXX0243             659                 INDX 2006-AR2 02/28/2006            $328,391.36
 1006900292          0292         XXXXXX0292             659                 INDX 2006-AR2 02/28/2006            $444,123.84
 1006900326          0326         XXXXXX0326             659                 INDX 2006-AR2 02/28/2006            $145,559.90
 1006900607          0607         XXXXXX0607             659                 INDX 2006-AR2 02/28/2006            $385,647.06
 1006900623          0623         XXXXXX0623             659                 INDX 2006-AR2 02/28/2006            $299,953.65
 1006900680          0680         XXXXXX0680             659                 INDX 2006-AR2 02/28/2006            $174,842.06
 1006900771          0771         XXXXXX0771             659                 INDX 2006-AR2 02/28/2006            $500,054.14
 1006900854          0854         XXXXXX0854             659                 INDX 2006-AR2 02/28/2006            $350,526.96
 1006900920          0920         XXXXXX0920             659                 INDX 2006-AR2 02/28/2006            $118,714.63
 1006900995          0995         XXXXXX0995             659                 INDX 2006-AR2 02/28/2006            $153,698.76
 1006901084          1084         XXXXXX1084             659                 INDX 2006-AR2 02/28/2006            $890,268.88
 1006901134          1134         XXXXXX1134             659                 INDX 2006-AR2 02/28/2006            $433,845.02
 1006901142          1142         XXXXXX1142             659                 INDX 2006-AR2 02/28/2006            $407,968.61
 1006901159          1159         XXXXXX1159             659                 INDX 2006-AR2 02/28/2006            $263,400.70
 1006901464          1464         XXXXXX1464             659                 INDX 2006-AR2 02/28/2006            $488,170.08
 1006901480          1480         XXXXXX1480             659                 INDX 2006-AR2 02/28/2006            $337,152.26
 1006901548          1548         XXXXXX1548             659                 INDX 2006-AR2 02/28/2006            $387,764.03
 1006901738          1738         XXXXXX1738             659                 INDX 2006-AR2 02/28/2006            $200,273.40
 1006901977          1977         XXXXXX1977             659                 INDX 2006-AR2 02/28/2006            $392,715.20
 1006902207          2207         XXXXXX2207             659                 INDX 2006-AR2 02/28/2006               $0.00
 1006902355          2355         XXXXXX2355             659                 INDX 2006-AR2 02/28/2006            $213,439.00
 1006902496          2496         XXXXXX2496             659                 INDX 2006-AR2 02/28/2006            $404,694.30
 1006902660          2660         XXXXXX2660             659                 INDX 2006-AR2 02/28/2006            $297,141.29
 1006902736          2736         XXXXXX2736             659                 INDX 2006-AR2 02/28/2006            $478,021.89
 1006902744          2744         XXXXXX2744             659                 INDX 2006-AR2 02/28/2006               $0.00
 1006902892          2892         XXXXXX2892             659                 INDX 2006-AR2 02/28/2006            $261,918.85
 1006902942          2942         XXXXXX2942             659                 INDX 2006-AR2 02/28/2006            $419,666.69
 1006902967          2967         XXXXXX2967             659                 INDX 2006-AR2 02/28/2006            $326,871.29
 1006902983          2983         XXXXXX2983             659                 INDX 2006-AR2 02/28/2006            $335,800.17
 1006903262          3262         XXXXXX3262             659                 INDX 2006-AR2 02/28/2006            $347,452.14
 1006903288          3288         XXXXXX3288             659                 INDX 2006-AR2 02/28/2006             $91,939.70
 1006903510          3510         XXXXXX3510             659                 INDX 2006-AR2 02/28/2006            $199,524.24
 1006903551          3551         XXXXXX3551             659                 INDX 2006-AR2 02/28/2006            $472,117.75
 1006903601          3601         XXXXXX3601             659                 INDX 2006-AR2 02/28/2006            $199,520.45
 1006903668          3668         XXXXXX3668             659                 INDX 2006-AR2 02/28/2006            $399,402.36
 1006903981          3981         XXXXXX3981             659                 INDX 2006-AR2 02/28/2006            $486,267.53
 1006904054          4054         XXXXXX4054             659                 INDX 2006-AR2 02/28/2006            $219,746.21
 1006904112          4112         XXXXXX4112             659                 INDX 2006-AR2 02/28/2006            $120,426.55
 1006904229          4229         XXXXXX4229             659                 INDX 2006-AR2 02/28/2006            $411,843.21
 1006904567          4567         XXXXXX4567             659                 INDX 2006-AR2 02/28/2006            $140,486.37
 1006904724          4724         XXXXXX4724             659                 INDX 2006-AR2 02/28/2006            $255,284.30
 1006904732          4732         XXXXXX4732             659                 INDX 2006-AR2 02/28/2006            $236,352.04
 1006904823          4823         XXXXXX4823             659                 INDX 2006-AR2 02/28/2006            $315,520.76
 1006904971          4971         XXXXXX4971             659                 INDX 2006-AR2 02/28/2006            $289,998.97
 1006905093          5093         XXXXXX5093             659                 INDX 2006-AR2 02/28/2006            $413,650.43
 1006905200          5200         XXXXXX5200             659                 INDX 2006-AR2 02/28/2006            $357,661.67
 1006905390          5390         XXXXXX5390             659                 INDX 2006-AR2 02/28/2006            $280,970.96
 1006905457          5457         XXXXXX5457             659                 INDX 2006-AR2 02/28/2006            $150,678.92
 1006905549          5549         XXXXXX5549             659                 INDX 2006-AR2 02/28/2006            $158,962.01
 1006905614          5614         XXXXXX5614             659                 INDX 2006-AR2 02/28/2006            $349,328.93
 1006905861          5861         XXXXXX5861             659                 INDX 2006-AR2 02/28/2006            $296,451.50
 1006906406          6406         XXXXXX6406             659                 INDX 2006-AR2 02/28/2006            $287,021.07
 1006907289          7289         XXXXXX7289             659                 INDX 2006-AR2 02/28/2006             $79,350.25
 1006907354          7354         XXXXXX7354             659                 INDX 2006-AR2 02/28/2006            $432,172.15
 1006907420          7420         XXXXXX7420             659                 INDX 2006-AR2 02/28/2006            $278,511.20
 1006907438          7438         XXXXXX7438             659                 INDX 2006-AR2 02/28/2006            $302,599.59
 1006907446          7446         XXXXXX7446             659                 INDX 2006-AR2 02/28/2006            $628,187.38
 1006907495          7495         XXXXXX7495             659                 INDX 2006-AR2 02/28/2006            $433,176.88
 1006907529          7529         XXXXXX7529             659                 INDX 2006-AR2 02/28/2006            $330,888.73
 1006907552          7552         XXXXXX7552             659                 INDX 2006-AR2 02/28/2006            $190,453.79
 1006907594          7594         XXXXXX7594             659                 INDX 2006-AR2 02/28/2006            $267,626.63
 1006907750          7750         XXXXXX7750             659                 INDX 2006-AR2 02/28/2006            $403,424.39
 1006907800          7800         XXXXXX7800             659                 INDX 2006-AR2 02/28/2006            $179,799.08
 1006908089          8089         XXXXXX8089             659                 INDX 2006-AR2 02/28/2006            $180,210.51
 1006908246          8246         XXXXXX8246             659                 INDX 2006-AR2 02/28/2006            $252,865.78
 1006908527          8527         XXXXXX8527             659                 INDX 2006-AR2 02/28/2006            $297,196.60
 1006908535          8535         XXXXXX8535             659                 INDX 2006-AR2 02/28/2006               $0.00
 1006908550          8550         XXXXXX8550             659                 INDX 2006-AR2 02/28/2006            $510,649.39
 1006908568          8568         XXXXXX8568             659                 INDX 2006-AR2 02/28/2006            $429,087.78
 1006908576          8576         XXXXXX8576             659                 INDX 2006-AR2 02/28/2006            $428,458.47
 1006908592          8592         XXXXXX8592             659                 INDX 2006-AR2 02/28/2006            $322,951.82
 1006908600          8600         XXXXXX8600             659                 INDX 2006-AR2 02/28/2006            $288,119.74
 1006908618          8618         XXXXXX8618             659                 INDX 2006-AR2 02/28/2006            $238,797.57
 1006908626          8626         XXXXXX8626             659                 INDX 2006-AR2 02/28/2006            $220,833.56
 1006908634          8634         XXXXXX8634             659                 INDX 2006-AR2 02/28/2006            $671,572.72
 1006908659          8659         XXXXXX8659             659                 INDX 2006-AR2 02/28/2006            $534,412.52
 1006908667          8667         XXXXXX8667             659                 INDX 2006-AR2 02/28/2006            $463,956.96
 1006908824          8824         XXXXXX8824             659                 INDX 2006-AR2 02/28/2006            $387,015.25
 1006908840          8840         XXXXXX8840             659                 INDX 2006-AR2 02/28/2006            $348,232.82
 1006908857          8857         XXXXXX8857             659                 INDX 2006-AR2 02/28/2006            $321,090.84
 1006908881          8881         XXXXXX8881             659                 INDX 2006-AR2 02/28/2006            $396,232.11
 1006908899          8899         XXXXXX8899             659                 INDX 2006-AR2 02/28/2006            $579,406.69
 1006908907          8907         XXXXXX8907             659                 INDX 2006-AR2 02/28/2006            $615,904.59
 1006908915          8915         XXXXXX8915             659                 INDX 2006-AR2 02/28/2006            $517,327.36
 1006908956          8956         XXXXXX8956             659                 INDX 2006-AR2 02/28/2006            $455,362.26
 1006909012          9012         XXXXXX9012             659                 INDX 2006-AR2 02/28/2006            $375,481.44
 1006909046          9046         XXXXXX9046             659                 INDX 2006-AR2 02/28/2006            $277,285.47
 1006909483          9483         XXXXXX9483             659                 INDX 2006-AR2 02/28/2006            $327,899.75
 1006909616          9616         XXXXXX9616             659                 INDX 2006-AR2 02/28/2006            $267,015.60
 1006909780          9780         XXXXXX9780             659                 INDX 2006-AR2 02/28/2006            $240,657.16
 1006910226          0226         XXXXXX0226             659                 INDX 2006-AR2 02/28/2006            $193,521.54
 1006910259          0259         XXXXXX0259             659                 INDX 2006-AR2 02/28/2006            $639,629.46
 1006910333          0333         XXXXXX0333             659                 INDX 2006-AR2 02/28/2006            $200,276.95
 1006910549          0549         XXXXXX0549             659                 INDX 2006-AR2 02/28/2006            $246,712.53
 1006910663          0663         XXXXXX0663             659                 INDX 2006-AR2 02/28/2006               $0.00
 1006910895          0895         XXXXXX0895             659                 INDX 2006-AR2 02/28/2006            $371,920.96
 1006910960          0960         XXXXXX0960             659                 INDX 2006-AR2 02/28/2006               $0.00
 1006911216          1216         XXXXXX1216             659                 INDX 2006-AR2 02/28/2006            $282,385.35
 1006911265          1265         XXXXXX1265             659                 INDX 2006-AR2 02/28/2006            $411,088.77
 1006911372          1372         XXXXXX1372             659                 INDX 2006-AR2 02/28/2006            $703,118.20
 1006911414          1414         XXXXXX1414             659                 INDX 2006-AR2 02/28/2006            $427,574.32
 1006911679          1679         XXXXXX1679             659                 INDX 2006-AR2 02/28/2006               $0.00
 1006911794          1794         XXXXXX1794             659                 INDX 2006-AR2 02/28/2006            $261,429.09
 1006911877          1877         XXXXXX1877             659                 INDX 2006-AR2 02/28/2006               $0.00
 1006911919          1919         XXXXXX1919             659                 INDX 2006-AR2 02/28/2006               $0.00
 1006911935          1935         XXXXXX1935             659                 INDX 2006-AR2 02/28/2006            $224,393.27
 1006911984          1984         XXXXXX1984             659                 INDX 2006-AR2 02/28/2006               $0.00
 1006912040          2040         XXXXXX2040             659                 INDX 2006-AR2 02/28/2006            $127,824.14
 1006912081          2081         XXXXXX2081             659                 INDX 2006-AR2 02/28/2006            $370,146.81
 1006912172          2172         XXXXXX2172             659                 INDX 2006-AR2 02/28/2006               $0.00
 1006912248          2248         XXXXXX2248             659                 INDX 2006-AR2 02/28/2006            $314,723.55
 1006912305          2305         XXXXXX2305             659                 INDX 2006-AR2 02/28/2006             $99,866.51
 1006912404          2404         XXXXXX2404             659                 INDX 2006-AR2 02/28/2006            $131,403.44
 1006912453          2453         XXXXXX2453             659                 INDX 2006-AR2 02/28/2006               $0.00
 1006912529          2529         XXXXXX2529             659                 INDX 2006-AR2 02/28/2006            $174,210.43
 1006912651          2651         XXXXXX2651             659                 INDX 2006-AR2 02/28/2006            $407,179.47
 1006912669          2669         XXXXXX2669             659                 INDX 2006-AR2 02/28/2006            $254,755.24
 1006912776          2776         XXXXXX2776             659                 INDX 2006-AR2 02/28/2006            $278,503.77
 1006913063          3063         XXXXXX3063             659                 INDX 2006-AR2 02/28/2006            $147,210.97
 1006913162          3162         XXXXXX3162             659                 INDX 2006-AR2 02/28/2006            $199,733.40
 1006913196          3196         XXXXXX3196             659                 INDX 2006-AR2 02/28/2006            $169,677.92
 1006913345          3345         XXXXXX3345             659                 INDX 2006-AR2 02/28/2006            $575,973.95
 1006913436          3436         XXXXXX3436             659                 INDX 2006-AR2 02/28/2006            $270,414.90
 1006913493          3493         XXXXXX3493             659                 INDX 2006-AR2 02/28/2006            $379,505.34
 1006913626          3626         XXXXXX3626             659                 INDX 2006-AR2 02/28/2006            $260,551.20
 1006913683          3683         XXXXXX3683             659                 INDX 2006-AR2 02/28/2006            $195,906.68
 1006913709          3709         XXXXXX3709             659                 INDX 2006-AR2 02/28/2006            $297,527.51
 1006913899          3899         XXXXXX3899             659                 INDX 2006-AR2 02/28/2006            $339,702.83
 1006913931          3931         XXXXXX3931             659                 INDX 2006-AR2 02/28/2006            $142,310.78
 1006913949          3949         XXXXXX3949             659                 INDX 2006-AR2 02/28/2006            $322,592.10
 1006913980          3980         XXXXXX3980             659                 INDX 2006-AR2 02/28/2006            $142,805.33
 1006914582          4582         XXXXXX4582             659                 INDX 2006-AR2 02/28/2006               $0.00
 1006914608          4608         XXXXXX4608             659                 INDX 2006-AR2 02/28/2006            $299,040.35
 1006914657          4657         XXXXXX4657             659                 INDX 2006-AR2 02/28/2006            $685,614.34
 1006914723          4723         XXXXXX4723             659                 INDX 2006-AR2 02/28/2006            $241,451.11
 1006914764          4764         XXXXXX4764             659                 INDX 2006-AR2 02/28/2006               $0.00
 1006914798          4798         XXXXXX4798             659                 INDX 2006-AR2 02/28/2006            $246,272.54
 1006915167          5167         XXXXXX5167             659                 INDX 2006-AR2 02/28/2006               $0.00
 1006915258          5258         XXXXXX5258             659                 INDX 2006-AR2 02/28/2006            $361,163.49
 1006915464          5464         XXXXXX5464             659                 INDX 2006-AR2 02/28/2006            $106,152.10
 1006916009          6009         XXXXXX6009             659                 INDX 2006-AR2 02/28/2006               $0.00
 1006916116          6116         XXXXXX6116             659                 INDX 2006-AR2 02/28/2006            $568,319.12
 1006916124          6124         XXXXXX6124             659                 INDX 2006-AR2 02/28/2006            $547,563.42
 1006916165          6165         XXXXXX6165             659                 INDX 2006-AR2 02/28/2006            $369,862.46
 1006916371          6371         XXXXXX6371             659                 INDX 2006-AR2 02/28/2006            $246,018.06
 1006916397          6397         XXXXXX6397             659                 INDX 2006-AR2 02/28/2006            $410,340.76
 1006916405          6405         XXXXXX6405             659                 INDX 2006-AR2 02/28/2006            $171,848.35
 1006916587          6587         XXXXXX6587             659                 INDX 2006-AR2 02/28/2006            $341,865.51
 1006916611          6611         XXXXXX6611             659                 INDX 2006-AR2 02/28/2006            $339,799.70
 1006916728          6728         XXXXXX6728             659                 INDX 2006-AR2 02/28/2006            $210,121.26
 1006916736          6736         XXXXXX6736             659                 INDX 2006-AR2 02/28/2006            $336,989.54
 1006916900          6900         XXXXXX6900             659                 INDX 2006-AR2 02/28/2006            $211,520.79
 1006916926          6926         XXXXXX6926             659                 INDX 2006-AR2 02/28/2006            $159,378.37
 1006916934          6934         XXXXXX6934             659                 INDX 2006-AR2 02/28/2006            $137,731.50
 1006916983          6983         XXXXXX6983             659                 INDX 2006-AR2 02/28/2006            $152,213.23
 1006917197          7197         XXXXXX7197             659                 INDX 2006-AR2 02/28/2006            $200,514.38
 1006917213          7213         XXXXXX7213             659                 INDX 2006-AR2 02/28/2006               $0.00
 1006917254          7254         XXXXXX7254             659                 INDX 2006-AR2 02/28/2006            $198,467.63
 1006917346          7346         XXXXXX7346             659                 INDX 2006-AR2 02/28/2006            $321,900.49
 1006917411          7411         XXXXXX7411             659                 INDX 2006-AR2 02/28/2006            $266,028.68
 1006917635          7635         XXXXXX7635             659                 INDX 2006-AR2 02/28/2006            $380,930.81
 1006917866          7866         XXXXXX7866             659                 INDX 2006-AR2 02/28/2006            $397,474.41
 1006917874          7874         XXXXXX7874             659                 INDX 2006-AR2 02/28/2006            $504,370.95
 1006917882          7882         XXXXXX7882             659                 INDX 2006-AR2 02/28/2006            $247,555.66
 1006918005          8005         XXXXXX8005             659                 INDX 2006-AR2 02/28/2006            $369,954.67
 1006918039          8039         XXXXXX8039             659                 INDX 2006-AR2 02/28/2006            $208,741.33
 1006918070          8070         XXXXXX8070             659                 INDX 2006-AR2 02/28/2006            $619,171.68
 1006918153          8153         XXXXXX8153             659                 INDX 2006-AR2 02/28/2006            $257,715.97
 1006918187          8187         XXXXXX8187             659                 INDX 2006-AR2 02/28/2006            $347,144.13
 1006918252          8252         XXXXXX8252             659                 INDX 2006-AR2 02/28/2006            $125,418.20
 1006918625          8625         XXXXXX8625             659                 INDX 2006-AR2 02/28/2006               $0.00
 1006918633          8633         XXXXXX8633             659                 INDX 2006-AR2 02/28/2006            $181,314.52
 1006918658          8658         XXXXXX8658             659                 INDX 2006-AR2 02/28/2006            $172,698.53
 1006918716          8716         XXXXXX8716             659                 INDX 2006-AR2 02/28/2006            $141,597.57
 1006918831          8831         XXXXXX8831             659                 INDX 2006-AR2 02/28/2006               $0.00
 1006919029          9029         XXXXXX9029             659                 INDX 2006-AR2 02/28/2006               $0.00
 1006919193          9193         XXXXXX9193             659                 INDX 2006-AR2 02/28/2006            $171,810.65
 1006919201          9201         XXXXXX9201             659                 INDX 2006-AR2 02/28/2006            $104,359.77
 1006919284          9284         XXXXXX9284             659                 INDX 2006-AR2 02/28/2006            $359,469.53
 1006919326          9326         XXXXXX9326             659                 INDX 2006-AR2 02/28/2006            $203,690.60
 1006919433          9433         XXXXXX9433             659                 INDX 2006-AR2 02/28/2006            $346,550.88
 1006919441          9441         XXXXXX9441             659                 INDX 2006-AR2 02/28/2006            $318,858.30
 1006919482          9482         XXXXXX9482             659                 INDX 2006-AR2 02/28/2006            $241,204.48
 1006919490          9490         XXXXXX9490             659                 INDX 2006-AR2 02/28/2006            $204,467.36
 1006919870          9870         XXXXXX9870             659                 INDX 2006-AR2 02/28/2006            $185,788.70
 1006919888          9888         XXXXXX9888             659                 INDX 2006-AR2 02/28/2006            $382,331.26
 1006919961          9961         XXXXXX9961             659                 INDX 2006-AR2 02/28/2006            $983,650.70
 1006920084          0084         XXXXXX0084             659                 INDX 2006-AR2 02/28/2006            $261,394.16
 1006920290          0290         XXXXXX0290             659                 INDX 2006-AR2 02/28/2006            $242,933.97
 1006920621          0621         XXXXXX0621             659                 INDX 2006-AR2 02/28/2006            $177,236.04
 1006920670          0670         XXXXXX0670             659                 INDX 2006-AR2 02/28/2006            $244,209.17
 1006920845          0845         XXXXXX0845             659                 INDX 2006-AR2 02/28/2006            $203,840.09
 1006921066          1066         XXXXXX1066             659                 INDX 2006-AR2 02/28/2006             $94,949.38
 1006921181          1181         XXXXXX1181             659                 INDX 2006-AR2 02/28/2006            $226,554.27
 1006921272          1272         XXXXXX1272             659                 INDX 2006-AR2 02/28/2006            $267,836.77
 1006921744          1744         XXXXXX1744             659                 INDX 2006-AR2 02/28/2006            $406,554.40
 1006922379          2379         XXXXXX2379             659                 INDX 2006-AR2 02/28/2006            $200,073.22
 1006922429          2429         XXXXXX2429             659                 INDX 2006-AR2 02/28/2006            $245,330.84
 1006922536          2536         XXXXXX2536             659                 INDX 2006-AR2 02/28/2006            $348,714.51
 1006922601          2601         XXXXXX2601             659                 INDX 2006-AR2 02/28/2006            $188,979.47
 1006922957          2957         XXXXXX2957             659                 INDX 2006-AR2 02/28/2006            $325,478.07
 1006923104          3104         XXXXXX3104             659                 INDX 2006-AR2 02/28/2006            $202,997.20
 1006923286          3286         XXXXXX3286             659                 INDX 2006-AR2 02/28/2006            $276,770.28
 1006923302          3302         XXXXXX3302             659                 INDX 2006-AR2 02/28/2006            $254,385.06
 1006923344          3344         XXXXXX3344             659                 INDX 2006-AR2 02/28/2006               $0.00
 1006923492          3492         XXXXXX3492             659                 INDX 2006-AR2 02/28/2006            $277,637.56
 1006923591          3591         XXXXXX3591             659                 INDX 2006-AR2 02/28/2006            $270,005.40
 1006923617          3617         XXXXXX3617             659                 INDX 2006-AR2 02/28/2006            $198,732.22
 1006923658          3658         XXXXXX3658             659                 INDX 2006-AR2 02/28/2006            $508,911.22
 1006923740          3740         XXXXXX3740             659                 INDX 2006-AR2 02/28/2006            $119,348.90
 1006923799          3799         XXXXXX3799             659                 INDX 2006-AR2 02/28/2006            $350,442.90
 1006923807          3807         XXXXXX3807             659                 INDX 2006-AR2 02/28/2006            $294,138.22
 1006923831          3831         XXXXXX3831             659                 INDX 2006-AR2 02/28/2006            $454,880.03
 1006924409          4409         XXXXXX4409             659                 INDX 2006-AR2 02/28/2006            $250,895.50
 1006924490          4490         XXXXXX4490             659                 INDX 2006-AR2 02/28/2006            $330,985.34
 1006924532          4532         XXXXXX4532             659                 INDX 2006-AR2 02/28/2006            $297,117.54
 1006924599          4599         XXXXXX4599             659                 INDX 2006-AR2 02/28/2006            $515,505.99
 1006924615          4615         XXXXXX4615             659                 INDX 2006-AR2 02/28/2006            $297,942.07
 1006924649          4649         XXXXXX4649             659                 INDX 2006-AR2 02/28/2006            $190,996.08
 1006924698          4698         XXXXXX4698             659                 INDX 2006-AR2 02/28/2006            $408,612.54
 1006924755          4755         XXXXXX4755             659                 INDX 2006-AR2 02/28/2006            $540,374.82
 1006924763          4763         XXXXXX4763             659                 INDX 2006-AR2 02/28/2006            $354,464.71
 1006924821          4821         XXXXXX4821             659                 INDX 2006-AR2 02/28/2006            $319,003.71
 1006924896          4896         XXXXXX4896             659                 INDX 2006-AR2 02/28/2006            $355,620.49
 1006925109          5109         XXXXXX5109             659                 INDX 2006-AR2 02/28/2006            $503,121.20
 1006925117          5117         XXXXXX5117             659                 INDX 2006-AR2 02/28/2006            $595,887.56
 1006925349          5349         XXXXXX5349             659                 INDX 2006-AR2 02/28/2006            $512,530.72
 1006925877          5877         XXXXXX5877             659                 INDX 2006-AR2 02/28/2006            $416,847.80
 1006925992          5992         XXXXXX5992             659                 INDX 2006-AR2 02/28/2006            $412,371.10
 1006926099          6099         XXXXXX6099             659                 INDX 2006-AR2 02/28/2006            $124,476.64
 1006926131          6131         XXXXXX6131             659                 INDX 2006-AR2 02/28/2006               $0.00
 1006926156          6156         XXXXXX6156             659                 INDX 2006-AR2 02/28/2006            $345,208.78
 1006926180          6180         XXXXXX6180             659                 INDX 2006-AR2 02/28/2006            $345,819.03
 1006926198          6198         XXXXXX6198             659                 INDX 2006-AR2 02/28/2006            $427,720.35
 1006926271          6271         XXXXXX6271             659                 INDX 2006-AR2 02/28/2006            $411,274.26
 1006926339          6339         XXXXXX6339             659                 INDX 2006-AR2 02/28/2006            $356,312.08
 1006926362          6362         XXXXXX6362             659                 INDX 2006-AR2 02/28/2006            $193,418.21
 1006926529          6529         XXXXXX6529             659                 INDX 2006-AR2 02/28/2006            $384,985.39
 1006926545          6545         XXXXXX6545             659                 INDX 2006-AR2 02/28/2006             $73,512.19
 1006926644          6644         XXXXXX6644             659                 INDX 2006-AR2 02/28/2006            $323,185.34
 1006926701          6701         XXXXXX6701             659                 INDX 2006-AR2 02/28/2006            $235,872.49
 1006926768          6768         XXXXXX6768             659                 INDX 2006-AR2 02/28/2006            $189,662.33
 1006926834          6834         XXXXXX6834             659                 INDX 2006-AR2 02/28/2006            $659,074.38
 1006927154          7154         XXXXXX7154             659                 INDX 2006-AR2 02/28/2006            $563,632.68
 1006927295          7295         XXXXXX7295             659                 INDX 2006-AR2 02/28/2006            $189,617.74
 1006927303          7303         XXXXXX7303             659                 INDX 2006-AR2 02/28/2006            $254,225.11
 1006927485          7485         XXXXXX7485             659                 INDX 2006-AR2 02/28/2006            $385,211.99
 1006927535          7535         XXXXXX7535             659                 INDX 2006-AR2 02/28/2006            $395,209.82
 1006927543          7543         XXXXXX7543             659                 INDX 2006-AR2 02/28/2006            $266,933.34
 1006927717          7717         XXXXXX7717             659                 INDX 2006-AR2 02/28/2006            $104,675.75
 1006927824          7824         XXXXXX7824             659                 INDX 2006-AR2 02/28/2006            $280,997.41
 1006927857          7857         XXXXXX7857             659                 INDX 2006-AR2 02/28/2006            $513,562.64
 1006928145          8145         XXXXXX8145             659                 INDX 2006-AR2 02/28/2006            $250,877.36
 1006928384          8384         XXXXXX8384             659                 INDX 2006-AR2 02/28/2006            $135,539.91
 1006928459          8459         XXXXXX8459             659                 INDX 2006-AR2 02/28/2006            $328,600.64
 1006928475          8475         XXXXXX8475             659                 INDX 2006-AR2 02/28/2006            $344,944.53
 1006929242          9242         XXXXXX9242             659                 INDX 2006-AR2 02/28/2006            $474,909.55
 1006929267          9267         XXXXXX9267             659                 INDX 2006-AR2 02/28/2006            $270,168.10
 1006929457          9457         XXXXXX9457             659                 INDX 2006-AR2 02/28/2006            $464,494.68
 1006929598          9598         XXXXXX9598             659                 INDX 2006-AR2 02/28/2006            $518,191.48
 1006929606          9606         XXXXXX9606             659                 INDX 2006-AR2 02/28/2006            $282,052.29
 1006929762          9762         XXXXXX9762             659                 INDX 2006-AR2 02/28/2006            $493,070.00
 1006929796          9796         XXXXXX9796             659                 INDX 2006-AR2 02/28/2006               $0.00
 1006929887          9887         XXXXXX9887             659                 INDX 2006-AR2 02/28/2006            $266,375.30
 1006929937          9937         XXXXXX9937             659                 INDX 2006-AR2 02/28/2006            $369,630.90
 1006929952          9952         XXXXXX9952             659                 INDX 2006-AR2 02/28/2006            $252,241.64
 1006930307          0307         XXXXXX0307             659                 INDX 2006-AR2 02/28/2006            $344,143.92
 1006930349          0349         XXXXXX0349             659                 INDX 2006-AR2 02/28/2006            $440,091.42
 1006930703          0703         XXXXXX0703             659                 INDX 2006-AR2 02/28/2006            $215,707.69
 1006930711          0711         XXXXXX0711             659                 INDX 2006-AR2 02/28/2006            $337,735.16
 1006930786          0786         XXXXXX0786             659                 INDX 2006-AR2 02/28/2006            $231,737.27
 1006930851          0851         XXXXXX0851             659                 INDX 2006-AR2 02/28/2006            $205,236.11
 1006931073          1073         XXXXXX1073             659                 INDX 2006-AR2 02/28/2006            $179,189.22
 1006931123          1123         XXXXXX1123             659                 INDX 2006-AR2 02/28/2006            $150,903.31
 1006931255          1255         XXXXXX1255             659                 INDX 2006-AR2 02/28/2006            $262,005.62
 1006931297          1297         XXXXXX1297             659                 INDX 2006-AR2 02/28/2006            $564,082.72
 1006931438          1438         XXXXXX1438             659                 INDX 2006-AR2 02/28/2006            $258,479.42
 1006932006          2006         XXXXXX2006             659                 INDX 2006-AR2 02/28/2006            $158,161.60
 1006932550          2550         XXXXXX2550             659                 INDX 2006-AR2 02/28/2006            $298,536.64
 1006932568          2568         XXXXXX2568             659                 INDX 2006-AR2 02/28/2006            $363,489.96
 1006932584          2584         XXXXXX2584             659                 INDX 2006-AR2 02/28/2006            $183,876.03
 1006932600          2600         XXXXXX2600             659                 INDX 2006-AR2 02/28/2006            $430,232.49
 1006932634          2634         XXXXXX2634             659                 INDX 2006-AR2 02/28/2006            $165,489.26
 1006932642          2642         XXXXXX2642             659                 INDX 2006-AR2 02/28/2006            $207,617.30
 1006932667          2667         XXXXXX2667             659                 INDX 2006-AR2 02/28/2006            $162,901.37
 1006932675          2675         XXXXXX2675             659                 INDX 2006-AR2 02/28/2006               $0.00
 1006932709          2709         XXXXXX2709             659                 INDX 2006-AR2 02/28/2006               $0.00
 1006932733          2733         XXXXXX2733             659                 INDX 2006-AR2 02/28/2006            $571,631.21
 1006932758          2758         XXXXXX2758             659                 INDX 2006-AR2 02/28/2006            $113,471.45
 1006932923          2923         XXXXXX2923             659                 INDX 2006-AR2 02/28/2006            $253,733.01
 1006933012          3012         XXXXXX3012             659                 INDX 2006-AR2 02/28/2006            $275,776.76
 1006933137          3137         XXXXXX3137             659                 INDX 2006-AR2 02/28/2006            $280,095.93
 1006933160          3160         XXXXXX3160             659                 INDX 2006-AR2 02/28/2006               $0.00
 1006933392          3392         XXXXXX3392             659                 INDX 2006-AR2 02/28/2006            $387,802.06
 1006933533          3533         XXXXXX3533             659                 INDX 2006-AR2 02/28/2006            $311,662.73
 1006933830          3830         XXXXXX3830             659                 INDX 2006-AR2 02/28/2006            $442,864.32
 1006933848          3848         XXXXXX3848             659                 INDX 2006-AR2 02/28/2006            $316,023.17
 1006933889          3889         XXXXXX3889             659                 INDX 2006-AR2 02/28/2006            $159,340.82
 1006933913          3913         XXXXXX3913             659                 INDX 2006-AR2 02/28/2006            $365,480.00
 1006934036          4036         XXXXXX4036             659                 INDX 2006-AR2 02/28/2006            $279,022.09
 1006934218          4218         XXXXXX4218             659                 INDX 2006-AR2 02/28/2006            $365,057.38
 1006934408          4408         XXXXXX4408             659                 INDX 2006-AR2 02/28/2006            $191,653.84
 1006934465          4465         XXXXXX4465             659                 INDX 2006-AR2 02/28/2006            $292,811.06
 1006934531          4531         XXXXXX4531             659                 INDX 2006-AR2 02/28/2006            $383,727.76
 1006934606          4606         XXXXXX4606             659                 INDX 2006-AR2 02/28/2006            $209,658.23
 1006934663          4663         XXXXXX4663             659                 INDX 2006-AR2 02/28/2006               $0.00
 1006934739          4739         XXXXXX4739             659                 INDX 2006-AR2 02/28/2006            $575,806.06
 1006934762          4762         XXXXXX4762             659                 INDX 2006-AR2 02/28/2006            $278,698.60
 1006935215          5215         XXXXXX5215             659                 INDX 2006-AR2 02/28/2006            $433,032.44
 1006935314          5314         XXXXXX5314             659                 INDX 2006-AR2 02/28/2006            $244,829.14
 1006935447          5447         XXXXXX5447             659                 INDX 2006-AR2 02/28/2006            $409,694.68
 1006935462          5462         XXXXXX5462             659                 INDX 2006-AR2 02/28/2006            $336,833.25
 1006935504          5504         XXXXXX5504             659                 INDX 2006-AR2 02/28/2006            $347,091.75
 1006935587          5587         XXXXXX5587             659                 INDX 2006-AR2 02/28/2006               $0.00
 1006935645          5645         XXXXXX5645             659                 INDX 2006-AR2 02/28/2006            $484,590.99
 1006935728          5728         XXXXXX5728             659                 INDX 2006-AR2 02/28/2006            $397,440.43
 1006935736          5736         XXXXXX5736             659                 INDX 2006-AR2 02/28/2006            $477,933.34
 1006935769          5769         XXXXXX5769             659                 INDX 2006-AR2 02/28/2006            $116,198.99
 1006935777          5777         XXXXXX5777             659                 INDX 2006-AR2 02/28/2006            $402,360.55
 1006935983          5983         XXXXXX5983             659                 INDX 2006-AR2 02/28/2006            $381,460.07
 1006935991          5991         XXXXXX5991             659                 INDX 2006-AR2 02/28/2006            $327,562.90
 1006936031          6031         XXXXXX6031             659                 INDX 2006-AR2 02/28/2006            $321,643.27
 1006936254          6254         XXXXXX6254             659                 INDX 2006-AR2 02/28/2006               $0.00
 1006936395          6395         XXXXXX6395             659                 INDX 2006-AR2 02/28/2006            $306,094.15
 1006936403          6403         XXXXXX6403             659                 INDX 2006-AR2 02/28/2006            $383,627.20
 1006936429          6429         XXXXXX6429             659                 INDX 2006-AR2 02/28/2006               $0.00
 1006936437          6437         XXXXXX6437             659                 INDX 2006-AR2 02/28/2006            $127,900.14
 1006936619          6619         XXXXXX6619             659                 INDX 2006-AR2 02/28/2006            $269,554.96
 1006936627          6627         XXXXXX6627             659                 INDX 2006-AR2 02/28/2006            $148,288.94
 1006936635          6635         XXXXXX6635             659                 INDX 2006-AR2 02/28/2006            $369,017.98
 1006936718          6718         XXXXXX6718             659                 INDX 2006-AR2 02/28/2006               $0.00
 1006936783          6783         XXXXXX6783             659                 INDX 2006-AR2 02/28/2006            $171,157.41
 1006936833          6833         XXXXXX6833             659                 INDX 2006-AR2 02/28/2006            $230,581.96
 1006936841          6841         XXXXXX6841             659                 INDX 2006-AR2 02/28/2006            $483,970.11
 1006936874          6874         XXXXXX6874             659                 INDX 2006-AR2 02/28/2006            $194,376.67
 1006937070          7070         XXXXXX7070             659                 INDX 2006-AR2 02/28/2006            $196,172.56
 1006937203          7203         XXXXXX7203             659                 INDX 2006-AR2 02/28/2006            $181,438.24
 1006937245          7245         XXXXXX7245             659                 INDX 2006-AR2 02/28/2006            $293,828.27
 1006937278          7278         XXXXXX7278             659                 INDX 2006-AR2 02/28/2006            $666,599.66
 1006937294          7294         XXXXXX7294             659                 INDX 2006-AR2 02/28/2006            $308,805.64
 1006937385          7385         XXXXXX7385             659                 INDX 2006-AR2 02/28/2006            $389,898.77
 1006937435          7435         XXXXXX7435             659                 INDX 2006-AR2 02/28/2006               $0.00
 1006937674          7674         XXXXXX7674             659                 INDX 2006-AR2 02/28/2006            $365,928.60
 1006937757          7757         XXXXXX7757             659                 INDX 2006-AR2 02/28/2006            $275,166.96
 1006938110          8110         XXXXXX8110             659                 INDX 2006-AR2 02/28/2006            $350,708.76
 1006938151          8151         XXXXXX8151             659                 INDX 2006-AR2 02/28/2006            $177,533.01
 1006938243          8243         XXXXXX8243             659                 INDX 2006-AR2 02/28/2006            $356,641.54
 1006938375          8375         XXXXXX8375             659                 INDX 2006-AR2 02/28/2006            $599,417.90
 1006938458          8458         XXXXXX8458             659                 INDX 2006-AR2 02/28/2006            $242,472.09
 1006938490          8490         XXXXXX8490             659                 INDX 2006-AR2 02/28/2006            $472,922.49
 1006938516          8516         XXXXXX8516             659                 INDX 2006-AR2 02/28/2006            $185,079.52
 1006938888          8888         XXXXXX8888             659                 INDX 2006-AR2 02/28/2006            $340,053.35
 1006938953          8953         XXXXXX8953             659                 INDX 2006-AR2 02/28/2006            $283,331.67
 1006938979          8979         XXXXXX8979             659                 INDX 2006-AR2 02/28/2006            $123,920.99
 1006939043          9043         XXXXXX9043             659                 INDX 2006-AR2 02/28/2006               $0.00
 1006939092          9092         XXXXXX9092             659                 INDX 2006-AR2 02/28/2006            $115,007.22
 1006939167          9167         XXXXXX9167             659                 INDX 2006-AR2 02/28/2006            $403,693.41
 1006939266          9266         XXXXXX9266             659                 INDX 2006-AR2 02/28/2006           $1,533,944.42
 1006939324          9324         XXXXXX9324             659                 INDX 2006-AR2 02/28/2006            $383,845.33
 1006939423          9423         XXXXXX9423             659                 INDX 2006-AR2 02/28/2006               $0.00
 1006939696          9696         XXXXXX9696             659                 INDX 2006-AR2 02/28/2006            $185,348.38
 1006939779          9779         XXXXXX9779             659                 INDX 2006-AR2 02/28/2006            $249,105.26
 1006939803          9803         XXXXXX9803             659                 INDX 2006-AR2 02/28/2006            $242,495.45
 1006940074          0074         XXXXXX0074             659                 INDX 2006-AR2 02/28/2006            $283,779.29
 1006940504          0504         XXXXXX0504             659                 INDX 2006-AR2 02/28/2006            $374,404.82
 1006940538          0538         XXXXXX0538             659                 INDX 2006-AR2 02/28/2006            $347,552.28
 1006940546          0546         XXXXXX0546             659                 INDX 2006-AR2 02/28/2006            $339,775.00
 1006940579          0579         XXXXXX0579             659                 INDX 2006-AR2 02/28/2006               $0.00
 1006940876          0876         XXXXXX0876             659                 INDX 2006-AR2 02/28/2006               $0.00
 1006941569          1569         XXXXXX1569             659                 INDX 2006-AR2 02/28/2006            $151,883.65
 1006941718          1718         XXXXXX1718             659                 INDX 2006-AR2 02/28/2006            $262,630.17
 1006941734          1734         XXXXXX1734             659                 INDX 2006-AR2 02/28/2006            $276,636.34
 1006941791          1791         XXXXXX1791             659                 INDX 2006-AR2 02/28/2006            $276,879.94
 1006941833          1833         XXXXXX1833             659                 INDX 2006-AR2 02/28/2006            $557,880.62
 1006941841          1841         XXXXXX1841             659                 INDX 2006-AR2 02/28/2006            $201,742.80
 1006941940          1940         XXXXXX1940             659                 INDX 2006-AR2 02/28/2006            $434,023.70
 1006943524          3524         XXXXXX3524             659                 INDX 2006-AR2 02/28/2006            $280,953.44
 1006943540          3540         XXXXXX3540             659                 INDX 2006-AR2 02/28/2006            $328,885.00
 1006943615          3615         XXXXXX3615             659                 INDX 2006-AR2 02/28/2006            $246,209.65
 1006943631          3631         XXXXXX3631             659                 INDX 2006-AR2 02/28/2006            $608,246.39
 1006943821          3821         XXXXXX3821             659                 INDX 2006-AR2 02/28/2006            $328,023.98
 1006943995          3995         XXXXXX3995             659                 INDX 2006-AR2 02/28/2006            $237,095.99
 1006944076          4076         XXXXXX4076             659                 INDX 2006-AR2 02/28/2006            $138,290.50
 1006944100          4100         XXXXXX4100             659                 INDX 2006-AR2 02/28/2006            $250,669.10
 1006944282          4282         XXXXXX4282             659                 INDX 2006-AR2 02/28/2006            $120,457.57
 1006944365          4365         XXXXXX4365             659                 INDX 2006-AR2 02/28/2006            $254,408.92
 1006944902          4902         XXXXXX4902             659                 INDX 2006-AR2 02/28/2006            $423,324.27
 1006944910          4910         XXXXXX4910             659                 INDX 2006-AR2 02/28/2006             $57,687.39
 1006944951          4951         XXXXXX4951             659                 INDX 2006-AR2 02/28/2006            $581,959.10
 1006944969          4969         XXXXXX4969             659                 INDX 2006-AR2 02/28/2006            $410,962.89
 1006945040          5040         XXXXXX5040             659                 INDX 2006-AR2 02/28/2006            $260,255.97
 1006945123          5123         XXXXXX5123             659                 INDX 2006-AR2 02/28/2006            $405,172.74
 1006945230          5230         XXXXXX5230             659                 INDX 2006-AR2 02/28/2006               $0.00
 1006945479          5479         XXXXXX5479             659                 INDX 2006-AR2 02/28/2006               $0.00
 1006945503          5503         XXXXXX5503             659                 INDX 2006-AR2 02/28/2006            $316,070.07
 1006945552          5552         XXXXXX5552             659                 INDX 2006-AR2 02/28/2006            $193,173.64
 1006945636          5636         XXXXXX5636             659                 INDX 2006-AR2 02/28/2006               $0.00
 1006945768          5768         XXXXXX5768             659                 INDX 2006-AR2 02/28/2006            $192,260.65
 1006945776          5776         XXXXXX5776             659                 INDX 2006-AR2 02/28/2006            $424,332.56
 1006945784          5784         XXXXXX5784             659                 INDX 2006-AR2 02/28/2006            $293,005.40
 1006945826          5826         XXXXXX5826             659                 INDX 2006-AR2 02/28/2006            $542,264.72
 1006945859          5859         XXXXXX5859             659                 INDX 2006-AR2 02/28/2006            $235,753.42
 1006946220          6220         XXXXXX6220             659                 INDX 2006-AR2 02/28/2006            $303,652.63
 1006946337          6337         XXXXXX6337             659                 INDX 2006-AR2 02/28/2006            $175,170.77
 1006946345          6345         XXXXXX6345             659                 INDX 2006-AR2 02/28/2006            $276,694.66
 1006946352          6352         XXXXXX6352             659                 INDX 2006-AR2 02/28/2006            $355,438.21
 1006946378          6378         XXXXXX6378             659                 INDX 2006-AR2 02/28/2006            $167,987.92
 1006946683          6683         XXXXXX6683             659                 INDX 2006-AR2 02/28/2006            $254,990.10
 1006946840          6840         XXXXXX6840             659                 INDX 2006-AR2 02/28/2006            $347,216.17
 1006946899          6899         XXXXXX6899             659                 INDX 2006-AR2 02/28/2006            $539,819.62
 1006946956          6956         XXXXXX6956             659                 INDX 2006-AR2 02/28/2006            $481,298.02
 1006947061          7061         XXXXXX7061             659                 INDX 2006-AR2 02/28/2006            $332,104.33
 1006947202          7202         XXXXXX7202             659                 INDX 2006-AR2 02/28/2006            $174,234.41
 1006947418          7418         XXXXXX7418             659                 INDX 2006-AR2 02/28/2006            $121,359.64
 1006947467          7467         XXXXXX7467             659                 INDX 2006-AR2 02/28/2006            $337,229.73
 1006947525          7525         XXXXXX7525             659                 INDX 2006-AR2 02/28/2006            $130,409.14
 1006947533          7533         XXXXXX7533             659                 INDX 2006-AR2 02/28/2006            $319,371.30
 1006947566          7566         XXXXXX7566             659                 INDX 2006-AR2 02/28/2006            $287,275.03
 1006947590          7590         XXXXXX7590             659                 INDX 2006-AR2 02/28/2006            $328,860.19
 1006947616          7616         XXXXXX7616             659                 INDX 2006-AR2 02/28/2006               $0.00
 1006947723          7723         XXXXXX7723             659                 INDX 2006-AR2 02/28/2006            $324,582.59
 1006947798          7798         XXXXXX7798             659                 INDX 2006-AR2 02/28/2006            $206,795.13
 1006947814          7814         XXXXXX7814             659                 INDX 2006-AR2 02/28/2006            $512,627.87
 1006947822          7822         XXXXXX7822             659                 INDX 2006-AR2 02/28/2006            $446,827.54
 1006947848          7848         XXXXXX7848             659                 INDX 2006-AR2 02/28/2006            $214,657.69
 1006947871          7871         XXXXXX7871             659                 INDX 2006-AR2 02/28/2006            $347,192.14
 1006947897          7897         XXXXXX7897             659                 INDX 2006-AR2 02/28/2006            $390,119.12
 1006947905          7905         XXXXXX7905             659                 INDX 2006-AR2 02/28/2006            $338,845.43
 1006947913          7913         XXXXXX7913             659                 INDX 2006-AR2 02/28/2006            $221,096.96
 1006947954          7954         XXXXXX7954             659                 INDX 2006-AR2 02/28/2006               $0.00
 1006947970          7970         XXXXXX7970             659                 INDX 2006-AR2 02/28/2006            $151,815.70
 1006947988          7988         XXXXXX7988             659                 INDX 2006-AR2 02/28/2006            $407,831.68
 1006948085          8085         XXXXXX8085             659                 INDX 2006-AR2 02/28/2006            $258,421.96
 1006948135          8135         XXXXXX8135             659                 INDX 2006-AR2 02/28/2006            $358,154.61
 1006948259          8259         XXXXXX8259             659                 INDX 2006-AR2 02/28/2006            $111,542.98
 1006948390          8390         XXXXXX8390             659                 INDX 2006-AR2 02/28/2006            $535,046.62
 1006948523          8523         XXXXXX8523             659                 INDX 2006-AR2 02/28/2006            $411,229.41
 1006948598          8598         XXXXXX8598             659                 INDX 2006-AR2 02/28/2006            $218,162.70
 1006948663          8663         XXXXXX8663             659                 INDX 2006-AR2 02/28/2006            $428,542.04
 1006948705          8705         XXXXXX8705             659                 INDX 2006-AR2 02/28/2006            $109,623.60
 1006948770          8770         XXXXXX8770             659                 INDX 2006-AR2 02/28/2006            $176,412.78
 1006948853          8853         XXXXXX8853             659                 INDX 2006-AR2 02/28/2006            $414,221.64
 1006948960          8960         XXXXXX8960             659                 INDX 2006-AR2 02/28/2006            $319,239.29
 1006949000          9000         XXXXXX9000             659                 INDX 2006-AR2 02/28/2006            $320,019.73
 1006949042          9042         XXXXXX9042             659                 INDX 2006-AR2 02/28/2006            $196,600.94
 1006949067          9067         XXXXXX9067             659                 INDX 2006-AR2 02/28/2006            $304,155.33
 1006949075          9075         XXXXXX9075             659                 INDX 2006-AR2 02/28/2006            $242,250.36
 1006949265          9265         XXXXXX9265             659                 INDX 2006-AR2 02/28/2006            $357,395.78
 1006949430          9430         XXXXXX9430             659                 INDX 2006-AR2 02/28/2006            $270,531.10
 1006949471          9471         XXXXXX9471             659                 INDX 2006-AR2 02/28/2006            $267,959.84
 1006949638          9638         XXXXXX9638             659                 INDX 2006-AR2 02/28/2006            $410,183.21
 1006949976          9976         XXXXXX9976             659                 INDX 2006-AR2 02/28/2006            $172,434.90
 1006949992          9992         XXXXXX9992             659                 INDX 2006-AR2 02/28/2006            $418,149.37
 1006950131          0131         XXXXXX0131             659                 INDX 2006-AR2 02/28/2006            $117,628.60
 1006950222          0222         XXXXXX0222             659                 INDX 2006-AR2 02/28/2006            $307,289.57
 1006950263          0263         XXXXXX0263             659                 INDX 2006-AR2 02/28/2006            $244,283.88
 1006950453          0453         XXXXXX0453             659                 INDX 2006-AR2 02/28/2006            $328,522.14
 1006950461          0461         XXXXXX0461             659                 INDX 2006-AR2 02/28/2006            $428,368.96
 1006950537          0537         XXXXXX0537             659                 INDX 2006-AR2 02/28/2006            $146,067.23
 1006950545          0545         XXXXXX0545             659                 INDX 2006-AR2 02/28/2006            $184,901.04
 1006950610          0610         XXXXXX0610             659                 INDX 2006-AR2 02/28/2006            $311,569.09
 1006950693          0693         XXXXXX0693             659                 INDX 2006-AR2 02/28/2006            $123,242.22
 1006950842          0842         XXXXXX0842             659                 INDX 2006-AR2 02/28/2006               $0.00
 1006950867          0867         XXXXXX0867             659                 INDX 2006-AR2 02/28/2006            $249,862.06
 1006950917          0917         XXXXXX0917             659                 INDX 2006-AR2 02/28/2006            $263,003.93
 1006950966          0966         XXXXXX0966             659                 INDX 2006-AR2 02/28/2006            $344,647.58
 1006951030          1030         XXXXXX1030             659                 INDX 2006-AR2 02/28/2006            $209,220.28
 1006951246          1246         XXXXXX1246             659                 INDX 2006-AR2 02/28/2006            $479,273.08
 1006951287          1287         XXXXXX1287             659                 INDX 2006-AR2 02/28/2006            $366,597.97
 1006951311          1311         XXXXXX1311             659                 INDX 2006-AR2 02/28/2006               $0.00
 1006951691          1691         XXXXXX1691             659                 INDX 2006-AR2 02/28/2006            $299,869.92
 1006951709          1709         XXXXXX1709             659                 INDX 2006-AR2 02/28/2006            $258,473.02
 1006951832          1832         XXXXXX1832             659                 INDX 2006-AR2 02/28/2006            $244,910.06
 1006951923          1923         XXXXXX1923             659                 INDX 2006-AR2 02/28/2006            $285,587.47
 1006952426          2426         XXXXXX2426             659                 INDX 2006-AR2 02/28/2006            $174,135.18
 1006952541          2541         XXXXXX2541             659                 INDX 2006-AR2 02/28/2006            $307,825.70
 1006952590          2590         XXXXXX2590             659                 INDX 2006-AR2 02/28/2006            $230,264.60
 1006952640          2640         XXXXXX2640             659                 INDX 2006-AR2 02/28/2006            $244,295.21
 1006952756          2756         XXXXXX2756             659                 INDX 2006-AR2 02/28/2006            $222,702.07
 1006953135          3135         XXXXXX3135             659                 INDX 2006-AR2 02/28/2006            $349,276.77
 1006953176          3176         XXXXXX3176             659                 INDX 2006-AR2 02/28/2006            $178,517.54
 1006953184          3184         XXXXXX3184             659                 INDX 2006-AR2 02/28/2006            $213,550.67
 1006953275          3275         XXXXXX3275             659                 INDX 2006-AR2 02/28/2006            $493,099.98
 1006953291          3291         XXXXXX3291             659                 INDX 2006-AR2 02/28/2006               $0.00
 1006953531          3531         XXXXXX3531             659                 INDX 2006-AR2 02/28/2006             $91,350.54
 1006953580          3580         XXXXXX3580             659                 INDX 2006-AR2 02/28/2006            $187,743.78
 1006953630          3630         XXXXXX3630             659                 INDX 2006-AR2 02/28/2006            $284,734.74
 1006953671          3671         XXXXXX3671             659                 INDX 2006-AR2 02/28/2006            $291,296.90
 1006953689          3689         XXXXXX3689             659                 INDX 2006-AR2 02/28/2006            $381,853.59
 1006953986          3986         XXXXXX3986             659                 INDX 2006-AR2 02/28/2006            $452,343.77
 1006954240          4240         XXXXXX4240             659                 INDX 2006-AR2 02/28/2006            $450,989.44
 1006954299          4299         XXXXXX4299             659                 INDX 2006-AR2 02/28/2006            $145,935.83
 1006954356          4356         XXXXXX4356             659                 INDX 2006-AR2 02/28/2006               $0.00
 1006954364          4364         XXXXXX4364             659                 INDX 2006-AR2 02/28/2006            $220,093.94
 1006954380          4380         XXXXXX4380             659                 INDX 2006-AR2 02/28/2006            $164,873.32
 1006954638          4638         XXXXXX4638             659                 INDX 2006-AR2 02/28/2006            $159,474.55
 1006954786          4786         XXXXXX4786             659                 INDX 2006-AR2 02/28/2006            $168,668.05
 1006955114          5114         XXXXXX5114             659                 INDX 2006-AR2 02/28/2006            $143,946.01
 1006955213          5213         XXXXXX5213             659                 INDX 2006-AR2 02/28/2006            $220,041.64
 1006955254          5254         XXXXXX5254             659                 INDX 2006-AR2 02/28/2006            $410,383.35
 1006955338          5338         XXXXXX5338             659                 INDX 2006-AR2 02/28/2006            $298,750.29
 1006955544          5544         XXXXXX5544             659                 INDX 2006-AR2 02/28/2006            $601,743.63
 1006955593          5593         XXXXXX5593             659                 INDX 2006-AR2 02/28/2006            $312,928.33
 1006955726          5726         XXXXXX5726             659                 INDX 2006-AR2 02/28/2006            $179,038.40
 1006955759          5759         XXXXXX5759             659                 INDX 2006-AR2 02/28/2006             $90,411.77
 1006955809          5809         XXXXXX5809             659                 INDX 2006-AR2 02/28/2006            $145,141.19
 1006956039          6039         XXXXXX6039             659                 INDX 2006-AR2 02/28/2006            $204,329.93
 1006956179          6179         XXXXXX6179             659                 INDX 2006-AR2 02/28/2006            $201,314.51
 1006956260          6260         XXXXXX6260             659                 INDX 2006-AR2 02/28/2006            $215,822.94
 1006956377          6377         XXXXXX6377             659                 INDX 2006-AR2 02/28/2006               $0.00
 1006956401          6401         XXXXXX6401             659                 INDX 2006-AR2 02/28/2006            $415,112.82
 1006956435          6435         XXXXXX6435             659                 INDX 2006-AR2 02/28/2006            $104,028.36
 1006956468          6468         XXXXXX6468             659                 INDX 2006-AR2 02/28/2006            $398,280.55
 1006956476          6476         XXXXXX6476             659                 INDX 2006-AR2 02/28/2006            $362,384.47
 1006956765          6765         XXXXXX6765             659                 INDX 2006-AR2 02/28/2006            $353,488.67
 1006957110          7110         XXXXXX7110             659                 INDX 2006-AR2 02/28/2006            $196,081.44
 1006957235          7235         XXXXXX7235             659                 INDX 2006-AR2 02/28/2006               $0.00
 1006957391          7391         XXXXXX7391             659                 INDX 2006-AR2 02/28/2006            $181,887.87
 1006957573          7573         XXXXXX7573             659                 INDX 2006-AR2 02/28/2006            $117,782.31
 1006958035          8035         XXXXXX8035             659                 INDX 2006-AR2 02/28/2006            $444,875.14
 1006958068          8068         XXXXXX8068             659                 INDX 2006-AR2 02/28/2006               $0.00
 1006958076          8076         XXXXXX8076             659                 INDX 2006-AR2 02/28/2006            $411,306.27
 1006958092          8092         XXXXXX8092             659                 INDX 2006-AR2 02/28/2006            $318,132.22
 1006958100          8100         XXXXXX8100             659                 INDX 2006-AR2 02/28/2006            $117,243.56
 1006958217          8217         XXXXXX8217             659                 INDX 2006-AR2 02/28/2006            $504,654.66
 1006958704          8704         XXXXXX8704             659                 INDX 2006-AR2 02/28/2006            $394,657.20
 1006958852          8852         XXXXXX8852             659                 INDX 2006-AR2 02/28/2006            $704,803.02
 1006958977          8977         XXXXXX8977             659                 INDX 2006-AR2 02/28/2006            $348,305.80
 1006959074          9074         XXXXXX9074             659                 INDX 2006-AR2 02/28/2006            $484,430.73
 1006959108          9108         XXXXXX9108             659                 INDX 2006-AR2 02/28/2006            $591,327.57
 1006959157          9157         XXXXXX9157             659                 INDX 2006-AR2 02/28/2006            $259,681.51
 1006959249          9249         XXXXXX9249             659                 INDX 2006-AR2 02/28/2006            $142,274.79
 1006959348          9348         XXXXXX9348             659                 INDX 2006-AR2 02/28/2006            $310,600.49
 1006959371          9371         XXXXXX9371             659                 INDX 2006-AR2 02/28/2006            $173,027.80
 1006960221          0221         XXXXXX0221             659                 INDX 2006-AR2 02/28/2006            $329,734.60
 1006960270          0270         XXXXXX0270             659                 INDX 2006-AR2 02/28/2006            $610,899.78
 1006960320          0320         XXXXXX0320             659                 INDX 2006-AR2 02/28/2006            $349,962.00
 1006960353          0353         XXXXXX0353             659                 INDX 2006-AR2 02/28/2006            $650,024.62
 1006960379          0379         XXXXXX0379             659                 INDX 2006-AR2 02/28/2006            $434,898.65
 1006960478          0478         XXXXXX0478             659                 INDX 2006-AR2 02/28/2006            $247,213.51
 1006960973          0973         XXXXXX0973             659                 INDX 2006-AR2 02/28/2006            $423,707.34
 1006960999          0999         XXXXXX0999             659                 INDX 2006-AR2 02/28/2006            $133,077.84
 1006961005          1005         XXXXXX1005             659                 INDX 2006-AR2 02/28/2006            $208,175.35
 1006961138          1138         XXXXXX1138             659                 INDX 2006-AR2 02/28/2006            $210,116.99
 1006961195          1195         XXXXXX1195             659                 INDX 2006-AR2 02/28/2006            $127,957.70
 1006961203          1203         XXXXXX1203             659                 INDX 2006-AR2 02/28/2006            $259,102.85
 1006961245          1245         XXXXXX1245             659                 INDX 2006-AR2 02/28/2006            $207,871.05
 1006961351          1351         XXXXXX1351             659                 INDX 2006-AR2 02/28/2006               $0.00
 1006961500          1500         XXXXXX1500             659                 INDX 2006-AR2 02/28/2006               $0.00
 1006961534          1534         XXXXXX1534             659                 INDX 2006-AR2 02/28/2006             $64,874.93
 1006961559          1559         XXXXXX1559             659                 INDX 2006-AR2 02/28/2006            $181,633.27
 1006961658          1658         XXXXXX1658             659                 INDX 2006-AR2 02/28/2006            $441,838.93
 1006961682          1682         XXXXXX1682             659                 INDX 2006-AR2 02/28/2006            $329,539.98
 1006961716          1716         XXXXXX1716             659                 INDX 2006-AR2 02/28/2006            $230,169.26
 1006961898          1898         XXXXXX1898             659                 INDX 2006-AR2 02/28/2006            $198,541.31
 1006961955          1955         XXXXXX1955             659                 INDX 2006-AR2 02/28/2006            $291,014.97
 1006961989          1989         XXXXXX1989             659                 INDX 2006-AR2 02/28/2006            $174,107.21
 1006962045          2045         XXXXXX2045             659                 INDX 2006-AR2 02/28/2006            $151,311.54
 1006962177          2177         XXXXXX2177             659                 INDX 2006-AR2 02/28/2006            $420,222.46
 1006962250          2250         XXXXXX2250             659                 INDX 2006-AR2 02/28/2006            $161,611.00
 1006962318          2318         XXXXXX2318             659                 INDX 2006-AR2 02/28/2006            $268,787.95
 1006962391          2391         XXXXXX2391             659                 INDX 2006-AR2 02/28/2006            $254,411.32
 1006962425          2425         XXXXXX2425             659                 INDX 2006-AR2 02/28/2006            $173,681.72
 1006962466          2466         XXXXXX2466             659                 INDX 2006-AR2 02/28/2006            $257,214.81
 1006962631          2631         XXXXXX2631             659                 INDX 2006-AR2 02/28/2006            $303,034.95
 1006962649          2649         XXXXXX2649             659                 INDX 2006-AR2 02/28/2006            $390,776.97
 1006962656          2656         XXXXXX2656             659                 INDX 2006-AR2 02/28/2006            $185,023.11
 1006962714          2714         XXXXXX2714             659                 INDX 2006-AR2 02/28/2006            $280,032.76
 1006962722          2722         XXXXXX2722             659                 INDX 2006-AR2 02/28/2006            $267,477.68
 1006962839          2839         XXXXXX2839             659                 INDX 2006-AR2 02/28/2006            $181,922.37
 1006962904          2904         XXXXXX2904             659                 INDX 2006-AR2 02/28/2006            $448,069.34
 1006962912          2912         XXXXXX2912             659                 INDX 2006-AR2 02/28/2006            $330,837.22
 1006962920          2920         XXXXXX2920             659                 INDX 2006-AR2 02/28/2006            $161,501.03
 1006963050          3050         XXXXXX3050             659                 INDX 2006-AR2 02/28/2006            $312,311.44
 1006963282          3282         XXXXXX3282             659                 INDX 2006-AR2 02/28/2006            $178,880.96
 1006963290          3290         XXXXXX3290             659                 INDX 2006-AR2 02/28/2006            $138,184.28
 1006963316          3316         XXXXXX3316             659                 INDX 2006-AR2 02/28/2006            $340,264.32
 1006963472          3472         XXXXXX3472             659                 INDX 2006-AR2 02/28/2006            $157,937.22
 1006963563          3563         XXXXXX3563             659                 INDX 2006-AR2 02/28/2006               $0.00
 1006963712          3712         XXXXXX3712             659                 INDX 2006-AR2 02/28/2006            $190,963.80
 1006963803          3803         XXXXXX3803             659                 INDX 2006-AR2 02/28/2006            $198,668.87
 1006963878          3878         XXXXXX3878             659                 INDX 2006-AR2 02/28/2006            $342,430.32
 1006964025          4025         XXXXXX4025             659                 INDX 2006-AR2 02/28/2006               $0.00
 1006964504          4504         XXXXXX4504             659                 INDX 2006-AR2 02/28/2006            $188,139.90
 1006964645          4645         XXXXXX4645             659                 INDX 2006-AR2 02/28/2006            $328,020.67
 1006964736          4736         XXXXXX4736             659                 INDX 2006-AR2 02/28/2006            $272,319.05
 1006964918          4918         XXXXXX4918             659                 INDX 2006-AR2 02/28/2006            $332,666.20
 1006964967          4967         XXXXXX4967             659                 INDX 2006-AR2 02/28/2006            $272,552.47
 1006965212          5212         XXXXXX5212             659                 INDX 2006-AR2 02/28/2006            $523,723.12
 1006965220          5220         XXXXXX5220             659                 INDX 2006-AR2 02/28/2006               $0.00
 1006965279          5279         XXXXXX5279             659                 INDX 2006-AR2 02/28/2006            $189,717.23
 1006965303          5303         XXXXXX5303             659                 INDX 2006-AR2 02/28/2006            $352,580.57
 1006965402          5402         XXXXXX5402             659                 INDX 2006-AR2 02/28/2006               $0.00
 1006965410          5410         XXXXXX5410             659                 INDX 2006-AR2 02/28/2006            $276,935.43
 1006965469          5469         XXXXXX5469             659                 INDX 2006-AR2 02/28/2006            $209,445.89
 1006965477          5477         XXXXXX5477             659                 INDX 2006-AR2 02/28/2006            $346,415.11
 1006965527          5527         XXXXXX5527             659                 INDX 2006-AR2 02/28/2006            $230,644.21
 1006965535          5535         XXXXXX5535             659                 INDX 2006-AR2 02/28/2006            $196,205.98
 1006965683          5683         XXXXXX5683             659                 INDX 2006-AR2 02/28/2006            $386,007.23
 1006966384          6384         XXXXXX6384             659                 INDX 2006-AR2 02/28/2006            $556,497.76
 1006966483          6483         XXXXXX6483             659                 INDX 2006-AR2 02/28/2006            $359,597.44
 1006966525          6525         XXXXXX6525             659                 INDX 2006-AR2 02/28/2006            $501,200.47
 1006966574          6574         XXXXXX6574             659                 INDX 2006-AR2 02/28/2006               $0.00
 1006966616          6616         XXXXXX6616             659                 INDX 2006-AR2 02/28/2006            $139,242.40
 1006966756          6756         XXXXXX6756             659                 INDX 2006-AR2 02/28/2006            $176,816.67
 1006966905          6905         XXXXXX6905             659                 INDX 2006-AR2 02/28/2006            $369,306.66
 1006966954          6954         XXXXXX6954             659                 INDX 2006-AR2 02/28/2006            $161,880.87
 1006967358          7358         XXXXXX7358             659                 INDX 2006-AR2 02/28/2006            $180,372.81
 1006967465          7465         XXXXXX7465             659                 INDX 2006-AR2 02/28/2006            $373,476.43
 1006967564          7564         XXXXXX7564             659                 INDX 2006-AR2 02/28/2006            $170,602.22
 1006967952          7952         XXXXXX7952             659                 INDX 2006-AR2 02/28/2006            $216,411.90
 1006968042          8042         XXXXXX8042             659                 INDX 2006-AR2 02/28/2006            $416,621.30
 1006968083          8083         XXXXXX8083             659                 INDX 2006-AR2 02/28/2006               $0.00
 1006968208          8208         XXXXXX8208             659                 INDX 2006-AR2 02/28/2006            $189,664.85
 1006968489          8489         XXXXXX8489             659                 INDX 2006-AR2 02/28/2006               $0.00
 1006968570          8570         XXXXXX8570             659                 INDX 2006-AR2 02/28/2006            $263,215.59
 1006968711          8711         XXXXXX8711             659                 INDX 2006-AR2 02/28/2006            $384,844.58
 1006968737          8737         XXXXXX8737             659                 INDX 2006-AR2 02/28/2006            $380,417.96
 1006969297          9297         XXXXXX9297             659                 INDX 2006-AR2 02/28/2006            $146,547.75
 1006969552          9552         XXXXXX9552             659                 INDX 2006-AR2 02/28/2006            $329,286.25
 1006969735          9735         XXXXXX9735             659                 INDX 2006-AR2 02/28/2006            $411,353.56
 1006969750          9750         XXXXXX9750             659                 INDX 2006-AR2 02/28/2006            $210,536.22
 1006969800          9800         XXXXXX9800             659                 INDX 2006-AR2 02/28/2006            $233,312.60
 1006969859          9859         XXXXXX9859             659                 INDX 2006-AR2 02/28/2006            $496,608.63
 1006969974          9974         XXXXXX9974             659                 INDX 2006-AR2 02/28/2006            $458,931.54
 1006970006          0006         XXXXXX0006             659                 INDX 2006-AR2 02/28/2006               $0.00
 1006970014          0014         XXXXXX0014             659                 INDX 2006-AR2 02/28/2006            $406,527.78
 1006970121          0121         XXXXXX0121             659                 INDX 2006-AR2 02/28/2006            $328,510.18
 1006970147          0147         XXXXXX0147             659                 INDX 2006-AR2 02/28/2006               $0.00
 1006970170          0170         XXXXXX0170             659                 INDX 2006-AR2 02/28/2006            $439,575.54
 1006970279          0279         XXXXXX0279             659                 INDX 2006-AR2 02/28/2006            $429,422.06
 1006970303          0303         XXXXXX0303             659                 INDX 2006-AR2 02/28/2006            $309,517.80
 1006970386          0386         XXXXXX0386             659                 INDX 2006-AR2 02/28/2006               $0.00
 1006970519          0519         XXXXXX0519             659                 INDX 2006-AR2 02/28/2006            $413,950.46
 1006970550          0550         XXXXXX0550             659                 INDX 2006-AR2 02/28/2006            $296,878.51
 1006970568          0568         XXXXXX0568             659                 INDX 2006-AR2 02/28/2006            $332,486.80
 1006970642          0642         XXXXXX0642             659                 INDX 2006-AR2 02/28/2006            $419,998.19
 1006971087          1087         XXXXXX1087             659                 INDX 2006-AR2 02/28/2006            $397,506.68
 1006971228          1228         XXXXXX1228             659                 INDX 2006-AR2 02/28/2006            $444,875.14
 1006971244          1244         XXXXXX1244             659                 INDX 2006-AR2 02/28/2006               $0.00
 1006971285          1285         XXXXXX1285             659                 INDX 2006-AR2 02/28/2006            $191,925.69
 1006971418          1418         XXXXXX1418             659                 INDX 2006-AR2 02/28/2006            $254,600.28
 1006971459          1459         XXXXXX1459             659                 INDX 2006-AR2 02/28/2006            $176,753.31
 1006971558          1558         XXXXXX1558             659                 INDX 2006-AR2 02/28/2006            $350,299.95
 1006971889          1889         XXXXXX1889             659                 INDX 2006-AR2 02/28/2006            $234,319.60
 1006971962          1962         XXXXXX1962             659                 INDX 2006-AR2 02/28/2006             $79,557.67
 1006972036          2036         XXXXXX2036             659                 INDX 2006-AR2 02/28/2006            $538,323.61
 1006972234          2234         XXXXXX2234             659                 INDX 2006-AR2 02/28/2006            $365,799.42
 1006972366          2366         XXXXXX2366             659                 INDX 2006-AR2 02/28/2006            $245,028.93
 1006972416          2416         XXXXXX2416             659                 INDX 2006-AR2 02/28/2006            $182,844.98
 1006972523          2523         XXXXXX2523             659                 INDX 2006-AR2 02/28/2006            $457,859.59
 1006972580          2580         XXXXXX2580             659                 INDX 2006-AR2 02/28/2006            $372,760.28
 1006972630          2630         XXXXXX2630             659                 INDX 2006-AR2 02/28/2006            $218,636.91
 1006972754          2754         XXXXXX2754             659                 INDX 2006-AR2 02/28/2006            $484,993.15
 1006972911          2911         XXXXXX2911             659                 INDX 2006-AR2 02/28/2006            $341,462.66
 1006972978          2978         XXXXXX2978             659                 INDX 2006-AR2 02/28/2006            $573,167.66
 1006973364          3364         XXXXXX3364             659                 INDX 2006-AR2 02/28/2006            $289,370.23
 1006973372          3372         XXXXXX3372             659                 INDX 2006-AR2 02/28/2006            $353,698.23
 1006973497          3497         XXXXXX3497             659                 INDX 2006-AR2 02/28/2006            $353,779.86
 1006973737          3737         XXXXXX3737             659                 INDX 2006-AR2 02/28/2006               $0.00
 1006973752          3752         XXXXXX3752             659                 INDX 2006-AR2 02/28/2006            $177,717.04
 1006973950          3950         XXXXXX3950             659                 INDX 2006-AR2 02/28/2006            $256,908.83
 1006973992          3992         XXXXXX3992             659                 INDX 2006-AR2 02/28/2006            $206,438.41
 1006974073          4073         XXXXXX4073             659                 INDX 2006-AR2 02/28/2006            $142,751.28
 1006974107          4107         XXXXXX4107             659                 INDX 2006-AR2 02/28/2006            $450,086.13
 1006974123          4123         XXXXXX4123             659                 INDX 2006-AR2 02/28/2006            $249,727.48
 1006974156          4156         XXXXXX4156             659                 INDX 2006-AR2 02/28/2006            $213,700.74
 1006974206          4206         XXXXXX4206             659                 INDX 2006-AR2 02/28/2006            $358,620.08
 1006974214          4214         XXXXXX4214             659                 INDX 2006-AR2 02/28/2006            $278,114.90
 1006974222          4222         XXXXXX4222             659                 INDX 2006-AR2 02/28/2006            $372,179.47
 1006974347          4347         XXXXXX4347             659                 INDX 2006-AR2 02/28/2006            $458,754.57
 1006974388          4388         XXXXXX4388             659                 INDX 2006-AR2 02/28/2006            $204,196.72
 1006974404          4404         XXXXXX4404             659                 INDX 2006-AR2 02/28/2006            $424,494.23
 1006974503          4503         XXXXXX4503             659                 INDX 2006-AR2 02/28/2006            $605,871.92
 1006974669          4669         XXXXXX4669             659                 INDX 2006-AR2 02/28/2006            $237,777.92
 1006974800          4800         XXXXXX4800             659                 INDX 2006-AR2 02/28/2006               $0.00
 1006974842          4842         XXXXXX4842             659                 INDX 2006-AR2 02/28/2006            $252,008.97
 1006974925          4925         XXXXXX4925             659                 INDX 2006-AR2 02/28/2006            $394,553.63
 1006974982          4982         XXXXXX4982             659                 INDX 2006-AR2 02/28/2006            $216,987.30
 1006975179          5179         XXXXXX5179             659                 INDX 2006-AR2 02/28/2006            $208,944.25
 1006975310          5310         XXXXXX5310             659                 INDX 2006-AR2 02/28/2006            $123,817.44
 1006975393          5393         XXXXXX5393             659                 INDX 2006-AR2 02/28/2006            $119,797.62
 1006975443          5443         XXXXXX5443             659                 INDX 2006-AR2 02/28/2006            $200,998.83
 1006975542          5542         XXXXXX5542             659                 INDX 2006-AR2 02/28/2006            $371,667.93
 1006975559          5559         XXXXXX5559             659                 INDX 2006-AR2 02/28/2006            $127,205.67
 1006975633          5633         XXXXXX5633             659                 INDX 2006-AR2 02/28/2006            $557,397.45
 1006976417          6417         XXXXXX6417             659                 INDX 2006-AR2 02/28/2006            $295,278.62
 1006976862          6862         XXXXXX6862             659                 INDX 2006-AR2 02/28/2006            $282,638.97
 1006976896          6896         XXXXXX6896             659                 INDX 2006-AR2 02/28/2006            $418,955.77
 1006977324          7324         XXXXXX7324             659                 INDX 2006-AR2 02/28/2006            $319,422.12
 1006977563          7563         XXXXXX7563             659                 INDX 2006-AR2 02/28/2006            $245,770.47
 1006977936          7936         XXXXXX7936             659                 INDX 2006-AR2 02/28/2006            $225,306.88
 1006977944          7944         XXXXXX7944             659                 INDX 2006-AR2 02/28/2006            $403,165.26
 1006978009          8009         XXXXXX8009             659                 INDX 2006-AR2 02/28/2006            $295,041.99
 1006978116          8116         XXXXXX8116             659                 INDX 2006-AR2 02/28/2006            $430,214.56
 1006978181          8181         XXXXXX8181             659                 INDX 2006-AR2 02/28/2006            $505,809.79
 1006978223          8223         XXXXXX8223             659                 INDX 2006-AR2 02/28/2006             $93,425.75
 1006978298          8298         XXXXXX8298             659                 INDX 2006-AR2 02/28/2006            $173,525.06
 1006978348          8348         XXXXXX8348             659                 INDX 2006-AR2 02/28/2006            $314,723.96
 1006978355          8355         XXXXXX8355             659                 INDX 2006-AR2 02/28/2006            $295,075.92
 1006978652          8652         XXXXXX8652             659                 INDX 2006-AR2 02/28/2006            $418,638.53
 1006978694          8694         XXXXXX8694             659                 INDX 2006-AR2 02/28/2006            $271,995.49
 1006978728          8728         XXXXXX8728             659                 INDX 2006-AR2 02/28/2006            $310,423.73
 1006978736          8736         XXXXXX8736             659                 INDX 2006-AR2 02/28/2006            $176,356.86
 1006978777          8777         XXXXXX8777             659                 INDX 2006-AR2 02/28/2006            $194,469.34
 1006978819          8819         XXXXXX8819             659                 INDX 2006-AR2 02/28/2006            $537,756.86
 1006979205          9205         XXXXXX9205             659                 INDX 2006-AR2 02/28/2006            $187,454.04
 1006979338          9338         XXXXXX9338             659                 INDX 2006-AR2 02/28/2006            $598,483.58
 1006979403          9403         XXXXXX9403             659                 INDX 2006-AR2 02/28/2006            $319,094.90
 1006979445          9445         XXXXXX9445             659                 INDX 2006-AR2 02/28/2006            $163,834.32
 1006979551          9551         XXXXXX9551             659                 INDX 2006-AR2 02/28/2006            $402,364.85
 1006979593          9593         XXXXXX9593             659                 INDX 2006-AR2 02/28/2006            $424,287.27
 1006979692          9692         XXXXXX9692             659                 INDX 2006-AR2 02/28/2006            $409,719.45
 1006979882          9882         XXXXXX9882             659                 INDX 2006-AR2 02/28/2006            $371,653.46
 1006979890          9890         XXXXXX9890             659                 INDX 2006-AR2 02/28/2006            $128,368.36
 1006979932          9932         XXXXXX9932             659                 INDX 2006-AR2 02/28/2006            $439,614.87
 1006979999          9999         XXXXXX9999             659                 INDX 2006-AR2 02/28/2006            $204,254.31
 1006980104          0104         XXXXXX0104             659                 INDX 2006-AR2 02/28/2006            $499,840.38
 1006980211          0211         XXXXXX0211             659                 INDX 2006-AR2 02/28/2006            $208,363.70
 1006980278          0278         XXXXXX0278             659                 INDX 2006-AR2 02/28/2006               $0.00
 1006980377          0377         XXXXXX0377             659                 INDX 2006-AR2 02/28/2006            $205,015.04
 1006980468          0468         XXXXXX0468             659                 INDX 2006-AR2 02/28/2006            $191,428.09
 1006980930          0930         XXXXXX0930             659                 INDX 2006-AR2 02/28/2006            $270,000.92
 1006980955          0955         XXXXXX0955             659                 INDX 2006-AR2 02/28/2006            $477,430.20
 1006980997          0997         XXXXXX0997             659                 INDX 2006-AR2 02/28/2006            $315,239.92
 1006981805          1805         XXXXXX1805             659                 INDX 2006-AR2 02/28/2006            $178,717.78
 1006981938          1938         XXXXXX1938             659                 INDX 2006-AR2 02/28/2006            $170,856.80
 1006981961          1961         XXXXXX1961             659                 INDX 2006-AR2 02/28/2006            $136,842.32
 1006982084          2084         XXXXXX2084             659                 INDX 2006-AR2 02/28/2006            $245,679.44
 1006982191          2191         XXXXXX2191             659                 INDX 2006-AR2 02/28/2006            $434,951.58
 1006982316          2316         XXXXXX2316             659                 INDX 2006-AR2 02/28/2006            $271,534.02
 1006982449          2449         XXXXXX2449             659                 INDX 2006-AR2 02/28/2006            $472,428.39
 1006982548          2548         XXXXXX2548             659                 INDX 2006-AR2 02/28/2006            $142,967.80
 1006982696          2696         XXXXXX2696             659                 INDX 2006-AR2 02/28/2006            $377,337.55
 1006982712          2712         XXXXXX2712             659                 INDX 2006-AR2 02/28/2006            $376,985.11
 1006982829          2829         XXXXXX2829             659                 INDX 2006-AR2 02/28/2006            $194,659.71
 1006982985          2985         XXXXXX2985             659                 INDX 2006-AR2 02/28/2006               $0.00
 1006982993          2993         XXXXXX2993             659                 INDX 2006-AR2 02/28/2006            $147,302.27
 1006983108          3108         XXXXXX3108             659                 INDX 2006-AR2 02/28/2006            $206,934.35
 1006983207          3207         XXXXXX3207             659                 INDX 2006-AR2 02/28/2006            $206,763.29
 1006983280          3280         XXXXXX3280             659                 INDX 2006-AR2 02/28/2006            $283,838.21
 1006983298          3298         XXXXXX3298             659                 INDX 2006-AR2 02/28/2006            $113,014.88
 1006983314          3314         XXXXXX3314             659                 INDX 2006-AR2 02/28/2006            $153,994.38
 1006983439          3439         XXXXXX3439             659                 INDX 2006-AR2 02/28/2006               $0.00
 1006983454          3454         XXXXXX3454             659                 INDX 2006-AR2 02/28/2006            $287,021.07
 1006983462          3462         XXXXXX3462             659                 INDX 2006-AR2 02/28/2006            $312,167.34
 1006983504          3504         XXXXXX3504             659                 INDX 2006-AR2 02/28/2006            $245,536.91
 1006983538          3538         XXXXXX3538             659                 INDX 2006-AR2 02/28/2006            $486,889.17
 1006983769          3769         XXXXXX3769             659                 INDX 2006-AR2 02/28/2006            $649,268.48
 1006983876          3876         XXXXXX3876             659                 INDX 2006-AR2 02/28/2006            $316,572.09
 1006983967          3967         XXXXXX3967             659                 INDX 2006-AR2 02/28/2006            $382,286.16
 1006984205          4205         XXXXXX4205             659                 INDX 2006-AR2 02/28/2006            $364,949.73
 1006984460          4460         XXXXXX4460             659                 INDX 2006-AR2 02/28/2006            $370,495.83
 1006984577          4577         XXXXXX4577             659                 INDX 2006-AR2 02/28/2006            $467,147.36
 1006985368          5368         XXXXXX5368             659                 INDX 2006-AR2 02/28/2006            $180,627.76
 1006985442          5442         XXXXXX5442             659                 INDX 2006-AR2 02/28/2006            $537,433.22
 1006985459          5459         XXXXXX5459             659                 INDX 2006-AR2 02/28/2006            $497,543.94
 1006985491          5491         XXXXXX5491             659                 INDX 2006-AR2 02/28/2006            $305,177.99
 1006985624          5624         XXXXXX5624             659                 INDX 2006-AR2 02/28/2006            $289,610.72
 1006985830          5830         XXXXXX5830             659                 INDX 2006-AR2 02/28/2006               $0.00
 1006985855          5855         XXXXXX5855             659                 INDX 2006-AR2 02/28/2006            $535,183.12
 1006985871          5871         XXXXXX5871             659                 INDX 2006-AR2 02/28/2006            $553,363.47
 1006985889          5889         XXXXXX5889             659                 INDX 2006-AR2 02/28/2006            $119,817.89
 1006985996          5996         XXXXXX5996             659                 INDX 2006-AR2 02/28/2006            $283,775.52
 1006986119          6119         XXXXXX6119             659                 INDX 2006-AR2 02/28/2006            $271,227.34
 1006986192          6192         XXXXXX6192             659                 INDX 2006-AR2 02/28/2006            $304,584.21
 1006986291          6291         XXXXXX6291             659                 INDX 2006-AR2 02/28/2006            $274,196.09
 1006986408          6408         XXXXXX6408             659                 INDX 2006-AR2 02/28/2006            $111,440.28
 1006986648          6648         XXXXXX6648             659                 INDX 2006-AR2 02/28/2006            $512,826.63
 1006986838          6838         XXXXXX6838             659                 INDX 2006-AR2 02/28/2006            $304,211.12
 1006987034          7034         XXXXXX7034             659                 INDX 2006-AR2 02/28/2006            $304,458.30
 1006987190          7190         XXXXXX7190             659                 INDX 2006-AR2 02/28/2006            $271,943.43
 1006987240          7240         XXXXXX7240             659                 INDX 2006-AR2 02/28/2006            $169,191.29
 1006987307          7307         XXXXXX7307             659                 INDX 2006-AR2 02/28/2006            $334,041.20
 1006987323          7323         XXXXXX7323             659                 INDX 2006-AR2 02/28/2006               $0.00
 1006987505          7505         XXXXXX7505             659                 INDX 2006-AR2 02/28/2006            $278,709.29
 1006987513          7513         XXXXXX7513             659                 INDX 2006-AR2 02/28/2006            $453,771.45
 1006987570          7570         XXXXXX7570             659                 INDX 2006-AR2 02/28/2006            $229,915.41
 1006987612          7612         XXXXXX7612             659                 INDX 2006-AR2 02/28/2006            $371,416.74
 1006987687          7687         XXXXXX7687             659                 INDX 2006-AR2 02/28/2006               $0.00
 1006987885          7885         XXXXXX7885             659                 INDX 2006-AR2 02/28/2006            $174,165.54
 1006987943          7943         XXXXXX7943             659                 INDX 2006-AR2 02/28/2006               $0.00
 1006987968          7968         XXXXXX7968             659                 INDX 2006-AR2 02/28/2006            $163,505.02
 1006988131          8131         XXXXXX8131             659                 INDX 2006-AR2 02/28/2006            $175,800.66
 1006988271          8271         XXXXXX8271             659                 INDX 2006-AR2 02/28/2006            $291,365.94
 1006988487          8487         XXXXXX8487             659                 INDX 2006-AR2 02/28/2006            $250,765.11
 1006988503          8503         XXXXXX8503             659                 INDX 2006-AR2 02/28/2006            $352,427.38
 1006988677          8677         XXXXXX8677             659                 INDX 2006-AR2 02/28/2006            $297,782.61
 1006988826          8826         XXXXXX8826             659                 INDX 2006-AR2 02/28/2006            $382,147.76
 1006988859          8859         XXXXXX8859             659                 INDX 2006-AR2 02/28/2006            $460,280.51
 1006989071          9071         XXXXXX9071             659                 INDX 2006-AR2 02/28/2006            $114,792.88
 1006989204          9204         XXXXXX9204             659                 INDX 2006-AR2 02/28/2006            $237,097.72
 1006989238          9238         XXXXXX9238             659                 INDX 2006-AR2 02/28/2006            $174,526.97
 1006989626          9626         XXXXXX9626             659                 INDX 2006-AR2 02/28/2006            $183,899.00
 1006989659          9659         XXXXXX9659             659                 INDX 2006-AR2 02/28/2006            $631,704.74
 1006989691          9691         XXXXXX9691             659                 INDX 2006-AR2 02/28/2006            $345,439.01
 1006989709          9709         XXXXXX9709             659                 INDX 2006-AR2 02/28/2006            $164,889.41
 1006990053          0053         XXXXXX0053             659                 INDX 2006-AR2 02/28/2006            $490,116.31
 1006990186          0186         XXXXXX0186             659                 INDX 2006-AR2 02/28/2006            $351,144.40
 1006990194          0194         XXXXXX0194             659                 INDX 2006-AR2 02/28/2006            $305,737.96
 1006990947          0947         XXXXXX0947             659                 INDX 2006-AR2 02/28/2006            $286,407.62
 1006990996          0996         XXXXXX0996             659                 INDX 2006-AR2 02/28/2006            $388,619.40
 1006991036          1036         XXXXXX1036             659                 INDX 2006-AR2 02/28/2006            $171,985.49
 1006991192          1192         XXXXXX1192             659                 INDX 2006-AR2 02/28/2006               $0.00
 1006991291          1291         XXXXXX1291             659                 INDX 2006-AR2 02/28/2006            $102,253.00
 1006991390          1390         XXXXXX1390             659                 INDX 2006-AR2 02/28/2006            $487,930.86
 1006991432          1432         XXXXXX1432             659                 INDX 2006-AR2 02/28/2006            $422,909.41
 1006991515          1515         XXXXXX1515             659                 INDX 2006-AR2 02/28/2006            $403,959.62
 1006991937          1937         XXXXXX1937             659                 INDX 2006-AR2 02/28/2006            $377,924.03
 1006992141          2141         XXXXXX2141             659                 INDX 2006-AR2 02/28/2006            $278,275.26
 1006992661          2661         XXXXXX2661             659                 INDX 2006-AR2 02/28/2006            $275,013.72
 1006992927          2927         XXXXXX2927             659                 INDX 2006-AR2 02/28/2006            $249,568.40
 1006993172          3172         XXXXXX3172             659                 INDX 2006-AR2 02/28/2006            $868,041.51
 1006993230          3230         XXXXXX3230             659                 INDX 2006-AR2 02/28/2006            $498,855.57
 1006993263          3263         XXXXXX3263             659                 INDX 2006-AR2 02/28/2006            $162,117.15
 1006993313          3313         XXXXXX3313             659                 INDX 2006-AR2 02/28/2006            $110,069.27
 1006993354          3354         XXXXXX3354             659                 INDX 2006-AR2 02/28/2006            $367,034.84
 1006993560          3560         XXXXXX3560             659                 INDX 2006-AR2 02/28/2006            $407,551.43
 1006993628          3628         XXXXXX3628             659                 INDX 2006-AR2 02/28/2006               $0.00
 1006993701          3701         XXXXXX3701             659                 INDX 2006-AR2 02/28/2006            $483,198.40
 1006993719          3719         XXXXXX3719             659                 INDX 2006-AR2 02/28/2006            $436,808.80
 1006993743          3743         XXXXXX3743             659                 INDX 2006-AR2 02/28/2006            $253,221.16
 1006993834          3834         XXXXXX3834             659                 INDX 2006-AR2 02/28/2006            $237,292.34
 1006993842          3842         XXXXXX3842             659                 INDX 2006-AR2 02/28/2006            $197,066.36
 1006993859          3859         XXXXXX3859             659                 INDX 2006-AR2 02/28/2006            $227,490.52
 1006993867          3867         XXXXXX3867             659                 INDX 2006-AR2 02/28/2006            $344,351.48
 1006993883          3883         XXXXXX3883             659                 INDX 2006-AR2 02/28/2006            $211,775.68
 1006993941          3941         XXXXXX3941             659                 INDX 2006-AR2 02/28/2006            $433,996.38
 1006994337          4337         XXXXXX4337             659                 INDX 2006-AR2 02/28/2006            $399,253.19
 1006994774          4774         XXXXXX4774             659                 INDX 2006-AR2 02/28/2006            $293,116.77
 1006995045          5045         XXXXXX5045             659                 INDX 2006-AR2 02/28/2006            $275,410.10
 1006995250          5250         XXXXXX5250             659                 INDX 2006-AR2 02/28/2006               $0.00
 1006995300          5300         XXXXXX5300             659                 INDX 2006-AR2 02/28/2006               $0.00
 1006995458          5458         XXXXXX5458             659                 INDX 2006-AR2 02/28/2006            $145,106.71
 1006995508          5508         XXXXXX5508             659                 INDX 2006-AR2 02/28/2006            $245,349.48
 1006995573          5573         XXXXXX5573             659                 INDX 2006-AR2 02/28/2006            $353,195.35
 1006995672          5672         XXXXXX5672             659                 INDX 2006-AR2 02/28/2006            $138,031.27
 1006995789          5789         XXXXXX5789             659                 INDX 2006-AR2 02/28/2006            $115,008.06
 1006995813          5813         XXXXXX5813             659                 INDX 2006-AR2 02/28/2006            $307,475.83
 1006995896          5896         XXXXXX5896             659                 INDX 2006-AR2 02/28/2006            $111,453.30
 1006996134          6134         XXXXXX6134             659                 INDX 2006-AR2 02/28/2006            $222,202.37
 1006996167          6167         XXXXXX6167             659                 INDX 2006-AR2 02/28/2006            $340,901.27
 1006996225          6225         XXXXXX6225             659                 INDX 2006-AR2 02/28/2006            $268,073.40
 1006996233          6233         XXXXXX6233             659                 INDX 2006-AR2 02/28/2006            $117,429.98
 1006996563          6563         XXXXXX6563             659                 INDX 2006-AR2 02/28/2006            $329,298.61
 1006996571          6571         XXXXXX6571             659                 INDX 2006-AR2 02/28/2006            $306,399.34
 1006996589          6589         XXXXXX6589             659                 INDX 2006-AR2 02/28/2006            $186,262.69
 1006996621          6621         XXXXXX6621             659                 INDX 2006-AR2 02/28/2006            $270,937.58
 1006996639          6639         XXXXXX6639             659                 INDX 2006-AR2 02/28/2006            $208,444.31
 1006996720          6720         XXXXXX6720             659                 INDX 2006-AR2 02/28/2006            $461,390.31
 1006997025          7025         XXXXXX7025             659                 INDX 2006-AR2 02/28/2006               $0.00
 1006997181          7181         XXXXXX7181             659                 INDX 2006-AR2 02/28/2006            $251,939.58
 1006997678          7678         XXXXXX7678             659                 INDX 2006-AR2 02/28/2006            $234,062.89
 1006997710          7710         XXXXXX7710             659                 INDX 2006-AR2 02/28/2006            $284,885.07
 1006997918          7918         XXXXXX7918             659                 INDX 2006-AR2 02/28/2006            $228,386.09
 1006997934          7934         XXXXXX7934             659                 INDX 2006-AR2 02/28/2006            $170,392.49
 1006997975          7975         XXXXXX7975             659                 INDX 2006-AR2 02/28/2006            $167,285.03
 1006998171          8171         XXXXXX8171             659                 INDX 2006-AR2 02/28/2006            $289,500.54
 1006998189          8189         XXXXXX8189             659                 INDX 2006-AR2 02/28/2006            $285,261.48
 1006998197          8197         XXXXXX8197             659                 INDX 2006-AR2 02/28/2006            $278,931.79
 1006998247          8247         XXXXXX8247             659                 INDX 2006-AR2 02/28/2006            $443,978.85
 1006998262          8262         XXXXXX8262             659                 INDX 2006-AR2 02/28/2006            $362,748.86
 1006998270          8270         XXXXXX8270             659                 INDX 2006-AR2 02/28/2006            $406,659.01
 1006998296          8296         XXXXXX8296             659                 INDX 2006-AR2 02/28/2006            $477,534.65
 1006998387          8387         XXXXXX8387             659                 INDX 2006-AR2 02/28/2006            $297,790.90
 1006998486          8486         XXXXXX8486             659                 INDX 2006-AR2 02/28/2006            $337,607.57
 1006998601          8601         XXXXXX8601             659                 INDX 2006-AR2 02/28/2006            $223,083.03
 1006999765          9765         XXXXXX9765             659                 INDX 2006-AR2 02/28/2006            $513,858.01
 1006999872          9872         XXXXXX9872             659                 INDX 2006-AR2 02/28/2006            $137,802.53
 1006999898          9898         XXXXXX9898             659                 INDX 2006-AR2 02/28/2006            $237,912.19
 1006999971          9971         XXXXXX9971             659                 INDX 2006-AR2 02/28/2006            $267,972.01
 1007000274          0274         XXXXXX0274             659                 INDX 2006-AR2 02/28/2006               $0.00
 1007000290          0290         XXXXXX0290             659                 INDX 2006-AR2 02/28/2006               $0.00
 1007000423          0423         XXXXXX0423             659                 INDX 2006-AR2 02/28/2006            $325,830.23
 1007000480          0480         XXXXXX0480             659                 INDX 2006-AR2 02/28/2006            $368,424.90
 1007000530          0530         XXXXXX0530             659                 INDX 2006-AR2 02/28/2006               $0.00
 1007000548          0548         XXXXXX0548             659                 INDX 2006-AR2 02/28/2006            $298,176.12
 1007000621          0621         XXXXXX0621             659                 INDX 2006-AR2 02/28/2006            $203,297.49
 1007000712          0712         XXXXXX0712             659                 INDX 2006-AR2 02/28/2006            $143,158.06
 1007001017          1017         XXXXXX1017             659                 INDX 2006-AR2 02/28/2006            $244,910.60
 1007001470          1470         XXXXXX1470             659                 INDX 2006-AR2 02/28/2006           $1,014,123.76
 1007001561          1561         XXXXXX1561             659                 INDX 2006-AR2 02/28/2006            $513,389.49
 1007003815          3815         XXXXXX3815             659                 INDX 2006-AR2 02/28/2006            $305,100.58
 1007003849          3849         XXXXXX3849             659                 INDX 2006-AR2 02/28/2006            $272,035.54
 1007003856          3856         XXXXXX3856             659                 INDX 2006-AR2 02/28/2006            $399,448.24
 1007004045          4045         XXXXXX4045             659                 INDX 2006-AR2 02/28/2006            $246,234.82
 1007004193          4193         XXXXXX4193             659                 INDX 2006-AR2 02/28/2006            $425,435.90
 1007004342          4342         XXXXXX4342             659                 INDX 2006-AR2 02/28/2006            $275,024.22
 1007004615          4615         XXXXXX4615             659                 INDX 2006-AR2 02/28/2006            $406,288.41
 1007004771          4771         XXXXXX4771             659                 INDX 2006-AR2 02/28/2006            $164,450.88
 1007004805          4805         XXXXXX4805             659                 INDX 2006-AR2 02/28/2006            $449,468.18
 1007005042          5042         XXXXXX5042             659                 INDX 2006-AR2 02/28/2006            $399,664.13
 1007005372          5372         XXXXXX5372             659                 INDX 2006-AR2 02/28/2006            $250,942.80
 1007005380          5380         XXXXXX5380             659                 INDX 2006-AR2 02/28/2006            $109,044.05
 1007005455          5455         XXXXXX5455             659                 INDX 2006-AR2 02/28/2006            $474,609.15
 1007005505          5505         XXXXXX5505             659                 INDX 2006-AR2 02/28/2006            $136,236.17
 1007005547          5547         XXXXXX5547             659                 INDX 2006-AR2 02/28/2006            $148,109.33
 1007005901          5901         XXXXXX5901             659                 INDX 2006-AR2 02/28/2006               $0.00
 1007006198          6198         XXXXXX6198             659                 INDX 2006-AR2 02/28/2006            $266,889.99
 1007006248          6248         XXXXXX6248             659                 INDX 2006-AR2 02/28/2006            $164,264.61
 1007006438          6438         XXXXXX6438             659                 INDX 2006-AR2 02/28/2006            $308,977.05
 1007006461          6461         XXXXXX6461             659                 INDX 2006-AR2 02/28/2006            $219,097.18
 1007006529          6529         XXXXXX6529             659                 INDX 2006-AR2 02/28/2006            $520,002.61
 1007006651          6651         XXXXXX6651             659                 INDX 2006-AR2 02/28/2006            $153,851.31
 1007006727          6727         XXXXXX6727             659                 INDX 2006-AR2 02/28/2006               $0.00
 1007006966          6966         XXXXXX6966             659                 INDX 2006-AR2 02/28/2006            $306,339.24
 1007007121          7121         XXXXXX7121             659                 INDX 2006-AR2 02/28/2006               $0.00
 1007007444          7444         XXXXXX7444             659                 INDX 2006-AR2 02/28/2006            $251,412.79
 1007007535          7535         XXXXXX7535             659                 INDX 2006-AR2 02/28/2006            $108,918.84
 1007007584          7584         XXXXXX7584             659                 INDX 2006-AR2 02/28/2006            $348,230.22
 1007007832          7832         XXXXXX7832             659                 INDX 2006-AR2 02/28/2006            $267,411.33
 1007007857          7857         XXXXXX7857             659                 INDX 2006-AR2 02/28/2006            $201,168.48
 1007008103          8103         XXXXXX8103             659                 INDX 2006-AR2 02/28/2006            $241,842.90
 1007008178          8178         XXXXXX8178             659                 INDX 2006-AR2 02/28/2006            $156,163.82
 1007008210          8210         XXXXXX8210             659                 INDX 2006-AR2 02/28/2006            $176,168.65
 1007008566          8566         XXXXXX8566             659                 INDX 2006-AR2 02/28/2006            $249,739.64
 1007008665          8665         XXXXXX8665             659                 INDX 2006-AR2 02/28/2006            $268,246.46
 1007008830          8830         XXXXXX8830             659                 INDX 2006-AR2 02/28/2006            $400,581.12
 1007008871          8871         XXXXXX8871             659                 INDX 2006-AR2 02/28/2006            $301,874.03
 1007008947          8947         XXXXXX8947             659                 INDX 2006-AR2 02/28/2006            $164,450.88
 1007008962          8962         XXXXXX8962             659                 INDX 2006-AR2 02/28/2006            $350,473.94
 1007009028          9028         XXXXXX9028             659                 INDX 2006-AR2 02/28/2006            $386,144.95
 1007009127          9127         XXXXXX9127             659                 INDX 2006-AR2 02/28/2006            $413,464.11
 1007009150          9150         XXXXXX9150             659                 INDX 2006-AR2 02/28/2006            $194,198.93
 1007009200          9200         XXXXXX9200             659                 INDX 2006-AR2 02/28/2006               $0.00
 1007009408          9408         XXXXXX9408             659                 INDX 2006-AR2 02/28/2006            $323,722.77
 1007011941          1941         XXXXXX1941             659                 INDX 2006-AR2 02/28/2006            $170,704.84
 1007011974          1974         XXXXXX1974             659                 INDX 2006-AR2 02/28/2006            $242,769.02
 1007012048          2048         XXXXXX2048             659                 INDX 2006-AR2 02/28/2006            $132,924.23
 1007012055          2055         XXXXXX2055             659                 INDX 2006-AR2 02/28/2006            $223,025.25
 1007012097          2097         XXXXXX2097             659                 INDX 2006-AR2 02/28/2006            $192,860.19
 1007012295          2295         XXXXXX2295             659                 INDX 2006-AR2 02/28/2006            $359,320.28
 1007012329          2329         XXXXXX2329             659                 INDX 2006-AR2 02/28/2006            $266,319.62
 1007012428          2428         XXXXXX2428             659                 INDX 2006-AR2 02/28/2006            $307,938.77
 1007012501          2501         XXXXXX2501             659                 INDX 2006-AR2 02/28/2006            $151,152.96
 1007012717          2717         XXXXXX2717             659                 INDX 2006-AR2 02/28/2006            $158,756.64
 1007013772          3772         XXXXXX3772             659                 INDX 2006-AR2 02/28/2006               $0.00
 1007013798          3798         XXXXXX3798             659                 INDX 2006-AR2 02/28/2006            $237,716.96
 1007015157          5157         XXXXXX5157             659                 INDX 2006-AR2 02/28/2006               $0.00
 1007015249          5249         XXXXXX5249             659                 INDX 2006-AR2 02/28/2006            $130,636.57
 1007015587          5587         XXXXXX5587             659                 INDX 2006-AR2 02/28/2006            $223,473.00
 1007015942          5942         XXXXXX5942             659                 INDX 2006-AR2 02/28/2006            $191,497.36
 1007016072          6072         XXXXXX6072             659                 INDX 2006-AR2 02/28/2006            $378,507.50
 1007016106          6106         XXXXXX6106             659                 INDX 2006-AR2 02/28/2006            $319,807.39
 1007017815          7815         XXXXXX7815             659                 INDX 2006-AR2 02/28/2006            $242,439.84
 1007018003          8003         XXXXXX8003             659                 INDX 2006-AR2 02/28/2006            $406,966.59
 1007018045          8045         XXXXXX8045             659                 INDX 2006-AR2 02/28/2006            $294,980.13
 1007018268          8268         XXXXXX8268             659                 INDX 2006-AR2 02/28/2006            $207,198.12
 1007018292          8292         XXXXXX8292             659                 INDX 2006-AR2 02/28/2006            $281,679.04
 1007018359          8359         XXXXXX8359             659                 INDX 2006-AR2 02/28/2006            $278,592.33
 1007018482          8482         XXXXXX8482             659                 INDX 2006-AR2 02/28/2006            $269,168.44
 1007018557          8557         XXXXXX8557             659                 INDX 2006-AR2 02/28/2006            $155,451.97
 1007018706          8706         XXXXXX8706             659                 INDX 2006-AR2 02/28/2006            $357,450.87
 1007018730          8730         XXXXXX8730             659                 INDX 2006-AR2 02/28/2006            $715,592.04
 1007018789          8789         XXXXXX8789             659                 INDX 2006-AR2 02/28/2006            $262,748.95
 1007018904          8904         XXXXXX8904             659                 INDX 2006-AR2 02/28/2006               $0.00
 1007019001          9001         XXXXXX9001             659                 INDX 2006-AR2 02/28/2006            $193,006.35
 1007019340          9340         XXXXXX9340             659                 INDX 2006-AR2 02/28/2006            $194,191.81
 1007019407          9407         XXXXXX9407             659                 INDX 2006-AR2 02/28/2006            $353,629.95
 1007019464          9464         XXXXXX9464             659                 INDX 2006-AR2 02/28/2006            $339,247.52
 1007019522          9522         XXXXXX9522             659                 INDX 2006-AR2 02/28/2006            $230,177.37
 1007019589          9589         XXXXXX9589             659                 INDX 2006-AR2 02/28/2006            $403,098.87
 1007019605          9605         XXXXXX9605             659                 INDX 2006-AR2 02/28/2006            $416,435.88
 1007019613          9613         XXXXXX9613             659                 INDX 2006-AR2 02/28/2006            $410,651.70
 1007019910          9910         XXXXXX9910             659                 INDX 2006-AR2 02/28/2006            $709,723.83
 1007020066          0066         XXXXXX0066             659                 INDX 2006-AR2 02/28/2006            $143,606.09
 1007020108          0108         XXXXXX0108             659                 INDX 2006-AR2 02/28/2006            $370,224.91
 1007020116          0116         XXXXXX0116             659                 INDX 2006-AR2 02/28/2006            $416,460.53
 1007020181          0181         XXXXXX0181             659                 INDX 2006-AR2 02/28/2006            $301,603.54
 1007020215          0215         XXXXXX0215             659                 INDX 2006-AR2 02/28/2006            $375,422.86
 1007020702          0702         XXXXXX0702             659                 INDX 2006-AR2 02/28/2006            $174,114.84
 1007021056          1056         XXXXXX1056             659                 INDX 2006-AR2 02/28/2006            $184,050.28
 1007021122          1122         XXXXXX1122             659                 INDX 2006-AR2 02/28/2006             $51,105.02
 1007021189          1189         XXXXXX1189             659                 INDX 2006-AR2 02/28/2006            $430,366.59
 1007021387          1387         XXXXXX1387             659                 INDX 2006-AR2 02/28/2006            $250,773.53
 1007021494          1494         XXXXXX1494             659                 INDX 2006-AR2 02/28/2006            $355,574.94
 1007021569          1569         XXXXXX1569             659                 INDX 2006-AR2 02/28/2006            $417,647.71
 1007021601          1601         XXXXXX1601             659                 INDX 2006-AR2 02/28/2006            $195,376.83
 1007022443          2443         XXXXXX2443             659                 INDX 2006-AR2 02/28/2006            $109,339.61
 1007022484          2484         XXXXXX2484             659                 INDX 2006-AR2 02/28/2006            $326,241.82
 1007022492          2492         XXXXXX2492             659                 INDX 2006-AR2 02/28/2006            $398,828.58
 1007022526          2526         XXXXXX2526             659                 INDX 2006-AR2 02/28/2006               $0.00
 1007022955          2955         XXXXXX2955             659                 INDX 2006-AR2 02/28/2006            $541,047.67
 1007022989          2989         XXXXXX2989             659                 INDX 2006-AR2 02/28/2006            $151,012.58
 1007023409          3409         XXXXXX3409             659                 INDX 2006-AR2 02/28/2006            $224,321.33
 1007023425          3425         XXXXXX3425             659                 INDX 2006-AR2 02/28/2006            $138,177.06
 1007023458          3458         XXXXXX3458             659                 INDX 2006-AR2 02/28/2006            $363,094.80
 1007023466          3466         XXXXXX3466             659                 INDX 2006-AR2 02/28/2006            $296,648.98
 1007023565          3565         XXXXXX3565             659                 INDX 2006-AR2 02/28/2006            $694,164.36
 1007023581          3581         XXXXXX3581             659                 INDX 2006-AR2 02/28/2006            $505,824.18
 1007023789          3789         XXXXXX3789             659                 INDX 2006-AR2 02/28/2006            $182,116.17
 1007023813          3813         XXXXXX3813             659                 INDX 2006-AR2 02/28/2006            $441,305.57
 1007023839          3839         XXXXXX3839             659                 INDX 2006-AR2 02/28/2006            $556,259.47
 1007023896          3896         XXXXXX3896             659                 INDX 2006-AR2 02/28/2006               $0.00
 1007023920          3920         XXXXXX3920             659                 INDX 2006-AR2 02/28/2006            $174,469.92
 1007024092          4092         XXXXXX4092             659                 INDX 2006-AR2 02/28/2006            $358,441.26
 1007024423          4423         XXXXXX4423             659                 INDX 2006-AR2 02/28/2006            $275,849.65
 1007024472          4472         XXXXXX4472             659                 INDX 2006-AR2 02/28/2006            $232,287.89
 1007024571          4571         XXXXXX4571             659                 INDX 2006-AR2 02/28/2006            $164,509.74
 1007024738          4738         XXXXXX4738             659                 INDX 2006-AR2 02/28/2006            $150,506.09
 1007024811          4811         XXXXXX4811             659                 INDX 2006-AR2 02/28/2006               $0.00
 1007024860          4860         XXXXXX4860             659                 INDX 2006-AR2 02/28/2006            $447,529.11
 1007024878          4878         XXXXXX4878             659                 INDX 2006-AR2 02/28/2006            $437,341.31
 1007024951          4951         XXXXXX4951             659                 INDX 2006-AR2 02/28/2006            $132,524.09
 1007025057          5057         XXXXXX5057             659                 INDX 2006-AR2 02/28/2006               $0.00
 1007025172          5172         XXXXXX5172             659                 INDX 2006-AR2 02/28/2006            $271,620.81
 1007025255          5255         XXXXXX5255             659                 INDX 2006-AR2 02/28/2006            $384,339.34
 1007025446          5446         XXXXXX5446             659                 INDX 2006-AR2 02/28/2006            $285,375.24
 1007025818          5818         XXXXXX5818             659                 INDX 2006-AR2 02/28/2006             $90,803.42
 1007025826          5826         XXXXXX5826             659                 INDX 2006-AR2 02/28/2006               $0.00
 1007025917          5917         XXXXXX5917             659                 INDX 2006-AR2 02/28/2006            $265,970.48
 1007025933          5933         XXXXXX5933             659                 INDX 2006-AR2 02/28/2006            $405,824.24
 1007026006          6006         XXXXXX6006             659                 INDX 2006-AR2 02/28/2006               $0.00
 1007026287          6287         XXXXXX6287             659                 INDX 2006-AR2 02/28/2006            $513,550.63
 1007026360          6360         XXXXXX6360             659                 INDX 2006-AR2 02/28/2006            $324,246.66
 1007027095          7095         XXXXXX7095             659                 INDX 2006-AR2 02/28/2006            $155,044.62
 1007027186          7186         XXXXXX7186             659                 INDX 2006-AR2 02/28/2006            $280,867.51
 1007027228          7228         XXXXXX7228             659                 INDX 2006-AR2 02/28/2006            $263,255.28
 1007027244          7244         XXXXXX7244             659                 INDX 2006-AR2 02/28/2006            $591,567.74
 1007027277          7277         XXXXXX7277             659                 INDX 2006-AR2 02/28/2006               $0.00
 1007027384          7384         XXXXXX7384             659                 INDX 2006-AR2 02/28/2006            $281,846.67
 1007027582          7582         XXXXXX7582             659                 INDX 2006-AR2 02/28/2006            $196,653.38
 1007027731          7731         XXXXXX7731             659                 INDX 2006-AR2 02/28/2006            $251,333.71
 1007028010          8010         XXXXXX8010             659                 INDX 2006-AR2 02/28/2006            $219,279.55
 1007028085          8085         XXXXXX8085             659                 INDX 2006-AR2 02/28/2006            $376,327.40
 1007028218          8218         XXXXXX8218             659                 INDX 2006-AR2 02/28/2006            $278,029.68
 1007028242          8242         XXXXXX8242             659                 INDX 2006-AR2 02/28/2006            $261,378.65
 1007028788          8788         XXXXXX8788             659                 INDX 2006-AR2 02/28/2006            $666,460.86
 1007028937          8937         XXXXXX8937             659                 INDX 2006-AR2 02/28/2006            $704,311.44
 1007028994          8994         XXXXXX8994             659                 INDX 2006-AR2 02/28/2006            $185,618.71
 1007029265          9265         XXXXXX9265             659                 INDX 2006-AR2 02/28/2006            $118,192.95
 1007029364          9364         XXXXXX9364             659                 INDX 2006-AR2 02/28/2006            $444,099.16
 1007029471          9471         XXXXXX9471             659                 INDX 2006-AR2 02/28/2006            $403,048.76
 1007029711          9711         XXXXXX9711             659                 INDX 2006-AR2 02/28/2006            $436,346.26
 1007030545          0545         XXXXXX0545             659                 INDX 2006-AR2 02/28/2006            $437,493.66
 1007030610          0610         XXXXXX0610             659                 INDX 2006-AR2 02/28/2006            $293,430.95
 1007030727          0727         XXXXXX0727             659                 INDX 2006-AR2 02/28/2006            $411,264.09
 1007030818          0818         XXXXXX0818             659                 INDX 2006-AR2 02/28/2006            $146,327.78
 1007031238          1238         XXXXXX1238             659                 INDX 2006-AR2 02/28/2006            $480,065.42
 1007031378          1378         XXXXXX1378             659                 INDX 2006-AR2 02/28/2006            $277,555.53
 1007031485          1485         XXXXXX1485             659                 INDX 2006-AR2 02/28/2006            $194,571.63
 1007031501          1501         XXXXXX1501             659                 INDX 2006-AR2 02/28/2006               $0.00
 1007031808          1808         XXXXXX1808             659                 INDX 2006-AR2 02/28/2006            $226,785.37
 1007031816          1816         XXXXXX1816             659                 INDX 2006-AR2 02/28/2006            $372,322.74
 1007031832          1832         XXXXXX1832             659                 INDX 2006-AR2 02/28/2006            $262,817.17
 1007031980          1980         XXXXXX1980             659                 INDX 2006-AR2 02/28/2006            $614,310.35
 1007032350          2350         XXXXXX2350             659                 INDX 2006-AR2 02/28/2006            $217,876.09
 1007032723          2723         XXXXXX2723             659                 INDX 2006-AR2 02/28/2006            $445,303.64
 1007032806          2806         XXXXXX2806             659                 INDX 2006-AR2 02/28/2006            $366,845.24
 1007032830          2830         XXXXXX2830             659                 INDX 2006-AR2 02/28/2006            $421,922.90
 1007033168          3168         XXXXXX3168             659                 INDX 2006-AR2 02/28/2006            $207,382.03
 1007033234          3234         XXXXXX3234             659                 INDX 2006-AR2 02/28/2006            $304,293.34
 1007033622          3622         XXXXXX3622             659                 INDX 2006-AR2 02/28/2006            $432,441.50
 1007035015          5015         XXXXXX5015             659                 INDX 2006-AR2 02/28/2006               $0.00
 1007035049          5049         XXXXXX5049             659                 INDX 2006-AR2 02/28/2006            $908,999.71
 1007035221          5221         XXXXXX5221             659                 INDX 2006-AR2 02/28/2006            $371,666.44
 1007035288          5288         XXXXXX5288             659                 INDX 2006-AR2 02/28/2006            $192,176.67
 1007035346          5346         XXXXXX5346             659                 INDX 2006-AR2 02/28/2006            $254,362.25
 1007035486          5486         XXXXXX5486             659                 INDX 2006-AR2 02/28/2006            $362,710.60
 1007035841          5841         XXXXXX5841             659                 INDX 2006-AR2 02/28/2006            $670,338.59
 1007035916          5916         XXXXXX5916             659                 INDX 2006-AR2 02/28/2006            $283,228.23
 1007035973          5973         XXXXXX5973             659                 INDX 2006-AR2 02/28/2006            $309,968.33
 1007036112          6112         XXXXXX6112             659                 INDX 2006-AR2 02/28/2006            $140,944.56
 1007036336          6336         XXXXXX6336             659                 INDX 2006-AR2 02/28/2006            $166,191.62
 1007036450          6450         XXXXXX6450             659                 INDX 2006-AR2 02/28/2006            $481,500.68
 1007036658          6658         XXXXXX6658             659                 INDX 2006-AR2 02/28/2006            $155,718.67
 1007036880          6880         XXXXXX6880             659                 INDX 2006-AR2 02/28/2006            $219,502.24
 1007037086          7086         XXXXXX7086             659                 INDX 2006-AR2 02/28/2006            $464,539.90
 1007037334          7334         XXXXXX7334             659                 INDX 2006-AR2 02/28/2006            $364,793.00
 1007037540          7540         XXXXXX7540             659                 INDX 2006-AR2 02/28/2006            $220,480.53
 1007037896          7896         XXXXXX7896             659                 INDX 2006-AR2 02/28/2006            $290,503.52
 1007038092          8092         XXXXXX8092             659                 INDX 2006-AR2 02/28/2006            $307,037.83
 1007038241          8241         XXXXXX8241             659                 INDX 2006-AR2 02/28/2006            $370,146.81
 1007038282          8282         XXXXXX8282             659                 INDX 2006-AR2 02/28/2006            $278,371.29
 1007038449          8449         XXXXXX8449             659                 INDX 2006-AR2 02/28/2006            $138,759.72
 1007038480          8480         XXXXXX8480             659                 INDX 2006-AR2 02/28/2006            $518,734.39
 1007038506          8506         XXXXXX8506             659                 INDX 2006-AR2 02/28/2006            $268,927.43
 1007038597          8597         XXXXXX8597             659                 INDX 2006-AR2 02/28/2006            $367,120.18
 1007038803          8803         XXXXXX8803             659                 INDX 2006-AR2 02/28/2006            $144,194.43
 1007038985          8985         XXXXXX8985             659                 INDX 2006-AR2 02/28/2006            $316,015.34
 1007039173          9173         XXXXXX9173             659                 INDX 2006-AR2 02/28/2006            $196,307.44
 1007039181          9181         XXXXXX9181             659                 INDX 2006-AR2 02/28/2006            $409,225.02
 1007039322          9322         XXXXXX9322             659                 INDX 2006-AR2 02/28/2006            $333,909.73
 1007039736          9736         XXXXXX9736             659                 INDX 2006-AR2 02/28/2006            $553,578.00
 1007040197          0197         XXXXXX0197             659                 INDX 2006-AR2 02/28/2006               $0.00
 1007040247          0247         XXXXXX0247             659                 INDX 2006-AR2 02/28/2006            $556,357.70
 1007040502          0502         XXXXXX0502             659                 INDX 2006-AR2 02/28/2006            $214,689.19
 1007040809          0809         XXXXXX0809             659                 INDX 2006-AR2 02/28/2006            $296,117.53
 1007040841          0841         XXXXXX0841             659                 INDX 2006-AR2 02/28/2006            $406,440.51
 1007040981          0981         XXXXXX0981             659                 INDX 2006-AR2 02/28/2006            $330,508.16
 1007041195          1195         XXXXXX1195             659                 INDX 2006-AR2 02/28/2006            $441,413.40
 1007041807          1807         XXXXXX1807             659                 INDX 2006-AR2 02/28/2006               $0.00
 1007041880          1880         XXXXXX1880             659                 INDX 2006-AR2 02/28/2006            $166,144.19
 1007042227          2227         XXXXXX2227             659                 INDX 2006-AR2 02/28/2006            $370,427.23
 1007042326          2326         XXXXXX2326             659                 INDX 2006-AR2 02/28/2006            $154,214.52
 1007042474          2474         XXXXXX2474             659                 INDX 2006-AR2 02/28/2006            $226,633.46
 1007042680          2680         XXXXXX2680             659                 INDX 2006-AR2 02/28/2006            $386,012.62
 1007042839          2839         XXXXXX2839             659                 INDX 2006-AR2 02/28/2006            $255,767.74
 1007043332          3332         XXXXXX3332             659                 INDX 2006-AR2 02/28/2006            $249,942.08
 1007043514          3514         XXXXXX3514             659                 INDX 2006-AR2 02/28/2006            $396,540.45
 1007043712          3712         XXXXXX3712             659                 INDX 2006-AR2 02/28/2006            $454,071.09
 1007044314          4314         XXXXXX4314             659                 INDX 2006-AR2 02/28/2006            $215,592.15
 1007044371          4371         XXXXXX4371             659                 INDX 2006-AR2 02/28/2006            $177,796.96
 1007044389          4389         XXXXXX4389             659                 INDX 2006-AR2 02/28/2006            $230,696.17
 1007044462          4462         XXXXXX4462             659                 INDX 2006-AR2 02/28/2006            $279,774.94
 1007044611          4611         XXXXXX4611             659                 INDX 2006-AR2 02/28/2006            $230,603.61
 1007044678          4678         XXXXXX4678             659                 INDX 2006-AR2 02/28/2006               $0.00
 1007045659          5659         XXXXXX5659             659                 INDX 2006-AR2 02/28/2006               $0.00
 1007045816          5816         XXXXXX5816             659                 INDX 2006-AR2 02/28/2006               $0.00
 1007045964          5964         XXXXXX5964             659                 INDX 2006-AR2 02/28/2006             $83,360.59
 1007046095          6095         XXXXXX6095             659                 INDX 2006-AR2 02/28/2006            $508,994.28
 1007046137          6137         XXXXXX6137             659                 INDX 2006-AR2 02/28/2006            $282,930.22
 1007046202          6202         XXXXXX6202             659                 INDX 2006-AR2 02/28/2006            $234,624.83
 1007046244          6244         XXXXXX6244             659                 INDX 2006-AR2 02/28/2006            $374,948.96
 1007046251          6251         XXXXXX6251             659                 INDX 2006-AR2 02/28/2006            $246,764.60
 1007046467          6467         XXXXXX6467             659                 INDX 2006-AR2 02/28/2006            $358,775.64
 1007046475          6475         XXXXXX6475             659                 INDX 2006-AR2 02/28/2006            $129,732.92
 1007046509          6509         XXXXXX6509             659                 INDX 2006-AR2 02/28/2006            $440,038.10
 1007046731          6731         XXXXXX6731             659                 INDX 2006-AR2 02/28/2006            $166,748.75
 1007047010          7010         XXXXXX7010             659                 INDX 2006-AR2 02/28/2006            $302,069.08
 1007047234          7234         XXXXXX7234             659                 INDX 2006-AR2 02/28/2006            $475,298.67
 1007047309          7309         XXXXXX7309             659                 INDX 2006-AR2 02/28/2006            $212,223.96
 1007047754          7754         XXXXXX7754             659                 INDX 2006-AR2 02/28/2006            $126,219.14
 1007047861          7861         XXXXXX7861             659                 INDX 2006-AR2 02/28/2006            $439,762.78
 1007048018          8018         XXXXXX8018             659                 INDX 2006-AR2 02/28/2006            $270,080.24
 1007048075          8075         XXXXXX8075             659                 INDX 2006-AR2 02/28/2006            $228,991.08
 1007048281          8281         XXXXXX8281             659                 INDX 2006-AR2 02/28/2006            $516,143.74
 1007048349          8349         XXXXXX8349             659                 INDX 2006-AR2 02/28/2006            $236,481.70
 1007048588          8588         XXXXXX8588             659                 INDX 2006-AR2 02/28/2006            $153,461.11
 1007048638          8638         XXXXXX8638             659                 INDX 2006-AR2 02/28/2006            $341,837.47
 1007049131          9131         XXXXXX9131             659                 INDX 2006-AR2 02/28/2006               $0.00
 1007049255          9255         XXXXXX9255             659                 INDX 2006-AR2 02/28/2006            $796,141.84
 1007049438          9438         XXXXXX9438             659                 INDX 2006-AR2 02/28/2006            $605,148.63
 1007049461          9461         XXXXXX9461             659                 INDX 2006-AR2 02/28/2006               $0.00
 1007049685          9685         XXXXXX9685             659                 INDX 2006-AR2 02/28/2006            $139,480.85
 1007050006          0006         XXXXXX0006             659                 INDX 2006-AR2 02/28/2006            $290,781.76
 1007050014          0014         XXXXXX0014             659                 INDX 2006-AR2 02/28/2006            $371,426.21
 1007050451          0451         XXXXXX0451             659                 INDX 2006-AR2 02/28/2006            $271,358.02
 1007050493          0493         XXXXXX0493             659                 INDX 2006-AR2 02/28/2006            $331,535.33
 1007050535          0535         XXXXXX0535             659                 INDX 2006-AR2 02/28/2006            $373,204.57
 1007050584          0584         XXXXXX0584             659                 INDX 2006-AR2 02/28/2006            $721,808.78
 1007050592          0592         XXXXXX0592             659                 INDX 2006-AR2 02/28/2006            $330,290.92
 1007050634          0634         XXXXXX0634             659                 INDX 2006-AR2 02/28/2006            $281,682.39
 1007050709          0709         XXXXXX0709             659                 INDX 2006-AR2 02/28/2006            $224,819.39
 1007050717          0717         XXXXXX0717             659                 INDX 2006-AR2 02/28/2006            $186,678.45
 1007050725          0725         XXXXXX0725             659                 INDX 2006-AR2 02/28/2006            $171,549.92
 1007050857          0857         XXXXXX0857             659                 INDX 2006-AR2 02/28/2006            $201,380.62
 1007051012          1012         XXXXXX1012             659                 INDX 2006-AR2 02/28/2006            $464,212.21
 1007051038          1038         XXXXXX1038             659                 INDX 2006-AR2 02/28/2006            $353,207.18
 1007051202          1202         XXXXXX1202             659                 INDX 2006-AR2 02/28/2006            $279,138.13
 1007051590          1590         XXXXXX1590             659                 INDX 2006-AR2 02/28/2006            $256,954.47
 1007051665          1665         XXXXXX1665             659                 INDX 2006-AR2 02/28/2006            $403,878.19
 1007051913          1913         XXXXXX1913             659                 INDX 2006-AR2 02/28/2006            $125,537.58
 1007051939          1939         XXXXXX1939             659                 INDX 2006-AR2 02/28/2006            $218,908.81
 1007052051          2051         XXXXXX2051             659                 INDX 2006-AR2 02/28/2006            $491,702.91
 1007052143          2143         XXXXXX2143             659                 INDX 2006-AR2 02/28/2006            $174,318.30
 1007052317          2317         XXXXXX2317             659                 INDX 2006-AR2 02/28/2006            $204,372.82
 1007052390          2390         XXXXXX2390             659                 INDX 2006-AR2 02/28/2006               $0.00
 1007052416          2416         XXXXXX2416             659                 INDX 2006-AR2 02/28/2006            $443,940.58
 1007052481          2481         XXXXXX2481             659                 INDX 2006-AR2 02/28/2006            $218,781.35
 1007052689          2689         XXXXXX2689             659                 INDX 2006-AR2 02/28/2006            $276,623.63
 1007052796          2796         XXXXXX2796             659                 INDX 2006-AR2 02/28/2006            $189,893.21
 1007052978          2978         XXXXXX2978             659                 INDX 2006-AR2 02/28/2006            $367,115.57
 1007053042          3042         XXXXXX3042             659                 INDX 2006-AR2 02/28/2006            $470,359.06
 1007053075          3075         XXXXXX3075             659                 INDX 2006-AR2 02/28/2006            $269,983.15
 1007053331          3331         XXXXXX3331             659                 INDX 2006-AR2 02/28/2006            $260,293.33
 1007053414          3414         XXXXXX3414             659                 INDX 2006-AR2 02/28/2006            $306,804.80
 1007053471          3471         XXXXXX3471             659                 INDX 2006-AR2 02/28/2006            $368,747.47
 1007053562          3562         XXXXXX3562             659                 INDX 2006-AR2 02/28/2006            $359,740.12
 1007053588          3588         XXXXXX3588             659                 INDX 2006-AR2 02/28/2006            $338,503.91
 1007053604          3604         XXXXXX3604             659                 INDX 2006-AR2 02/28/2006            $661,763.66
 1007053612          3612         XXXXXX3612             659                 INDX 2006-AR2 02/28/2006            $472,645.63
 1007053646          3646         XXXXXX3646             659                 INDX 2006-AR2 02/28/2006            $171,575.20
 1007053653          3653         XXXXXX3653             659                 INDX 2006-AR2 02/28/2006            $983,099.54
 1007053661          3661         XXXXXX3661             659                 INDX 2006-AR2 02/28/2006               $0.00
 1007054081          4081         XXXXXX4081             659                 INDX 2006-AR2 02/28/2006            $278,208.85
 1007054149          4149         XXXXXX4149             659                 INDX 2006-AR2 02/28/2006            $221,936.30
 1007054321          4321         XXXXXX4321             659                 INDX 2006-AR2 02/28/2006            $127,105.18
 1007054735          4735         XXXXXX4735             659                 INDX 2006-AR2 02/28/2006            $261,401.02
 1007054743          4743         XXXXXX4743             659                 INDX 2006-AR2 02/28/2006            $455,483.34
 1007054784          4784         XXXXXX4784             659                 INDX 2006-AR2 02/28/2006            $126,217.51
 1007054909          4909         XXXXXX4909             659                 INDX 2006-AR2 02/28/2006            $362,251.44
 1007054958          4958         XXXXXX4958             659                 INDX 2006-AR2 02/28/2006            $311,444.84
 1007055187          5187         XXXXXX5187             659                 INDX 2006-AR2 02/28/2006            $184,152.78
 1007055278          5278         XXXXXX5278             659                 INDX 2006-AR2 02/28/2006            $256,657.32
 1007055864          5864         XXXXXX5864             659                 INDX 2006-AR2 02/28/2006            $314,210.19
 1007055898          5898         XXXXXX5898             659                 INDX 2006-AR2 02/28/2006            $711,858.30
 1007055906          5906         XXXXXX5906             659                 INDX 2006-AR2 02/28/2006            $493,264.93
 1007056045          6045         XXXXXX6045             659                 INDX 2006-AR2 02/28/2006            $376,061.53
 1007056219          6219         XXXXXX6219             659                 INDX 2006-AR2 02/28/2006            $506,613.55
 1007056243          6243         XXXXXX6243             659                 INDX 2006-AR2 02/28/2006            $169,302.90
 1007056375          6375         XXXXXX6375             659                 INDX 2006-AR2 02/28/2006            $307,025.10
 1007056441          6441         XXXXXX6441             659                 INDX 2006-AR2 02/28/2006            $223,070.98
 1007056508          6508         XXXXXX6508             659                 INDX 2006-AR2 02/28/2006            $218,667.23
 1007056664          6664         XXXXXX6664             659                 INDX 2006-AR2 02/28/2006            $312,568.41
 1007056821          6821         XXXXXX6821             659                 INDX 2006-AR2 02/28/2006               $0.00
 1007057043          7043         XXXXXX7043             659                 INDX 2006-AR2 02/28/2006            $397,922.45
 1007057324          7324         XXXXXX7324             659                 INDX 2006-AR2 02/28/2006            $477,382.66
 1007057332          7332         XXXXXX7332             659                 INDX 2006-AR2 02/28/2006            $170,653.57
 1007057407          7407         XXXXXX7407             659                 INDX 2006-AR2 02/28/2006            $195,944.64
 1007057456          7456         XXXXXX7456             659                 INDX 2006-AR2 02/28/2006            $165,777.73
 1007057548          7548         XXXXXX7548             659                 INDX 2006-AR2 02/28/2006            $366,909.75
 1007057555          7555         XXXXXX7555             659                 INDX 2006-AR2 02/28/2006            $376,835.77
 1007057597          7597         XXXXXX7597             659                 INDX 2006-AR2 02/28/2006            $326,293.42
 1007057704          7704         XXXXXX7704             659                 INDX 2006-AR2 02/28/2006            $189,820.74
 1007057746          7746         XXXXXX7746             659                 INDX 2006-AR2 02/28/2006            $221,142.91
 1007057878          7878         XXXXXX7878             659                 INDX 2006-AR2 02/28/2006               $0.00
 1007058264          8264         XXXXXX8264             659                 INDX 2006-AR2 02/28/2006            $383,659.62
 1007058348          8348         XXXXXX8348             659                 INDX 2006-AR2 02/28/2006            $390,822.62
 1007058652          8652         XXXXXX8652             659                 INDX 2006-AR2 02/28/2006            $377,798.39
 1007061334          1334         XXXXXX1334             659                 INDX 2006-AR2 02/28/2006            $280,393.28
 1007065236          5236         XXXXXX5236             659                 INDX 2006-AR2 02/28/2006             $85,671.39
 1007065558          5558         XXXXXX5558             659                 INDX 2006-AR2 02/28/2006            $109,782.32
 1007065590          5590         XXXXXX5590             659                 INDX 2006-AR2 02/28/2006            $373,030.43
 1007065608          5608         XXXXXX5608             659                 INDX 2006-AR2 02/28/2006            $170,974.32
 1007066135          6135         XXXXXX6135             659                 INDX 2006-AR2 02/28/2006               $0.00
 1007066267          6267         XXXXXX6267             659                 INDX 2006-AR2 02/28/2006            $216,848.37
 1007066465          6465         XXXXXX6465             659                 INDX 2006-AR2 02/28/2006            $213,521.38
 1007067000          7000         XXXXXX7000             659                 INDX 2006-AR2 02/28/2006            $382,201.63
 1007067018          7018         XXXXXX7018             659                 INDX 2006-AR2 02/28/2006            $315,940.39
 1007067117          7117         XXXXXX7117             659                 INDX 2006-AR2 02/28/2006            $936,940.93
 1007067125          7125         XXXXXX7125             659                 INDX 2006-AR2 02/28/2006            $350,843.14
 1007067281          7281         XXXXXX7281             659                 INDX 2006-AR2 02/28/2006            $314,940.07
 1007067315          7315         XXXXXX7315             659                 INDX 2006-AR2 02/28/2006            $169,673.72
 1007067364          7364         XXXXXX7364             659                 INDX 2006-AR2 02/28/2006            $214,709.40
 3001232804          2804         XXXXXX2804             659                 INDX 2006-AR2 02/28/2006            $518,886.57
 3001262744          2744         XXXXXX2744             659                 INDX 2006-AR2 02/28/2006             $95,223.09
 3001432388          2388         XXXXXX2388             659                 INDX 2006-AR2 02/28/2006            $173,080.14
 3001439581          9581         XXXXXX9581             659                 INDX 2006-AR2 02/28/2006            $413,942.22
 3001439714          9714         XXXXXX9714             659                 INDX 2006-AR2 02/28/2006            $462,044.18
 3001458029          8029         XXXXXX8029             659                 INDX 2006-AR2 02/28/2006            $492,062.80
 3001458433          8433         XXXXXX8433             659                 INDX 2006-AR2 02/28/2006            $225,315.59
 3001458771          8771         XXXXXX8771             659                 INDX 2006-AR2 02/28/2006             $97,568.26
 3001458888          8888         XXXXXX8888             659                 INDX 2006-AR2 02/28/2006            $347,548.39
 3001459027          9027         XXXXXX9027             659                 INDX 2006-AR2 02/28/2006            $466,409.51
 3001459241          9241         XXXXXX9241             659                 INDX 2006-AR2 02/28/2006               $0.00
 3001461270          1270         XXXXXX1270             659                 INDX 2006-AR2 02/28/2006            $504,546.35
 3001461429          1429         XXXXXX1429             659                 INDX 2006-AR2 02/28/2006            $325,003.84
 3001461502          1502         XXXXXX1502             659                 INDX 2006-AR2 02/28/2006            $583,955.53
 3001461833          1833         XXXXXX1833             659                 INDX 2006-AR2 02/28/2006            $279,849.87
 3001476252          6252         XXXXXX6252             659                 INDX 2006-AR2 02/28/2006               $0.00
 3001476500          6500         XXXXXX6500             659                 INDX 2006-AR2 02/28/2006            $161,757.21
 3001476849          6849         XXXXXX6849             659                 INDX 2006-AR2 02/28/2006            $411,536.39
 3001495542          5542         XXXXXX5542             659                 INDX 2006-AR2 02/28/2006            $320,221.04
 3001495666          5666         XXXXXX5666             659                 INDX 2006-AR2 02/28/2006               $0.00
 3001496078          6078         XXXXXX6078             659                 INDX 2006-AR2 02/28/2006            $543,708.10
 3001497001          7001         XXXXXX7001             659                 INDX 2006-AR2 02/28/2006            $303,583.38
 3001497324          7324         XXXXXX7324             659                 INDX 2006-AR2 02/28/2006            $267,419.46
 3001497332          7332         XXXXXX7332             659                 INDX 2006-AR2 02/28/2006            $154,313.08
 3001498728          8728         XXXXXX8728             659                 INDX 2006-AR2 02/28/2006            $343,575.41
 3001499221          9221         XXXXXX9221             659                 INDX 2006-AR2 02/28/2006               $0.00
 3001499494          9494         XXXXXX9494             659                 INDX 2006-AR2 02/28/2006               $0.00
 3001499700          9700         XXXXXX9700             659                 INDX 2006-AR2 02/28/2006            $144,486.92
 3001499759          9759         XXXXXX9759             659                 INDX 2006-AR2 02/28/2006            $119,709.10
 3001499791          9791         XXXXXX9791             659                 INDX 2006-AR2 02/28/2006            $427,442.97
 3001499916          9916         XXXXXX9916             659                 INDX 2006-AR2 02/28/2006            $429,833.39
 3001499973          9973         XXXXXX9973             659                 INDX 2006-AR2 02/28/2006            $337,448.78
 3001500549          0549         XXXXXX0549             659                 INDX 2006-AR2 02/28/2006            $196,409.68
 3001500911          0911         XXXXXX0911             659                 INDX 2006-AR2 02/28/2006            $147,105.56
 3001501042          1042         XXXXXX1042             659                 INDX 2006-AR2 02/28/2006               $0.00
 3001501315          1315         XXXXXX1315             659                 INDX 2006-AR2 02/28/2006             $72,158.07
 3001501398          1398         XXXXXX1398             659                 INDX 2006-AR2 02/28/2006            $343,329.58
 3001501414          1414         XXXXXX1414             659                 INDX 2006-AR2 02/28/2006               $0.00
 3001501901          1901         XXXXXX1901             659                 INDX 2006-AR2 02/28/2006            $482,082.57
 3001501968          1968         XXXXXX1968             659                 INDX 2006-AR2 02/28/2006               $0.00
 3001501976          1976         XXXXXX1976             659                 INDX 2006-AR2 02/28/2006            $531,936.35
 3001502081          2081         XXXXXX2081             659                 INDX 2006-AR2 02/28/2006            $214,567.95
 3001502222          2222         XXXXXX2222             659                 INDX 2006-AR2 02/28/2006            $241,684.42
 3001502420          2420         XXXXXX2420             659                 INDX 2006-AR2 02/28/2006            $539,803.78
 3001502511          2511         XXXXXX2511             659                 INDX 2006-AR2 02/28/2006            $606,693.59
 3001502610          2610         XXXXXX2610             659                 INDX 2006-AR2 02/28/2006            $553,908.41
 3001509896          9896         XXXXXX9896             659                 INDX 2006-AR2 02/28/2006            $234,116.59
 3001510233          0233         XXXXXX0233             659                 INDX 2006-AR2 02/28/2006               $0.00
 3001510621          0621         XXXXXX0621             659                 INDX 2006-AR2 02/28/2006            $331,522.03
 3001510795          0795         XXXXXX0795             659                 INDX 2006-AR2 02/28/2006             $62,681.54
 3001510878          0878         XXXXXX0878             659                 INDX 2006-AR2 02/28/2006           $1,032,522.15
 3001510977          0977         XXXXXX0977             659                 INDX 2006-AR2 02/28/2006            $337,938.16
 3001511116          1116         XXXXXX1116             659                 INDX 2006-AR2 02/28/2006            $358,625.54
 3001511132          1132         XXXXXX1132             659                 INDX 2006-AR2 02/28/2006            $346,994.22
 3001511512          1512         XXXXXX1512             659                 INDX 2006-AR2 02/28/2006            $296,021.87
 3001511736          1736         XXXXXX1736             659                 INDX 2006-AR2 02/28/2006            $387,597.13
 3001511850          1850         XXXXXX1850             659                 INDX 2006-AR2 02/28/2006            $209,309.87
 3001511926          1926         XXXXXX1926             659                 INDX 2006-AR2 02/28/2006            $477,955.34
 3001512080          2080         XXXXXX2080             659                 INDX 2006-AR2 02/28/2006            $534,124.05
 3001512445          2445         XXXXXX2445             659                 INDX 2006-AR2 02/28/2006            $228,261.03
 3001513534          3534         XXXXXX3534             659                 INDX 2006-AR2 02/28/2006            $308,343.92
 3001513948          3948         XXXXXX3948             659                 INDX 2006-AR2 02/28/2006            $284,204.33
 3001514458          4458         XXXXXX4458             659                 INDX 2006-AR2 02/28/2006            $436,308.32
 3001514466          4466         XXXXXX4466             659                 INDX 2006-AR2 02/28/2006             $86,031.36
 3001514474          4474         XXXXXX4474             659                 INDX 2006-AR2 02/28/2006           $1,071,316.39
 3001517170          7170         XXXXXX7170             659                 INDX 2006-AR2 02/28/2006            $218,493.19
 3001535867          5867         XXXXXX5867             659                 INDX 2006-AR2 02/28/2006            $334,477.92
 3001535925          5925         XXXXXX5925             659                 INDX 2006-AR2 02/28/2006            $176,659.33
 3001536113          6113         XXXXXX6113             659                 INDX 2006-AR2 02/28/2006            $618,204.01
 3001536717          6717         XXXXXX6717             659                 INDX 2006-AR2 02/28/2006            $568,176.60
 3001536782          6782         XXXXXX6782             659                 INDX 2006-AR2 02/28/2006               $0.00
 3001554850          4850         XXXXXX4850             659                 INDX 2006-AR2 02/28/2006               $0.00
 3001554868          4868         XXXXXX4868             659                 INDX 2006-AR2 02/28/2006            $268,060.20
 3001554918          4918         XXXXXX4918             659                 INDX 2006-AR2 02/28/2006            $315,322.56
 3001554926          4926         XXXXXX4926             659                 INDX 2006-AR2 02/28/2006            $358,383.48
 3001554967          4967         XXXXXX4967             659                 INDX 2006-AR2 02/28/2006            $337,640.68
 3001555048          5048         XXXXXX5048             659                 INDX 2006-AR2 02/28/2006            $270,600.17
 3001555055          5055         XXXXXX5055             659                 INDX 2006-AR2 02/28/2006            $280,762.18
 3001583511          3511         XXXXXX3511             659                 INDX 2006-AR2 02/28/2006            $200,217.66
 3001609753          9753         XXXXXX9753             659                 INDX 2006-AR2 02/28/2006            $236,556.52
 3001609761          9761         XXXXXX9761             659                 INDX 2006-AR2 02/28/2006            $162,362.71
 3001609779          9779         XXXXXX9779             659                 INDX 2006-AR2 02/28/2006            $259,215.56
 3001609787          9787         XXXXXX9787             659                 INDX 2006-AR2 02/28/2006            $120,272.29
 3001609845          9845         XXXXXX9845             659                 INDX 2006-AR2 02/28/2006            $352,829.42
 3001609852          9852         XXXXXX9852             659                 INDX 2006-AR2 02/28/2006            $224,527.02
 3001609886          9886         XXXXXX9886             659                 INDX 2006-AR2 02/28/2006            $190,411.98
 3001609977          9977         XXXXXX9977             659                 INDX 2006-AR2 02/28/2006            $464,377.03
 3001609993          9993         XXXXXX9993             659                 INDX 2006-AR2 02/28/2006            $600,001.45
 3001610017          0017         XXXXXX0017             659                 INDX 2006-AR2 02/28/2006            $519,107.38
 3001610025          0025         XXXXXX0025             659                 INDX 2006-AR2 02/28/2006            $242,715.86
 3001610132          0132         XXXXXX0132             659                 INDX 2006-AR2 02/28/2006            $218,977.90
 3001610157          0157         XXXXXX0157             659                 INDX 2006-AR2 02/28/2006            $251,434.54
 3001610173          0173         XXXXXX0173             659                 INDX 2006-AR2 02/28/2006            $515,267.10
 3001610207          0207         XXXXXX0207             659                 INDX 2006-AR2 02/28/2006            $356,147.60
 3001610249          0249         XXXXXX0249             659                 INDX 2006-AR2 02/28/2006            $359,608.02
 3001610264          0264         XXXXXX0264             659                 INDX 2006-AR2 02/28/2006               $0.00
 3001610272          0272         XXXXXX0272             659                 INDX 2006-AR2 02/28/2006            $482,557.64
 3001610306          0306         XXXXXX0306             659                 INDX 2006-AR2 02/28/2006            $551,463.85
 3001610348          0348         XXXXXX0348             659                 INDX 2006-AR2 02/28/2006            $271,923.79
 3001610363          0363         XXXXXX0363             659                 INDX 2006-AR2 02/28/2006            $271,722.28
 3001610413          0413         XXXXXX0413             659                 INDX 2006-AR2 02/28/2006            $335,789.10
 3001610439          0439         XXXXXX0439             659                 INDX 2006-AR2 02/28/2006            $429,191.66
 3001610470          0470         XXXXXX0470             659                 INDX 2006-AR2 02/28/2006            $345,069.63
 3001610488          0488         XXXXXX0488             659                 INDX 2006-AR2 02/28/2006            $455,652.81
 3001610504          0504         XXXXXX0504             659                 INDX 2006-AR2 02/28/2006            $744,652.10
 3001610538          0538         XXXXXX0538             659                 INDX 2006-AR2 02/28/2006            $180,563.56
 3001610561          0561         XXXXXX0561             659                 INDX 2006-AR2 02/28/2006            $382,074.01
 3001610579          0579         XXXXXX0579             659                 INDX 2006-AR2 02/28/2006               $0.00
 3001610587          0587         XXXXXX0587             659                 INDX 2006-AR2 02/28/2006            $487,244.32
 3001610595          0595         XXXXXX0595             659                 INDX 2006-AR2 02/28/2006            $446,034.61
 3001610637          0637         XXXXXX0637             659                 INDX 2006-AR2 02/28/2006            $460,527.47
 3001610645          0645         XXXXXX0645             659                 INDX 2006-AR2 02/28/2006            $455,958.33
 3001610652          0652         XXXXXX0652             659                 INDX 2006-AR2 02/28/2006            $229,591.03
 3001610785          0785         XXXXXX0785             659                 INDX 2006-AR2 02/28/2006            $237,140.94
 3001610876          0876         XXXXXX0876             659                 INDX 2006-AR2 02/28/2006            $474,034.73
 3001610918          0918         XXXXXX0918             659                 INDX 2006-AR2 02/28/2006            $360,289.36
 3001610934          0934         XXXXXX0934             659                 INDX 2006-AR2 02/28/2006               $0.00
 3001610942          0942         XXXXXX0942             659                 INDX 2006-AR2 02/28/2006            $429,631.17
 3001610959          0959         XXXXXX0959             659                 INDX 2006-AR2 02/28/2006            $959,256.77
 3001610991          0991         XXXXXX0991             659                 INDX 2006-AR2 02/28/2006            $405,654.02
 3001611015          1015         XXXXXX1015             659                 INDX 2006-AR2 02/28/2006            $223,630.98
 3001611049          1049         XXXXXX1049             659                 INDX 2006-AR2 02/28/2006               $0.00
 3001611098          1098         XXXXXX1098             659                 INDX 2006-AR2 02/28/2006            $183,436.51
 3001611114          1114         XXXXXX1114             659                 INDX 2006-AR2 02/28/2006               $0.00
 3001611155          1155         XXXXXX1155             659                 INDX 2006-AR2 02/28/2006            $532,159.63
 3001611171          1171         XXXXXX1171             659                 INDX 2006-AR2 02/28/2006            $333,023.99
 3001611213          1213         XXXXXX1213             659                 INDX 2006-AR2 02/28/2006            $433,077.68
 3001611221          1221         XXXXXX1221             659                 INDX 2006-AR2 02/28/2006            $107,972.90
 3001611239          1239         XXXXXX1239             659                 INDX 2006-AR2 02/28/2006            $762,475.48
 3001611270          1270         XXXXXX1270             659                 INDX 2006-AR2 02/28/2006            $569,484.84
 3001611320          1320         XXXXXX1320             659                 INDX 2006-AR2 02/28/2006            $180,040.46
 3001611338          1338         XXXXXX1338             659                 INDX 2006-AR2 02/28/2006            $328,496.58
 3001611346          1346         XXXXXX1346             659                 INDX 2006-AR2 02/28/2006            $413,164.95
 3001611379          1379         XXXXXX1379             659                 INDX 2006-AR2 02/28/2006            $551,415.50
 3001611395          1395         XXXXXX1395             659                 INDX 2006-AR2 02/28/2006            $223,674.46
 3001611429          1429         XXXXXX1429             659                 INDX 2006-AR2 02/28/2006            $293,761.71
 3001611437          1437         XXXXXX1437             659                 INDX 2006-AR2 02/28/2006            $489,447.98
 3001611452          1452         XXXXXX1452             659                 INDX 2006-AR2 02/28/2006            $294,204.88
 3001611486          1486         XXXXXX1486             659                 INDX 2006-AR2 02/28/2006            $315,433.18
 3001613649          3649         XXXXXX3649             659                 INDX 2006-AR2 02/28/2006            $339,483.14
 3001613755          3755         XXXXXX3755             659                 INDX 2006-AR2 02/28/2006            $140,498.96
 3001613953          3953         XXXXXX3953             659                 INDX 2006-AR2 02/28/2006            $265,715.87
 3001613961          3961         XXXXXX3961             659                 INDX 2006-AR2 02/28/2006            $414,526.87
 3001613979          3979         XXXXXX3979             659                 INDX 2006-AR2 02/28/2006            $348,685.00
 3001613995          3995         XXXXXX3995             659                 INDX 2006-AR2 02/28/2006            $422,260.88
 3001614076          4076         XXXXXX4076             659                 INDX 2006-AR2 02/28/2006            $311,896.66
 3001614233          4233         XXXXXX4233             659                 INDX 2006-AR2 02/28/2006            $128,468.21
 3001614324          4324         XXXXXX4324             659                 INDX 2006-AR2 02/28/2006            $427,050.50
 3001614381          4381         XXXXXX4381             659                 INDX 2006-AR2 02/28/2006               $0.00
 3001614399          4399         XXXXXX4399             659                 INDX 2006-AR2 02/28/2006            $285,851.16
 3001614415          4415         XXXXXX4415             659                 INDX 2006-AR2 02/28/2006            $357,235.32
 3001614423          4423         XXXXXX4423             659                 INDX 2006-AR2 02/28/2006            $195,411.75
 3001614506          4506         XXXXXX4506             659                 INDX 2006-AR2 02/28/2006            $634,709.49
 3001614548          4548         XXXXXX4548             659                 INDX 2006-AR2 02/28/2006            $437,725.38
 3001614597          4597         XXXXXX4597             659                 INDX 2006-AR2 02/28/2006            $706,137.96
 1007472994          2994         XXXXXX2994             685              INDX 2006-AR21 (DBSI) 6/28/06          $408,000.00
 1007544297          4297         XXXXXX4297             685              INDX 2006-AR21 (DBSI) 6/28/06          $289,600.00
 1007666009          6009         XXXXXX6009             685              INDX 2006-AR21 (DBSI) 6/28/06          $546,652.80
 1007669268          9268         XXXXXX9268             685              INDX 2006-AR21 (DBSI) 6/28/06          $108,000.00
 1007670175          0175         XXXXXX0175             685              INDX 2006-AR21 (DBSI) 6/28/06          $180,800.00
 1007670811          0811         XXXXXX0811             685              INDX 2006-AR21 (DBSI) 6/28/06          $218,392.36
 1007673732          3732         XXXXXX3732             685              INDX 2006-AR21 (DBSI) 6/28/06          $397,402.02
 1007678376          8376         XXXXXX8376             685              INDX 2006-AR21 (DBSI) 6/28/06          $334,239.67
 1007679564          9564         XXXXXX9564             685              INDX 2006-AR21 (DBSI) 6/28/06          $224,160.33
 1007681651          1651         XXXXXX1651             685              INDX 2006-AR21 (DBSI) 6/28/06          $315,200.00
 1007685132          5132         XXXXXX5132             685              INDX 2006-AR21 (DBSI) 6/28/06          $340,000.00
 1007687054          7054         XXXXXX7054             685              INDX 2006-AR21 (DBSI) 6/28/06          $240,000.00
 1007688342          8342         XXXXXX8342             685              INDX 2006-AR21 (DBSI) 6/28/06          $395,900.00
 1007690777          0777         XXXXXX0777             685              INDX 2006-AR21 (DBSI) 6/28/06          $486,704.00
 1007691288          1288         XXXXXX1288             685              INDX 2006-AR21 (DBSI) 6/28/06          $351,997.31
 1007691346          1346         XXXXXX1346             685              INDX 2006-AR21 (DBSI) 6/28/06          $121,012.02
 1007691502          1502         XXXXXX1502             685              INDX 2006-AR21 (DBSI) 6/28/06          $219,488.05
 1007698523          8523         XXXXXX8523             685              INDX 2006-AR21 (DBSI) 6/28/06          $390,000.00
 1007699737          9737         XXXXXX9737             685              INDX 2006-AR21 (DBSI) 6/28/06          $224,000.00
 1007700337          0337         XXXXXX0337             685              INDX 2006-AR21 (DBSI) 6/28/06          $377,625.75
 1007701830          1830         XXXXXX1830             685              INDX 2006-AR21 (DBSI) 6/28/06          $320,850.00
 1007703901          3901         XXXXXX3901             685              INDX 2006-AR21 (DBSI) 6/28/06          $220,000.00
 1007704156          4156         XXXXXX4156             685              INDX 2006-AR21 (DBSI) 6/28/06          $410,975.70
 1007706524          6524         XXXXXX6524             685              INDX 2006-AR21 (DBSI) 6/28/06          $181,000.00
 1007707506          7506         XXXXXX7506             685              INDX 2006-AR21 (DBSI) 6/28/06          $139,500.00
 1007707753          7753         XXXXXX7753             685              INDX 2006-AR21 (DBSI) 6/28/06          $560,000.00
 1007707779          7779         XXXXXX7779             685              INDX 2006-AR21 (DBSI) 6/28/06          $214,343.42
 1007708413          8413         XXXXXX8413             685              INDX 2006-AR21 (DBSI) 6/28/06          $412,000.00
 1007710245          0245         XXXXXX0245             685              INDX 2006-AR21 (DBSI) 6/28/06          $161,500.00
 1007711516          1516         XXXXXX1516             685              INDX 2006-AR21 (DBSI) 6/28/06          $179,995.49
 1007712845          2845         XXXXXX2845             685              INDX 2006-AR21 (DBSI) 6/28/06          $183,336.39
 1007720582          0582         XXXXXX0582             685              INDX 2006-AR21 (DBSI) 6/28/06          $289,427.40
 1007725797          5797         XXXXXX5797             685              INDX 2006-AR21 (DBSI) 6/28/06          $169,600.00
 1007726522          6522         XXXXXX6522             685              INDX 2006-AR21 (DBSI) 6/28/06          $328,000.00
 1007730201          0201         XXXXXX0201             685              INDX 2006-AR21 (DBSI) 6/28/06          $372,000.00
 1007730664          0664         XXXXXX0664             685              INDX 2006-AR21 (DBSI) 6/28/06          $283,921.60
 1007732033          2033         XXXXXX2033             685              INDX 2006-AR21 (DBSI) 6/28/06          $337,500.00
 1007734120          4120         XXXXXX4120             685              INDX 2006-AR21 (DBSI) 6/28/06          $380,000.00
 1007734245          4245         XXXXXX4245             685              INDX 2006-AR21 (DBSI) 6/28/06          $149,561.59
 1007734609          4609         XXXXXX4609             685              INDX 2006-AR21 (DBSI) 6/28/06          $181,599.84
 1007744152          4152         XXXXXX4152             685              INDX 2006-AR21 (DBSI) 6/28/06          $520,000.00
 1007749474          9474         XXXXXX9474             685              INDX 2006-AR21 (DBSI) 6/28/06          $456,000.00
 1007750126          0126         XXXXXX0126             685              INDX 2006-AR21 (DBSI) 6/28/06          $405,000.00
 1007752429          2429         XXXXXX2429             685              INDX 2006-AR21 (DBSI) 6/28/06          $129,800.00
 1007755034          5034         XXXXXX5034             685              INDX 2006-AR21 (DBSI) 6/28/06          $308,000.00
 1007755604          5604         XXXXXX5604             685              INDX 2006-AR21 (DBSI) 6/28/06             $0.00
 1007756032          6032         XXXXXX6032             685              INDX 2006-AR21 (DBSI) 6/28/06          $282,832.51
 1007758731          8731         XXXXXX8731             685              INDX 2006-AR21 (DBSI) 6/28/06          $137,000.00
 1007761966          1966         XXXXXX1966             685              INDX 2006-AR21 (DBSI) 6/28/06          $189,752.63
 1007762170          2170         XXXXXX2170             685              INDX 2006-AR21 (DBSI) 6/28/06          $219,999.87
 1007762501          2501         XXXXXX2501             685              INDX 2006-AR21 (DBSI) 6/28/06          $186,219.21
 1007765348          5348         XXXXXX5348             685              INDX 2006-AR21 (DBSI) 6/28/06          $190,985.37
 1007769837          9837         XXXXXX9837             685              INDX 2006-AR21 (DBSI) 6/28/06          $355,203.55
 1007769894          9894         XXXXXX9894             685              INDX 2006-AR21 (DBSI) 6/28/06          $324,000.00
 1007772948          2948         XXXXXX2948             685              INDX 2006-AR21 (DBSI) 6/28/06          $254,686.65
 1007776931          6931         XXXXXX6931             685              INDX 2006-AR21 (DBSI) 6/28/06          $339,000.00
 1007777038          7038         XXXXXX7038             685              INDX 2006-AR21 (DBSI) 6/28/06          $136,000.00
 1007779950          9950         XXXXXX9950             685              INDX 2006-AR21 (DBSI) 6/28/06          $284,000.00
 1007780065          0065         XXXXXX0065             685              INDX 2006-AR21 (DBSI) 6/28/06          $200,000.00
 1007781956          1956         XXXXXX1956             685              INDX 2006-AR21 (DBSI) 6/28/06          $247,909.48
 1007784430          4430         XXXXXX4430             685              INDX 2006-AR21 (DBSI) 6/28/06          $383,504.00
 1007784455          4455         XXXXXX4455             685              INDX 2006-AR21 (DBSI) 6/28/06          $896,800.00
 1007785015          5015         XXXXXX5015             685              INDX 2006-AR21 (DBSI) 6/28/06          $246,320.00
 1007785221          5221         XXXXXX5221             685              INDX 2006-AR21 (DBSI) 6/28/06          $637,156.47
 1007785650          5650         XXXXXX5650             685              INDX 2006-AR21 (DBSI) 6/28/06          $219,840.00
 1007791989          1989         XXXXXX1989             685              INDX 2006-AR21 (DBSI) 6/28/06          $269,996.86
 1007792227          2227         XXXXXX2227             685              INDX 2006-AR21 (DBSI) 6/28/06          $204,000.00
 1007794462          4462         XXXXXX4462             685              INDX 2006-AR21 (DBSI) 6/28/06          $316,000.00
 1007796392          6392         XXXXXX6392             685              INDX 2006-AR21 (DBSI) 6/28/06          $150,209.98
 1007798208          8208         XXXXXX8208             685              INDX 2006-AR21 (DBSI) 6/28/06          $265,648.64
 1007798927          8927         XXXXXX8927             685              INDX 2006-AR21 (DBSI) 6/28/06          $351,681.40
 1007801374          1374         XXXXXX1374             685              INDX 2006-AR21 (DBSI) 6/28/06          $232,794.45
 1007802265          2265         XXXXXX2265             685              INDX 2006-AR21 (DBSI) 6/28/06          $199,160.00
 1007810904          0904         XXXXXX0904             685              INDX 2006-AR21 (DBSI) 6/28/06          $236,000.00
 1007813437          3437         XXXXXX3437             685              INDX 2006-AR21 (DBSI) 6/28/06          $248,000.00
 1007814542          4542         XXXXXX4542             685              INDX 2006-AR21 (DBSI) 6/28/06          $320,000.00
 1007815218          5218         XXXXXX5218             685              INDX 2006-AR21 (DBSI) 6/28/06          $296,000.00
 1007816604          6604         XXXXXX6604             685              INDX 2006-AR21 (DBSI) 6/28/06          $520,000.00
 1007818162          8162         XXXXXX8162             685              INDX 2006-AR21 (DBSI) 6/28/06          $223,967.06
 1007822198          2198         XXXXXX2198             685              INDX 2006-AR21 (DBSI) 6/28/06          $346,250.00
 1007826082          6082         XXXXXX6082             685              INDX 2006-AR21 (DBSI) 6/28/06          $219,000.00
 1007826439          6439         XXXXXX6439             685              INDX 2006-AR21 (DBSI) 6/28/06          $408,000.00
 1007828674          8674         XXXXXX8674             685              INDX 2006-AR21 (DBSI) 6/28/06          $348,000.00
 1007833450          3450         XXXXXX3450             685              INDX 2006-AR21 (DBSI) 6/28/06          $194,100.00
 1007837717          7717         XXXXXX7717             685              INDX 2006-AR21 (DBSI) 6/28/06          $135,990.09
 1007840414          0414         XXXXXX0414             685              INDX 2006-AR21 (DBSI) 6/28/06          $420,000.00
 1007848573          8573         XXXXXX8573             685              INDX 2006-AR21 (DBSI) 6/28/06          $141,600.00
 1007850181          0181         XXXXXX0181             685              INDX 2006-AR21 (DBSI) 6/28/06          $110,152.07
 1007853920          3920         XXXXXX3920             685              INDX 2006-AR21 (DBSI) 6/28/06          $216,456.74
 1007866302          6302         XXXXXX6302             685              INDX 2006-AR21 (DBSI) 6/28/06          $193,600.00
 1007867417          7417         XXXXXX7417             685              INDX 2006-AR21 (DBSI) 6/28/06          $160,000.00
 1007091299          1299         XXXXXX1299             695                INDX 2006-AR23 DB 7/28/06            $184,930.64
 1007594359          4359         XXXXXX4359             695                INDX 2006-AR23 DB 7/28/06            $406,129.63
 1007658048          8048         XXXXXX8048             695                INDX 2006-AR23 DB 7/28/06            $298,299.60
 1007666124          6124         XXXXXX6124             695                INDX 2006-AR23 DB 7/28/06            $417,000.00
 1007773136          3136         XXXXXX3136             695                INDX 2006-AR23 DB 7/28/06            $721,811.64
 1007805037          5037         XXXXXX5037             695                INDX 2006-AR23 DB 7/28/06            $321,834.00
 1007822222          2222         XXXXXX2222             695                INDX 2006-AR23 DB 7/28/06            $310,000.00
 1007822974          2974         XXXXXX2974             695                INDX 2006-AR23 DB 7/28/06            $688,000.00
 1007824798          4798         XXXXXX4798             695                INDX 2006-AR23 DB 7/28/06            $166,400.00
 1007834094          4094         XXXXXX4094             695                INDX 2006-AR23 DB 7/28/06            $260,000.00
 1007845439          5439         XXXXXX5439             695                INDX 2006-AR23 DB 7/28/06            $212,000.00
 1007846007          6007         XXXXXX6007             695                INDX 2006-AR23 DB 7/28/06            $144,800.00
 1007846999          6999         XXXXXX6999             695                INDX 2006-AR23 DB 7/28/06            $247,950.00
 1007847294          7294         XXXXXX7294             695                INDX 2006-AR23 DB 7/28/06            $404,000.00
 1007851924          1924         XXXXXX1924             695                INDX 2006-AR23 DB 7/28/06            $321,357.44
 1007851999          1999         XXXXXX1999             695                INDX 2006-AR23 DB 7/28/06               $0.00
 1007852104          2104         XXXXXX2104             695                INDX 2006-AR23 DB 7/28/06            $302,901.00
 1007856105          6105         XXXXXX6105             695                INDX 2006-AR23 DB 7/28/06            $414,307.91
 1007860693          0693         XXXXXX0693             695                INDX 2006-AR23 DB 7/28/06            $442,066.98
 1007866856          6856         XXXXXX6856             695                INDX 2006-AR23 DB 7/28/06            $235,938.82
 1007871278          1278         XXXXXX1278             695                INDX 2006-AR23 DB 7/28/06            $225,000.00
 1007871393          1393         XXXXXX1393             695                INDX 2006-AR23 DB 7/28/06            $629,855.52
 1007872185          2185         XXXXXX2185             695                INDX 2006-AR23 DB 7/28/06            $269,000.00
 1007877184          7184         XXXXXX7184             695                INDX 2006-AR23 DB 7/28/06            $375,000.00
 1007878620          8620         XXXXXX8620             695                INDX 2006-AR23 DB 7/28/06            $312,000.00
 1007880030          0030         XXXXXX0030             695                INDX 2006-AR23 DB 7/28/06            $649,634.38
 1007887464          7464         XXXXXX7464             695                INDX 2006-AR23 DB 7/28/06               $0.00
 1007889171          9171         XXXXXX9171             695                INDX 2006-AR23 DB 7/28/06            $235,724.89
 1007894288          4288         XXXXXX4288             695                INDX 2006-AR23 DB 7/28/06            $211,200.00
 1007896531          6531         XXXXXX6531             695                INDX 2006-AR23 DB 7/28/06            $240,000.00
 1007899295          9295         XXXXXX9295             695                INDX 2006-AR23 DB 7/28/06            $211,200.00
 1007908575          8575         XXXXXX8575             695                INDX 2006-AR23 DB 7/28/06            $282,747.63
 1007913591          3591         XXXXXX3591             695                INDX 2006-AR23 DB 7/28/06            $380,000.00
 1007916016          6016         XXXXXX6016             695                INDX 2006-AR23 DB 7/28/06            $175,000.00
 1007930728          0728         XXXXXX0728             695                INDX 2006-AR23 DB 7/28/06            $347,956.50
 1007932401          2401         XXXXXX2401             695                INDX 2006-AR23 DB 7/28/06            $312,665.80
 1007932641          2641         XXXXXX2641             695                INDX 2006-AR23 DB 7/28/06            $565,000.00
 1007934514          4514         XXXXXX4514             695                INDX 2006-AR23 DB 7/28/06            $188,000.00
 1007935719          5719         XXXXXX5719             695                INDX 2006-AR23 DB 7/28/06            $214,869.04
 1007938259          8259         XXXXXX8259             695                INDX 2006-AR23 DB 7/28/06            $383,500.00
 1007942939          2939         XXXXXX2939             695                INDX 2006-AR23 DB 7/28/06            $124,000.00
 1007945213          5213         XXXXXX5213             695                INDX 2006-AR23 DB 7/28/06            $144,534.93
 1007945304          5304         XXXXXX5304             695                INDX 2006-AR23 DB 7/28/06            $584,992.31
 1007945338          5338         XXXXXX5338             695                INDX 2006-AR23 DB 7/28/06            $478,207.46
 1007945395          5395         XXXXXX5395             695                INDX 2006-AR23 DB 7/28/06             $87,200.00
 1007951732          1732         XXXXXX1732             695                INDX 2006-AR23 DB 7/28/06            $265,000.00
 1007953829          3829         XXXXXX3829             695                INDX 2006-AR23 DB 7/28/06            $184,978.84
 1007972274          2274         XXXXXX2274             695                INDX 2006-AR23 DB 7/28/06            $648,000.00
 1007972837          2837         XXXXXX2837             695                INDX 2006-AR23 DB 7/28/06            $225,000.00
 1007973801          3801         XXXXXX3801             695                INDX 2006-AR23 DB 7/28/06            $207,000.00
 1007983107          3107         XXXXXX3107             695                INDX 2006-AR23 DB 7/28/06            $901,991.88
 1007985425          5425         XXXXXX5425             695                INDX 2006-AR23 DB 7/28/06            $424,636.13
 3001712854          2854         XXXXXX2854             695                INDX 2006-AR23 DB 7/28/06            $603,504.00
 3001816721          6721         XXXXXX6721             695                INDX 2006-AR23 DB 7/28/06            $479,940.36
 3001862964          2964         XXXXXX2964             695                INDX 2006-AR23 DB 7/28/06            $449,500.00
 3001863012          3012         XXXXXX3012             695                INDX 2006-AR23 DB 7/28/06            $500,000.00
 3001877848          7848         XXXXXX7848             695                INDX 2006-AR23 DB 7/28/06            $575,000.00
 3001878259          8259         XXXXXX8259             695                INDX 2006-AR23 DB 7/28/06            $322,000.00
 1004459218          9218         XXXXXX9218             697               INDX 2006-AR25 (MS) 7/28/06           $450,403.46
 1004491724          1724         XXXXXX1724             697               INDX 2006-AR25 (MS) 7/28/06           $627,236.74
 1004626261          6261         XXXXXX6261             697               INDX 2006-AR25 (MS) 7/28/06           $444,230.82
 1004808877          8877         XXXXXX8877             697               INDX 2006-AR25 (MS) 7/28/06              $0.00
 1005739550          9550         XXXXXX9550             697               INDX 2006-AR25 (MS) 7/28/06           $740,355.07
 1006102915          2915         XXXXXX2915             697               INDX 2006-AR25 (MS) 7/28/06            $83,910.12
 1006736381          6381         XXXXXX6381             697               INDX 2006-AR25 (MS) 7/28/06              $0.00
 1006964553          4553         XXXXXX4553             697               INDX 2006-AR25 (MS) 7/28/06           $319,409.78
 1007035981          5981         XXXXXX5981             697               INDX 2006-AR25 (MS) 7/28/06            $94,094.22
 1007037326          7326         XXXXXX7326             697               INDX 2006-AR25 (MS) 7/28/06           $194,054.47
 1007076985          6985         XXXXXX6985             697               INDX 2006-AR25 (MS) 7/28/06           $308,000.00
 1007110917          0917         XXXXXX0917             697               INDX 2006-AR25 (MS) 7/28/06            $67,117.96
 1007190240          0240         XXXXXX0240             697               INDX 2006-AR25 (MS) 7/28/06           $268,000.00
 1007200262          0262         XXXXXX0262             697               INDX 2006-AR25 (MS) 7/28/06           $279,869.27
 1007222597          2597         XXXXXX2597             697               INDX 2006-AR25 (MS) 7/28/06           $378,677.51
 1007571654          1654         XXXXXX1654             697               INDX 2006-AR25 (MS) 7/28/06           $363,999.84
 1007571662          1662         XXXXXX1662             697               INDX 2006-AR25 (MS) 7/28/06           $364,000.00
 1007571688          1688         XXXXXX1688             697               INDX 2006-AR25 (MS) 7/28/06           $370,304.36
 1007572181          2181         XXXXXX2181             697               INDX 2006-AR25 (MS) 7/28/06           $337,500.00
 1007657487          7487         XXXXXX7487             697               INDX 2006-AR25 (MS) 7/28/06           $577,500.00
 1007677188          7188         XXXXXX7188             697               INDX 2006-AR25 (MS) 7/28/06           $360,000.00
 1007677212          7212         XXXXXX7212             697               INDX 2006-AR25 (MS) 7/28/06           $491,952.26
 1007689340          9340         XXXXXX9340             697               INDX 2006-AR25 (MS) 7/28/06           $405,000.00
 1007719394          9394         XXXXXX9394             697               INDX 2006-AR25 (MS) 7/28/06              $0.00
 1007727090          7090         XXXXXX7090             697               INDX 2006-AR25 (MS) 7/28/06           $368,000.00
 1007727504          7504         XXXXXX7504             697               INDX 2006-AR25 (MS) 7/28/06           $212,000.00
 1007746413          6413         XXXXXX6413             697               INDX 2006-AR25 (MS) 7/28/06           $364,275.67
 1007771817          1817         XXXXXX1817             697               INDX 2006-AR25 (MS) 7/28/06           $154,059.55
 1007777178          7178         XXXXXX7178             697               INDX 2006-AR25 (MS) 7/28/06           $304,000.00
 1007777707          7707         XXXXXX7707             697               INDX 2006-AR25 (MS) 7/28/06           $375,000.00
 1007781063          1063         XXXXXX1063             697               INDX 2006-AR25 (MS) 7/28/06           $335,476.07
 1007781071          1071         XXXXXX1071             697               INDX 2006-AR25 (MS) 7/28/06           $325,908.89
 1007789413          9413         XXXXXX9413             697               INDX 2006-AR25 (MS) 7/28/06           $434,399.04
 1007791674          1674         XXXXXX1674             697               INDX 2006-AR25 (MS) 7/28/06           $120,000.00
 1007805615          5615         XXXXXX5615             697               INDX 2006-AR25 (MS) 7/28/06           $281,998.62
 1007806209          6209         XXXXXX6209             697               INDX 2006-AR25 (MS) 7/28/06           $416,999.98
 1007806225          6225         XXXXXX6225             697               INDX 2006-AR25 (MS) 7/28/06           $290,000.01
 1007806282          6282         XXXXXX6282             697               INDX 2006-AR25 (MS) 7/28/06           $417,000.00
 1007806464          6464         XXXXXX6464             697               INDX 2006-AR25 (MS) 7/28/06           $135,900.00
 1007807355          7355         XXXXXX7355             697               INDX 2006-AR25 (MS) 7/28/06           $279,984.95
 1007807678          7678         XXXXXX7678             697               INDX 2006-AR25 (MS) 7/28/06           $256,000.00
 1007812728          2728         XXXXXX2728             697               INDX 2006-AR25 (MS) 7/28/06           $325,751.97
 1007815432          5432         XXXXXX5432             697               INDX 2006-AR25 (MS) 7/28/06           $245,000.00
 1007816505          6505         XXXXXX6505             697               INDX 2006-AR25 (MS) 7/28/06           $429,936.00
 1007818600          8600         XXXXXX8600             697               INDX 2006-AR25 (MS) 7/28/06           $805,000.00
 1007819095          9095         XXXXXX9095             697               INDX 2006-AR25 (MS) 7/28/06           $749,995.02
 1007819467          9467         XXXXXX9467             697               INDX 2006-AR25 (MS) 7/28/06           $230,819.20
 1007819970          9970         XXXXXX9970             697               INDX 2006-AR25 (MS) 7/28/06           $231,200.00
 1007822628          2628         XXXXXX2628             697               INDX 2006-AR25 (MS) 7/28/06           $397,912.48
 1007823436          3436         XXXXXX3436             697               INDX 2006-AR25 (MS) 7/28/06           $279,999.47
 1007823956          3956         XXXXXX3956             697               INDX 2006-AR25 (MS) 7/28/06           $203,900.00
 1007824137          4137         XXXXXX4137             697               INDX 2006-AR25 (MS) 7/28/06           $215,000.00
 1007826264          6264         XXXXXX6264             697               INDX 2006-AR25 (MS) 7/28/06           $309,999.18
 1007826447          6447         XXXXXX6447             697               INDX 2006-AR25 (MS) 7/28/06           $299,880.49
 1007826686          6686         XXXXXX6686             697               INDX 2006-AR25 (MS) 7/28/06           $591,745.60
 1007829334          9334         XXXXXX9334             697               INDX 2006-AR25 (MS) 7/28/06           $248,000.00
 1007829979          9979         XXXXXX9979             697               INDX 2006-AR25 (MS) 7/28/06           $448,000.00
 1007830514          0514         XXXXXX0514             697               INDX 2006-AR25 (MS) 7/28/06           $278,720.61
 1007830704          0704         XXXXXX0704             697               INDX 2006-AR25 (MS) 7/28/06           $350,225.24
 1007832122          2122         XXXXXX2122             697               INDX 2006-AR25 (MS) 7/28/06           $224,770.29
 1007837394          7394         XXXXXX7394             697               INDX 2006-AR25 (MS) 7/28/06           $259,960.00
 1007839275          9275         XXXXXX9275             697               INDX 2006-AR25 (MS) 7/28/06           $208,000.00
 1007840430          0430         XXXXXX0430             697               INDX 2006-AR25 (MS) 7/28/06           $248,911.58
 1007844887          4887         XXXXXX4887             697               INDX 2006-AR25 (MS) 7/28/06           $200,000.00
 1007845496          5496         XXXXXX5496             697               INDX 2006-AR25 (MS) 7/28/06           $209,206.50
 1007846072          6072         XXXXXX6072             697               INDX 2006-AR25 (MS) 7/28/06           $240,000.00
 1007846304          6304         XXXXXX6304             697               INDX 2006-AR25 (MS) 7/28/06           $343,920.00
 1007846353          6353         XXXXXX6353             697               INDX 2006-AR25 (MS) 7/28/06              $0.00
 1007846619          6619         XXXXXX6619             697               INDX 2006-AR25 (MS) 7/28/06           $464,020.83
 1007847120          7120         XXXXXX7120             697               INDX 2006-AR25 (MS) 7/28/06           $368,000.00
 1007848342          8342         XXXXXX8342             697               INDX 2006-AR25 (MS) 7/28/06           $304,000.00
 1007848367          8367         XXXXXX8367             697               INDX 2006-AR25 (MS) 7/28/06           $248,857.67
 1007849878          9878         XXXXXX9878             697               INDX 2006-AR25 (MS) 7/28/06           $416,000.00
 1007849928          9928         XXXXXX9928             697               INDX 2006-AR25 (MS) 7/28/06              $0.00
 1007849936          9936         XXXXXX9936             697               INDX 2006-AR25 (MS) 7/28/06           $287,963.17
 1007850884          0884         XXXXXX0884             697               INDX 2006-AR25 (MS) 7/28/06           $399,500.00
 1007852047          2047         XXXXXX2047             697               INDX 2006-AR25 (MS) 7/28/06           $317,998.85
 1007852633          2633         XXXXXX2633             697               INDX 2006-AR25 (MS) 7/28/06           $190,400.00
 1007855081          5081         XXXXXX5081             697               INDX 2006-AR25 (MS) 7/28/06           $356,000.00
 1007855479          5479         XXXXXX5479             697               INDX 2006-AR25 (MS) 7/28/06           $640,000.00
 1007856063          6063         XXXXXX6063             697               INDX 2006-AR25 (MS) 7/28/06           $245,000.00
 1007856469          6469         XXXXXX6469             697               INDX 2006-AR25 (MS) 7/28/06           $280,000.00
 1007856758          6758         XXXXXX6758             697               INDX 2006-AR25 (MS) 7/28/06           $151,850.45
 1007860743          0743         XXXXXX0743             697               INDX 2006-AR25 (MS) 7/28/06           $671,917.16
 1007861006          1006         XXXXXX1006             697               INDX 2006-AR25 (MS) 7/28/06           $146,400.00
 1007861055          1055         XXXXXX1055             697               INDX 2006-AR25 (MS) 7/28/06           $496,800.00
 1007864430          4430         XXXXXX4430             697               INDX 2006-AR25 (MS) 7/28/06           $544,135.00
 1007867086          7086         XXXXXX7086             697               INDX 2006-AR25 (MS) 7/28/06           $318,000.00
 1007868506          8506         XXXXXX8506             697               INDX 2006-AR25 (MS) 7/28/06           $310,000.00
 1007868563          8563         XXXXXX8563             697               INDX 2006-AR25 (MS) 7/28/06           $471,997.64
 1007869280          9280         XXXXXX9280             697               INDX 2006-AR25 (MS) 7/28/06           $330,000.00
 1007869702          9702         XXXXXX9702             697               INDX 2006-AR25 (MS) 7/28/06           $148,000.00
 1007869926          9926         XXXXXX9926             697               INDX 2006-AR25 (MS) 7/28/06           $111,400.00
 1007871203          1203         XXXXXX1203             697               INDX 2006-AR25 (MS) 7/28/06           $408,000.00
 1007871500          1500         XXXXXX1500             697               INDX 2006-AR25 (MS) 7/28/06           $439,627.69
 1007871963          1963         XXXXXX1963             697               INDX 2006-AR25 (MS) 7/28/06           $208,000.00
 1007874645          4645         XXXXXX4645             697               INDX 2006-AR25 (MS) 7/28/06           $436,000.00
 1007875105          5105         XXXXXX5105             697               INDX 2006-AR25 (MS) 7/28/06            $34,282.14
 1007875436          5436         XXXXXX5436             697               INDX 2006-AR25 (MS) 7/28/06           $412,500.00
 1007876848          6848         XXXXXX6848             697               INDX 2006-AR25 (MS) 7/28/06           $292,585.37
 1007877192          7192         XXXXXX7192             697               INDX 2006-AR25 (MS) 7/28/06           $243,236.76
 1007878521          8521         XXXXXX8521             697               INDX 2006-AR25 (MS) 7/28/06           $391,929.33
 1007880527          0527         XXXXXX0527             697               INDX 2006-AR25 (MS) 7/28/06           $159,700.00
 1007880642          0642         XXXXXX0642             697               INDX 2006-AR25 (MS) 7/28/06           $115,377.39
 1007885443          5443         XXXXXX5443             697               INDX 2006-AR25 (MS) 7/28/06           $272,033.00
 1007885468          5468         XXXXXX5468             697               INDX 2006-AR25 (MS) 7/28/06           $274,395.98
 1007885773          5773         XXXXXX5773             697               INDX 2006-AR25 (MS) 7/28/06           $104,313.99
 1007885948          5948         XXXXXX5948             697               INDX 2006-AR25 (MS) 7/28/06           $287,996.49
 1007885997          5997         XXXXXX5997             697               INDX 2006-AR25 (MS) 7/28/06           $156,357.00
 1007886086          6086         XXXXXX6086             697               INDX 2006-AR25 (MS) 7/28/06           $355,584.00
 1007886185          6185         XXXXXX6185             697               INDX 2006-AR25 (MS) 7/28/06           $208,500.00
 1007886524          6524         XXXXXX6524             697               INDX 2006-AR25 (MS) 7/28/06           $231,279.03
 1007886656          6656         XXXXXX6656             697               INDX 2006-AR25 (MS) 7/28/06           $142,849.99
 1007886664          6664         XXXXXX6664             697               INDX 2006-AR25 (MS) 7/28/06           $250,803.17
 1007886821          6821         XXXXXX6821             697               INDX 2006-AR25 (MS) 7/28/06           $179,256.00
 1007887076          7076         XXXXXX7076             697               INDX 2006-AR25 (MS) 7/28/06              $0.00
 1007887100          7100         XXXXXX7100             697               INDX 2006-AR25 (MS) 7/28/06           $312,000.00
 1007888504          8504         XXXXXX8504             697               INDX 2006-AR25 (MS) 7/28/06           $129,996.00
 1007889130          9130         XXXXXX9130             697               INDX 2006-AR25 (MS) 7/28/06           $567,900.00
 1007889288          9288         XXXXXX9288             697               INDX 2006-AR25 (MS) 7/28/06           $455,800.00
 1007890997          0997         XXXXXX0997             697               INDX 2006-AR25 (MS) 7/28/06           $363,800.00
 1007891250          1250         XXXXXX1250             697               INDX 2006-AR25 (MS) 7/28/06           $896,500.76
 1007891318          1318         XXXXXX1318             697               INDX 2006-AR25 (MS) 7/28/06           $367,200.00
 1007892712          2712         XXXXXX2712             697               INDX 2006-AR25 (MS) 7/28/06           $145,000.00
 1007892753          2753         XXXXXX2753             697               INDX 2006-AR25 (MS) 7/28/06           $416,249.56
 1007894098          4098         XXXXXX4098             697               INDX 2006-AR25 (MS) 7/28/06           $516,000.00
 1007895343          5343         XXXXXX5343             697               INDX 2006-AR25 (MS) 7/28/06           $424,000.00
 1007895517          5517         XXXXXX5517             697               INDX 2006-AR25 (MS) 7/28/06           $219,000.00
 1007895640          5640         XXXXXX5640             697               INDX 2006-AR25 (MS) 7/28/06           $262,000.00
 1007897026          7026         XXXXXX7026             697               INDX 2006-AR25 (MS) 7/28/06           $359,900.00
 1007898214          8214         XXXXXX8214             697               INDX 2006-AR25 (MS) 7/28/06           $444,000.00
 1007898883          8883         XXXXXX8883             697               INDX 2006-AR25 (MS) 7/28/06           $417,780.29
 1007899303          9303         XXXXXX9303             697               INDX 2006-AR25 (MS) 7/28/06            $54,224.15
 1007900358          0358         XXXXXX0358             697               INDX 2006-AR25 (MS) 7/28/06           $456,000.00
 1007901729          1729         XXXXXX1729             697               INDX 2006-AR25 (MS) 7/28/06           $371,147.52
 1007902040          2040         XXXXXX2040             697               INDX 2006-AR25 (MS) 7/28/06           $282,996.35
 1007902222          2222         XXXXXX2222             697               INDX 2006-AR25 (MS) 7/28/06           $372,958.17
 1007902586          2586         XXXXXX2586             697               INDX 2006-AR25 (MS) 7/28/06           $150,000.00
 1007902800          2800         XXXXXX2800             697               INDX 2006-AR25 (MS) 7/28/06           $196,287.78
 1007902875          2875         XXXXXX2875             697               INDX 2006-AR25 (MS) 7/28/06           $130,027.89
 1007903063          3063         XXXXXX3063             697               INDX 2006-AR25 (MS) 7/28/06           $259,000.00
 1007904608          4608         XXXXXX4608             697               INDX 2006-AR25 (MS) 7/28/06           $251,937.23
 1007904665          4665         XXXXXX4665             697               INDX 2006-AR25 (MS) 7/28/06           $171,219.45
 1007906280          6280         XXXXXX6280             697               INDX 2006-AR25 (MS) 7/28/06           $256,000.00
 1007907049          7049         XXXXXX7049             697               INDX 2006-AR25 (MS) 7/28/06          $1,224,900.00
 1007908724          8724         XXXXXX8724             697               INDX 2006-AR25 (MS) 7/28/06           $456,000.00
 1007909367          9367         XXXXXX9367             697               INDX 2006-AR25 (MS) 7/28/06           $768,209.85
 1007909557          9557         XXXXXX9557             697               INDX 2006-AR25 (MS) 7/28/06           $133,000.00
 1007909961          9961         XXXXXX9961             697               INDX 2006-AR25 (MS) 7/28/06           $296,000.00
 1007910035          0035         XXXXXX0035             697               INDX 2006-AR25 (MS) 7/28/06           $118,541.67
 1007910076          0076         XXXXXX0076             697               INDX 2006-AR25 (MS) 7/28/06          $1,200,000.00
 1007910324          0324         XXXXXX0324             697               INDX 2006-AR25 (MS) 7/28/06           $273,000.00
 1007910795          0795         XXXXXX0795             697               INDX 2006-AR25 (MS) 7/28/06           $206,927.51
 1007911595          1595         XXXXXX1595             697               INDX 2006-AR25 (MS) 7/28/06           $137,600.00
 1007912296          2296         XXXXXX2296             697               INDX 2006-AR25 (MS) 7/28/06           $283,000.00
 1007912668          2668         XXXXXX2668             697               INDX 2006-AR25 (MS) 7/28/06           $522,542.74
 1007912866          2866         XXXXXX2866             697               INDX 2006-AR25 (MS) 7/28/06           $239,908.06
 1007913740          3740         XXXXXX3740             697               INDX 2006-AR25 (MS) 7/28/06           $180,000.00
 1007914300          4300         XXXXXX4300             697               INDX 2006-AR25 (MS) 7/28/06           $308,000.00
 1007915539          5539         XXXXXX5539             697               INDX 2006-AR25 (MS) 7/28/06           $290,000.00
 1007915562          5562         XXXXXX5562             697               INDX 2006-AR25 (MS) 7/28/06           $307,099.99
 1007916560          6560         XXXXXX6560             697               INDX 2006-AR25 (MS) 7/28/06           $659,999.90
 1007917915          7915         XXXXXX7915             697               INDX 2006-AR25 (MS) 7/28/06           $384,000.00
 1007918400          8400         XXXXXX8400             697               INDX 2006-AR25 (MS) 7/28/06           $395,271.64
 1007919572          9572         XXXXXX9572             697               INDX 2006-AR25 (MS) 7/28/06           $182,856.08
 1007920505          0505         XXXXXX0505             697               INDX 2006-AR25 (MS) 7/28/06           $239,935.00
 1007920794          0794         XXXXXX0794             697               INDX 2006-AR25 (MS) 7/28/06           $262,400.00
 1007920844          0844         XXXXXX0844             697               INDX 2006-AR25 (MS) 7/28/06           $240,350.00
 1007921131          1131         XXXXXX1131             697               INDX 2006-AR25 (MS) 7/28/06              $0.00
 1007921198          1198         XXXXXX1198             697               INDX 2006-AR25 (MS) 7/28/06           $187,611.61
 1007921644          1644         XXXXXX1644             697               INDX 2006-AR25 (MS) 7/28/06           $372,000.00
 1007923988          3988         XXXXXX3988             697               INDX 2006-AR25 (MS) 7/28/06           $312,337.88
 1007924127          4127         XXXXXX4127             697               INDX 2006-AR25 (MS) 7/28/06           $325,999.99
 1007924135          4135         XXXXXX4135             697               INDX 2006-AR25 (MS) 7/28/06           $416,907.43
 1007925744          5744         XXXXXX5744             697               INDX 2006-AR25 (MS) 7/28/06           $336,000.00
 1007925884          5884         XXXXXX5884             697               INDX 2006-AR25 (MS) 7/28/06           $299,800.00
 1007926452          6452         XXXXXX6452             697               INDX 2006-AR25 (MS) 7/28/06           $268,000.00
 1007926973          6973         XXXXXX6973             697               INDX 2006-AR25 (MS) 7/28/06           $879,921.18
 1007927880          7880         XXXXXX7880             697               INDX 2006-AR25 (MS) 7/28/06           $497,600.00
 1007932377          2377         XXXXXX2377             697               INDX 2006-AR25 (MS) 7/28/06           $542,491.93
 1007932575          2575         XXXXXX2575             697               INDX 2006-AR25 (MS) 7/28/06           $293,520.48
 1007932633          2633         XXXXXX2633             697               INDX 2006-AR25 (MS) 7/28/06           $242,688.79
 1007932922          2922         XXXXXX2922             697               INDX 2006-AR25 (MS) 7/28/06           $437,697.19
 1007933185          3185         XXXXXX3185             697               INDX 2006-AR25 (MS) 7/28/06           $196,000.00
 1007933995          3995         XXXXXX3995             697               INDX 2006-AR25 (MS) 7/28/06           $306,400.00
 1007934209          4209         XXXXXX4209             697               INDX 2006-AR25 (MS) 7/28/06           $427,999.94
 1007934647          4647         XXXXXX4647             697               INDX 2006-AR25 (MS) 7/28/06           $387,920.00
 1007934928          4928         XXXXXX4928             697               INDX 2006-AR25 (MS) 7/28/06           $155,000.00
 1007935479          5479         XXXXXX5479             697               INDX 2006-AR25 (MS) 7/28/06           $650,000.00
 1007935701          5701         XXXXXX5701             697               INDX 2006-AR25 (MS) 7/28/06           $577,624.78
 1007936766          6766         XXXXXX6766             697               INDX 2006-AR25 (MS) 7/28/06           $143,200.00
 1007937707          7707         XXXXXX7707             697               INDX 2006-AR25 (MS) 7/28/06           $254,712.95
 1007938390          8390         XXXXXX8390             697               INDX 2006-AR25 (MS) 7/28/06           $287,681.67
 1007938655          8655         XXXXXX8655             697               INDX 2006-AR25 (MS) 7/28/06           $446,000.00
 1007939224          9224         XXXXXX9224             697               INDX 2006-AR25 (MS) 7/28/06           $236,000.00
 1007939422          9422         XXXXXX9422             697               INDX 2006-AR25 (MS) 7/28/06           $388,000.00
 1007940461          0461         XXXXXX0461             697               INDX 2006-AR25 (MS) 7/28/06           $235,433.23
 1007940784          0784         XXXXXX0784             697               INDX 2006-AR25 (MS) 7/28/06           $605,658.22
 1007942046          2046         XXXXXX2046             697               INDX 2006-AR25 (MS) 7/28/06           $659,754.25
 1007942244          2244         XXXXXX2244             697               INDX 2006-AR25 (MS) 7/28/06           $224,000.00
 1007942335          2335         XXXXXX2335             697               INDX 2006-AR25 (MS) 7/28/06           $390,896.51
 1007943200          3200         XXXXXX3200             697               INDX 2006-AR25 (MS) 7/28/06           $315,000.00
 1007944778          4778         XXXXXX4778             697               INDX 2006-AR25 (MS) 7/28/06           $113,358.59
 1007945155          5155         XXXXXX5155             697               INDX 2006-AR25 (MS) 7/28/06           $546,900.00
 1007945973          5973         XXXXXX5973             697               INDX 2006-AR25 (MS) 7/28/06           $103,850.95
 1007946054          6054         XXXXXX6054             697               INDX 2006-AR25 (MS) 7/28/06           $380,000.00
 1007946146          6146         XXXXXX6146             697               INDX 2006-AR25 (MS) 7/28/06           $292,153.03
 1007946468          6468         XXXXXX6468             697               INDX 2006-AR25 (MS) 7/28/06           $230,000.00
 1007946617          6617         XXXXXX6617             697               INDX 2006-AR25 (MS) 7/28/06           $352,000.00
 1007947284          7284         XXXXXX7284             697               INDX 2006-AR25 (MS) 7/28/06           $300,370.52
 1007947383          7383         XXXXXX7383             697               INDX 2006-AR25 (MS) 7/28/06           $424,957.83
 1007947466          7466         XXXXXX7466             697               INDX 2006-AR25 (MS) 7/28/06           $360,000.00
 1007950510          0510         XXXXXX0510             697               INDX 2006-AR25 (MS) 7/28/06           $166,400.00
 1007951294          1294         XXXXXX1294             697               INDX 2006-AR25 (MS) 7/28/06           $756,000.00
 1007952110          2110         XXXXXX2110             697               INDX 2006-AR25 (MS) 7/28/06              $0.00
 1007952730          2730         XXXXXX2730             697               INDX 2006-AR25 (MS) 7/28/06           $277,200.00
 1007952953          2953         XXXXXX2953             697               INDX 2006-AR25 (MS) 7/28/06           $204,142.51
 1007955287          5287         XXXXXX5287             697               INDX 2006-AR25 (MS) 7/28/06           $520,000.00
 1007956251          6251         XXXXXX6251             697               INDX 2006-AR25 (MS) 7/28/06           $124,000.00
 1007956541          6541         XXXXXX6541             697               INDX 2006-AR25 (MS) 7/28/06           $321,974.99
 1007957077          7077         XXXXXX7077             697               INDX 2006-AR25 (MS) 7/28/06           $417,000.00
 1007957317          7317         XXXXXX7317             697               INDX 2006-AR25 (MS) 7/28/06           $180,000.00
 1007958539          8539         XXXXXX8539             697               INDX 2006-AR25 (MS) 7/28/06           $530,203.90
 1007958554          8554         XXXXXX8554             697               INDX 2006-AR25 (MS) 7/28/06           $543,000.00
 1007959917          9917         XXXXXX9917             697               INDX 2006-AR25 (MS) 7/28/06           $255,084.82
 1007961038          1038         XXXXXX1038             697               INDX 2006-AR25 (MS) 7/28/06           $207,786.73
 1007961947          1947         XXXXXX1947             697               INDX 2006-AR25 (MS) 7/28/06           $520,000.00
 1007962325          2325         XXXXXX2325             697               INDX 2006-AR25 (MS) 7/28/06           $358,057.57
 1007968124          8124         XXXXXX8124             697               INDX 2006-AR25 (MS) 7/28/06           $324,000.00
 1007968553          8553         XXXXXX8553             697               INDX 2006-AR25 (MS) 7/28/06           $451,750.00
 1007969809          9809         XXXXXX9809             697               INDX 2006-AR25 (MS) 7/28/06           $455,000.00
 1007969890          9890         XXXXXX9890             697               INDX 2006-AR25 (MS) 7/28/06           $324,000.00
 1007970633          0633         XXXXXX0633             697               INDX 2006-AR25 (MS) 7/28/06           $198,789.92
 1007970773          0773         XXXXXX0773             697               INDX 2006-AR25 (MS) 7/28/06           $166,400.00
 1007970849          0849         XXXXXX0849             697               INDX 2006-AR25 (MS) 7/28/06           $156,000.00
 1007970872          0872         XXXXXX0872             697               INDX 2006-AR25 (MS) 7/28/06           $172,000.00
 1007970906          0906         XXXXXX0906             697               INDX 2006-AR25 (MS) 7/28/06           $188,813.82
 1007971037          1037         XXXXXX1037             697               INDX 2006-AR25 (MS) 7/28/06           $557,623.46
 1007971979          1979         XXXXXX1979             697               INDX 2006-AR25 (MS) 7/28/06           $516,000.00
 1007972712          2712         XXXXXX2712             697               INDX 2006-AR25 (MS) 7/28/06           $225,000.00
 1007973389          3389         XXXXXX3389             697               INDX 2006-AR25 (MS) 7/28/06           $431,532.85
 1007976309          6309         XXXXXX6309             697               INDX 2006-AR25 (MS) 7/28/06           $264,000.00
 1007977182          7182         XXXXXX7182             697               INDX 2006-AR25 (MS) 7/28/06           $195,045.48
 1007977497          7497         XXXXXX7497             697               INDX 2006-AR25 (MS) 7/28/06           $375,200.00
 1007977661          7661         XXXXXX7661             697               INDX 2006-AR25 (MS) 7/28/06           $554,934.02
 1007978289          8289         XXXXXX8289             697               INDX 2006-AR25 (MS) 7/28/06           $249,843.00
 1007979659          9659         XXXXXX9659             697               INDX 2006-AR25 (MS) 7/28/06           $424,400.00
 1007979915          9915         XXXXXX9915             697               INDX 2006-AR25 (MS) 7/28/06           $284,000.00
 1007980939          0939         XXXXXX0939             697               INDX 2006-AR25 (MS) 7/28/06           $277,719.10
 1007981697          1697         XXXXXX1697             697               INDX 2006-AR25 (MS) 7/28/06           $172,000.00
 1007984477          4477         XXXXXX4477             697               INDX 2006-AR25 (MS) 7/28/06           $389,600.00
 1007987512          7512         XXXXXX7512             697               INDX 2006-AR25 (MS) 7/28/06           $428,000.00
 1007987751          7751         XXXXXX7751             697               INDX 2006-AR25 (MS) 7/28/06           $294,320.00
 1007989633          9633         XXXXXX9633             697               INDX 2006-AR25 (MS) 7/28/06           $407,688.24
 1007994021          4021         XXXXXX4021             697               INDX 2006-AR25 (MS) 7/28/06           $310,800.00
 1007994294          4294         XXXXXX4294             697               INDX 2006-AR25 (MS) 7/28/06           $221,600.00
 1007994492          4492         XXXXXX4492             697               INDX 2006-AR25 (MS) 7/28/06           $599,840.62
 1007998873          8873         XXXXXX8873             697               INDX 2006-AR25 (MS) 7/28/06           $206,152.38
 1007999285          9285         XXXXXX9285             697               INDX 2006-AR25 (MS) 7/28/06           $162,500.00
 1007999327          9327         XXXXXX9327             697               INDX 2006-AR25 (MS) 7/28/06           $329,956.41
 1007999947          9947         XXXXXX9947             697               INDX 2006-AR25 (MS) 7/28/06           $267,542.77
 1008000786          0786         XXXXXX0786             697               INDX 2006-AR25 (MS) 7/28/06           $336,000.00
 1008000984          0984         XXXXXX0984             697               INDX 2006-AR25 (MS) 7/28/06            $97,328.67
 1008003186          3186         XXXXXX3186             697               INDX 2006-AR25 (MS) 7/28/06           $292,999.99
 1008003913          3913         XXXXXX3913             697               INDX 2006-AR25 (MS) 7/28/06           $440,000.00
 1008004598          4598         XXXXXX4598             697               INDX 2006-AR25 (MS) 7/28/06           $328,257.45
 1008006247          6247         XXXXXX6247             697               INDX 2006-AR25 (MS) 7/28/06           $411,000.00
 1008006346          6346         XXXXXX6346             697               INDX 2006-AR25 (MS) 7/28/06           $248,978.69
 1008009647          9647         XXXXXX9647             697               INDX 2006-AR25 (MS) 7/28/06           $532,000.00
 1008009761          9761         XXXXXX9761             697               INDX 2006-AR25 (MS) 7/28/06           $318,460.00
 3001812837          2837         XXXXXX2837             697               INDX 2006-AR25 (MS) 7/28/06           $108,212.92
 3001816069          6069         XXXXXX6069             697               INDX 2006-AR25 (MS) 7/28/06           $180,000.00
 3001845258          5258         XXXXXX5258             697               INDX 2006-AR25 (MS) 7/28/06           $115,592.00
 3001853260          3260         XXXXXX3260             697               INDX 2006-AR25 (MS) 7/28/06            $42,380.79
 3001853443          3443         XXXXXX3443             697               INDX 2006-AR25 (MS) 7/28/06              $0.00
 3001859226          9226         XXXXXX9226             697               INDX 2006-AR25 (MS) 7/28/06              $0.00
 3001859234          9234         XXXXXX9234             697               INDX 2006-AR25 (MS) 7/28/06           $205,900.00
 3001862881          2881         XXXXXX2881             697               INDX 2006-AR25 (MS) 7/28/06           $288,222.09
 3001863020          3020         XXXXXX3020             697               INDX 2006-AR25 (MS) 7/28/06           $220,000.00
 3001863335          3335         XXXXXX3335             697               INDX 2006-AR25 (MS) 7/28/06           $112,800.00
 3001863343          3343         XXXXXX3343             697               INDX 2006-AR25 (MS) 7/28/06           $192,720.63
 3001863442          3442         XXXXXX3442             697               INDX 2006-AR25 (MS) 7/28/06           $269,450.00
 3001863459          3459         XXXXXX3459             697               INDX 2006-AR25 (MS) 7/28/06           $165,000.00
 3001863483          3483         XXXXXX3483             697               INDX 2006-AR25 (MS) 7/28/06           $355,000.00
 3001863509          3509         XXXXXX3509             697               INDX 2006-AR25 (MS) 7/28/06           $269,878.93
 3001863624          3624         XXXXXX3624             697               INDX 2006-AR25 (MS) 7/28/06           $629,000.00
 3001863665          3665         XXXXXX3665             697               INDX 2006-AR25 (MS) 7/28/06              $0.00
 3001863699          3699         XXXXXX3699             697               INDX 2006-AR25 (MS) 7/28/06           $632,000.00
 3001863707          3707         XXXXXX3707             697               INDX 2006-AR25 (MS) 7/28/06           $179,667.81
 3001863723          3723         XXXXXX3723             697               INDX 2006-AR25 (MS) 7/28/06           $128,500.00
 3001863756          3756         XXXXXX3756             697               INDX 2006-AR25 (MS) 7/28/06           $152,932.95
 3001863772          3772         XXXXXX3772             697               INDX 2006-AR25 (MS) 7/28/06           $392,000.00
 3001863806          3806         XXXXXX3806             697               INDX 2006-AR25 (MS) 7/28/06           $147,397.41
 3001863830          3830         XXXXXX3830             697               INDX 2006-AR25 (MS) 7/28/06           $183,600.00
 3001863889          3889         XXXXXX3889             697               INDX 2006-AR25 (MS) 7/28/06           $227,653.13
 3001863988          3988         XXXXXX3988             697               INDX 2006-AR25 (MS) 7/28/06           $224,000.00
 3001864234          4234         XXXXXX4234             697               INDX 2006-AR25 (MS) 7/28/06           $138,699.57
 3001864267          4267         XXXXXX4267             697               INDX 2006-AR25 (MS) 7/28/06           $416,363.55
 3001864309          4309         XXXXXX4309             697               INDX 2006-AR25 (MS) 7/28/06           $409,600.00
 3001864382          4382         XXXXXX4382             697               INDX 2006-AR25 (MS) 7/28/06            $93,958.04
 3001864416          4416         XXXXXX4416             697               INDX 2006-AR25 (MS) 7/28/06           $154,389.67
 3001864432          4432         XXXXXX4432             697               INDX 2006-AR25 (MS) 7/28/06           $287,600.12
 3001864531          4531         XXXXXX4531             697               INDX 2006-AR25 (MS) 7/28/06              $0.00
 3001864606          4606         XXXXXX4606             697               INDX 2006-AR25 (MS) 7/28/06           $142,400.00
 3001864614          4614         XXXXXX4614             697               INDX 2006-AR25 (MS) 7/28/06           $400,800.00
 3001864655          4655         XXXXXX4655             697               INDX 2006-AR25 (MS) 7/28/06           $132,000.00
 3001864663          4663         XXXXXX4663             697               INDX 2006-AR25 (MS) 7/28/06           $121,009.21
 3001864770          4770         XXXXXX4770             697               INDX 2006-AR25 (MS) 7/28/06           $226,946.45
 3001864846          4846         XXXXXX4846             697               INDX 2006-AR25 (MS) 7/28/06           $232,000.00
 3001864945          4945         XXXXXX4945             697               INDX 2006-AR25 (MS) 7/28/06           $165,000.00
 3001865108          5108         XXXXXX5108             697               INDX 2006-AR25 (MS) 7/28/06           $232,000.00
 3001865157          5157         XXXXXX5157             697               INDX 2006-AR25 (MS) 7/28/06           $417,300.00
 3001866015          6015         XXXXXX6015             697               INDX 2006-AR25 (MS) 7/28/06           $629,475.00
 3001866106          6106         XXXXXX6106             697               INDX 2006-AR25 (MS) 7/28/06           $114,230.20
 3001866122          6122         XXXXXX6122             697               INDX 2006-AR25 (MS) 7/28/06           $136,791.16
 3001866304          6304         XXXXXX6304             697               INDX 2006-AR25 (MS) 7/28/06           $311,262.66
 3001866312          6312         XXXXXX6312             697               INDX 2006-AR25 (MS) 7/28/06           $190,400.00
 3001866528          6528         XXXXXX6528             697               INDX 2006-AR25 (MS) 7/28/06           $128,175.00
 3001866544          6544         XXXXXX6544             697               INDX 2006-AR25 (MS) 7/28/06           $320,663.29
 3001866585          6585         XXXXXX6585             697               INDX 2006-AR25 (MS) 7/28/06           $380,000.00
 3001866619          6619         XXXXXX6619             697               INDX 2006-AR25 (MS) 7/28/06           $173,957.41
 3001866817          6817         XXXXXX6817             697               INDX 2006-AR25 (MS) 7/28/06           $427,673.89
 3001866908          6908         XXXXXX6908             697               INDX 2006-AR25 (MS) 7/28/06           $532,000.00
 3001866924          6924         XXXXXX6924             697               INDX 2006-AR25 (MS) 7/28/06           $549,687.57
 3001867070          7070         XXXXXX7070             697               INDX 2006-AR25 (MS) 7/28/06           $107,950.00
 3001867088          7088         XXXXXX7088             697               INDX 2006-AR25 (MS) 7/28/06            $62,500.00
 3001867096          7096         XXXXXX7096             697               INDX 2006-AR25 (MS) 7/28/06           $116,800.00
 3001867104          7104         XXXXXX7104             697               INDX 2006-AR25 (MS) 7/28/06           $263,199.94
 3001867229          7229         XXXXXX7229             697               INDX 2006-AR25 (MS) 7/28/06            $71,997.00
 3001867534          7534         XXXXXX7534             697               INDX 2006-AR25 (MS) 7/28/06           $131,899.44
 3001867773          7773         XXXXXX7773             697               INDX 2006-AR25 (MS) 7/28/06           $120,000.00
 3001867906          7906         XXXXXX7906             697               INDX 2006-AR25 (MS) 7/28/06           $415,200.00
 3001867914          7914         XXXXXX7914             697               INDX 2006-AR25 (MS) 7/28/06           $105,600.00
 3001868052          8052         XXXXXX8052             697               INDX 2006-AR25 (MS) 7/28/06           $207,983.55
 3001868110          8110         XXXXXX8110             697               INDX 2006-AR25 (MS) 7/28/06           $106,400.00
 3001868169          8169         XXXXXX8169             697               INDX 2006-AR25 (MS) 7/28/06           $231,997.88
 3001868177          8177         XXXXXX8177             697               INDX 2006-AR25 (MS) 7/28/06           $284,600.00
 3001868193          8193         XXXXXX8193             697               INDX 2006-AR25 (MS) 7/28/06           $236,442.18
 3001868201          8201         XXXXXX8201             697               INDX 2006-AR25 (MS) 7/28/06           $168,435.63
 3001868276          8276         XXXXXX8276             697               INDX 2006-AR25 (MS) 7/28/06           $399,853.26
 3001868417          8417         XXXXXX8417             697               INDX 2006-AR25 (MS) 7/28/06           $118,614.74
 3001868458          8458         XXXXXX8458             697               INDX 2006-AR25 (MS) 7/28/06            $81,000.00
 3001868466          8466         XXXXXX8466             697               INDX 2006-AR25 (MS) 7/28/06           $249,594.94
 3001868672          8672         XXXXXX8672             697               INDX 2006-AR25 (MS) 7/28/06           $235,934.44
 3001868771          8771         XXXXXX8771             697               INDX 2006-AR25 (MS) 7/28/06           $171,918.93
 3001868789          8789         XXXXXX8789             697               INDX 2006-AR25 (MS) 7/28/06           $408,000.00
 3001868920          8920         XXXXXX8920             697               INDX 2006-AR25 (MS) 7/28/06           $224,000.00
 3001868938          8938         XXXXXX8938             697               INDX 2006-AR25 (MS) 7/28/06           $246,000.00
 3001875297          5297         XXXXXX5297             697               INDX 2006-AR25 (MS) 7/28/06           $155,900.00
 3001875313          5313         XXXXXX5313             697               INDX 2006-AR25 (MS) 7/28/06            $80,000.00
 3001875321          5321         XXXXXX5321             697               INDX 2006-AR25 (MS) 7/28/06           $105,062.59
 3001876766          6766         XXXXXX6766             697               INDX 2006-AR25 (MS) 7/28/06           $312,000.00
 3001877046          7046         XXXXXX7046             697               INDX 2006-AR25 (MS) 7/28/06           $324,650.00
 3001877780          7780         XXXXXX7780             697               INDX 2006-AR25 (MS) 7/28/06           $576,000.00
 3001877897          7897         XXXXXX7897             697               INDX 2006-AR25 (MS) 7/28/06           $500,000.00
 3001877947          7947         XXXXXX7947             697               INDX 2006-AR25 (MS) 7/28/06           $482,388.30
 3001877970          7970         XXXXXX7970             697               INDX 2006-AR25 (MS) 7/28/06              $0.00
 3001878119          8119         XXXXXX8119             697               INDX 2006-AR25 (MS) 7/28/06           $121,290.69
 3001882343          2343         XXXXXX2343             697               INDX 2006-AR25 (MS) 7/28/06           $112,849.69
 3001882392          2392         XXXXXX2392             697               INDX 2006-AR25 (MS) 7/28/06           $193,968.68
 3001882400          2400         XXXXXX2400             697               INDX 2006-AR25 (MS) 7/28/06           $233,826.91
 3001882855          2855         XXXXXX2855             697               INDX 2006-AR25 (MS) 7/28/06           $147,600.00
 3001882863          2863         XXXXXX2863             697               INDX 2006-AR25 (MS) 7/28/06           $632,000.00
 3001883028          3028         XXXXXX3028             697               INDX 2006-AR25 (MS) 7/28/06           $196,000.00
 3001883036          3036         XXXXXX3036             697               INDX 2006-AR25 (MS) 7/28/06           $108,400.00
 3001883093          3093         XXXXXX3093             697               INDX 2006-AR25 (MS) 7/28/06           $252,000.00
 3001883788          3788         XXXXXX3788             697               INDX 2006-AR25 (MS) 7/28/06           $202,687.89
 3001883838          3838         XXXXXX3838             697               INDX 2006-AR25 (MS) 7/28/06              $0.00
 3001884067          4067         XXXXXX4067             697               INDX 2006-AR25 (MS) 7/28/06           $399,860.27
 3001884190          4190         XXXXXX4190             697               INDX 2006-AR25 (MS) 7/28/06           $348,000.00
 3001884398          4398         XXXXXX4398             697               INDX 2006-AR25 (MS) 7/28/06           $195,000.00
 3001885320          5320         XXXXXX5320             697               INDX 2006-AR25 (MS) 7/28/06           $152,000.00
 3001885478          5478         XXXXXX5478             697               INDX 2006-AR25 (MS) 7/28/06           $250,200.00
 3001886013          6013         XXXXXX6013             697               INDX 2006-AR25 (MS) 7/28/06           $168,500.00
 3001886104          6104         XXXXXX6104             697               INDX 2006-AR25 (MS) 7/28/06           $173,900.00
 3001887300          7300         XXXXXX7300             697               INDX 2006-AR25 (MS) 7/28/06              $0.00
 3001887458          7458         XXXXXX7458             697               INDX 2006-AR25 (MS) 7/28/06              $0.00
 3001887599          7599         XXXXXX7599             697               INDX 2006-AR25 (MS) 7/28/06           $243,323.63
 3001887649          7649         XXXXXX7649             697               INDX 2006-AR25 (MS) 7/28/06           $293,134.62
 3001887706          7706         XXXXXX7706             697               INDX 2006-AR25 (MS) 7/28/06           $224,614.74
 3001887805          7805         XXXXXX7805             697               INDX 2006-AR25 (MS) 7/28/06           $546,546.46
 3001887821          7821         XXXXXX7821             697               INDX 2006-AR25 (MS) 7/28/06           $209,600.00
 3001887904          7904         XXXXXX7904             697               INDX 2006-AR25 (MS) 7/28/06           $357,797.00
 3001887912          7912         XXXXXX7912             697               INDX 2006-AR25 (MS) 7/28/06           $148,400.00
 3001888084          8084         XXXXXX8084             697               INDX 2006-AR25 (MS) 7/28/06           $250,000.00
 3001888092          8092         XXXXXX8092             697               INDX 2006-AR25 (MS) 7/28/06           $132,000.00
 3001888126          8126         XXXXXX8126             697               INDX 2006-AR25 (MS) 7/28/06           $279,915.11
 3001888183          8183         XXXXXX8183             697               INDX 2006-AR25 (MS) 7/28/06           $167,276.99
 3001901127          1127         XXXXXX1127             697               INDX 2006-AR25 (MS) 7/28/06           $332,155.22
 3001901309          1309         XXXXXX1309             697               INDX 2006-AR25 (MS) 7/28/06           $186,731.63
 3001901317          1317         XXXXXX1317             697               INDX 2006-AR25 (MS) 7/28/06           $240,000.00
 3001901523          1523         XXXXXX1523             697               INDX 2006-AR25 (MS) 7/28/06           $168,000.00
 3001901697          1697         XXXXXX1697             697               INDX 2006-AR25 (MS) 7/28/06           $392,000.00
 3001901705          1705         XXXXXX1705             697               INDX 2006-AR25 (MS) 7/28/06           $166,212.46
 3001901762          1762         XXXXXX1762             697               INDX 2006-AR25 (MS) 7/28/06           $233,600.00
 3001901820          1820         XXXXXX1820             697               INDX 2006-AR25 (MS) 7/28/06           $330,582.26
 3001901986          1986         XXXXXX1986             697               INDX 2006-AR25 (MS) 7/28/06           $265,000.00
 3001902000          2000         XXXXXX2000             697               INDX 2006-AR25 (MS) 7/28/06           $285,350.00
 3001902083          2083         XXXXXX2083             697               INDX 2006-AR25 (MS) 7/28/06           $174,792.10
 3001902091          2091         XXXXXX2091             697               INDX 2006-AR25 (MS) 7/28/06           $187,418.65
 3001902240          2240         XXXXXX2240             697               INDX 2006-AR25 (MS) 7/28/06           $135,358.87
 3001902406          2406         XXXXXX2406             697               INDX 2006-AR25 (MS) 7/28/06           $209,600.00
 3001902414          2414         XXXXXX2414             697               INDX 2006-AR25 (MS) 7/28/06           $188,000.00
 3001902448          2448         XXXXXX2448             697               INDX 2006-AR25 (MS) 7/28/06           $417,000.00
 3001902521          2521         XXXXXX2521             697               INDX 2006-AR25 (MS) 7/28/06           $416,000.00
 3001902554          2554         XXXXXX2554             697               INDX 2006-AR25 (MS) 7/28/06           $250,400.00
 3001902653          2653         XXXXXX2653             697               INDX 2006-AR25 (MS) 7/28/06            $96,000.00
 3001902695          2695         XXXXXX2695             697               INDX 2006-AR25 (MS) 7/28/06           $259,999.39
 3001902810          2810         XXXXXX2810             697               INDX 2006-AR25 (MS) 7/28/06           $179,914.44
 3001902836          2836         XXXXXX2836             697               INDX 2006-AR25 (MS) 7/28/06           $236,000.00
 3001902877          2877         XXXXXX2877             697               INDX 2006-AR25 (MS) 7/28/06           $126,000.00
 3001902901          2901         XXXXXX2901             697               INDX 2006-AR25 (MS) 7/28/06           $303,999.28
 3001902968          2968         XXXXXX2968             697               INDX 2006-AR25 (MS) 7/28/06           $368,000.00
 3001903032          3032         XXXXXX3032             697               INDX 2006-AR25 (MS) 7/28/06              $0.00
 3001903040          3040         XXXXXX3040             697               INDX 2006-AR25 (MS) 7/28/06              $0.00
 3001903198          3198         XXXXXX3198             697               INDX 2006-AR25 (MS) 7/28/06           $275,897.39
 3001903313          3313         XXXXXX3313             697               INDX 2006-AR25 (MS) 7/28/06           $417,000.00
 3001903495          3495         XXXXXX3495             697               INDX 2006-AR25 (MS) 7/28/06           $500,000.00
 3001903511          3511         XXXXXX3511             697               INDX 2006-AR25 (MS) 7/28/06           $124,000.00
 3001903594          3594         XXXXXX3594             697               INDX 2006-AR25 (MS) 7/28/06           $220,000.00
 3001903636          3636         XXXXXX3636             697               INDX 2006-AR25 (MS) 7/28/06           $374,987.88
 3001903875          3875         XXXXXX3875             697               INDX 2006-AR25 (MS) 7/28/06           $356,000.00
 3001903925          3925         XXXXXX3925             697               INDX 2006-AR25 (MS) 7/28/06           $166,365.57
 3001903941          3941         XXXXXX3941             697               INDX 2006-AR25 (MS) 7/28/06           $299,131.77
 3001903982          3982         XXXXXX3982             697               INDX 2006-AR25 (MS) 7/28/06           $677,195.86
 3001903990          3990         XXXXXX3990             697               INDX 2006-AR25 (MS) 7/28/06           $153,599.96
 3001904014          4014         XXXXXX4014             697               INDX 2006-AR25 (MS) 7/28/06           $330,065.67
 3001904113          4113         XXXXXX4113             697               INDX 2006-AR25 (MS) 7/28/06           $223,997.45
 3001904253          4253         XXXXXX4253             697               INDX 2006-AR25 (MS) 7/28/06           $203,000.00
 3001904360          4360         XXXXXX4360             697               INDX 2006-AR25 (MS) 7/28/06           $305,000.00
 3001904592          4592         XXXXXX4592             697               INDX 2006-AR25 (MS) 7/28/06           $256,000.00
 3001910003          0003         XXXXXX0003             697               INDX 2006-AR25 (MS) 7/28/06           $217,752.06
 3001910029          0029         XXXXXX0029             697               INDX 2006-AR25 (MS) 7/28/06           $420,000.00
 3001910102          0102         XXXXXX0102             697               INDX 2006-AR25 (MS) 7/28/06           $491,100.06
 3001910151          0151         XXXXXX0151             697               INDX 2006-AR25 (MS) 7/28/06           $257,471.05
 3001910185          0185         XXXXXX0185             697               INDX 2006-AR25 (MS) 7/28/06           $138,695.44
 1006679144          9144         XXXXXX9144            6001                INDX 2006-AR27 DB 8/30/06            $255,151.36
 1006758765          8765         XXXXXX8765            6001                INDX 2006-AR27 DB 8/30/06            $188,806.57
 1006792632          2632         XXXXXX2632            6001                INDX 2006-AR27 DB 8/30/06             $98,816.64
 1006922825          2825         XXXXXX2825            6001                INDX 2006-AR27 DB 8/30/06            $196,525.28
 1006958647          8647         XXXXXX8647            6001                INDX 2006-AR27 DB 8/30/06               $0.00
 1007039942          9942         XXXXXX9942            6001                INDX 2006-AR27 DB 8/30/06            $226,462.33
 1007280827          0827         XXXXXX0827            6001                INDX 2006-AR27 DB 8/30/06             $57,300.00
 1007323767          3767         XXXXXX3767            6001                INDX 2006-AR27 DB 8/30/06            $323,122.93
 1007424292          4292         XXXXXX4292            6001                INDX 2006-AR27 DB 8/30/06            $378,400.92
 1007490426          0426         XXXXXX0426            6001                INDX 2006-AR27 DB 8/30/06            $311,004.86
 1007540998          0998         XXXXXX0998            6001                INDX 2006-AR27 DB 8/30/06            $411,500.00
 1007564618          4618         XXXXXX4618            6001                INDX 2006-AR27 DB 8/30/06            $142,561.75
 1007645128          5128         XXXXXX5128            6001                INDX 2006-AR27 DB 8/30/06            $232,000.00
 1007687740          7740         XXXXXX7740            6001                INDX 2006-AR27 DB 8/30/06            $381,731.92
 1007695180          5180         XXXXXX5180            6001                INDX 2006-AR27 DB 8/30/06            $557,205.33
 1007745480          5480         XXXXXX5480            6001                INDX 2006-AR27 DB 8/30/06            $298,310.54
 1007767047          7047         XXXXXX7047            6001                INDX 2006-AR27 DB 8/30/06             $92,000.00
 1007781931          1931         XXXXXX1931            6001                INDX 2006-AR27 DB 8/30/06            $553,809.15
 1007806894          6894         XXXXXX6894            6001                INDX 2006-AR27 DB 8/30/06            $601,536.16
 1007812686          2686         XXXXXX2686            6001                INDX 2006-AR27 DB 8/30/06            $286,000.00
 1007820069          0069         XXXXXX0069            6001                INDX 2006-AR27 DB 8/30/06            $106,000.00
 1007850314          0314         XXXXXX0314            6001                INDX 2006-AR27 DB 8/30/06            $287,000.00
 1007864521          4521         XXXXXX4521            6001                INDX 2006-AR27 DB 8/30/06            $116,291.22
 1007870296          0296         XXXXXX0296            6001                INDX 2006-AR27 DB 8/30/06            $103,777.59
 1007894007          4007         XXXXXX4007            6001                INDX 2006-AR27 DB 8/30/06            $175,000.00
 1007903261          3261         XXXXXX3261            6001                INDX 2006-AR27 DB 8/30/06            $409,000.00
 1007908047          8047         XXXXXX8047            6001                INDX 2006-AR27 DB 8/30/06            $123,732.99
 1007916594          6594         XXXXXX6594            6001                INDX 2006-AR27 DB 8/30/06            $403,000.00
 1007921677          1677         XXXXXX1677            6001                INDX 2006-AR27 DB 8/30/06            $282,999.99
 1007930801          0801         XXXXXX0801            6001                INDX 2006-AR27 DB 8/30/06            $464,509.37
 1007932997          2997         XXXXXX2997            6001                INDX 2006-AR27 DB 8/30/06            $417,000.00
 1007940404          0404         XXXXXX0404            6001                INDX 2006-AR27 DB 8/30/06            $357,000.00
 1007945254          5254         XXXXXX5254            6001                INDX 2006-AR27 DB 8/30/06            $592,000.00
 1007948399          8399         XXXXXX8399            6001                INDX 2006-AR27 DB 8/30/06            $283,433.26
 1007951252          1252         XXXXXX1252            6001                INDX 2006-AR27 DB 8/30/06            $372,500.00
 1007954231          4231         XXXXXX4231            6001                INDX 2006-AR27 DB 8/30/06            $231,993.33
 1007971771          1771         XXXXXX1771            6001                INDX 2006-AR27 DB 8/30/06            $100,000.00
 1007982208          2208         XXXXXX2208            6001                INDX 2006-AR27 DB 8/30/06            $480,000.00
 1007983495          3495         XXXXXX3495            6001                INDX 2006-AR27 DB 8/30/06            $120,390.55
 1007984840          4840         XXXXXX4840            6001                INDX 2006-AR27 DB 8/30/06            $299,700.00
 1007985219          5219         XXXXXX5219            6001                INDX 2006-AR27 DB 8/30/06            $174,000.00
 1007990854          0854         XXXXXX0854            6001                INDX 2006-AR27 DB 8/30/06            $272,051.86
 1007992249          2249         XXXXXX2249            6001                INDX 2006-AR27 DB 8/30/06            $303,000.00
 1007998691          8691         XXXXXX8691            6001                INDX 2006-AR27 DB 8/30/06            $249,914.51
 1008004010          4010         XXXXXX4010            6001                INDX 2006-AR27 DB 8/30/06            $400,000.00
 1008005843          5843         XXXXXX5843            6001                INDX 2006-AR27 DB 8/30/06            $471,920.00
 1008006874          6874         XXXXXX6874            6001                INDX 2006-AR27 DB 8/30/06            $532,938.01
 1008007435          7435         XXXXXX7435            6001                INDX 2006-AR27 DB 8/30/06            $600,929.88
 1008008631          8631         XXXXXX8631            6001                INDX 2006-AR27 DB 8/30/06            $250,000.00
 1008008680          8680         XXXXXX8680            6001                INDX 2006-AR27 DB 8/30/06            $244,000.00
 1008011007          1007         XXXXXX1007            6001                INDX 2006-AR27 DB 8/30/06            $548,000.00
 1008011304          1304         XXXXXX1304            6001                INDX 2006-AR27 DB 8/30/06            $355,000.00
 1008011734          1734         XXXXXX1734            6001                INDX 2006-AR27 DB 8/30/06            $440,000.00
 1008011791          1791         XXXXXX1791            6001                INDX 2006-AR27 DB 8/30/06            $186,400.00
 1008011833          1833         XXXXXX1833            6001                INDX 2006-AR27 DB 8/30/06            $171,580.00
 1008013482          3482         XXXXXX3482            6001                INDX 2006-AR27 DB 8/30/06            $332,000.00
 1008017632          7632         XXXXXX7632            6001                INDX 2006-AR27 DB 8/30/06            $194,217.67
 1008021493          1493         XXXXXX1493            6001                INDX 2006-AR27 DB 8/30/06            $218,000.00
 1008024364          4364         XXXXXX4364            6001                INDX 2006-AR27 DB 8/30/06            $372,000.00
 1008024380          4380         XXXXXX4380            6001                INDX 2006-AR27 DB 8/30/06            $406,000.00
 1008024471          4471         XXXXXX4471            6001                INDX 2006-AR27 DB 8/30/06            $325,000.00
 1008024513          4513         XXXXXX4513            6001                INDX 2006-AR27 DB 8/30/06            $417,000.00
 1008024893          4893         XXXXXX4893            6001                INDX 2006-AR27 DB 8/30/06            $414,400.00
 1008025106          5106         XXXXXX5106            6001                INDX 2006-AR27 DB 8/30/06            $390,570.92
 1008026047          6047         XXXXXX6047            6001                INDX 2006-AR27 DB 8/30/06            $237,250.00
 1008027318          7318         XXXXXX7318            6001                INDX 2006-AR27 DB 8/30/06            $404,715.90
 1008029553          9553         XXXXXX9553            6001                INDX 2006-AR27 DB 8/30/06            $647,977.25
 1008030387          0387         XXXXXX0387            6001                INDX 2006-AR27 DB 8/30/06            $300,000.00
 1008030601          0601         XXXXXX0601            6001                INDX 2006-AR27 DB 8/30/06            $490,267.36
 1008032086          2086         XXXXXX2086            6001                INDX 2006-AR27 DB 8/30/06            $266,640.00
 1008035642          5642         XXXXXX5642            6001                INDX 2006-AR27 DB 8/30/06            $156,000.00
 1008036145          6145         XXXXXX6145            6001                INDX 2006-AR27 DB 8/30/06            $228,689.24
 1008036186          6186         XXXXXX6186            6001                INDX 2006-AR27 DB 8/30/06            $376,320.15
 1008036335          6335         XXXXXX6335            6001                INDX 2006-AR27 DB 8/30/06            $211,936.25
 1008036384          6384         XXXXXX6384            6001                INDX 2006-AR27 DB 8/30/06            $455,000.00
 1008036517          6517         XXXXXX6517            6001                INDX 2006-AR27 DB 8/30/06             $43,037.56
 1008036665          6665         XXXXXX6665            6001                INDX 2006-AR27 DB 8/30/06            $405,000.00
 1008036905          6905         XXXXXX6905            6001                INDX 2006-AR27 DB 8/30/06            $384,000.00
 1008036954          6954         XXXXXX6954            6001                INDX 2006-AR27 DB 8/30/06            $275,200.00
 1008038257          8257         XXXXXX8257            6001                INDX 2006-AR27 DB 8/30/06            $274,500.00
 1008039354          9354         XXXXXX9354            6001                INDX 2006-AR27 DB 8/30/06            $296,640.00
 1008045773          5773         XXXXXX5773            6001                INDX 2006-AR27 DB 8/30/06            $633,680.00
 1008046466          6466         XXXXXX6466            6001                INDX 2006-AR27 DB 8/30/06            $236,000.00
 1008049262          9262         XXXXXX9262            6001                INDX 2006-AR27 DB 8/30/06            $999,999.93
 1008049437          9437         XXXXXX9437            6001                INDX 2006-AR27 DB 8/30/06            $627,000.00
 1008049973          9973         XXXXXX9973            6001                INDX 2006-AR27 DB 8/30/06            $225,186.94
 1008054742          4742         XXXXXX4742            6001                INDX 2006-AR27 DB 8/30/06             $75,760.72
 1008056960          6960         XXXXXX6960            6001                INDX 2006-AR27 DB 8/30/06            $146,788.00
 1008061945          1945         XXXXXX1945            6001                INDX 2006-AR27 DB 8/30/06            $306,600.00
 1008064998          4998         XXXXXX4998            6001                INDX 2006-AR27 DB 8/30/06            $303,920.00
 1008067579          7579         XXXXXX7579            6001                INDX 2006-AR27 DB 8/30/06            $325,898.22
 1008068858          8858         XXXXXX8858            6001                INDX 2006-AR27 DB 8/30/06            $278,720.00
 1008068999          8999         XXXXXX8999            6001                INDX 2006-AR27 DB 8/30/06            $336,000.00
 1008069203          9203         XXXXXX9203            6001                INDX 2006-AR27 DB 8/30/06            $959,728.01
 1008070409          0409         XXXXXX0409            6001                INDX 2006-AR27 DB 8/30/06            $385,893.97
 1008070557          0557         XXXXXX0557            6001                INDX 2006-AR27 DB 8/30/06            $495,951.57
 1008070599          0599         XXXXXX0599            6001                INDX 2006-AR27 DB 8/30/06            $122,400.00
 1008070953          0953         XXXXXX0953            6001                INDX 2006-AR27 DB 8/30/06            $568,182.33
 1008073544          3544         XXXXXX3544            6001                INDX 2006-AR27 DB 8/30/06            $299,995.75
 1008073759          3759         XXXXXX3759            6001                INDX 2006-AR27 DB 8/30/06            $271,125.25
 1008075697          5697         XXXXXX5697            6001                INDX 2006-AR27 DB 8/30/06            $669,215.49
 1008077859          7859         XXXXXX7859            6001                INDX 2006-AR27 DB 8/30/06            $196,043.47
 1008078642          8642         XXXXXX8642            6001                INDX 2006-AR27 DB 8/30/06            $367,920.00
 1008078824          8824         XXXXXX8824            6001                INDX 2006-AR27 DB 8/30/06            $292,000.00
 1008082743          2743         XXXXXX2743            6001                INDX 2006-AR27 DB 8/30/06            $312,000.00
 1008086975          6975         XXXXXX6975            6001                INDX 2006-AR27 DB 8/30/06            $236,800.00
 1008088435          8435         XXXXXX8435            6001                INDX 2006-AR27 DB 8/30/06            $274,400.00
 1008089086          9086         XXXXXX9086            6001                INDX 2006-AR27 DB 8/30/06            $520,000.00
 1008091702          1702         XXXXXX1702            6001                INDX 2006-AR27 DB 8/30/06            $344,000.00
 1008091710          1710         XXXXXX1710            6001                INDX 2006-AR27 DB 8/30/06            $600,000.00
 1008092841          2841         XXXXXX2841            6001                INDX 2006-AR27 DB 8/30/06            $626,577.30
 1008094482          4482         XXXXXX4482            6001                INDX 2006-AR27 DB 8/30/06            $336,000.00
 1008097766          7766         XXXXXX7766            6001                INDX 2006-AR27 DB 8/30/06            $209,293.70
 1008097931          7931         XXXXXX7931            6001                INDX 2006-AR27 DB 8/30/06            $380,000.00
 1008098277          8277         XXXXXX8277            6001                INDX 2006-AR27 DB 8/30/06            $675,000.00
 1008098558          8558         XXXXXX8558            6001                INDX 2006-AR27 DB 8/30/06            $310,400.00
 1008098707          8707         XXXXXX8707            6001                INDX 2006-AR27 DB 8/30/06            $232,000.00
 1008099390          9390         XXXXXX9390            6001                INDX 2006-AR27 DB 8/30/06            $118,386.67
 1008102970          2970         XXXXXX2970            6001                INDX 2006-AR27 DB 8/30/06            $550,000.00
 1008103937          3937         XXXXXX3937            6001                INDX 2006-AR27 DB 8/30/06            $531,200.00
 1008106096          6096         XXXXXX6096            6001                INDX 2006-AR27 DB 8/30/06            $475,998.84
 1008108332          8332         XXXXXX8332            6001                INDX 2006-AR27 DB 8/30/06            $478,299.96
 1008108399          8399         XXXXXX8399            6001                INDX 2006-AR27 DB 8/30/06            $288,253.99
 1008108472          8472         XXXXXX8472            6001                INDX 2006-AR27 DB 8/30/06            $247,782.99
 1008118745          8745         XXXXXX8745            6001                INDX 2006-AR27 DB 8/30/06            $410,000.00
 1008120352          0352         XXXXXX0352            6001                INDX 2006-AR27 DB 8/30/06            $250,168.88
 1008120360          0360         XXXXXX0360            6001                INDX 2006-AR27 DB 8/30/06            $129,999.70
 1008124321          4321         XXXXXX4321            6001                INDX 2006-AR27 DB 8/30/06            $488,000.00
 1008126086          6086         XXXXXX6086            6001                INDX 2006-AR27 DB 8/30/06            $364,000.00
 1008131805          1805         XXXXXX1805            6001                INDX 2006-AR27 DB 8/30/06            $479,467.20
 1008134395          4395         XXXXXX4395            6001                INDX 2006-AR27 DB 8/30/06            $452,000.00
 1008139675          9675         XXXXXX9675            6001                INDX 2006-AR27 DB 8/30/06            $482,050.00
 1008141127          1127         XXXXXX1127            6001                INDX 2006-AR27 DB 8/30/06            $220,287.89
 1008142547          2547         XXXXXX2547            6001                INDX 2006-AR27 DB 8/30/06            $408,000.00
 1008144311          4311         XXXXXX4311            6001                INDX 2006-AR27 DB 8/30/06            $362,373.73
 1008147678          7678         XXXXXX7678            6001                INDX 2006-AR27 DB 8/30/06            $499,994.99
 1008149765          9765         XXXXXX9765            6001                INDX 2006-AR27 DB 8/30/06            $484,000.00
 1008153312          3312         XXXXXX3312            6001                INDX 2006-AR27 DB 8/30/06            $294,426.00
 1008158584          8584         XXXXXX8584            6001                INDX 2006-AR27 DB 8/30/06            $511,184.96
 1008160069          0069         XXXXXX0069            6001                INDX 2006-AR27 DB 8/30/06            $722,648.03
 1008160697          0697         XXXXXX0697            6001                INDX 2006-AR27 DB 8/30/06            $190,180.11
 1008160705          0705         XXXXXX0705            6001                INDX 2006-AR27 DB 8/30/06            $302,519.51
 1008161190          1190         XXXXXX1190            6001                INDX 2006-AR27 DB 8/30/06            $216,109.00
 1008161489          1489         XXXXXX1489            6001                INDX 2006-AR27 DB 8/30/06            $251,090.40
 1008161679          1679         XXXXXX1679            6001                INDX 2006-AR27 DB 8/30/06            $290,741.00
 1008161778          1778         XXXXXX1778            6001                INDX 2006-AR27 DB 8/30/06            $162,820.98
 1008162909          2909         XXXXXX2909            6001                INDX 2006-AR27 DB 8/30/06            $229,750.00
 1008163162          3162         XXXXXX3162            6001                INDX 2006-AR27 DB 8/30/06            $124,000.00
 1008166553          6553         XXXXXX6553            6001                INDX 2006-AR27 DB 8/30/06            $165,000.00
 1008166850          6850         XXXXXX6850            6001                INDX 2006-AR27 DB 8/30/06            $487,000.00
 1008168989          8989         XXXXXX8989            6001                INDX 2006-AR27 DB 8/30/06            $499,700.00
 1008169151          9151         XXXXXX9151            6001                INDX 2006-AR27 DB 8/30/06            $392,000.00
 1008169540          9540         XXXXXX9540            6001                INDX 2006-AR27 DB 8/30/06            $220,000.00
 1008169748          9748         XXXXXX9748            6001                INDX 2006-AR27 DB 8/30/06            $296,000.00
 1008169995          9995         XXXXXX9995            6001                INDX 2006-AR27 DB 8/30/06            $269,340.28
 1008173153          3153         XXXXXX3153            6001                INDX 2006-AR27 DB 8/30/06            $354,400.00
 1008182154          2154         XXXXXX2154            6001                INDX 2006-AR27 DB 8/30/06            $277,058.07
 1008182584          2584         XXXXXX2584            6001                INDX 2006-AR27 DB 8/30/06            $420,033.03
 1008187971          7971         XXXXXX7971            6001                INDX 2006-AR27 DB 8/30/06            $206,947.73
 1008188045          8045         XXXXXX8045            6001                INDX 2006-AR27 DB 8/30/06            $161,472.51
 1008193599          3599         XXXXXX3599            6001                INDX 2006-AR27 DB 8/30/06            $215,920.00
 3001863962          3962         XXXXXX3962            6001                INDX 2006-AR27 DB 8/30/06            $172,000.00
 3001867641          7641         XXXXXX7641            6001                INDX 2006-AR27 DB 8/30/06            $177,866.47
 3001916075          6075         XXXXXX6075            6001                INDX 2006-AR27 DB 8/30/06            $163,800.00
 3001917792          7792         XXXXXX7792            6001                INDX 2006-AR27 DB 8/30/06            $188,000.00
 3001917933          7933         XXXXXX7933            6001                INDX 2006-AR27 DB 8/30/06            $233,000.00
 3001917990          7990         XXXXXX7990            6001                INDX 2006-AR27 DB 8/30/06            $315,000.00
 3001918386          8386         XXXXXX8386            6001                INDX 2006-AR27 DB 8/30/06            $264,000.00
 3001918410          8410         XXXXXX8410            6001                INDX 2006-AR27 DB 8/30/06            $174,382.42
 3001918634          8634         XXXXXX8634            6001                INDX 2006-AR27 DB 8/30/06            $219,065.23
 3001919731          9731         XXXXXX9731            6001                INDX 2006-AR27 DB 8/30/06            $528,599.78
 3001919822          9822         XXXXXX9822            6001                INDX 2006-AR27 DB 8/30/06            $159,924.08
 3001922024          2024         XXXXXX2024            6001                INDX 2006-AR27 DB 8/30/06             $84,981.61
 3001922123          2123         XXXXXX2123            6001                INDX 2006-AR27 DB 8/30/06            $380,000.00
 3001922156          2156         XXXXXX2156            6001                INDX 2006-AR27 DB 8/30/06            $250,791.68
 3001922354          2354         XXXXXX2354            6001                INDX 2006-AR27 DB 8/30/06            $119,878.23
 3001922479          2479         XXXXXX2479            6001                INDX 2006-AR27 DB 8/30/06            $127,000.00
 3001922578          2578         XXXXXX2578            6001                INDX 2006-AR27 DB 8/30/06            $264,000.00
 3001922602          2602         XXXXXX2602            6001                INDX 2006-AR27 DB 8/30/06            $475,300.00
 3001922677          2677         XXXXXX2677            6001                INDX 2006-AR27 DB 8/30/06            $463,900.00
 3001922685          2685         XXXXXX2685            6001                INDX 2006-AR27 DB 8/30/06            $387,903.00
 3001922750          2750         XXXXXX2750            6001                INDX 2006-AR27 DB 8/30/06            $375,408.38
 3001922818          2818         XXXXXX2818            6001                INDX 2006-AR27 DB 8/30/06            $151,900.00
 3001922859          2859         XXXXXX2859            6001                INDX 2006-AR27 DB 8/30/06            $324,000.00
 3001922909          2909         XXXXXX2909            6001                INDX 2006-AR27 DB 8/30/06             $99,898.67
 3001922982          2982         XXXXXX2982            6001                INDX 2006-AR27 DB 8/30/06            $534,450.00
 3001923261          3261         XXXXXX3261            6001                INDX 2006-AR27 DB 8/30/06            $259,900.00
 3001923287          3287         XXXXXX3287            6001                INDX 2006-AR27 DB 8/30/06            $157,500.00
 3001923295          3295         XXXXXX3295            6001                INDX 2006-AR27 DB 8/30/06            $351,956.16
 3001923311          3311         XXXXXX3311            6001                INDX 2006-AR27 DB 8/30/06            $196,624.97
 3001923337          3337         XXXXXX3337            6001                INDX 2006-AR27 DB 8/30/06            $116,000.00
 3001923360          3360         XXXXXX3360            6001                INDX 2006-AR27 DB 8/30/06            $123,928.85
 3001923394          3394         XXXXXX3394            6001                INDX 2006-AR27 DB 8/30/06            $144,000.00
 3001930738          0738         XXXXXX0738            6001                INDX 2006-AR27 DB 8/30/06            $158,291.00
 3001930746          0746         XXXXXX0746            6001                INDX 2006-AR27 DB 8/30/06            $113,815.01
 3001930779          0779         XXXXXX0779            6001                INDX 2006-AR27 DB 8/30/06            $257,650.58
 3001931553          1553         XXXXXX1553            6001                INDX 2006-AR27 DB 8/30/06             $99,591.78
 3001931652          1652         XXXXXX1652            6001                INDX 2006-AR27 DB 8/30/06            $427,999.80
 3001931710          1710         XXXXXX1710            6001                INDX 2006-AR27 DB 8/30/06            $270,400.00
 3001931736          1736         XXXXXX1736            6001                INDX 2006-AR27 DB 8/30/06            $164,987.91
 3001931827          1827         XXXXXX1827            6001                INDX 2006-AR27 DB 8/30/06            $172,000.00
 3001931850          1850         XXXXXX1850            6001                INDX 2006-AR27 DB 8/30/06            $220,000.00
 3001931918          1918         XXXXXX1918            6001                INDX 2006-AR27 DB 8/30/06            $163,200.00
 3001931959          1959         XXXXXX1959            6001                INDX 2006-AR27 DB 8/30/06            $200,000.00
 3001932064          2064         XXXXXX2064            6001                INDX 2006-AR27 DB 8/30/06            $252,700.00
 3001932080          2080         XXXXXX2080            6001                INDX 2006-AR27 DB 8/30/06            $168,000.00
 3001932346          2346         XXXXXX2346            6001                INDX 2006-AR27 DB 8/30/06            $512,800.24
 3001932395          2395         XXXXXX2395            6001                INDX 2006-AR27 DB 8/30/06            $100,985.00
 3001932437          2437         XXXXXX2437            6001                INDX 2006-AR27 DB 8/30/06            $105,050.00
 3001932536          2536         XXXXXX2536            6001                INDX 2006-AR27 DB 8/30/06            $139,500.00
 3001932569          2569         XXXXXX2569            6001                INDX 2006-AR27 DB 8/30/06            $172,000.00
 3001932585          2585         XXXXXX2585            6001                INDX 2006-AR27 DB 8/30/06            $239,775.24
 3001932601          2601         XXXXXX2601            6001                INDX 2006-AR27 DB 8/30/06            $160,000.00
 3001932619          2619         XXXXXX2619            6001                INDX 2006-AR27 DB 8/30/06            $437,000.00
 3001932635          2635         XXXXXX2635            6001                INDX 2006-AR27 DB 8/30/06            $277,700.00
 3001932692          2692         XXXXXX2692            6001                INDX 2006-AR27 DB 8/30/06            $200,799.16
 3001932759          2759         XXXXXX2759            6001                INDX 2006-AR27 DB 8/30/06            $199,826.70
 3001932833          2833         XXXXXX2833            6001                INDX 2006-AR27 DB 8/30/06             $97,600.00
 3001932890          2890         XXXXXX2890            6001                INDX 2006-AR27 DB 8/30/06            $176,957.00
 3001932932          2932         XXXXXX2932            6001                INDX 2006-AR27 DB 8/30/06            $256,075.00
 3001932973          2973         XXXXXX2973            6001                INDX 2006-AR27 DB 8/30/06            $247,500.00
 3001940422          0422         XXXXXX0422            6001                INDX 2006-AR27 DB 8/30/06            $181,596.85
 3001940430          0430         XXXXXX0430            6001                INDX 2006-AR27 DB 8/30/06            $484,000.00
 3001940612          0612         XXXXXX0612            6001                INDX 2006-AR27 DB 8/30/06            $289,900.00
 3001940695          0695         XXXXXX0695            6001                INDX 2006-AR27 DB 8/30/06            $414,400.00
 3001940760          0760         XXXXXX0760            6001                INDX 2006-AR27 DB 8/30/06            $700,000.00
 3001942675          2675         XXXXXX2675            6001                INDX 2006-AR27 DB 8/30/06            $945,000.00
 3001943129          3129         XXXXXX3129            6001                INDX 2006-AR27 DB 8/30/06            $125,000.00
 3001943202          3202         XXXXXX3202            6001                INDX 2006-AR27 DB 8/30/06            $247,100.00
 3001943269          3269         XXXXXX3269            6001                INDX 2006-AR27 DB 8/30/06            $448,087.95
 3001943277          3277         XXXXXX3277            6001                INDX 2006-AR27 DB 8/30/06            $235,717.58
 3001946825          6825         XXXXXX6825            6001                INDX 2006-AR27 DB 8/30/06            $260,000.00
 3001946858          6858         XXXXXX6858            6001                INDX 2006-AR27 DB 8/30/06            $233,600.00
 3001946940          6940         XXXXXX6940            6001                INDX 2006-AR27 DB 8/30/06            $155,000.00
 3001947021          7021         XXXXXX7021            6001                INDX 2006-AR27 DB 8/30/06            $692,000.00
 3001947286          7286         XXXXXX7286            6001                INDX 2006-AR27 DB 8/30/06            $536,000.00
 3001947294          7294         XXXXXX7294            6001                INDX 2006-AR27 DB 8/30/06            $359,936.06
 3001947419          7419         XXXXXX7419            6001                INDX 2006-AR27 DB 8/30/06            $147,200.00
 3001947609          7609         XXXXXX7609            6001                INDX 2006-AR27 DB 8/30/06            $511,000.00
 3001947682          7682         XXXXXX7682            6001                INDX 2006-AR27 DB 8/30/06            $485,000.00
 3001947708          7708         XXXXXX7708            6001                INDX 2006-AR27 DB 8/30/06            $539,498.87
 3001947773          7773         XXXXXX7773            6001                INDX 2006-AR27 DB 8/30/06            $399,897.40
 3001947807          7807         XXXXXX7807            6001                INDX 2006-AR27 DB 8/30/06            $725,000.00
 3001947989          7989         XXXXXX7989            6001                INDX 2006-AR27 DB 8/30/06            $152,000.00
 3001948003          8003         XXXXXX8003            6001                INDX 2006-AR27 DB 8/30/06            $220,000.00
 3001948102          8102         XXXXXX8102            6001                INDX 2006-AR27 DB 8/30/06            $242,000.00
 3001948151          8151         XXXXXX8151            6001                INDX 2006-AR27 DB 8/30/06            $148,000.00
 3001948201          8201         XXXXXX8201            6001                INDX 2006-AR27 DB 8/30/06            $239,991.90
 3001948250          8250         XXXXXX8250            6001                INDX 2006-AR27 DB 8/30/06            $236,000.00
 3001948391          8391         XXXXXX8391            6001                INDX 2006-AR27 DB 8/30/06            $231,985.00
 3001948409          8409         XXXXXX8409            6001                INDX 2006-AR27 DB 8/30/06            $366,000.00
 3001948482          8482         XXXXXX8482            6001                INDX 2006-AR27 DB 8/30/06            $117,786.44
 3001956774          6774         XXXXXX6774            6001                INDX 2006-AR27 DB 8/30/06            $495,772.14
 3001956980          6980         XXXXXX6980            6001                INDX 2006-AR27 DB 8/30/06            $176,000.00
 3001957152          7152         XXXXXX7152            6001                INDX 2006-AR27 DB 8/30/06            $388,500.00
 3001957194          7194         XXXXXX7194            6001                INDX 2006-AR27 DB 8/30/06            $158,000.00
 3001957210          7210         XXXXXX7210            6001                INDX 2006-AR27 DB 8/30/06            $133,121.92
 3001957376          7376         XXXXXX7376            6001                INDX 2006-AR27 DB 8/30/06            $298,000.00
 3001964125          4125         XXXXXX4125            6001                INDX 2006-AR27 DB 8/30/06            $172,000.00
 3001964729          4729         XXXXXX4729            6001                INDX 2006-AR27 DB 8/30/06            $176,280.00
 3001965049          5049         XXXXXX5049            6001                INDX 2006-AR27 DB 8/30/06            $144,000.00
 3002002305          2305         XXXXXX2305            6001                INDX 2006-AR27 DB 8/30/06            $430,000.00
 1007304809          4809         XXXXXX4809            6011            INDX 2006-AR29(JP MORGAN) 09/28/06        $79,314.90
 1007807694          7694         XXXXXX7694            6011            INDX 2006-AR29(JP MORGAN) 09/28/06       $159,996.47
 1007846122          6122         XXXXXX6122            6011            INDX 2006-AR29(JP MORGAN) 09/28/06       $423,200.00
 1007922659          2659         XXXXXX2659            6011            INDX 2006-AR29(JP MORGAN) 09/28/06       $413,200.83
 1007924606          4606         XXXXXX4606            6011            INDX 2006-AR29(JP MORGAN) 09/28/06       $284,000.00
 1007969858          9858         XXXXXX9858            6011            INDX 2006-AR29(JP MORGAN) 09/28/06        $82,170.92
 1008039438          9438         XXXXXX9438            6011            INDX 2006-AR29(JP MORGAN) 09/28/06       $240,000.00
 1008045757          5757         XXXXXX5757            6011            INDX 2006-AR29(JP MORGAN) 09/28/06       $405,000.00
 1008046029          6029         XXXXXX6029            6011            INDX 2006-AR29(JP MORGAN) 09/28/06       $360,000.00
 1008061523          1523         XXXXXX1523            6011            INDX 2006-AR29(JP MORGAN) 09/28/06       $162,000.00
 1008082453          2453         XXXXXX2453            6011            INDX 2006-AR29(JP MORGAN) 09/28/06        $59,464.87
 1008088385          8385         XXXXXX8385            6011            INDX 2006-AR29(JP MORGAN) 09/28/06       $141,562.96
 1008105130          5130         XXXXXX5130            6011            INDX 2006-AR29(JP MORGAN) 09/28/06        $74,220.44
 1008105791          5791         XXXXXX5791            6011            INDX 2006-AR29(JP MORGAN) 09/28/06       $169,000.00
 1008126433          6433         XXXXXX6433            6011            INDX 2006-AR29(JP MORGAN) 09/28/06       $243,949.92
 1008126441          6441         XXXXXX6441            6011            INDX 2006-AR29(JP MORGAN) 09/28/06       $272,796.26
 1008128397          8397         XXXXXX8397            6011            INDX 2006-AR29(JP MORGAN) 09/28/06        $39,888.79
 1008148023          8023         XXXXXX8023            6011            INDX 2006-AR29(JP MORGAN) 09/28/06       $256,000.00
 1008156802          6802         XXXXXX6802            6011            INDX 2006-AR29(JP MORGAN) 09/28/06       $124,480.00
 1008160655          0655         XXXXXX0655            6011            INDX 2006-AR29(JP MORGAN) 09/28/06       $115,999.91
 1008161281          1281         XXXXXX1281            6011            INDX 2006-AR29(JP MORGAN) 09/28/06       $282,032.00
 1008164095          4095         XXXXXX4095            6011            INDX 2006-AR29(JP MORGAN) 09/28/06       $204,155.12
 1008165449          5449         XXXXXX5449            6011            INDX 2006-AR29(JP MORGAN) 09/28/06       $277,489.00
 1008166108          6108         XXXXXX6108            6011            INDX 2006-AR29(JP MORGAN) 09/28/06       $251,729.97
 1008171975          1975         XXXXXX1975            6011            INDX 2006-AR29(JP MORGAN) 09/28/06       $600,000.00
 1008172932          2932         XXXXXX2932            6011            INDX 2006-AR29(JP MORGAN) 09/28/06       $124,800.00
 1008173880          3880         XXXXXX3880            6011            INDX 2006-AR29(JP MORGAN) 09/28/06       $400,000.00
 1008175000          5000         XXXXXX5000            6011            INDX 2006-AR29(JP MORGAN) 09/28/06       $428,224.94
 1008179002          9002         XXXXXX9002            6011            INDX 2006-AR29(JP MORGAN) 09/28/06       $149,220.77
 1008179150          9150         XXXXXX9150            6011            INDX 2006-AR29(JP MORGAN) 09/28/06       $119,710.41
 1008180547          0547         XXXXXX0547            6011            INDX 2006-AR29(JP MORGAN) 09/28/06       $458,323.06
 1008181289          1289         XXXXXX1289            6011            INDX 2006-AR29(JP MORGAN) 09/28/06       $288,000.00
 1008183632          3632         XXXXXX3632            6011            INDX 2006-AR29(JP MORGAN) 09/28/06       $220,000.00
 1008188755          8755         XXXXXX8755            6011            INDX 2006-AR29(JP MORGAN) 09/28/06       $459,198.00
 1008190546          0546         XXXXXX0546            6011            INDX 2006-AR29(JP MORGAN) 09/28/06       $466,863.49
 1008192575          2575         XXXXXX2575            6011            INDX 2006-AR29(JP MORGAN) 09/28/06       $168,000.00
 1008193268          3268         XXXXXX3268            6011            INDX 2006-AR29(JP MORGAN) 09/28/06       $378,997.49
 1008194514          4514         XXXXXX4514            6011            INDX 2006-AR29(JP MORGAN) 09/28/06       $205,139.37
 1008195206          5206         XXXXXX5206            6011            INDX 2006-AR29(JP MORGAN) 09/28/06       $337,600.00
 1008198770          8770         XXXXXX8770            6011            INDX 2006-AR29(JP MORGAN) 09/28/06       $348,561.95
 1008199398          9398         XXXXXX9398            6011            INDX 2006-AR29(JP MORGAN) 09/28/06       $335,283.95
 1008202333          2333         XXXXXX2333            6011            INDX 2006-AR29(JP MORGAN) 09/28/06       $136,000.00
 1008202481          2481         XXXXXX2481            6011            INDX 2006-AR29(JP MORGAN) 09/28/06       $141,657.31
 1008203885          3885         XXXXXX3885            6011            INDX 2006-AR29(JP MORGAN) 09/28/06       $300,450.00
 1008203976          3976         XXXXXX3976            6011            INDX 2006-AR29(JP MORGAN) 09/28/06          $0.00
 1008204008          4008         XXXXXX4008            6011            INDX 2006-AR29(JP MORGAN) 09/28/06       $148,640.00
 1008204917          4917         XXXXXX4917            6011            INDX 2006-AR29(JP MORGAN) 09/28/06       $438,500.00
 1008204982          4982         XXXXXX4982            6011            INDX 2006-AR29(JP MORGAN) 09/28/06       $375,200.00
 1008211284          1284         XXXXXX1284            6011            INDX 2006-AR29(JP MORGAN) 09/28/06       $429,600.00
 1008211508          1508         XXXXXX1508            6011            INDX 2006-AR29(JP MORGAN) 09/28/06       $384,000.00
 1008214197          4197         XXXXXX4197            6011            INDX 2006-AR29(JP MORGAN) 09/28/06       $264,400.00
 1008214601          4601         XXXXXX4601            6011            INDX 2006-AR29(JP MORGAN) 09/28/06       $343,180.13
 1008215327          5327         XXXXXX5327            6011            INDX 2006-AR29(JP MORGAN) 09/28/06       $272,000.00
 1008217190          7190         XXXXXX7190            6011            INDX 2006-AR29(JP MORGAN) 09/28/06       $154,400.00
 1008220152          0152         XXXXXX0152            6011            INDX 2006-AR29(JP MORGAN) 09/28/06       $152,000.00
 1008221580          1580         XXXXXX1580            6011            INDX 2006-AR29(JP MORGAN) 09/28/06       $219,941.31
 1008221754          1754         XXXXXX1754            6011            INDX 2006-AR29(JP MORGAN) 09/28/06       $360,000.00
 1008221895          1895         XXXXXX1895            6011            INDX 2006-AR29(JP MORGAN) 09/28/06          $0.00
 1008222125          2125         XXXXXX2125            6011            INDX 2006-AR29(JP MORGAN) 09/28/06       $412,000.00
 1008222638          2638         XXXXXX2638            6011            INDX 2006-AR29(JP MORGAN) 09/28/06       $103,567.77
 1008224428          4428         XXXXXX4428            6011            INDX 2006-AR29(JP MORGAN) 09/28/06       $138,432.00
 1008225870          5870         XXXXXX5870            6011            INDX 2006-AR29(JP MORGAN) 09/28/06       $400,000.00
 1008226332          6332         XXXXXX6332            6011            INDX 2006-AR29(JP MORGAN) 09/28/06       $203,357.96
 1008227801          7801         XXXXXX7801            6011            INDX 2006-AR29(JP MORGAN) 09/28/06       $288,000.00
 1008228080          8080         XXXXXX8080            6011            INDX 2006-AR29(JP MORGAN) 09/28/06       $144,209.92
 1008228130          8130         XXXXXX8130            6011            INDX 2006-AR29(JP MORGAN) 09/28/06       $211,960.00
 1008228817          8817         XXXXXX8817            6011            INDX 2006-AR29(JP MORGAN) 09/28/06       $415,600.00
 1008231654          1654         XXXXXX1654            6011            INDX 2006-AR29(JP MORGAN) 09/28/06       $194,399.97
 1008234534          4534         XXXXXX4534            6011            INDX 2006-AR29(JP MORGAN) 09/28/06       $310,400.00
 1008240952          0952         XXXXXX0952            6011            INDX 2006-AR29(JP MORGAN) 09/28/06       $156,129.90
 1008244491          4491         XXXXXX4491            6011            INDX 2006-AR29(JP MORGAN) 09/28/06       $781,450.00
 1008245514          5514         XXXXXX5514            6011            INDX 2006-AR29(JP MORGAN) 09/28/06       $270,392.00
 1008246371          6371         XXXXXX6371            6011            INDX 2006-AR29(JP MORGAN) 09/28/06       $249,031.89
 1008246983          6983         XXXXXX6983            6011            INDX 2006-AR29(JP MORGAN) 09/28/06       $205,299.91
 1008249011          9011         XXXXXX9011            6011            INDX 2006-AR29(JP MORGAN) 09/28/06        $71,775.21
 1008249391          9391         XXXXXX9391            6011            INDX 2006-AR29(JP MORGAN) 09/28/06       $127,920.00
 1008250118          0118         XXXXXX0118            6011            INDX 2006-AR29(JP MORGAN) 09/28/06       $297,791.91
 1008254193          4193         XXXXXX4193            6011            INDX 2006-AR29(JP MORGAN) 09/28/06       $323,300.00
 1008259408          9408         XXXXXX9408            6011            INDX 2006-AR29(JP MORGAN) 09/28/06       $384,000.00
 1008259994          9994         XXXXXX9994            6011            INDX 2006-AR29(JP MORGAN) 09/28/06       $283,999.58
 1008260117          0117         XXXXXX0117            6011            INDX 2006-AR29(JP MORGAN) 09/28/06       $304,000.00
 1008262089          2089         XXXXXX2089            6011            INDX 2006-AR29(JP MORGAN) 09/28/06       $137,161.84
 1008262444          2444         XXXXXX2444            6011            INDX 2006-AR29(JP MORGAN) 09/28/06        $88,670.00
 1008262998          2998         XXXXXX2998            6011            INDX 2006-AR29(JP MORGAN) 09/28/06       $351,039.99
 1008263350          3350         XXXXXX3350            6011            INDX 2006-AR29(JP MORGAN) 09/28/06       $412,000.00
 1008263921          3921         XXXXXX3921            6011            INDX 2006-AR29(JP MORGAN) 09/28/06       $310,829.54
 1008264010          4010         XXXXXX4010            6011            INDX 2006-AR29(JP MORGAN) 09/28/06       $189,000.00
 1008265603          5603         XXXXXX5603            6011            INDX 2006-AR29(JP MORGAN) 09/28/06       $311,200.00
 1008265918          5918         XXXXXX5918            6011            INDX 2006-AR29(JP MORGAN) 09/28/06       $564,000.00
 1008267955          7955         XXXXXX7955            6011            INDX 2006-AR29(JP MORGAN) 09/28/06       $243,000.00
 1008270306          0306         XXXXXX0306            6011            INDX 2006-AR29(JP MORGAN) 09/28/06       $112,000.00
 1008273805          3805         XXXXXX3805            6011            INDX 2006-AR29(JP MORGAN) 09/28/06       $250,927.80
 1008277400          7400         XXXXXX7400            6011            INDX 2006-AR29(JP MORGAN) 09/28/06       $444,800.00
 1008277871          7871         XXXXXX7871            6011            INDX 2006-AR29(JP MORGAN) 09/28/06       $257,600.00
 1008285155          5155         XXXXXX5155            6011            INDX 2006-AR29(JP MORGAN) 09/28/06       $135,999.99
 1008285460          5460         XXXXXX5460            6011            INDX 2006-AR29(JP MORGAN) 09/28/06       $274,642.33
 1008286328          6328         XXXXXX6328            6011            INDX 2006-AR29(JP MORGAN) 09/28/06       $255,000.00
 1008286492          6492         XXXXXX6492            6011            INDX 2006-AR29(JP MORGAN) 09/28/06       $259,179.61
 1008286823          6823         XXXXXX6823            6011            INDX 2006-AR29(JP MORGAN) 09/28/06       $252,000.00
 1008287524          7524         XXXXXX7524            6011            INDX 2006-AR29(JP MORGAN) 09/28/06       $166,400.00
 1008287714          7714         XXXXXX7714            6011            INDX 2006-AR29(JP MORGAN) 09/28/06        $83,000.00
 1008288373          8373         XXXXXX8373            6011            INDX 2006-AR29(JP MORGAN) 09/28/06       $284,000.00
 1008290569          0569         XXXXXX0569            6011            INDX 2006-AR29(JP MORGAN) 09/28/06       $288,000.00
 1008290726          0726         XXXXXX0726            6011            INDX 2006-AR29(JP MORGAN) 09/28/06       $190,809.49
 1008290999          0999         XXXXXX0999            6011            INDX 2006-AR29(JP MORGAN) 09/28/06       $252,000.00
 1008291575          1575         XXXXXX1575            6011            INDX 2006-AR29(JP MORGAN) 09/28/06       $107,899.69
 1008292185          2185         XXXXXX2185            6011            INDX 2006-AR29(JP MORGAN) 09/28/06       $173,840.00
 1008292532          2532         XXXXXX2532            6011            INDX 2006-AR29(JP MORGAN) 09/28/06       $747,109.53
 1008294660          4660         XXXXXX4660            6011            INDX 2006-AR29(JP MORGAN) 09/28/06       $247,200.00
 1008298968          8968         XXXXXX8968            6011            INDX 2006-AR29(JP MORGAN) 09/28/06       $448,616.86
 1008301374          1374         XXXXXX1374            6011            INDX 2006-AR29(JP MORGAN) 09/28/06       $255,213.60
 1008302596          2596         XXXXXX2596            6011            INDX 2006-AR29(JP MORGAN) 09/28/06       $231,609.08
 1008303248          3248         XXXXXX3248            6011            INDX 2006-AR29(JP MORGAN) 09/28/06       $650,000.00
 1008304881          4881         XXXXXX4881            6011            INDX 2006-AR29(JP MORGAN) 09/28/06       $229,900.00
 1008306951          6951         XXXXXX6951            6011            INDX 2006-AR29(JP MORGAN) 09/28/06       $260,000.00
 1008308361          8361         XXXXXX8361            6011            INDX 2006-AR29(JP MORGAN) 09/28/06       $127,852.86
 1008309294          9294         XXXXXX9294            6011            INDX 2006-AR29(JP MORGAN) 09/28/06       $186,525.80
 1008309658          9658         XXXXXX9658            6011            INDX 2006-AR29(JP MORGAN) 09/28/06       $394,400.00
 1008310110          0110         XXXXXX0110            6011            INDX 2006-AR29(JP MORGAN) 09/28/06       $447,976.99
 1008310557          0557         XXXXXX0557            6011            INDX 2006-AR29(JP MORGAN) 09/28/06       $321,683.56
 1008314310          4310         XXXXXX4310            6011            INDX 2006-AR29(JP MORGAN) 09/28/06       $332,000.00
 1008315192          5192         XXXXXX5192            6011            INDX 2006-AR29(JP MORGAN) 09/28/06       $302,400.00
 1008316323          6323         XXXXXX6323            6011            INDX 2006-AR29(JP MORGAN) 09/28/06       $293,672.00
 1008317818          7818         XXXXXX7818            6011            INDX 2006-AR29(JP MORGAN) 09/28/06       $408,000.00
 1008318261          8261         XXXXXX8261            6011            INDX 2006-AR29(JP MORGAN) 09/28/06       $117,400.32
 1008318352          8352         XXXXXX8352            6011            INDX 2006-AR29(JP MORGAN) 09/28/06       $450,643.83
 1008318535          8535         XXXXXX8535            6011            INDX 2006-AR29(JP MORGAN) 09/28/06       $227,939.44
 1008318980          8980         XXXXXX8980            6011            INDX 2006-AR29(JP MORGAN) 09/28/06       $264,000.00
 1008319178          9178         XXXXXX9178            6011            INDX 2006-AR29(JP MORGAN) 09/28/06       $230,112.00
 1008319251          9251         XXXXXX9251            6011            INDX 2006-AR29(JP MORGAN) 09/28/06       $406,646.16
 1008319558          9558         XXXXXX9558            6011            INDX 2006-AR29(JP MORGAN) 09/28/06       $538,428.59
 1008319830          9830         XXXXXX9830            6011            INDX 2006-AR29(JP MORGAN) 09/28/06       $175,920.00
 1008320762          0762         XXXXXX0762            6011            INDX 2006-AR29(JP MORGAN) 09/28/06       $659,200.00
 1008323899          3899         XXXXXX3899            6011            INDX 2006-AR29(JP MORGAN) 09/28/06       $266,364.37
 1008323907          3907         XXXXXX3907            6011            INDX 2006-AR29(JP MORGAN) 09/28/06       $261,930.40
 1008324665          4665         XXXXXX4665            6011            INDX 2006-AR29(JP MORGAN) 09/28/06       $330,387.38
 1008325902          5902         XXXXXX5902            6011            INDX 2006-AR29(JP MORGAN) 09/28/06       $178,499.62
 1008326157          6157         XXXXXX6157            6011            INDX 2006-AR29(JP MORGAN) 09/28/06       $479,900.00
 1008330118          0118         XXXXXX0118            6011            INDX 2006-AR29(JP MORGAN) 09/28/06       $284,000.00
 1008334045          4045         XXXXXX4045            6011            INDX 2006-AR29(JP MORGAN) 09/28/06       $626,720.67
 1008335422          5422         XXXXXX5422            6011            INDX 2006-AR29(JP MORGAN) 09/28/06       $303,783.48
 1008337477          7477         XXXXXX7477            6011            INDX 2006-AR29(JP MORGAN) 09/28/06       $580,720.00
 1008340315          0315         XXXXXX0315            6011            INDX 2006-AR29(JP MORGAN) 09/28/06       $278,320.00
 1008341040          1040         XXXXXX1040            6011            INDX 2006-AR29(JP MORGAN) 09/28/06       $209,600.00
 1008342386          2386         XXXXXX2386            6011            INDX 2006-AR29(JP MORGAN) 09/28/06       $535,864.90
 1008342493          2493         XXXXXX2493            6011            INDX 2006-AR29(JP MORGAN) 09/28/06       $768,000.00
 1008343335          3335         XXXXXX3335            6011            INDX 2006-AR29(JP MORGAN) 09/28/06      $1,000,000.00
 1008343442          3442         XXXXXX3442            6011            INDX 2006-AR29(JP MORGAN) 09/28/06       $899,999.98
 1008343525          3525         XXXXXX3525            6011            INDX 2006-AR29(JP MORGAN) 09/28/06       $125,520.65
 1008343624          3624         XXXXXX3624            6011            INDX 2006-AR29(JP MORGAN) 09/28/06       $203,500.00
 1008343830          3830         XXXXXX3830            6011            INDX 2006-AR29(JP MORGAN) 09/28/06       $350,249.98
 1008343996          3996         XXXXXX3996            6011            INDX 2006-AR29(JP MORGAN) 09/28/06       $328,000.00
 1008344085          4085         XXXXXX4085            6011            INDX 2006-AR29(JP MORGAN) 09/28/06       $264,800.00
 1008344366          4366         XXXXXX4366            6011            INDX 2006-AR29(JP MORGAN) 09/28/06       $456,000.00
 1008353136          3136         XXXXXX3136            6011            INDX 2006-AR29(JP MORGAN) 09/28/06       $176,799.59
 3001670599          0599         XXXXXX0599            6011            INDX 2006-AR29(JP MORGAN) 09/28/06       $500,000.00
 3001883473          3473         XXXXXX3473            6011            INDX 2006-AR29(JP MORGAN) 09/28/06        $90,721.24
 3001883481          3481         XXXXXX3481            6011            INDX 2006-AR29(JP MORGAN) 09/28/06        $59,718.86
 3001883499          3499         XXXXXX3499            6011            INDX 2006-AR29(JP MORGAN) 09/28/06        $59,670.81
 3001917743          7743         XXXXXX7743            6011            INDX 2006-AR29(JP MORGAN) 09/28/06       $159,200.00
 3001932684          2684         XXXXXX2684            6011            INDX 2006-AR29(JP MORGAN) 09/28/06       $121,000.00
 3001932700          2700         XXXXXX2700            6011            INDX 2006-AR29(JP MORGAN) 09/28/06       $165,000.00
 3001933070          3070         XXXXXX3070            6011            INDX 2006-AR29(JP MORGAN) 09/28/06       $244,000.00
 3001956618          6618         XXXXXX6618            6011            INDX 2006-AR29(JP MORGAN) 09/28/06       $140,000.00
 3002019614          9614         XXXXXX9614            6011            INDX 2006-AR29(JP MORGAN) 09/28/06       $129,152.33
 3002027492          7492         XXXXXX7492            6011            INDX 2006-AR29(JP MORGAN) 09/28/06       $228,000.00
 3002043523          3523         XXXXXX3523            6011            INDX 2006-AR29(JP MORGAN) 09/28/06       $189,520.00
 3002060022          0022         XXXXXX0022            6011            INDX 2006-AR29(JP MORGAN) 09/28/06       $580,000.00
 3002060105          0105         XXXXXX0105            6011            INDX 2006-AR29(JP MORGAN) 09/28/06       $318,400.00
 3002061855          1855         XXXXXX1855            6011            INDX 2006-AR29(JP MORGAN) 09/28/06       $191,278.53
 3002062937          2937         XXXXXX2937            6011            INDX 2006-AR29(JP MORGAN) 09/28/06       $649,000.00
 3002068322          8322         XXXXXX8322            6011            INDX 2006-AR29(JP MORGAN) 09/28/06       $334,107.82
 3002068330          8330         XXXXXX8330            6011            INDX 2006-AR29(JP MORGAN) 09/28/06       $198,898.73
 3002068652          8652         XXXXXX8652            6011            INDX 2006-AR29(JP MORGAN) 09/28/06        $84,800.00
 3002068728          8728         XXXXXX8728            6011            INDX 2006-AR29(JP MORGAN) 09/28/06       $100,799.64
 3002069064          9064         XXXXXX9064            6011            INDX 2006-AR29(JP MORGAN) 09/28/06       $272,996.07
 3002069106          9106         XXXXXX9106            6011            INDX 2006-AR29(JP MORGAN) 09/28/06       $214,240.13
 3002069114          9114         XXXXXX9114            6011            INDX 2006-AR29(JP MORGAN) 09/28/06       $200,504.73
 3002069296          9296         XXXXXX9296            6011            INDX 2006-AR29(JP MORGAN) 09/28/06       $193,475.60
 3002069718          9718         XXXXXX9718            6011            INDX 2006-AR29(JP MORGAN) 09/28/06       $296,000.00
 3002079287          9287         XXXXXX9287            6011            INDX 2006-AR29(JP MORGAN) 09/28/06       $222,000.00
 3002079741          9741         XXXXXX9741            6011            INDX 2006-AR29(JP MORGAN) 09/28/06       $200,000.00
 3002079766          9766         XXXXXX9766            6011            INDX 2006-AR29(JP MORGAN) 09/28/06       $207,967.92
 3002082711          2711         XXXXXX2711            6011            INDX 2006-AR29(JP MORGAN) 09/28/06       $319,483.45
 3002082760          2760         XXXXXX2760            6011            INDX 2006-AR29(JP MORGAN) 09/28/06       $208,000.00
 3002086647          6647         XXXXXX6647            6011            INDX 2006-AR29(JP MORGAN) 09/28/06       $135,710.17
 3002087041          7041         XXXXXX7041            6011            INDX 2006-AR29(JP MORGAN) 09/28/06        $90,895.34
 3002095218          5218         XXXXXX5218            6011            INDX 2006-AR29(JP MORGAN) 09/28/06       $188,000.00
 3002095945          5945         XXXXXX5945            6011            INDX 2006-AR29(JP MORGAN) 09/28/06       $261,000.00
 1003642194          2194         XXXXXX2194             660                 INDX 2006-AR3 02/28/2006            $532,973.14
 1004766174          6174         XXXXXX6174             660                 INDX 2006-AR3 02/28/2006               $0.00
 1004796486          6486         XXXXXX6486             660                 INDX 2006-AR3 02/28/2006            $435,744.34
 1004826879          6879         XXXXXX6879             660                 INDX 2006-AR3 02/28/2006               $0.00
 1005524648          4648         XXXXXX4648             660                 INDX 2006-AR3 02/28/2006            $182,023.63
 1005642242          2242         XXXXXX2242             660                 INDX 2006-AR3 02/28/2006             $62,903.21
 1005642267          2267         XXXXXX2267             660                 INDX 2006-AR3 02/28/2006             $62,100.00
 1005644834          4834         XXXXXX4834             660                 INDX 2006-AR3 02/28/2006            $261,189.09
 1005684772          4772         XXXXXX4772             660                 INDX 2006-AR3 02/28/2006            $250,000.00
 1005685282          5282         XXXXXX5282             660                 INDX 2006-AR3 02/28/2006            $495,000.00
 1005766058          6058         XXXXXX6058             660                 INDX 2006-AR3 02/28/2006            $275,000.87
 1005780927          0927         XXXXXX0927             660                 INDX 2006-AR3 02/28/2006            $402,815.43
 1005928500          8500         XXXXXX8500             660                 INDX 2006-AR3 02/28/2006            $336,774.58
 1005930175          0175         XXXXXX0175             660                 INDX 2006-AR3 02/28/2006            $247,500.00
 1005950835          0835         XXXXXX0835             660                 INDX 2006-AR3 02/28/2006            $316,624.00
 1006035982          5982         XXXXXX5982             660                 INDX 2006-AR3 02/28/2006            $150,086.14
 1006106833          6833         XXXXXX6833             660                 INDX 2006-AR3 02/28/2006            $389,500.00
 1006122830          2830         XXXXXX2830             660                 INDX 2006-AR3 02/28/2006            $296,000.00
 1006135279          5279         XXXXXX5279             660                 INDX 2006-AR3 02/28/2006            $242,370.87
 1006145336          5336         XXXXXX5336             660                 INDX 2006-AR3 02/28/2006            $276,196.04
 1006178410          8410         XXXXXX8410             660                 INDX 2006-AR3 02/28/2006            $152,847.10
 1006183022          3022         XXXXXX3022             660                 INDX 2006-AR3 02/28/2006            $159,957.79
 1006233413          3413         XXXXXX3413             660                 INDX 2006-AR3 02/28/2006            $308,479.86
 1006252033          2033         XXXXXX2033             660                 INDX 2006-AR3 02/28/2006            $166,500.00
 1006301640          1640         XXXXXX1640             660                 INDX 2006-AR3 02/28/2006            $363,375.00
 1006306433          6433         XXXXXX6433             660                 INDX 2006-AR3 02/28/2006            $209,207.00
 1006317299          7299         XXXXXX7299             660                 INDX 2006-AR3 02/28/2006            $359,650.00
 1006341497          1497         XXXXXX1497             660                 INDX 2006-AR3 02/28/2006            $471,272.45
 1006397101          7101         XXXXXX7101             660                 INDX 2006-AR3 02/28/2006            $288,000.00
 1006490476          0476         XXXXXX0476             660                 INDX 2006-AR3 02/28/2006            $302,306.00
 1006507964          7964         XXXXXX7964             660                 INDX 2006-AR3 02/28/2006            $447,880.39
 1006515389          5389         XXXXXX5389             660                 INDX 2006-AR3 02/28/2006             $93,104.14
 1006517948          7948         XXXXXX7948             660                 INDX 2006-AR3 02/28/2006            $128,835.73
 1006520470          0470         XXXXXX0470             660                 INDX 2006-AR3 02/28/2006             $93,111.42
 1006534141          4141         XXXXXX4141             660                 INDX 2006-AR3 02/28/2006               $0.00
 1006593881          3881         XXXXXX3881             660                 INDX 2006-AR3 02/28/2006            $314,500.00
 1006594616          4616         XXXXXX4616             660                 INDX 2006-AR3 02/28/2006            $204,000.00
 1006601858          1858         XXXXXX1858             660                 INDX 2006-AR3 02/28/2006            $229,320.81
 1006608762          8762         XXXXXX8762             660                 INDX 2006-AR3 02/28/2006            $140,000.00
 1006623522          3522         XXXXXX3522             660                 INDX 2006-AR3 02/28/2006            $115,800.00
 1006700627          0627         XXXXXX0627             660                 INDX 2006-AR3 02/28/2006            $647,500.00
 1006700726          0726         XXXXXX0726             660                 INDX 2006-AR3 02/28/2006            $334,239.28
 1006701195          1195         XXXXXX1195             660                 INDX 2006-AR3 02/28/2006            $458,887.96
 1006718470          8470         XXXXXX8470             660                 INDX 2006-AR3 02/28/2006            $214,194.55
 1006744229          4229         XXXXXX4229             660                 INDX 2006-AR3 02/28/2006            $143,200.00
 1006749756          9756         XXXXXX9756             660                 INDX 2006-AR3 02/28/2006            $115,038.10
 1006752362          2362         XXXXXX2362             660                 INDX 2006-AR3 02/28/2006            $303,989.79
 1006752404          2404         XXXXXX2404             660                 INDX 2006-AR3 02/28/2006            $367,483.29
 1006757247          7247         XXXXXX7247             660                 INDX 2006-AR3 02/28/2006            $450,153.49
 1006757296          7296         XXXXXX7296             660                 INDX 2006-AR3 02/28/2006            $491,600.00
 1006759177          9177         XXXXXX9177             660                 INDX 2006-AR3 02/28/2006            $187,158.92
 1006767766          7766         XXXXXX7766             660                 INDX 2006-AR3 02/28/2006            $114,970.25
 1006783482          3482         XXXXXX3482             660                 INDX 2006-AR3 02/28/2006            $399,920.00
 1006783649          3649         XXXXXX3649             660                 INDX 2006-AR3 02/28/2006            $187,073.39
 1006789893          9893         XXXXXX9893             660                 INDX 2006-AR3 02/28/2006            $508,000.00
 1006789919          9919         XXXXXX9919             660                 INDX 2006-AR3 02/28/2006            $432,000.00
 1006789927          9927         XXXXXX9927             660                 INDX 2006-AR3 02/28/2006            $721,000.00
 1006789950          9950         XXXXXX9950             660                 INDX 2006-AR3 02/28/2006            $388,000.00
 1006789968          9968         XXXXXX9968             660                 INDX 2006-AR3 02/28/2006            $138,507.91
 1006789984          9984         XXXXXX9984             660                 INDX 2006-AR3 02/28/2006            $282,399.99
 1006794877          4877         XXXXXX4877             660                 INDX 2006-AR3 02/28/2006            $289,848.00
 1006798498          8498         XXXXXX8498             660                 INDX 2006-AR3 02/28/2006            $226,152.00
 1006801169          1169         XXXXXX1169             660                 INDX 2006-AR3 02/28/2006               $0.00
 1006803009          3009         XXXXXX3009             660                 INDX 2006-AR3 02/28/2006            $260,000.00
 1006808297          8297         XXXXXX8297             660                 INDX 2006-AR3 02/28/2006             $84,210.81
 1006814899          4899         XXXXXX4899             660                 INDX 2006-AR3 02/28/2006            $211,200.00
 1006820649          0649         XXXXXX0649             660                 INDX 2006-AR3 02/28/2006            $138,128.28
 1006820656          0656         XXXXXX0656             660                 INDX 2006-AR3 02/28/2006            $264,000.00
 1006820680          0680         XXXXXX0680             660                 INDX 2006-AR3 02/28/2006            $400,000.00
 1006820722          0722         XXXXXX0722             660                 INDX 2006-AR3 02/28/2006            $416,695.14
 1006820748          0748         XXXXXX0748             660                 INDX 2006-AR3 02/28/2006            $235,000.00
 1006820755          0755         XXXXXX0755             660                 INDX 2006-AR3 02/28/2006            $347,606.90
 1006820763          0763         XXXXXX0763             660                 INDX 2006-AR3 02/28/2006            $404,000.00
 1006820771          0771         XXXXXX0771             660                 INDX 2006-AR3 02/28/2006            $127,912.97
 1006820789          0789         XXXXXX0789             660                 INDX 2006-AR3 02/28/2006               $0.00
 1006820797          0797         XXXXXX0797             660                 INDX 2006-AR3 02/28/2006            $338,000.00
 1006820805          0805         XXXXXX0805             660                 INDX 2006-AR3 02/28/2006            $302,800.00
 1006820821          0821         XXXXXX0821             660                 INDX 2006-AR3 02/28/2006            $507,077.31
 1006821274          1274         XXXXXX1274             660                 INDX 2006-AR3 02/28/2006            $168,000.00
 1006821571          1571         XXXXXX1571             660                 INDX 2006-AR3 02/28/2006            $249,937.83
 1006822207          2207         XXXXXX2207             660                 INDX 2006-AR3 02/28/2006            $269,749.99
 1006822793          2793         XXXXXX2793             660                 INDX 2006-AR3 02/28/2006            $109,278.60
 1006823072          3072         XXXXXX3072             660                 INDX 2006-AR3 02/28/2006            $182,382.56
 1006824070          4070         XXXXXX4070             660                 INDX 2006-AR3 02/28/2006            $275,000.00
 1006825713          5713         XXXXXX5713             660                 INDX 2006-AR3 02/28/2006            $285,500.00
 1006825911          5911         XXXXXX5911             660                 INDX 2006-AR3 02/28/2006               $0.00
 1006826026          6026         XXXXXX6026             660                 INDX 2006-AR3 02/28/2006            $213,051.53
 1006827917          7917         XXXXXX7917             660                 INDX 2006-AR3 02/28/2006            $239,920.00
 1006830416          0416         XXXXXX0416             660                 INDX 2006-AR3 02/28/2006            $367,879.25
 1006836025          6025         XXXXXX6025             660                 INDX 2006-AR3 02/28/2006            $340,800.00
 1006837742          7742         XXXXXX7742             660                 INDX 2006-AR3 02/28/2006            $520,179.60
 1006840381          0381         XXXXXX0381             660                 INDX 2006-AR3 02/28/2006            $259,448.95
 1006841074          1074         XXXXXX1074             660                 INDX 2006-AR3 02/28/2006            $145,174.80
 1006842668          2668         XXXXXX2668             660                 INDX 2006-AR3 02/28/2006            $157,499.99
 1006843971          3971         XXXXXX3971             660                 INDX 2006-AR3 02/28/2006            $167,076.35
 1006844128          4128         XXXXXX4128             660                 INDX 2006-AR3 02/28/2006            $279,701.30
 1006844169          4169         XXXXXX4169             660                 INDX 2006-AR3 02/28/2006            $163,998.80
 1006845653          5653         XXXXXX5653             660                 INDX 2006-AR3 02/28/2006             $79,997.61
 1006847758          7758         XXXXXX7758             660                 INDX 2006-AR3 02/28/2006            $116,000.00
 1006848459          8459         XXXXXX8459             660                 INDX 2006-AR3 02/28/2006            $281,250.00
 1006848467          8467         XXXXXX8467             660                 INDX 2006-AR3 02/28/2006            $327,774.32
 1006848475          8475         XXXXXX8475             660                 INDX 2006-AR3 02/28/2006            $311,900.00
 1006848483          8483         XXXXXX8483             660                 INDX 2006-AR3 02/28/2006            $278,185.00
 1006848525          8525         XXXXXX8525             660                 INDX 2006-AR3 02/28/2006            $185,984.73
 1006848582          8582         XXXXXX8582             660                 INDX 2006-AR3 02/28/2006            $331,875.93
 1006848590          8590         XXXXXX8590             660                 INDX 2006-AR3 02/28/2006            $315,200.00
 1006848640          8640         XXXXXX8640             660                 INDX 2006-AR3 02/28/2006            $282,000.00
 1006848673          8673         XXXXXX8673             660                 INDX 2006-AR3 02/28/2006            $316,785.00
 1006848707          8707         XXXXXX8707             660                 INDX 2006-AR3 02/28/2006            $159,268.55
 1006848715          8715         XXXXXX8715             660                 INDX 2006-AR3 02/28/2006               $0.00
 1006848723          8723         XXXXXX8723             660                 INDX 2006-AR3 02/28/2006            $300,000.00
 1006848749          8749         XXXXXX8749             660                 INDX 2006-AR3 02/28/2006            $304,000.00
 1006848764          8764         XXXXXX8764             660                 INDX 2006-AR3 02/28/2006            $275,707.44
 1006848780          8780         XXXXXX8780             660                 INDX 2006-AR3 02/28/2006            $267,600.00
 1006848814          8814         XXXXXX8814             660                 INDX 2006-AR3 02/28/2006            $319,899.34
 1006848822          8822         XXXXXX8822             660                 INDX 2006-AR3 02/28/2006            $198,749.98
 1006848863          8863         XXXXXX8863             660                 INDX 2006-AR3 02/28/2006            $254,400.00
 1006848871          8871         XXXXXX8871             660                 INDX 2006-AR3 02/28/2006            $617,455.85
 1006848897          8897         XXXXXX8897             660                 INDX 2006-AR3 02/28/2006            $214,400.00
 1006848905          8905         XXXXXX8905             660                 INDX 2006-AR3 02/28/2006             $83,250.00
 1006848913          8913         XXXXXX8913             660                 INDX 2006-AR3 02/28/2006            $272,000.00
 1006848921          8921         XXXXXX8921             660                 INDX 2006-AR3 02/28/2006            $276,400.00
 1006848939          8939         XXXXXX8939             660                 INDX 2006-AR3 02/28/2006            $240,000.00
 1006848947          8947         XXXXXX8947             660                 INDX 2006-AR3 02/28/2006            $312,800.00
 1006848954          8954         XXXXXX8954             660                 INDX 2006-AR3 02/28/2006            $400,000.00
 1006848970          8970         XXXXXX8970             660                 INDX 2006-AR3 02/28/2006            $312,000.00
 1006848996          8996         XXXXXX8996             660                 INDX 2006-AR3 02/28/2006            $224,000.00
 1006849002          9002         XXXXXX9002             660                 INDX 2006-AR3 02/28/2006            $128,550.00
 1006849010          9010         XXXXXX9010             660                 INDX 2006-AR3 02/28/2006            $566,400.00
 1006849036          9036         XXXXXX9036             660                 INDX 2006-AR3 02/28/2006            $300,000.00
 1006849044          9044         XXXXXX9044             660                 INDX 2006-AR3 02/28/2006            $348,000.00
 1006849069          9069         XXXXXX9069             660                 INDX 2006-AR3 02/28/2006            $255,999.91
 1006849077          9077         XXXXXX9077             660                 INDX 2006-AR3 02/28/2006             $92,862.41
 1006849085          9085         XXXXXX9085             660                 INDX 2006-AR3 02/28/2006            $236,000.00
 1006849093          9093         XXXXXX9093             660                 INDX 2006-AR3 02/28/2006            $114,167.29
 1006849101          9101         XXXXXX9101             660                 INDX 2006-AR3 02/28/2006            $335,999.25
 1006849135          9135         XXXXXX9135             660                 INDX 2006-AR3 02/28/2006            $355,500.00
 1006849184          9184         XXXXXX9184             660                 INDX 2006-AR3 02/28/2006            $308,000.00
 1006849242          9242         XXXXXX9242             660                 INDX 2006-AR3 02/28/2006            $296,400.00
 1006849259          9259         XXXXXX9259             660                 INDX 2006-AR3 02/28/2006               $0.00
 1006849267          9267         XXXXXX9267             660                 INDX 2006-AR3 02/28/2006            $256,000.00
 1006849275          9275         XXXXXX9275             660                 INDX 2006-AR3 02/28/2006            $452,000.00
 1006849283          9283         XXXXXX9283             660                 INDX 2006-AR3 02/28/2006            $292,000.00
 1006849291          9291         XXXXXX9291             660                 INDX 2006-AR3 02/28/2006            $216,754.42
 1006849309          9309         XXXXXX9309             660                 INDX 2006-AR3 02/28/2006            $283,997.97
 1006849333          9333         XXXXXX9333             660                 INDX 2006-AR3 02/28/2006            $319,900.00
 1006849341          9341         XXXXXX9341             660                 INDX 2006-AR3 02/28/2006            $328,799.95
 1006849366          9366         XXXXXX9366             660                 INDX 2006-AR3 02/28/2006            $227,650.00
 1006849374          9374         XXXXXX9374             660                 INDX 2006-AR3 02/28/2006            $300,000.00
 1006849382          9382         XXXXXX9382             660                 INDX 2006-AR3 02/28/2006               $0.00
 1006849390          9390         XXXXXX9390             660                 INDX 2006-AR3 02/28/2006               $0.00
 1006849424          9424         XXXXXX9424             660                 INDX 2006-AR3 02/28/2006            $222,400.00
 1006850448          0448         XXXXXX0448             660                 INDX 2006-AR3 02/28/2006            $165,200.00
 1006851057          1057         XXXXXX1057             660                 INDX 2006-AR3 02/28/2006            $495,617.02
 1006851479          1479         XXXXXX1479             660                 INDX 2006-AR3 02/28/2006            $168,500.00
 1006851883          1883         XXXXXX1883             660                 INDX 2006-AR3 02/28/2006            $486,400.00
 1006852469          2469         XXXXXX2469             660                 INDX 2006-AR3 02/28/2006            $120,000.00
 1006853103          3103         XXXXXX3103             660                 INDX 2006-AR3 02/28/2006            $112,627.24
 1006853251          3251         XXXXXX3251             660                 INDX 2006-AR3 02/28/2006            $141,916.17
 1006854259          4259         XXXXXX4259             660                 INDX 2006-AR3 02/28/2006               $0.00
 1006854705          4705         XXXXXX4705             660                 INDX 2006-AR3 02/28/2006            $527,900.00
 1006855587          5587         XXXXXX5587             660                 INDX 2006-AR3 02/28/2006            $222,000.00
 1006856213          6213         XXXXXX6213             660                 INDX 2006-AR3 02/28/2006            $420,207.92
 1006856296          6296         XXXXXX6296             660                 INDX 2006-AR3 02/28/2006            $156,753.85
 1006856643          6643         XXXXXX6643             660                 INDX 2006-AR3 02/28/2006            $254,100.00
 1006858615          8615         XXXXXX8615             660                 INDX 2006-AR3 02/28/2006            $635,983.32
 1006858896          8896         XXXXXX8896             660                 INDX 2006-AR3 02/28/2006            $470,000.00
 1006859316          9316         XXXXXX9316             660                 INDX 2006-AR3 02/28/2006            $355,785.37
 1006860405          0405         XXXXXX0405             660                 INDX 2006-AR3 02/28/2006            $349,999.91
 1006860470          0470         XXXXXX0470             660                 INDX 2006-AR3 02/28/2006            $203,032.00
 1006860744          0744         XXXXXX0744             660                 INDX 2006-AR3 02/28/2006            $149,862.64
 1006860884          0884         XXXXXX0884             660                 INDX 2006-AR3 02/28/2006            $236,000.00
 1006861650          1650         XXXXXX1650             660                 INDX 2006-AR3 02/28/2006            $149,100.00
 1006861767          1767         XXXXXX1767             660                 INDX 2006-AR3 02/28/2006            $231,000.00
 1006862211          2211         XXXXXX2211             660                 INDX 2006-AR3 02/28/2006            $335,920.00
 1006863524          3524         XXXXXX3524             660                 INDX 2006-AR3 02/28/2006            $171,112.00
 1006863581          3581         XXXXXX3581             660                 INDX 2006-AR3 02/28/2006            $102,920.74
 1006863714          3714         XXXXXX3714             660                 INDX 2006-AR3 02/28/2006            $405,003.00
 1006863763          3763         XXXXXX3763             660                 INDX 2006-AR3 02/28/2006            $110,800.00
 1006863870          3870         XXXXXX3870             660                 INDX 2006-AR3 02/28/2006               $0.00
 1006864050          4050         XXXXXX4050             660                 INDX 2006-AR3 02/28/2006            $242,776.59
 1006864092          4092         XXXXXX4092             660                 INDX 2006-AR3 02/28/2006            $263,900.00
 1006864100          4100         XXXXXX4100             660                 INDX 2006-AR3 02/28/2006            $296,420.00
 1006866345          6345         XXXXXX6345             660                 INDX 2006-AR3 02/28/2006            $675,000.00
 1006867889          7889         XXXXXX7889             660                 INDX 2006-AR3 02/28/2006            $197,250.00
 1006868630          8630         XXXXXX8630             660                 INDX 2006-AR3 02/28/2006            $292,389.00
 1006869463          9463         XXXXXX9463             660                 INDX 2006-AR3 02/28/2006            $420,000.00
 1006869612          9612         XXXXXX9612             660                 INDX 2006-AR3 02/28/2006            $245,000.00
 1006872335          2335         XXXXXX2335             660                 INDX 2006-AR3 02/28/2006            $502,200.00
 1006872517          2517         XXXXXX2517             660                 INDX 2006-AR3 02/28/2006            $291,298.00
 1006872889          2889         XXXXXX2889             660                 INDX 2006-AR3 02/28/2006            $521,598.19
 1006873143          3143         XXXXXX3143             660                 INDX 2006-AR3 02/28/2006            $342,400.00
 1006874265          4265         XXXXXX4265             660                 INDX 2006-AR3 02/28/2006            $359,650.00
 1006874596          4596         XXXXXX4596             660                 INDX 2006-AR3 02/28/2006            $449,600.00
 1006874901          4901         XXXXXX4901             660                 INDX 2006-AR3 02/28/2006            $141,919.98
 1006875718          5718         XXXXXX5718             660                 INDX 2006-AR3 02/28/2006               $0.00
 1006875999          5999         XXXXXX5999             660                 INDX 2006-AR3 02/28/2006            $176,000.00
 1006876666          6666         XXXXXX6666             660                 INDX 2006-AR3 02/28/2006            $336,182.34
 1006876716          6716         XXXXXX6716             660                 INDX 2006-AR3 02/28/2006            $371,390.39
 1006876955          6955         XXXXXX6955             660                 INDX 2006-AR3 02/28/2006            $313,700.00
 1006877102          7102         XXXXXX7102             660                 INDX 2006-AR3 02/28/2006            $108,927.96
 1006877136          7136         XXXXXX7136             660                 INDX 2006-AR3 02/28/2006            $488,000.00
 1006877326          7326         XXXXXX7326             660                 INDX 2006-AR3 02/28/2006            $500,000.00
 1006877599          7599         XXXXXX7599             660                 INDX 2006-AR3 02/28/2006            $420,000.00
 1006877706          7706         XXXXXX7706             660                 INDX 2006-AR3 02/28/2006               $0.00
 1006878506          8506         XXXXXX8506             660                 INDX 2006-AR3 02/28/2006            $242,115.39
 1006880502          0502         XXXXXX0502             660                 INDX 2006-AR3 02/28/2006            $164,852.56
 1006880924          0924         XXXXXX0924             660                 INDX 2006-AR3 02/28/2006            $279,200.00
 1006880932          0932         XXXXXX0932             660                 INDX 2006-AR3 02/28/2006            $460,000.00
 1006881815          1815         XXXXXX1815             660                 INDX 2006-AR3 02/28/2006             $90,000.00
 1006882359          2359         XXXXXX2359             660                 INDX 2006-AR3 02/28/2006            $505,522.99
 1006884108          4108         XXXXXX4108             660                 INDX 2006-AR3 02/28/2006            $316,000.00
 1006884504          4504         XXXXXX4504             660                 INDX 2006-AR3 02/28/2006            $650,000.00
 1006887473          7473         XXXXXX7473             660                 INDX 2006-AR3 02/28/2006            $320,000.00
 1006888752          8752         XXXXXX8752             660                 INDX 2006-AR3 02/28/2006            $289,007.33
 1006889214          9214         XXXXXX9214             660                 INDX 2006-AR3 02/28/2006            $235,997.11
 1006890022          0022         XXXXXX0022             660                 INDX 2006-AR3 02/28/2006            $108,660.31
 1006890162          0162         XXXXXX0162             660                 INDX 2006-AR3 02/28/2006            $100,800.00
 1006890196          0196         XXXXXX0196             660                 INDX 2006-AR3 02/28/2006            $639,487.56
 1006891178          1178         XXXXXX1178             660                 INDX 2006-AR3 02/28/2006            $324,983.96
 1006891459          1459         XXXXXX1459             660                 INDX 2006-AR3 02/28/2006            $117,777.64
 1006891525          1525         XXXXXX1525             660                 INDX 2006-AR3 02/28/2006            $205,729.69
 1006891533          1533         XXXXXX1533             660                 INDX 2006-AR3 02/28/2006               $0.00
 1006892770          2770         XXXXXX2770             660                 INDX 2006-AR3 02/28/2006            $212,000.00
 1006892853          2853         XXXXXX2853             660                 INDX 2006-AR3 02/28/2006            $223,990.00
 1006894651          4651         XXXXXX4651             660                 INDX 2006-AR3 02/28/2006               $0.00
 1006894917          4917         XXXXXX4917             660                 INDX 2006-AR3 02/28/2006            $362,713.00
 1006895260          5260         XXXXXX5260             660                 INDX 2006-AR3 02/28/2006            $215,000.00
 1006895914          5914         XXXXXX5914             660                 INDX 2006-AR3 02/28/2006            $106,999.95
 1006896078          6078         XXXXXX6078             660                 INDX 2006-AR3 02/28/2006            $230,000.00
 1006897738          7738         XXXXXX7738             660                 INDX 2006-AR3 02/28/2006            $540,500.00
 1006897795          7795         XXXXXX7795             660                 INDX 2006-AR3 02/28/2006            $232,000.00
 1006897837          7837         XXXXXX7837             660                 INDX 2006-AR3 02/28/2006            $279,936.64
 1006897845          7845         XXXXXX7845             660                 INDX 2006-AR3 02/28/2006            $424,000.00
 1006897852          7852         XXXXXX7852             660                 INDX 2006-AR3 02/28/2006            $359,199.85
 1006897886          7886         XXXXXX7886             660                 INDX 2006-AR3 02/28/2006            $208,288.58
 1006897902          7902         XXXXXX7902             660                 INDX 2006-AR3 02/28/2006            $197,428.88
 1006897928          7928         XXXXXX7928             660                 INDX 2006-AR3 02/28/2006            $415,460.00
 1006897944          7944         XXXXXX7944             660                 INDX 2006-AR3 02/28/2006            $281,342.80
 1006897969          7969         XXXXXX7969             660                 INDX 2006-AR3 02/28/2006            $319,900.00
 1006897985          7985         XXXXXX7985             660                 INDX 2006-AR3 02/28/2006            $304,000.00
 1006897993          7993         XXXXXX7993             660                 INDX 2006-AR3 02/28/2006            $209,361.77
 1006898884          8884         XXXXXX8884             660                 INDX 2006-AR3 02/28/2006            $385,198.06
 1006899080          9080         XXXXXX9080             660                 INDX 2006-AR3 02/28/2006            $176,000.00
 1006900581          0581         XXXXXX0581             660                 INDX 2006-AR3 02/28/2006            $151,244.67
 1006900888          0888         XXXXXX0888             660                 INDX 2006-AR3 02/28/2006            $211,200.00
 1006902348          2348         XXXXXX2348             660                 INDX 2006-AR3 02/28/2006            $259,920.10
 1006902462          2462         XXXXXX2462             660                 INDX 2006-AR3 02/28/2006               $0.00
 1006903403          3403         XXXXXX3403             660                 INDX 2006-AR3 02/28/2006            $180,000.00
 1006903528          3528         XXXXXX3528             660                 INDX 2006-AR3 02/28/2006            $222,911.05
 1006904195          4195         XXXXXX4195             660                 INDX 2006-AR3 02/28/2006            $340,800.00
 1006904682          4682         XXXXXX4682             660                 INDX 2006-AR3 02/28/2006            $156,768.21
 1006904856          4856         XXXXXX4856             660                 INDX 2006-AR3 02/28/2006               $0.00
 1006904997          4997         XXXXXX4997             660                 INDX 2006-AR3 02/28/2006            $648,621.45
 1006905747          5747         XXXXXX5747             660                 INDX 2006-AR3 02/28/2006            $350,000.00
 1006906133          6133         XXXXXX6133             660                 INDX 2006-AR3 02/28/2006            $418,000.00
 1006906281          6281         XXXXXX6281             660                 INDX 2006-AR3 02/28/2006            $220,000.00
 1006906661          6661         XXXXXX6661             660                 INDX 2006-AR3 02/28/2006            $321,200.00
 1006906687          6687         XXXXXX6687             660                 INDX 2006-AR3 02/28/2006             $76,928.58
 1006908311          8311         XXXXXX8311             660                 INDX 2006-AR3 02/28/2006            $268,000.00
 1006909848          9848         XXXXXX9848             660                 INDX 2006-AR3 02/28/2006            $257,633.65
 1006910366          0366         XXXXXX0366             660                 INDX 2006-AR3 02/28/2006            $115,069.74
 1006910598          0598         XXXXXX0598             660                 INDX 2006-AR3 02/28/2006            $114,976.46
 1006911125          1125         XXXXXX1125             660                 INDX 2006-AR3 02/28/2006            $424,121.25
 1006911505          1505         XXXXXX1505             660                 INDX 2006-AR3 02/28/2006            $237,239.38
 1006912164          2164         XXXXXX2164             660                 INDX 2006-AR3 02/28/2006            $385,500.00
 1006912339          2339         XXXXXX2339             660                 INDX 2006-AR3 02/28/2006            $417,000.00
 1006912578          2578         XXXXXX2578             660                 INDX 2006-AR3 02/28/2006             $73,520.00
 1006912792          2792         XXXXXX2792             660                 INDX 2006-AR3 02/28/2006            $119,011.60
 1006912834          2834         XXXXXX2834             660                 INDX 2006-AR3 02/28/2006             $92,803.56
 1006913022          3022         XXXXXX3022             660                 INDX 2006-AR3 02/28/2006            $543,350.00
 1006915696          5696         XXXXXX5696             660                 INDX 2006-AR3 02/28/2006            $341,615.76
 1006915738          5738         XXXXXX5738             660                 INDX 2006-AR3 02/28/2006            $487,995.00
 1006916108          6108         XXXXXX6108             660                 INDX 2006-AR3 02/28/2006            $229,360.00
 1006916231          6231         XXXXXX6231             660                 INDX 2006-AR3 02/28/2006             $98,362.52
 1006916264          6264         XXXXXX6264             660                 INDX 2006-AR3 02/28/2006            $497,000.00
 1006916579          6579         XXXXXX6579             660                 INDX 2006-AR3 02/28/2006            $259,687.00
 1006917288          7288         XXXXXX7288             660                 INDX 2006-AR3 02/28/2006            $483,784.42
 1006917338          7338         XXXXXX7338             660                 INDX 2006-AR3 02/28/2006            $297,873.37
 1006917353          7353         XXXXXX7353             660                 INDX 2006-AR3 02/28/2006            $202,553.91
 1006917379          7379         XXXXXX7379             660                 INDX 2006-AR3 02/28/2006            $206,525.58
 1006917437          7437         XXXXXX7437             660                 INDX 2006-AR3 02/28/2006            $120,587.82
 1006919169          9169         XXXXXX9169             660                 INDX 2006-AR3 02/28/2006            $290,000.00
 1006919250          9250         XXXXXX9250             660                 INDX 2006-AR3 02/28/2006            $130,000.00
 1006919581          9581         XXXXXX9581             660                 INDX 2006-AR3 02/28/2006            $264,350.00
 1006920092          0092         XXXXXX0092             660                 INDX 2006-AR3 02/28/2006            $221,564.00
 1006920373          0373         XXXXXX0373             660                 INDX 2006-AR3 02/28/2006            $377,580.08
 1006921769          1769         XXXXXX1769             660                 INDX 2006-AR3 02/28/2006            $303,361.90
 1006922213          2213         XXXXXX2213             660                 INDX 2006-AR3 02/28/2006            $307,200.00
 1006922593          2593         XXXXXX2593             660                 INDX 2006-AR3 02/28/2006            $255,600.00
 1006922924          2924         XXXXXX2924             660                 INDX 2006-AR3 02/28/2006            $397,482.67
 1006923039          3039         XXXXXX3039             660                 INDX 2006-AR3 02/28/2006            $129,908.90
 1006923146          3146         XXXXXX3146             660                 INDX 2006-AR3 02/28/2006            $400,000.00
 1006923476          3476         XXXXXX3476             660                 INDX 2006-AR3 02/28/2006            $117,520.00
 1006924557          4557         XXXXXX4557             660                 INDX 2006-AR3 02/28/2006            $184,470.49
 1006924573          4573         XXXXXX4573             660                 INDX 2006-AR3 02/28/2006            $156,984.19
 1006927014          7014         XXXXXX7014             660                 INDX 2006-AR3 02/28/2006            $502,705.13
 1006929341          9341         XXXXXX9341             660                 INDX 2006-AR3 02/28/2006            $289,058.56
 1006929564          9564         XXXXXX9564             660                 INDX 2006-AR3 02/28/2006            $202,476.61
 1006929812          9812         XXXXXX9812             660                 INDX 2006-AR3 02/28/2006            $355,600.00
 1006929895          9895         XXXXXX9895             660                 INDX 2006-AR3 02/28/2006            $300,000.00
 1006930067          0067         XXXXXX0067             660                 INDX 2006-AR3 02/28/2006            $462,996.00
 1006930828          0828         XXXXXX0828             660                 INDX 2006-AR3 02/28/2006             $54,400.00
 1006930877          0877         XXXXXX0877             660                 INDX 2006-AR3 02/28/2006            $228,314.51
 1006931370          1370         XXXXXX1370             660                 INDX 2006-AR3 02/28/2006            $288,000.00
 1006931685          1685         XXXXXX1685             660                 INDX 2006-AR3 02/28/2006            $587,855.77
 1006931719          1719         XXXXXX1719             660                 INDX 2006-AR3 02/28/2006             $54,400.00
 1006932162          2162         XXXXXX2162             660                 INDX 2006-AR3 02/28/2006            $464,000.00
 1006933277          3277         XXXXXX3277             660                 INDX 2006-AR3 02/28/2006            $250,000.00
 1006933632          3632         XXXXXX3632             660                 INDX 2006-AR3 02/28/2006            $316,720.80
 1006934085          4085         XXXXXX4085             660                 INDX 2006-AR3 02/28/2006            $649,350.00
 1006934374          4374         XXXXXX4374             660                 INDX 2006-AR3 02/28/2006            $255,500.00
 1006934507          4507         XXXXXX4507             660                 INDX 2006-AR3 02/28/2006            $314,399.53
 1006934804          4804         XXXXXX4804             660                 INDX 2006-AR3 02/28/2006            $427,518.03
 1006935751          5751         XXXXXX5751             660                 INDX 2006-AR3 02/28/2006            $208,350.37
 1006936023          6023         XXXXXX6023             660                 INDX 2006-AR3 02/28/2006            $308,000.00
 1006937617          7617         XXXXXX7617             660                 INDX 2006-AR3 02/28/2006            $284,000.00
 1006937773          7773         XXXXXX7773             660                 INDX 2006-AR3 02/28/2006            $400,000.00
 1006937872          7872         XXXXXX7872             660                 INDX 2006-AR3 02/28/2006               $0.00
 1006938284          8284         XXXXXX8284             660                 INDX 2006-AR3 02/28/2006            $488,000.00
 1006938664          8664         XXXXXX8664             660                 INDX 2006-AR3 02/28/2006            $461,938.00
 1006939480          9480         XXXXXX9480             660                 INDX 2006-AR3 02/28/2006            $203,993.01
 1006940678          0678         XXXXXX0678             660                 INDX 2006-AR3 02/28/2006            $172,500.00
 1006941072          1072         XXXXXX1072             660                 INDX 2006-AR3 02/28/2006            $521,400.00
 1006942039          2039         XXXXXX2039             660                 INDX 2006-AR3 02/28/2006            $456,000.00
 1006942070          2070         XXXXXX2070             660                 INDX 2006-AR3 02/28/2006            $364,000.00
 1006942088          2088         XXXXXX2088             660                 INDX 2006-AR3 02/28/2006            $451,900.00
 1006942120          2120         XXXXXX2120             660                 INDX 2006-AR3 02/28/2006            $328,000.00
 1006942187          2187         XXXXXX2187             660                 INDX 2006-AR3 02/28/2006            $257,200.00
 1006942195          2195         XXXXXX2195             660                 INDX 2006-AR3 02/28/2006            $334,137.77
 1006942229          2229         XXXXXX2229             660                 INDX 2006-AR3 02/28/2006            $359,649.99
 1006942237          2237         XXXXXX2237             660                 INDX 2006-AR3 02/28/2006            $477,684.89
 1006942245          2245         XXXXXX2245             660                 INDX 2006-AR3 02/28/2006            $820,000.00
 1006942252          2252         XXXXXX2252             660                 INDX 2006-AR3 02/28/2006            $121,825.12
 1006942278          2278         XXXXXX2278             660                 INDX 2006-AR3 02/28/2006            $463,069.72
 1006942286          2286         XXXXXX2286             660                 INDX 2006-AR3 02/28/2006            $403,651.75
 1006944142          4142         XXXXXX4142             660                 INDX 2006-AR3 02/28/2006            $476,000.00
 1006944779          4779         XXXXXX4779             660                 INDX 2006-AR3 02/28/2006            $212,871.22
 1006945164          5164         XXXXXX5164             660                 INDX 2006-AR3 02/28/2006            $153,963.76
 1006945867          5867         XXXXXX5867             660                 INDX 2006-AR3 02/28/2006            $339,189.05
 1006947731          7731         XXXXXX7731             660                 INDX 2006-AR3 02/28/2006            $296,354.42
 1006949950          9950         XXXXXX9950             660                 INDX 2006-AR3 02/28/2006            $699,400.00
 1006950040          0040         XXXXXX0040             660                 INDX 2006-AR3 02/28/2006            $111,102.13
 1006951667          1667         XXXXXX1667             660                 INDX 2006-AR3 02/28/2006            $435,199.62
 1006952889          2889         XXXXXX2889             660                 INDX 2006-AR3 02/28/2006            $163,000.00
 1006954026          4026         XXXXXX4026             660                 INDX 2006-AR3 02/28/2006            $237,328.76
 1006954752          4752         XXXXXX4752             660                 INDX 2006-AR3 02/28/2006            $223,920.00
 1006954893          4893         XXXXXX4893             660                 INDX 2006-AR3 02/28/2006               $0.00
 1006955163          5163         XXXXXX5163             660                 INDX 2006-AR3 02/28/2006            $289,867.10
 1006955387          5387         XXXXXX5387             660                 INDX 2006-AR3 02/28/2006            $346,000.00
 1006956211          6211         XXXXXX6211             660                 INDX 2006-AR3 02/28/2006               $0.00
 1006956575          6575         XXXXXX6575             660                 INDX 2006-AR3 02/28/2006            $286,049.97
 1006956583          6583         XXXXXX6583             660                 INDX 2006-AR3 02/28/2006            $288,000.00
 1006956591          6591         XXXXXX6591             660                 INDX 2006-AR3 02/28/2006            $273,979.56
 1006956617          6617         XXXXXX6617             660                 INDX 2006-AR3 02/28/2006            $986,096.00
 1006956641          6641         XXXXXX6641             660                 INDX 2006-AR3 02/28/2006            $317,237.73
 1006956666          6666         XXXXXX6666             660                 INDX 2006-AR3 02/28/2006            $319,999.97
 1006956674          6674         XXXXXX6674             660                 INDX 2006-AR3 02/28/2006            $975,712.00
 1006956708          6708         XXXXXX6708             660                 INDX 2006-AR3 02/28/2006            $650,000.00
 1006956716          6716         XXXXXX6716             660                 INDX 2006-AR3 02/28/2006            $300,000.00
 1006956740          6740         XXXXXX6740             660                 INDX 2006-AR3 02/28/2006            $600,000.00
 1006956757          6757         XXXXXX6757             660                 INDX 2006-AR3 02/28/2006            $248,000.00
 1006957169          7169         XXXXXX7169             660                 INDX 2006-AR3 02/28/2006            $376,800.00
 1006957482          7482         XXXXXX7482             660                 INDX 2006-AR3 02/28/2006            $234,815.22
 1006957920          7920         XXXXXX7920             660                 INDX 2006-AR3 02/28/2006            $194,096.03
 1006959389          9389         XXXXXX9389             660                 INDX 2006-AR3 02/28/2006            $157,446.76
 1006959462          9462         XXXXXX9462             660                 INDX 2006-AR3 02/28/2006            $197,600.73
 1006959470          9470         XXXXXX9470             660                 INDX 2006-AR3 02/28/2006            $127,325.93
 1006959488          9488         XXXXXX9488             660                 INDX 2006-AR3 02/28/2006            $173,599.98
 1006959496          9496         XXXXXX9496             660                 INDX 2006-AR3 02/28/2006            $185,250.00
 1006959504          9504         XXXXXX9504             660                 INDX 2006-AR3 02/28/2006            $250,000.00
 1006959512          9512         XXXXXX9512             660                 INDX 2006-AR3 02/28/2006            $260,000.00
 1006959520          9520         XXXXXX9520             660                 INDX 2006-AR3 02/28/2006            $270,000.00
 1006959538          9538         XXXXXX9538             660                 INDX 2006-AR3 02/28/2006            $226,090.00
 1006959579          9579         XXXXXX9579             660                 INDX 2006-AR3 02/28/2006            $176,000.00
 1006959595          9595         XXXXXX9595             660                 INDX 2006-AR3 02/28/2006            $212,000.00
 1006959603          9603         XXXXXX9603             660                 INDX 2006-AR3 02/28/2006            $320,000.00
 1006959611          9611         XXXXXX9611             660                 INDX 2006-AR3 02/28/2006            $368,000.00
 1006959629          9629         XXXXXX9629             660                 INDX 2006-AR3 02/28/2006            $129,750.00
 1006959645          9645         XXXXXX9645             660                 INDX 2006-AR3 02/28/2006            $400,000.00
 1006959652          9652         XXXXXX9652             660                 INDX 2006-AR3 02/28/2006            $264,850.00
 1006959660          9660         XXXXXX9660             660                 INDX 2006-AR3 02/28/2006            $294,199.27
 1006959694          9694         XXXXXX9694             660                 INDX 2006-AR3 02/28/2006            $211,975.94
 1006959710          9710         XXXXXX9710             660                 INDX 2006-AR3 02/28/2006            $313,119.59
 1006959736          9736         XXXXXX9736             660                 INDX 2006-AR3 02/28/2006            $218,700.00
 1006959744          9744         XXXXXX9744             660                 INDX 2006-AR3 02/28/2006            $209,600.00
 1006959769          9769         XXXXXX9769             660                 INDX 2006-AR3 02/28/2006            $186,221.35
 1006959793          9793         XXXXXX9793             660                 INDX 2006-AR3 02/28/2006            $138,400.00
 1006959801          9801         XXXXXX9801             660                 INDX 2006-AR3 02/28/2006            $124,999.33
 1006959819          9819         XXXXXX9819             660                 INDX 2006-AR3 02/28/2006            $251,200.00
 1006959827          9827         XXXXXX9827             660                 INDX 2006-AR3 02/28/2006            $144,000.00
 1006959835          9835         XXXXXX9835             660                 INDX 2006-AR3 02/28/2006            $180,000.00
 1006959843          9843         XXXXXX9843             660                 INDX 2006-AR3 02/28/2006            $207,408.20
 1006959868          9868         XXXXXX9868             660                 INDX 2006-AR3 02/28/2006            $268,000.00
 1006959876          9876         XXXXXX9876             660                 INDX 2006-AR3 02/28/2006            $663,532.00
 1006959918          9918         XXXXXX9918             660                 INDX 2006-AR3 02/28/2006            $159,996.47
 1006959926          9926         XXXXXX9926             660                 INDX 2006-AR3 02/28/2006            $274,000.00
 1006962169          2169         XXXXXX2169             660                 INDX 2006-AR3 02/28/2006            $650,000.00
 1006962193          2193         XXXXXX2193             660                 INDX 2006-AR3 02/28/2006            $219,920.00
 1006962672          2672         XXXXXX2672             660                 INDX 2006-AR3 02/28/2006            $205,513.15
 1006963530          3530         XXXXXX3530             660                 INDX 2006-AR3 02/28/2006               $0.00
 1006963928          3928         XXXXXX3928             660                 INDX 2006-AR3 02/28/2006            $156,479.66
 1006964165          4165         XXXXXX4165             660                 INDX 2006-AR3 02/28/2006            $492,000.00
 1006964215          4215         XXXXXX4215             660                 INDX 2006-AR3 02/28/2006            $246,242.96
 1006964447          4447         XXXXXX4447             660                 INDX 2006-AR3 02/28/2006            $430,000.00
 1006965113          5113         XXXXXX5113             660                 INDX 2006-AR3 02/28/2006            $392,000.00
 1006965246          5246         XXXXXX5246             660                 INDX 2006-AR3 02/28/2006            $484,500.00
 1006966418          6418         XXXXXX6418             660                 INDX 2006-AR3 02/28/2006            $139,000.00
 1006966897          6897         XXXXXX6897             660                 INDX 2006-AR3 02/28/2006            $629,000.00
 1006967002          7002         XXXXXX7002             660                 INDX 2006-AR3 02/28/2006            $454,000.00
 1006967705          7705         XXXXXX7705             660                 INDX 2006-AR3 02/28/2006            $160,000.00
 1006967713          7713         XXXXXX7713             660                 INDX 2006-AR3 02/28/2006            $303,999.80
 1006967754          7754         XXXXXX7754             660                 INDX 2006-AR3 02/28/2006            $596,000.00
 1006967788          7788         XXXXXX7788             660                 INDX 2006-AR3 02/28/2006            $112,500.00
 1006967838          7838         XXXXXX7838             660                 INDX 2006-AR3 02/28/2006               $0.00
 1006967853          7853         XXXXXX7853             660                 INDX 2006-AR3 02/28/2006            $115,200.00
 1006967879          7879         XXXXXX7879             660                 INDX 2006-AR3 02/28/2006            $343,500.00
 1006967887          7887         XXXXXX7887             660                 INDX 2006-AR3 02/28/2006            $236,000.00
 1006968166          8166         XXXXXX8166             660                 INDX 2006-AR3 02/28/2006            $229,245.00
 1006968372          8372         XXXXXX8372             660                 INDX 2006-AR3 02/28/2006            $279,479.33
 1006968604          8604         XXXXXX8604             660                 INDX 2006-AR3 02/28/2006            $332,499.70
 1006970832          0832         XXXXXX0832             660                 INDX 2006-AR3 02/28/2006               $0.00
 1006972788          2788         XXXXXX2788             660                 INDX 2006-AR3 02/28/2006            $359,650.00
 1006973034          3034         XXXXXX3034             660                 INDX 2006-AR3 02/28/2006            $237,500.00
 1006973182          3182         XXXXXX3182             660                 INDX 2006-AR3 02/28/2006            $253,350.73
 1006973505          3505         XXXXXX3505             660                 INDX 2006-AR3 02/28/2006            $132,000.00
 1006974131          4131         XXXXXX4131             660                 INDX 2006-AR3 02/28/2006               $0.00
 1006974479          4479         XXXXXX4479             660                 INDX 2006-AR3 02/28/2006            $152,150.00
 1006975690          5690         XXXXXX5690             660                 INDX 2006-AR3 02/28/2006            $254,843.76
 1006976516          6516         XXXXXX6516             660                 INDX 2006-AR3 02/28/2006            $242,697.84
 1006976995          6995         XXXXXX6995             660                 INDX 2006-AR3 02/28/2006            $102,241.88
 1006977068          7068         XXXXXX7068             660                 INDX 2006-AR3 02/28/2006            $126,811.59
 1006977407          7407         XXXXXX7407             660                 INDX 2006-AR3 02/28/2006            $421,597.98
 1006977795          7795         XXXXXX7795             660                 INDX 2006-AR3 02/28/2006               $0.00
 1006978587          8587         XXXXXX8587             660                 INDX 2006-AR3 02/28/2006            $454,799.00
 1006978967          8967         XXXXXX8967             660                 INDX 2006-AR3 02/28/2006            $432,196.00
 1006980609          0609         XXXXXX0609             660                 INDX 2006-AR3 02/28/2006            $411,100.00
 1006980757          0757         XXXXXX0757             660                 INDX 2006-AR3 02/28/2006            $100,800.00
 1006980781          0781         XXXXXX0781             660                 INDX 2006-AR3 02/28/2006            $192,518.00
 1006980914          0914         XXXXXX0914             660                 INDX 2006-AR3 02/28/2006               $0.00
 1006981128          1128         XXXXXX1128             660                 INDX 2006-AR3 02/28/2006            $472,579.36
 1006981318          1318         XXXXXX1318             660                 INDX 2006-AR3 02/28/2006            $407,200.00
 1006982456          2456         XXXXXX2456             660                 INDX 2006-AR3 02/28/2006            $183,655.71
 1006983355          3355         XXXXXX3355             660                 INDX 2006-AR3 02/28/2006            $280,000.00
 1006983645          3645         XXXXXX3645             660                 INDX 2006-AR3 02/28/2006            $596,250.00
 1006984601          4601         XXXXXX4601             660                 INDX 2006-AR3 02/28/2006            $333,529.27
 1006984627          4627         XXXXXX4627             660                 INDX 2006-AR3 02/28/2006            $346,000.00
 1006985681          5681         XXXXXX5681             660                 INDX 2006-AR3 02/28/2006            $959,328.59
 1006986150          6150         XXXXXX6150             660                 INDX 2006-AR3 02/28/2006            $201,761.00
 1006986812          6812         XXXXXX6812             660                 INDX 2006-AR3 02/28/2006            $365,000.00
 1006988214          8214         XXXXXX8214             660                 INDX 2006-AR3 02/28/2006            $268,800.00
 1006988883          8883         XXXXXX8883             660                 INDX 2006-AR3 02/28/2006            $123,884.95
 1006989378          9378         XXXXXX9378             660                 INDX 2006-AR3 02/28/2006            $359,550.00
 1006989394          9394         XXXXXX9394             660                 INDX 2006-AR3 02/28/2006            $199,366.44
 1006989402          9402         XXXXXX9402             660                 INDX 2006-AR3 02/28/2006            $259,000.00
 1006989410          9410         XXXXXX9410             660                 INDX 2006-AR3 02/28/2006            $139,750.00
 1006989436          9436         XXXXXX9436             660                 INDX 2006-AR3 02/28/2006            $280,000.00
 1006989477          9477         XXXXXX9477             660                 INDX 2006-AR3 02/28/2006            $408,750.00
 1006989485          9485         XXXXXX9485             660                 INDX 2006-AR3 02/28/2006            $410,046.90
 1006989550          9550         XXXXXX9550             660                 INDX 2006-AR3 02/28/2006            $242,320.00
 1006989568          9568         XXXXXX9568             660                 INDX 2006-AR3 02/28/2006            $412,207.10
 1006989592          9592         XXXXXX9592             660                 INDX 2006-AR3 02/28/2006            $221,959.98
 1006990152          0152         XXXXXX0152             660                 INDX 2006-AR3 02/28/2006            $125,347.88
 1006990301          0301         XXXXXX0301             660                 INDX 2006-AR3 02/28/2006            $199,134.21
 1006990392          0392         XXXXXX0392             660                 INDX 2006-AR3 02/28/2006            $180,000.00
 1006990434          0434         XXXXXX0434             660                 INDX 2006-AR3 02/28/2006            $304,000.00
 1006990459          0459         XXXXXX0459             660                 INDX 2006-AR3 02/28/2006            $167,950.00
 1006992463          2463         XXXXXX2463             660                 INDX 2006-AR3 02/28/2006            $425,000.00
 1006992778          2778         XXXXXX2778             660                 INDX 2006-AR3 02/28/2006            $139,683.93
 1006993057          3057         XXXXXX3057             660                 INDX 2006-AR3 02/28/2006            $432,000.00
 1006993347          3347         XXXXXX3347             660                 INDX 2006-AR3 02/28/2006            $143,269.22
 1006996498          6498         XXXXXX6498             660                 INDX 2006-AR3 02/28/2006            $128,000.00
 1006996779          6779         XXXXXX6779             660                 INDX 2006-AR3 02/28/2006            $125,500.00
 1006998122          8122         XXXXXX8122             660                 INDX 2006-AR3 02/28/2006            $202,000.00
 1006999617          9617         XXXXXX9617             660                 INDX 2006-AR3 02/28/2006            $499,695.00
 1006999930          9930         XXXXXX9930             660                 INDX 2006-AR3 02/28/2006            $640,000.00
 1007000514          0514         XXXXXX0514             660                 INDX 2006-AR3 02/28/2006            $170,956.18
 1007001231          1231         XXXXXX1231             660                 INDX 2006-AR3 02/28/2006            $133,477.84
 1007001314          1314         XXXXXX1314             660                 INDX 2006-AR3 02/28/2006            $443,999.03
 1007001702          1702         XXXXXX1702             660                 INDX 2006-AR3 02/28/2006            $123,949.63
 1007001769          1769         XXXXXX1769             660                 INDX 2006-AR3 02/28/2006            $256,500.00
 1007001827          1827         XXXXXX1827             660                 INDX 2006-AR3 02/28/2006            $269,101.12
 1007001843          1843         XXXXXX1843             660                 INDX 2006-AR3 02/28/2006            $615,999.99
 1007003575          3575         XXXXXX3575             660                 INDX 2006-AR3 02/28/2006            $511,100.00
 1007003674          3674         XXXXXX3674             660                 INDX 2006-AR3 02/28/2006            $464,000.00
 1007004433          4433         XXXXXX4433             660                 INDX 2006-AR3 02/28/2006            $183,840.71
 1007004516          4516         XXXXXX4516             660                 INDX 2006-AR3 02/28/2006            $639,046.86
 1007004524          4524         XXXXXX4524             660                 INDX 2006-AR3 02/28/2006            $308,000.00
 1007006131          6131         XXXXXX6131             660                 INDX 2006-AR3 02/28/2006            $375,000.00
 1007006164          6164         XXXXXX6164             660                 INDX 2006-AR3 02/28/2006            $446,600.00
 1007006396          6396         XXXXXX6396             660                 INDX 2006-AR3 02/28/2006             $75,000.00
 1007007279          7279         XXXXXX7279             660                 INDX 2006-AR3 02/28/2006               $0.00
 1007009903          9903         XXXXXX9903             660                 INDX 2006-AR3 02/28/2006             $81,706.44
 1007010000          0000         XXXXXX0000             660                 INDX 2006-AR3 02/28/2006            $159,186.02
 1007010018          0018         XXXXXX0018             660                 INDX 2006-AR3 02/28/2006            $152,800.00
 1007010042          0042         XXXXXX0042             660                 INDX 2006-AR3 02/28/2006            $133,000.00
 1007010059          0059         XXXXXX0059             660                 INDX 2006-AR3 02/28/2006            $129,999.06
 1007010067          0067         XXXXXX0067             660                 INDX 2006-AR3 02/28/2006            $568,000.00
 1007010075          0075         XXXXXX0075             660                 INDX 2006-AR3 02/28/2006            $536,000.00
 1007010083          0083         XXXXXX0083             660                 INDX 2006-AR3 02/28/2006            $520,000.00
 1007010117          0117         XXXXXX0117             660                 INDX 2006-AR3 02/28/2006            $448,000.00
 1007010125          0125         XXXXXX0125             660                 INDX 2006-AR3 02/28/2006            $244,800.00
 1007010133          0133         XXXXXX0133             660                 INDX 2006-AR3 02/28/2006            $235,994.76
 1007010141          0141         XXXXXX0141             660                 INDX 2006-AR3 02/28/2006            $220,266.46
 1007010158          0158         XXXXXX0158             660                 INDX 2006-AR3 02/28/2006            $206,100.00
 1007010174          0174         XXXXXX0174             660                 INDX 2006-AR3 02/28/2006            $167,000.00
 1007010224          0224         XXXXXX0224             660                 INDX 2006-AR3 02/28/2006            $185,000.00
 1007010232          0232         XXXXXX0232             660                 INDX 2006-AR3 02/28/2006            $254,840.20
 1007010240          0240         XXXXXX0240             660                 INDX 2006-AR3 02/28/2006             $82,906.84
 1007010299          0299         XXXXXX0299             660                 INDX 2006-AR3 02/28/2006            $604,754.33
 1007010307          0307         XXXXXX0307             660                 INDX 2006-AR3 02/28/2006            $155,057.60
 1007010323          0323         XXXXXX0323             660                 INDX 2006-AR3 02/28/2006            $534,000.00
 1007010349          0349         XXXXXX0349             660                 INDX 2006-AR3 02/28/2006            $358,352.37
 1007010356          0356         XXXXXX0356             660                 INDX 2006-AR3 02/28/2006            $340,000.00
 1007010372          0372         XXXXXX0372             660                 INDX 2006-AR3 02/28/2006            $300,000.00
 1007010380          0380         XXXXXX0380             660                 INDX 2006-AR3 02/28/2006            $287,000.00
 1007010414          0414         XXXXXX0414             660                 INDX 2006-AR3 02/28/2006            $239,899.67
 1007010422          0422         XXXXXX0422             660                 INDX 2006-AR3 02/28/2006            $231,951.05
 1007010430          0430         XXXXXX0430             660                 INDX 2006-AR3 02/28/2006            $229,000.00
 1007010448          0448         XXXXXX0448             660                 INDX 2006-AR3 02/28/2006            $223,983.87
 1007010455          0455         XXXXXX0455             660                 INDX 2006-AR3 02/28/2006            $208,000.00
 1007010505          0505         XXXXXX0505             660                 INDX 2006-AR3 02/28/2006             $83,598.97
 1007010513          0513         XXXXXX0513             660                 INDX 2006-AR3 02/28/2006             $80,000.00
 1007010588          0588         XXXXXX0588             660                 INDX 2006-AR3 02/28/2006            $213,945.65
 1007010612          0612         XXXXXX0612             660                 INDX 2006-AR3 02/28/2006            $540,894.90
 1007010653          0653         XXXXXX0653             660                 INDX 2006-AR3 02/28/2006            $474,880.00
 1007010687          0687         XXXXXX0687             660                 INDX 2006-AR3 02/28/2006            $352,000.00
 1007010695          0695         XXXXXX0695             660                 INDX 2006-AR3 02/28/2006            $338,850.00
 1007010703          0703         XXXXXX0703             660                 INDX 2006-AR3 02/28/2006            $264,000.00
 1007010729          0729         XXXXXX0729             660                 INDX 2006-AR3 02/28/2006            $173,600.00
 1007010745          0745         XXXXXX0745             660                 INDX 2006-AR3 02/28/2006             $94,800.00
 1007010778          0778         XXXXXX0778             660                 INDX 2006-AR3 02/28/2006            $142,320.00
 1007010802          0802         XXXXXX0802             660                 INDX 2006-AR3 02/28/2006            $675,000.00
 1007010810          0810         XXXXXX0810             660                 INDX 2006-AR3 02/28/2006            $650,000.00
 1007010828          0828         XXXXXX0828             660                 INDX 2006-AR3 02/28/2006               $0.00
 1007010844          0844         XXXXXX0844             660                 INDX 2006-AR3 02/28/2006            $600,000.00
 1007010877          0877         XXXXXX0877             660                 INDX 2006-AR3 02/28/2006            $134,912.59
 1007010885          0885         XXXXXX0885             660                 INDX 2006-AR3 02/28/2006            $584,000.00
 1007010919          0919         XXXXXX0919             660                 INDX 2006-AR3 02/28/2006               $0.00
 1007011057          1057         XXXXXX1057             660                 INDX 2006-AR3 02/28/2006               $0.00
 1007011065          1065         XXXXXX1065             660                 INDX 2006-AR3 02/28/2006            $560,000.00
 1007011073          1073         XXXXXX1073             660                 INDX 2006-AR3 02/28/2006            $543,750.00
 1007011107          1107         XXXXXX1107             660                 INDX 2006-AR3 02/28/2006            $194,000.00
 1007011131          1131         XXXXXX1131             660                 INDX 2006-AR3 02/28/2006            $442,785.44
 1007011149          1149         XXXXXX1149             660                 INDX 2006-AR3 02/28/2006            $365,026.06
 1007011198          1198         XXXXXX1198             660                 INDX 2006-AR3 02/28/2006            $380,000.00
 1007011214          1214         XXXXXX1214             660                 INDX 2006-AR3 02/28/2006            $347,952.92
 1007011248          1248         XXXXXX1248             660                 INDX 2006-AR3 02/28/2006            $334,801.42
 1007011255          1255         XXXXXX1255             660                 INDX 2006-AR3 02/28/2006            $332,000.00
 1007011271          1271         XXXXXX1271             660                 INDX 2006-AR3 02/28/2006               $0.00
 1007011305          1305         XXXXXX1305             660                 INDX 2006-AR3 02/28/2006            $406,250.00
 1007011347          1347         XXXXXX1347             660                 INDX 2006-AR3 02/28/2006            $246,332.32
 1007011354          1354         XXXXXX1354             660                 INDX 2006-AR3 02/28/2006            $193,949.17
 1007011370          1370         XXXXXX1370             660                 INDX 2006-AR3 02/28/2006            $175,811.35
 1007011388          1388         XXXXXX1388             660                 INDX 2006-AR3 02/28/2006            $166,013.40
 1007011404          1404         XXXXXX1404             660                 INDX 2006-AR3 02/28/2006            $176,800.00
 1007011420          1420         XXXXXX1420             660                 INDX 2006-AR3 02/28/2006            $541,565.82
 1007011438          1438         XXXXXX1438             660                 INDX 2006-AR3 02/28/2006            $130,500.00
 1007011446          1446         XXXXXX1446             660                 INDX 2006-AR3 02/28/2006               $0.00
 1007011461          1461         XXXXXX1461             660                 INDX 2006-AR3 02/28/2006            $204,300.00
 1007011479          1479         XXXXXX1479             660                 INDX 2006-AR3 02/28/2006            $204,000.00
 1007011487          1487         XXXXXX1487             660                 INDX 2006-AR3 02/28/2006            $190,000.00
 1007011495          1495         XXXXXX1495             660                 INDX 2006-AR3 02/28/2006            $187,154.75
 1007011503          1503         XXXXXX1503             660                 INDX 2006-AR3 02/28/2006            $184,000.00
 1007011511          1511         XXXXXX1511             660                 INDX 2006-AR3 02/28/2006            $178,400.00
 1007013053          3053         XXXXXX3053             660                 INDX 2006-AR3 02/28/2006            $400,000.00
 1007014465          4465         XXXXXX4465             660                 INDX 2006-AR3 02/28/2006            $286,400.00
 1007014499          4499         XXXXXX4499             660                 INDX 2006-AR3 02/28/2006            $231,600.00
 1007014507          4507         XXXXXX4507             660                 INDX 2006-AR3 02/28/2006            $228,000.00
 1007014515          4515         XXXXXX4515             660                 INDX 2006-AR3 02/28/2006            $319,771.01
 1007014523          4523         XXXXXX4523             660                 INDX 2006-AR3 02/28/2006            $417,000.00
 1007014531          4531         XXXXXX4531             660                 INDX 2006-AR3 02/28/2006            $416,750.00
 1007014564          4564         XXXXXX4564             660                 INDX 2006-AR3 02/28/2006            $181,950.00
 1007014580          4580         XXXXXX4580             660                 INDX 2006-AR3 02/28/2006            $195,900.00
 1007014598          4598         XXXXXX4598             660                 INDX 2006-AR3 02/28/2006            $483,117.01
 1007014606          4606         XXXXXX4606             660                 INDX 2006-AR3 02/28/2006               $0.00
 1007014614          4614         XXXXXX4614             660                 INDX 2006-AR3 02/28/2006             $76,936.47
 1007014648          4648         XXXXXX4648             660                 INDX 2006-AR3 02/28/2006            $643,878.41
 1007014705          4705         XXXXXX4705             660                 INDX 2006-AR3 02/28/2006            $217,700.00
 1007014747          4747         XXXXXX4747             660                 INDX 2006-AR3 02/28/2006            $260,400.00
 1007014770          4770         XXXXXX4770             660                 INDX 2006-AR3 02/28/2006            $378,024.32
 1007014903          4903         XXXXXX4903             660                 INDX 2006-AR3 02/28/2006            $207,672.09
 1007014952          4952         XXXXXX4952             660                 INDX 2006-AR3 02/28/2006            $232,499.94
 1007014978          4978         XXXXXX4978             660                 INDX 2006-AR3 02/28/2006            $223,981.56
 1007015033          5033         XXXXXX5033             660                 INDX 2006-AR3 02/28/2006            $306,824.74
 1007015041          5041         XXXXXX5041             660                 INDX 2006-AR3 02/28/2006            $256,849.97
 1007015058          5058         XXXXXX5058             660                 INDX 2006-AR3 02/28/2006            $359,649.99
 1007015066          5066         XXXXXX5066             660                 INDX 2006-AR3 02/28/2006            $225,000.00
 1007015074          5074         XXXXXX5074             660                 INDX 2006-AR3 02/28/2006            $391,750.00
 1007016478          6478         XXXXXX6478             660                 INDX 2006-AR3 02/28/2006            $139,999.97
 1007016551          6551         XXXXXX6551             660                 INDX 2006-AR3 02/28/2006            $304,000.00
 1007016569          6569         XXXXXX6569             660                 INDX 2006-AR3 02/28/2006            $321,450.00
 1007016577          6577         XXXXXX6577             660                 INDX 2006-AR3 02/28/2006            $210,362.52
 1007016585          6585         XXXXXX6585             660                 INDX 2006-AR3 02/28/2006            $227,900.00
 1007016601          6601         XXXXXX6601             660                 INDX 2006-AR3 02/28/2006            $208,150.00
 1007016619          6619         XXXXXX6619             660                 INDX 2006-AR3 02/28/2006            $316,550.00
 1007016908          6908         XXXXXX6908             660                 INDX 2006-AR3 02/28/2006            $264,000.00
 1007017369          7369         XXXXXX7369             660                 INDX 2006-AR3 02/28/2006            $365,000.00
 1007017377          7377         XXXXXX7377             660                 INDX 2006-AR3 02/28/2006            $295,588.90
 1007017880          7880         XXXXXX7880             660                 INDX 2006-AR3 02/28/2006            $125,783.49
 1007018094          8094         XXXXXX8094             660                 INDX 2006-AR3 02/28/2006            $156,536.31
 1007018912          8912         XXXXXX8912             660                 INDX 2006-AR3 02/28/2006            $262,000.00
 1007020827          0827         XXXXXX0827             660                 INDX 2006-AR3 02/28/2006            $237,723.20
 1007021114          1114         XXXXXX1114             660                 INDX 2006-AR3 02/28/2006            $500,000.00
 1007021379          1379         XXXXXX1379             660                 INDX 2006-AR3 02/28/2006            $124,599.95
 1007023235          3235         XXXXXX3235             660                 INDX 2006-AR3 02/28/2006            $592,955.65
 1007023342          3342         XXXXXX3342             660                 INDX 2006-AR3 02/28/2006            $343,764.16
 1007026063          6063         XXXXXX6063             660                 INDX 2006-AR3 02/28/2006            $179,996.78
 1007026212          6212         XXXXXX6212             660                 INDX 2006-AR3 02/28/2006            $114,398.83
 1007026451          6451         XXXXXX6451             660                 INDX 2006-AR3 02/28/2006            $305,000.00
 1007027822          7822         XXXXXX7822             660                 INDX 2006-AR3 02/28/2006            $127,914.40
 1007028655          8655         XXXXXX8655             660                 INDX 2006-AR3 02/28/2006            $123,750.36
 1007029414          9414         XXXXXX9414             660                 INDX 2006-AR3 02/28/2006            $263,486.76
 1007030297          0297         XXXXXX0297             660                 INDX 2006-AR3 02/28/2006            $424,000.00
 1007030594          0594         XXXXXX0594             660                 INDX 2006-AR3 02/28/2006            $402,034.00
 1007030628          0628         XXXXXX0628             660                 INDX 2006-AR3 02/28/2006            $286,619.49
 1007030792          0792         XXXXXX0792             660                 INDX 2006-AR3 02/28/2006            $135,833.00
 1007031568          1568         XXXXXX1568             660                 INDX 2006-AR3 02/28/2006            $176,639.51
 1007032905          2905         XXXXXX2905             660                 INDX 2006-AR3 02/28/2006            $303,000.00
 1007035114          5114         XXXXXX5114             660                 INDX 2006-AR3 02/28/2006            $431,412.00
 1007035494          5494         XXXXXX5494             660                 INDX 2006-AR3 02/28/2006            $459,370.51
 1007035775          5775         XXXXXX5775             660                 INDX 2006-AR3 02/28/2006            $148,457.28
 1007035791          5791         XXXXXX5791             660                 INDX 2006-AR3 02/28/2006            $270,000.00
 1007037169          7169         XXXXXX7169             660                 INDX 2006-AR3 02/28/2006            $551,384.20
 1007037847          7847         XXXXXX7847             660                 INDX 2006-AR3 02/28/2006            $146,897.72
 1007038894          8894         XXXXXX8894             660                 INDX 2006-AR3 02/28/2006            $177,468.21
 1007039538          9538         XXXXXX9538             660                 INDX 2006-AR3 02/28/2006            $224,000.00
 1007040031          0031         XXXXXX0031             660                 INDX 2006-AR3 02/28/2006               $0.00
 1007041799          1799         XXXXXX1799             660                 INDX 2006-AR3 02/28/2006            $160,000.00
 1007043324          3324         XXXXXX3324             660                 INDX 2006-AR3 02/28/2006            $574,404.98
 1007044421          4421         XXXXXX4421             660                 INDX 2006-AR3 02/28/2006            $314,500.00
 1007045477          5477         XXXXXX5477             660                 INDX 2006-AR3 02/28/2006            $182,240.00
 1007045485          5485         XXXXXX5485             660                 INDX 2006-AR3 02/28/2006               $0.00
 1007045584          5584         XXXXXX5584             660                 INDX 2006-AR3 02/28/2006            $500,000.00
 1007047721          7721         XXXXXX7721             660                 INDX 2006-AR3 02/28/2006             $67,999.68
 1007047937          7937         XXXXXX7937             660                 INDX 2006-AR3 02/28/2006            $401,580.00
 1007048083          8083         XXXXXX8083             660                 INDX 2006-AR3 02/28/2006            $221,025.65
 1007048315          8315         XXXXXX8315             660                 INDX 2006-AR3 02/28/2006            $569,262.96
 1007049321          9321         XXXXXX9321             660                 INDX 2006-AR3 02/28/2006            $258,750.00
 1007051905          1905         XXXXXX1905             660                 INDX 2006-AR3 02/28/2006            $786,500.00
 1007052366          2366         XXXXXX2366             660                 INDX 2006-AR3 02/28/2006            $113,200.00
 1007055203          5203         XXXXXX5203             660                 INDX 2006-AR3 02/28/2006            $173,250.00
 1007055575          5575         XXXXXX5575             660                 INDX 2006-AR3 02/28/2006            $167,990.00
 1007056953          6953         XXXXXX6953             660                 INDX 2006-AR3 02/28/2006            $130,007.40
 1007057282          7282         XXXXXX7282             660                 INDX 2006-AR3 02/28/2006            $464,447.93
 1007061771          1771         XXXXXX1771             660                 INDX 2006-AR3 02/28/2006            $159,092.05
 1007063017          3017         XXXXXX3017             660                 INDX 2006-AR3 02/28/2006           $1,425,000.00
 1007063439          3439         XXXXXX3439             660                 INDX 2006-AR3 02/28/2006             $96,736.66
 1007064221          4221         XXXXXX4221             660                 INDX 2006-AR3 02/28/2006            $160,000.00
 1007064833          4833         XXXXXX4833             660                 INDX 2006-AR3 02/28/2006               $0.00
 1007064924          4924         XXXXXX4924             660                 INDX 2006-AR3 02/28/2006            $308,000.00
 1007065053          5053         XXXXXX5053             660                 INDX 2006-AR3 02/28/2006            $335,200.00
 1007065145          5145         XXXXXX5145             660                 INDX 2006-AR3 02/28/2006            $208,000.00
 1007065186          5186         XXXXXX5186             660                 INDX 2006-AR3 02/28/2006            $280,000.00
 1007065715          5715         XXXXXX5715             660                 INDX 2006-AR3 02/28/2006            $105,905.70
 1007065921          5921         XXXXXX5921             660                 INDX 2006-AR3 02/28/2006            $114,400.00
 1007066002          6002         XXXXXX6002             660                 INDX 2006-AR3 02/28/2006            $175,700.00
 1007066598          6598         XXXXXX6598             660                 INDX 2006-AR3 02/28/2006            $635,000.00
 1007067158          7158         XXXXXX7158             660                 INDX 2006-AR3 02/28/2006            $276,629.00
 1007067307          7307         XXXXXX7307             660                 INDX 2006-AR3 02/28/2006            $567,418.00
 1007067901          7901         XXXXXX7901             660                 INDX 2006-AR3 02/28/2006            $228,200.00
 1007068107          8107         XXXXXX8107             660                 INDX 2006-AR3 02/28/2006             $66,400.00
 1007068115          8115         XXXXXX8115             660                 INDX 2006-AR3 02/28/2006            $258,750.00
 1007068255          8255         XXXXXX8255             660                 INDX 2006-AR3 02/28/2006            $588,574.94
 1007069840          9840         XXXXXX9840             660                 INDX 2006-AR3 02/28/2006            $256,000.00
 1007069907          9907         XXXXXX9907             660                 INDX 2006-AR3 02/28/2006            $546,484.66
 1007072109          2109         XXXXXX2109             660                 INDX 2006-AR3 02/28/2006            $440,000.00
 1007072463          2463         XXXXXX2463             660                 INDX 2006-AR3 02/28/2006               $0.00
 1007073453          3453         XXXXXX3453             660                 INDX 2006-AR3 02/28/2006            $195,000.00
 1007075441          5441         XXXXXX5441             660                 INDX 2006-AR3 02/28/2006            $183,371.46
 1007076423          6423         XXXXXX6423             660                 INDX 2006-AR3 02/28/2006            $460,000.00
 1007078460          8460         XXXXXX8460             660                 INDX 2006-AR3 02/28/2006            $288,000.00
 1007078866          8866         XXXXXX8866             660                 INDX 2006-AR3 02/28/2006            $128,085.53
 1007079211          9211         XXXXXX9211             660                 INDX 2006-AR3 02/28/2006            $421,463.25
 1007080060          0060         XXXXXX0060             660                 INDX 2006-AR3 02/28/2006            $332,000.00
 1007080623          0623         XXXXXX0623             660                 INDX 2006-AR3 02/28/2006            $109,401.43
 1007080789          0789         XXXXXX0789             660                 INDX 2006-AR3 02/28/2006            $146,400.00
 1007083965          3965         XXXXXX3965             660                 INDX 2006-AR3 02/28/2006            $232,000.00
 1007084286          4286         XXXXXX4286             660                 INDX 2006-AR3 02/28/2006               $0.00
 1007085234          5234         XXXXXX5234             660                 INDX 2006-AR3 02/28/2006            $195,745.15
 1007085242          5242         XXXXXX5242             660                 INDX 2006-AR3 02/28/2006            $152,489.89
 1007086083          6083         XXXXXX6083             660                 INDX 2006-AR3 02/28/2006            $224,950.00
 1007086711          6711         XXXXXX6711             660                 INDX 2006-AR3 02/28/2006            $210,000.00
 1007090978          0978         XXXXXX0978             660                 INDX 2006-AR3 02/28/2006            $279,920.00
 1007093857          3857         XXXXXX3857             660                 INDX 2006-AR3 02/28/2006            $266,250.00
 1007097445          7445         XXXXXX7445             660                 INDX 2006-AR3 02/28/2006            $192,800.00
 1007098278          8278         XXXXXX8278             660                 INDX 2006-AR3 02/28/2006            $368,198.98
 1007099490          9490         XXXXXX9490             660                 INDX 2006-AR3 02/28/2006            $300,999.48
 1007100181          0181         XXXXXX0181             660                 INDX 2006-AR3 02/28/2006            $637,000.00
 1007101254          1254         XXXXXX1254             660                 INDX 2006-AR3 02/28/2006            $148,910.34
 1007102716          2716         XXXXXX2716             660                 INDX 2006-AR3 02/28/2006            $246,297.77
 1007106980          6980         XXXXXX6980             660                 INDX 2006-AR3 02/28/2006            $186,000.00
 1007108473          8473         XXXXXX8473             660                 INDX 2006-AR3 02/28/2006            $170,800.00
 1007111337          1337         XXXXXX1337             660                 INDX 2006-AR3 02/28/2006            $251,392.26
 1007112319          2319         XXXXXX2319             660                 INDX 2006-AR3 02/28/2006            $104,332.35
 1007112889          2889         XXXXXX2889             660                 INDX 2006-AR3 02/28/2006             $69,508.68
 1007114661          4661         XXXXXX4661             660                 INDX 2006-AR3 02/28/2006            $353,772.00
 1007120395          0395         XXXXXX0395             660                 INDX 2006-AR3 02/28/2006               $0.00
 1007121245          1245         XXXXXX1245             660                 INDX 2006-AR3 02/28/2006               $0.00
 1007121260          1260         XXXXXX1260             660                 INDX 2006-AR3 02/28/2006               $0.00
 1007122136          2136         XXXXXX2136             660                 INDX 2006-AR3 02/28/2006            $260,000.00
 1007131442          1442         XXXXXX1442             660                 INDX 2006-AR3 02/28/2006            $415,944.22
 1007135021          5021         XXXXXX5021             660                 INDX 2006-AR3 02/28/2006            $428,967.73
 1007142324          2324         XXXXXX2324             660                 INDX 2006-AR3 02/28/2006            $135,306.98
 1007144312          4312         XXXXXX4312             660                 INDX 2006-AR3 02/28/2006            $442,400.00
 3001212780          2780         XXXXXX2780             660                 INDX 2006-AR3 02/28/2006            $155,862.76
 3001213937          3937         XXXXXX3937             660                 INDX 2006-AR3 02/28/2006            $439,158.51
 3001294820          4820         XXXXXX4820             660                 INDX 2006-AR3 02/28/2006               $0.00
 3001404155          4155         XXXXXX4155             660                 INDX 2006-AR3 02/28/2006            $238,500.00
 3001414634          4634         XXXXXX4634             660                 INDX 2006-AR3 02/28/2006            $448,176.12
 3001414642          4642         XXXXXX4642             660                 INDX 2006-AR3 02/28/2006            $515,228.16
 3001424393          4393         XXXXXX4393             660                 INDX 2006-AR3 02/28/2006            $327,990.00
 3001437882          7882         XXXXXX7882             660                 INDX 2006-AR3 02/28/2006            $181,604.14
 3001455298          5298         XXXXXX5298             660                 INDX 2006-AR3 02/28/2006            $142,335.71
 3001517253          7253         XXXXXX7253             660                 INDX 2006-AR3 02/28/2006             $95,200.00
 3001517329          7329         XXXXXX7329             660                 INDX 2006-AR3 02/28/2006            $170,395.50
 3001517451          7451         XXXXXX7451             660                 INDX 2006-AR3 02/28/2006             $89,875.19
 3001517485          7485         XXXXXX7485             660                 INDX 2006-AR3 02/28/2006            $136,000.00
 3001517527          7527         XXXXXX7527             660                 INDX 2006-AR3 02/28/2006            $252,000.00
 3001517626          7626         XXXXXX7626             660                 INDX 2006-AR3 02/28/2006            $315,438.35
 3001517758          7758         XXXXXX7758             660                 INDX 2006-AR3 02/28/2006            $496,000.00
 3001517790          7790         XXXXXX7790             660                 INDX 2006-AR3 02/28/2006            $133,647.53
 3001517832          7832         XXXXXX7832             660                 INDX 2006-AR3 02/28/2006            $191,650.00
 3001517873          7873         XXXXXX7873             660                 INDX 2006-AR3 02/28/2006             $71,422.88
 3001517923          7923         XXXXXX7923             660                 INDX 2006-AR3 02/28/2006            $301,147.23
 3001518236          8236         XXXXXX8236             660                 INDX 2006-AR3 02/28/2006               $0.00
 3001526973          6973         XXXXXX6973             660                 INDX 2006-AR3 02/28/2006            $218,400.00
 3001529084          9084         XXXXXX9084             660                 INDX 2006-AR3 02/28/2006            $106,400.00
 3001529407          9407         XXXXXX9407             660                 INDX 2006-AR3 02/28/2006            $180,000.00
 3001529845          9845         XXXXXX9845             660                 INDX 2006-AR3 02/28/2006            $204,000.00
 3001530041          0041         XXXXXX0041             660                 INDX 2006-AR3 02/28/2006            $360,000.00
 3001530884          0884         XXXXXX0884             660                 INDX 2006-AR3 02/28/2006            $118,275.62
 3001543416          3416         XXXXXX3416             660                 INDX 2006-AR3 02/28/2006            $494,500.00
 3001543432          3432         XXXXXX3432             660                 INDX 2006-AR3 02/28/2006            $126,336.87
 3001543440          3440         XXXXXX3440             660                 INDX 2006-AR3 02/28/2006            $354,707.31
 3001543481          3481         XXXXXX3481             660                 INDX 2006-AR3 02/28/2006             $88,850.00
 3001543499          3499         XXXXXX3499             660                 INDX 2006-AR3 02/28/2006            $176,000.00
 3001543630          3630         XXXXXX3630             660                 INDX 2006-AR3 02/28/2006               $0.00
 3001543648          3648         XXXXXX3648             660                 INDX 2006-AR3 02/28/2006            $183,920.00
 3001543671          3671         XXXXXX3671             660                 INDX 2006-AR3 02/28/2006            $292,000.00
 3001543689          3689         XXXXXX3689             660                 INDX 2006-AR3 02/28/2006            $130,372.84
 3001543697          3697         XXXXXX3697             660                 INDX 2006-AR3 02/28/2006             $67,441.11
 3001543705          3705         XXXXXX3705             660                 INDX 2006-AR3 02/28/2006             $47,624.81
 3001543713          3713         XXXXXX3713             660                 INDX 2006-AR3 02/28/2006             $71,437.34
 3001543747          3747         XXXXXX3747             660                 INDX 2006-AR3 02/28/2006             $67,441.12
 3001543754          3754         XXXXXX3754             660                 INDX 2006-AR3 02/28/2006            $642,054.00
 3001543770          3770         XXXXXX3770             660                 INDX 2006-AR3 02/28/2006            $263,903.75
 3001543804          3804         XXXXXX3804             660                 INDX 2006-AR3 02/28/2006             $67,278.67
 3001543838          3838         XXXXXX3838             660                 INDX 2006-AR3 02/28/2006            $179,520.00
 3001543853          3853         XXXXXX3853             660                 INDX 2006-AR3 02/28/2006            $340,000.00
 3001543887          3887         XXXXXX3887             660                 INDX 2006-AR3 02/28/2006            $243,283.06
 3001543903          3903         XXXXXX3903             660                 INDX 2006-AR3 02/28/2006             $45,600.00
 3001543945          3945         XXXXXX3945             660                 INDX 2006-AR3 02/28/2006            $230,275.72
 3001544067          4067         XXXXXX4067             660                 INDX 2006-AR3 02/28/2006            $100,839.71
 3001544083          4083         XXXXXX4083             660                 INDX 2006-AR3 02/28/2006            $650,000.00
 3001544125          4125         XXXXXX4125             660                 INDX 2006-AR3 02/28/2006            $167,050.00
 3001544133          4133         XXXXXX4133             660                 INDX 2006-AR3 02/28/2006            $201,880.00
 3001544190          4190         XXXXXX4190             660                 INDX 2006-AR3 02/28/2006            $129,029.45
 3001544208          4208         XXXXXX4208             660                 INDX 2006-AR3 02/28/2006            $160,800.00
 3001544224          4224         XXXXXX4224             660                 INDX 2006-AR3 02/28/2006            $270,000.00
 3001544349          4349         XXXXXX4349             660                 INDX 2006-AR3 02/28/2006             $97,574.10
 3001544364          4364         XXXXXX4364             660                 INDX 2006-AR3 02/28/2006            $396,800.00
 3001544372          4372         XXXXXX4372             660                 INDX 2006-AR3 02/28/2006            $128,700.00
 3001544398          4398         XXXXXX4398             660                 INDX 2006-AR3 02/28/2006            $319,999.90
 3001544414          4414         XXXXXX4414             660                 INDX 2006-AR3 02/28/2006            $274,585.93
 3001544554          4554         XXXXXX4554             660                 INDX 2006-AR3 02/28/2006            $282,172.20
 3001544604          4604         XXXXXX4604             660                 INDX 2006-AR3 02/28/2006            $137,042.00
 3001545163          5163         XXXXXX5163             660                 INDX 2006-AR3 02/28/2006            $761,699.99
 3001545171          5171         XXXXXX5171             660                 INDX 2006-AR3 02/28/2006            $279,455.23
 3001545197          5197         XXXXXX5197             660                 INDX 2006-AR3 02/28/2006            $385,000.00
 3001545213          5213         XXXXXX5213             660                 INDX 2006-AR3 02/28/2006            $298,000.00
 3001545262          5262         XXXXXX5262             660                 INDX 2006-AR3 02/28/2006            $142,000.00
 3001545296          5296         XXXXXX5296             660                 INDX 2006-AR3 02/28/2006            $388,062.74
 3001558976          8976         XXXXXX8976             660                 INDX 2006-AR3 02/28/2006            $287,843.62
 3001558992          8992         XXXXXX8992             660                 INDX 2006-AR3 02/28/2006            $202,500.12
 3001559008          9008         XXXXXX9008             660                 INDX 2006-AR3 02/28/2006            $324,970.00
 3001559040          9040         XXXXXX9040             660                 INDX 2006-AR3 02/28/2006            $123,136.00
 3001559057          9057         XXXXXX9057             660                 INDX 2006-AR3 02/28/2006            $467,071.21
 3001559065          9065         XXXXXX9065             660                 INDX 2006-AR3 02/28/2006             $92,800.00
 3001559073          9073         XXXXXX9073             660                 INDX 2006-AR3 02/28/2006            $495,662.47
 3001559081          9081         XXXXXX9081             660                 INDX 2006-AR3 02/28/2006            $113,989.52
 3001559107          9107         XXXXXX9107             660                 INDX 2006-AR3 02/28/2006            $107,874.82
 3001559123          9123         XXXXXX9123             660                 INDX 2006-AR3 02/28/2006               $0.00
 3001559131          9131         XXXXXX9131             660                 INDX 2006-AR3 02/28/2006            $121,491.49
 3001559156          9156         XXXXXX9156             660                 INDX 2006-AR3 02/28/2006            $154,718.23
 3001559164          9164         XXXXXX9164             660                 INDX 2006-AR3 02/28/2006            $163,200.00
 3001559172          9172         XXXXXX9172             660                 INDX 2006-AR3 02/28/2006            $244,000.00
 3001559180          9180         XXXXXX9180             660                 INDX 2006-AR3 02/28/2006            $146,281.13
 3001559198          9198         XXXXXX9198             660                 INDX 2006-AR3 02/28/2006            $125,478.16
 3001559255          9255         XXXXXX9255             660                 INDX 2006-AR3 02/28/2006             $63,200.00
 3001559263          9263         XXXXXX9263             660                 INDX 2006-AR3 02/28/2006            $112,800.00
 3001559271          9271         XXXXXX9271             660                 INDX 2006-AR3 02/28/2006            $105,600.00
 3001559305          9305         XXXXXX9305             660                 INDX 2006-AR3 02/28/2006            $108,000.00
 3001559347          9347         XXXXXX9347             660                 INDX 2006-AR3 02/28/2006               $0.00
 3001559362          9362         XXXXXX9362             660                 INDX 2006-AR3 02/28/2006            $160,370.47
 3001559370          9370         XXXXXX9370             660                 INDX 2006-AR3 02/28/2006            $163,780.00
 3001559396          9396         XXXXXX9396             660                 INDX 2006-AR3 02/28/2006            $118,159.71
 3001559404          9404         XXXXXX9404             660                 INDX 2006-AR3 02/28/2006            $146,500.00
 3001559412          9412         XXXXXX9412             660                 INDX 2006-AR3 02/28/2006            $120,704.46
 3001559420          9420         XXXXXX9420             660                 INDX 2006-AR3 02/28/2006            $231,850.00
 3001559479          9479         XXXXXX9479             660                 INDX 2006-AR3 02/28/2006            $356,000.00
 3001559495          9495         XXXXXX9495             660                 INDX 2006-AR3 02/28/2006            $497,670.69
 3001559503          9503         XXXXXX9503             660                 INDX 2006-AR3 02/28/2006            $484,000.00
 3001559586          9586         XXXXXX9586             660                 INDX 2006-AR3 02/28/2006            $163,742.34
 3001559628          9628         XXXXXX9628             660                 INDX 2006-AR3 02/28/2006            $168,000.00
 3001559651          9651         XXXXXX9651             660                 INDX 2006-AR3 02/28/2006            $278,400.00
 3001559677          9677         XXXXXX9677             660                 INDX 2006-AR3 02/28/2006            $202,400.00
 3001559685          9685         XXXXXX9685             660                 INDX 2006-AR3 02/28/2006            $398,200.00
 3001559701          9701         XXXXXX9701             660                 INDX 2006-AR3 02/28/2006            $359,650.00
 3001559719          9719         XXXXXX9719             660                 INDX 2006-AR3 02/28/2006            $372,000.00
 3001559743          9743         XXXXXX9743             660                 INDX 2006-AR3 02/28/2006            $187,040.00
 3001559768          9768         XXXXXX9768             660                 INDX 2006-AR3 02/28/2006            $142,550.00
 3001559784          9784         XXXXXX9784             660                 INDX 2006-AR3 02/28/2006            $116,800.00
 3001559800          9800         XXXXXX9800             660                 INDX 2006-AR3 02/28/2006             $80,000.00
 3001559818          9818         XXXXXX9818             660                 INDX 2006-AR3 02/28/2006            $250,799.00
 3001559826          9826         XXXXXX9826             660                 INDX 2006-AR3 02/28/2006            $236,000.00
 3001559842          9842         XXXXXX9842             660                 INDX 2006-AR3 02/28/2006            $141,200.00
 3001559883          9883         XXXXXX9883             660                 INDX 2006-AR3 02/28/2006            $218,150.00
 3001559891          9891         XXXXXX9891             660                 INDX 2006-AR3 02/28/2006            $244,739.79
 3001559909          9909         XXXXXX9909             660                 INDX 2006-AR3 02/28/2006            $115,200.00
 3001559917          9917         XXXXXX9917             660                 INDX 2006-AR3 02/28/2006            $119,120.00
 3001559958          9958         XXXXXX9958             660                 INDX 2006-AR3 02/28/2006            $123,809.48
 3001559982          9982         XXXXXX9982             660                 INDX 2006-AR3 02/28/2006            $224,757.87
 3001559990          9990         XXXXXX9990             660                 INDX 2006-AR3 02/28/2006            $151,200.00
 3001560055          0055         XXXXXX0055             660                 INDX 2006-AR3 02/28/2006             $85,000.00
 3001560071          0071         XXXXXX0071             660                 INDX 2006-AR3 02/28/2006            $300,900.00
 3001560089          0089         XXXXXX0089             660                 INDX 2006-AR3 02/28/2006            $302,250.00
 3001560097          0097         XXXXXX0097             660                 INDX 2006-AR3 02/28/2006            $295,750.00
 3001560121          0121         XXXXXX0121             660                 INDX 2006-AR3 02/28/2006             $91,870.74
 3001560154          0154         XXXXXX0154             660                 INDX 2006-AR3 02/28/2006            $175,996.55
 3001560196          0196         XXXXXX0196             660                 INDX 2006-AR3 02/28/2006            $154,795.57
 3001560220          0220         XXXXXX0220             660                 INDX 2006-AR3 02/28/2006            $239,200.00
 3001560246          0246         XXXXXX0246             660                 INDX 2006-AR3 02/28/2006            $198,064.31
 3001560253          0253         XXXXXX0253             660                 INDX 2006-AR3 02/28/2006            $326,800.00
 3001560261          0261         XXXXXX0261             660                 INDX 2006-AR3 02/28/2006            $115,547.16
 3001560279          0279         XXXXXX0279             660                 INDX 2006-AR3 02/28/2006            $129,730.00
 3001560303          0303         XXXXXX0303             660                 INDX 2006-AR3 02/28/2006            $204,000.00
 3001560311          0311         XXXXXX0311             660                 INDX 2006-AR3 02/28/2006            $190,570.17
 3001560337          0337         XXXXXX0337             660                 INDX 2006-AR3 02/28/2006            $147,740.00
 3001560345          0345         XXXXXX0345             660                 INDX 2006-AR3 02/28/2006            $329,200.00
 3001560352          0352         XXXXXX0352             660                 INDX 2006-AR3 02/28/2006            $235,471.90
 3001560360          0360         XXXXXX0360             660                 INDX 2006-AR3 02/28/2006            $125,600.00
 3001560378          0378         XXXXXX0378             660                 INDX 2006-AR3 02/28/2006            $276,800.00
 3001560394          0394         XXXXXX0394             660                 INDX 2006-AR3 02/28/2006            $309,185.00
 3001560402          0402         XXXXXX0402             660                 INDX 2006-AR3 02/28/2006            $271,999.56
 3001560428          0428         XXXXXX0428             660                 INDX 2006-AR3 02/28/2006            $299,999.05
 3001560436          0436         XXXXXX0436             660                 INDX 2006-AR3 02/28/2006            $110,931.65
 3001560444          0444         XXXXXX0444             660                 INDX 2006-AR3 02/28/2006            $121,960.05
 3001560451          0451         XXXXXX0451             660                 INDX 2006-AR3 02/28/2006            $170,400.00
 3001560469          0469         XXXXXX0469             660                 INDX 2006-AR3 02/28/2006            $220,000.00
 3001560485          0485         XXXXXX0485             660                 INDX 2006-AR3 02/28/2006            $487,500.00
 3001560493          0493         XXXXXX0493             660                 INDX 2006-AR3 02/28/2006            $169,532.00
 3001560501          0501         XXXXXX0501             660                 INDX 2006-AR3 02/28/2006             $90,600.79
 3001565351          5351         XXXXXX5351             660                 INDX 2006-AR3 02/28/2006            $267,540.59
 3001565369          5369         XXXXXX5369             660                 INDX 2006-AR3 02/28/2006            $264,000.00
 3001565377          5377         XXXXXX5377             660                 INDX 2006-AR3 02/28/2006            $199,999.29
 3001565385          5385         XXXXXX5385             660                 INDX 2006-AR3 02/28/2006            $138,985.46
 3001565393          5393         XXXXXX5393             660                 INDX 2006-AR3 02/28/2006            $355,178.82
 3001565419          5419         XXXXXX5419             660                 INDX 2006-AR3 02/28/2006            $110,400.00
 3001565427          5427         XXXXXX5427             660                 INDX 2006-AR3 02/28/2006               $0.00
 3001565435          5435         XXXXXX5435             660                 INDX 2006-AR3 02/28/2006            $296,000.00
 3001565450          5450         XXXXXX5450             660                 INDX 2006-AR3 02/28/2006            $155,997.11
 3001565468          5468         XXXXXX5468             660                 INDX 2006-AR3 02/28/2006            $193,469.33
 3001565476          5476         XXXXXX5476             660                 INDX 2006-AR3 02/28/2006            $215,856.43
 3001565484          5484         XXXXXX5484             660                 INDX 2006-AR3 02/28/2006            $164,800.00
 3001565492          5492         XXXXXX5492             660                 INDX 2006-AR3 02/28/2006            $109,725.00
 3001565500          5500         XXXXXX5500             660                 INDX 2006-AR3 02/28/2006            $180,000.00
 3001565526          5526         XXXXXX5526             660                 INDX 2006-AR3 02/28/2006               $0.00
 3001565534          5534         XXXXXX5534             660                 INDX 2006-AR3 02/28/2006            $299,172.98
 3001565609          5609         XXXXXX5609             660                 INDX 2006-AR3 02/28/2006               $0.00
 3001565633          5633         XXXXXX5633             660                 INDX 2006-AR3 02/28/2006            $273,000.00
 3001565641          5641         XXXXXX5641             660                 INDX 2006-AR3 02/28/2006            $133,594.94
 3001565682          5682         XXXXXX5682             660                 INDX 2006-AR3 02/28/2006            $171,367.00
 3001565690          5690         XXXXXX5690             660                 INDX 2006-AR3 02/28/2006            $213,584.89
 3001565708          5708         XXXXXX5708             660                 INDX 2006-AR3 02/28/2006            $249,000.00
 3001565732          5732         XXXXXX5732             660                 INDX 2006-AR3 02/28/2006             $84,800.00
 3001565740          5740         XXXXXX5740             660                 INDX 2006-AR3 02/28/2006            $224,871.61
 3001565781          5781         XXXXXX5781             660                 INDX 2006-AR3 02/28/2006               $0.00
 3001565799          5799         XXXXXX5799             660                 INDX 2006-AR3 02/28/2006            $203,610.23
 3001565807          5807         XXXXXX5807             660                 INDX 2006-AR3 02/28/2006            $187,498.67
 3001568330          8330         XXXXXX8330             660                 INDX 2006-AR3 02/28/2006            $183,958.99
 3001568405          8405         XXXXXX8405             660                 INDX 2006-AR3 02/28/2006            $137,600.00
 3001568504          8504         XXXXXX8504             660                 INDX 2006-AR3 02/28/2006            $208,000.00
 3001568645          8645         XXXXXX8645             660                 INDX 2006-AR3 02/28/2006            $649,999.90
 3001568652          8652         XXXXXX8652             660                 INDX 2006-AR3 02/28/2006            $260,250.00
 3001568777          8777         XXXXXX8777             660                 INDX 2006-AR3 02/28/2006               $0.00
 3001568819          8819         XXXXXX8819             660                 INDX 2006-AR3 02/28/2006            $133,421.70
 3001568983          8983         XXXXXX8983             660                 INDX 2006-AR3 02/28/2006            $399,759.86
 3001568991          8991         XXXXXX8991             660                 INDX 2006-AR3 02/28/2006            $207,200.00
 3001569007          9007         XXXXXX9007             660                 INDX 2006-AR3 02/28/2006            $132,000.00
 3001569015          9015         XXXXXX9015             660                 INDX 2006-AR3 02/28/2006            $221,950.00
 3001569056          9056         XXXXXX9056             660                 INDX 2006-AR3 02/28/2006            $397,000.00
 3001577398          7398         XXXXXX7398             660                 INDX 2006-AR3 02/28/2006               $0.00
 3001577968          7968         XXXXXX7968             660                 INDX 2006-AR3 02/28/2006            $335,687.27
 3001578222          8222         XXXXXX8222             660                 INDX 2006-AR3 02/28/2006            $286,000.00
 3001578255          8255         XXXXXX8255             660                 INDX 2006-AR3 02/28/2006            $339,998.58
 3001578297          8297         XXXXXX8297             660                 INDX 2006-AR3 02/28/2006            $192,500.00
 3001578305          8305         XXXXXX8305             660                 INDX 2006-AR3 02/28/2006            $235,057.94
 3001584022          4022         XXXXXX4022             660                 INDX 2006-AR3 02/28/2006               $0.00
 3001584030          4030         XXXXXX4030             660                 INDX 2006-AR3 02/28/2006               $0.00
 3001584048          4048         XXXXXX4048             660                 INDX 2006-AR3 02/28/2006            $352,125.20
 3001584089          4089         XXXXXX4089             660                 INDX 2006-AR3 02/28/2006            $206,331.38
 3001584105          4105         XXXXXX4105             660                 INDX 2006-AR3 02/28/2006            $180,362.92
 3001584170          4170         XXXXXX4170             660                 INDX 2006-AR3 02/28/2006            $282,451.66
 3001584188          4188         XXXXXX4188             660                 INDX 2006-AR3 02/28/2006               $0.00
 3001584196          4196         XXXXXX4196             660                 INDX 2006-AR3 02/28/2006            $308,000.00
 3001584204          4204         XXXXXX4204             660                 INDX 2006-AR3 02/28/2006            $368,000.00
 3001584220          4220         XXXXXX4220             660                 INDX 2006-AR3 02/28/2006            $244,998.32
 3001584253          4253         XXXXXX4253             660                 INDX 2006-AR3 02/28/2006            $265,451.14
 3001584337          4337         XXXXXX4337             660                 INDX 2006-AR3 02/28/2006            $304,000.00
 3001584352          4352         XXXXXX4352             660                 INDX 2006-AR3 02/28/2006            $110,390.00
 3001586183          6183         XXXXXX6183             660                 INDX 2006-AR3 02/28/2006            $174,837.83
 3001586191          6191         XXXXXX6191             660                 INDX 2006-AR3 02/28/2006            $158,191.14
 3001586209          6209         XXXXXX6209             660                 INDX 2006-AR3 02/28/2006            $259,560.00
 3001586621          6621         XXXXXX6621             660                 INDX 2006-AR3 02/28/2006            $137,200.00
 3001586639          6639         XXXXXX6639             660                 INDX 2006-AR3 02/28/2006            $219,989.74
 3001586662          6662         XXXXXX6662             660                 INDX 2006-AR3 02/28/2006            $203,793.98
 3001586779          6779         XXXXXX6779             660                 INDX 2006-AR3 02/28/2006            $225,000.00
 3001588296          8296         XXXXXX8296             660                 INDX 2006-AR3 02/28/2006            $212,292.86
 3001588825          8825         XXXXXX8825             660                 INDX 2006-AR3 02/28/2006            $143,161.43
 3001588882          8882         XXXXXX8882             660                 INDX 2006-AR3 02/28/2006            $127,500.00
 3001589096          9096         XXXXXX9096             660                 INDX 2006-AR3 02/28/2006            $280,000.00
 3001589112          9112         XXXXXX9112             660                 INDX 2006-AR3 02/28/2006            $303,900.00
 3001605736          5736         XXXXXX5736             660                 INDX 2006-AR3 02/28/2006            $156,400.00
 3001605744          5744         XXXXXX5744             660                 INDX 2006-AR3 02/28/2006            $100,650.00
 3001605785          5785         XXXXXX5785             660                 INDX 2006-AR3 02/28/2006            $177,248.66
 3001605835          5835         XXXXXX5835             660                 INDX 2006-AR3 02/28/2006            $106,054.56
 3001605850          5850         XXXXXX5850             660                 INDX 2006-AR3 02/28/2006            $400,813.12
 3001605868          5868         XXXXXX5868             660                 INDX 2006-AR3 02/28/2006             $72,194.39
 3001605900          5900         XXXXXX5900             660                 INDX 2006-AR3 02/28/2006            $120,859.13
 3001605959          5959         XXXXXX5959             660                 INDX 2006-AR3 02/28/2006             $67,531.94
 3001605983          5983         XXXXXX5983             660                 INDX 2006-AR3 02/28/2006            $118,997.53
 3001606007          6007         XXXXXX6007             660                 INDX 2006-AR3 02/28/2006            $287,852.38
 3001606080          6080         XXXXXX6080             660                 INDX 2006-AR3 02/28/2006            $140,000.00
 3001606122          6122         XXXXXX6122             660                 INDX 2006-AR3 02/28/2006            $247,873.61
 3001606148          6148         XXXXXX6148             660                 INDX 2006-AR3 02/28/2006            $253,843.57
 3001606239          6239         XXXXXX6239             660                 INDX 2006-AR3 02/28/2006            $147,649.97
 3001606304          6304         XXXXXX6304             660                 INDX 2006-AR3 02/28/2006            $106,409.64
 3001606320          6320         XXXXXX6320             660                 INDX 2006-AR3 02/28/2006            $448,000.00
 3001606346          6346         XXXXXX6346             660                 INDX 2006-AR3 02/28/2006            $158,561.24
 3001606379          6379         XXXXXX6379             660                 INDX 2006-AR3 02/28/2006            $137,425.05
 3001606429          6429         XXXXXX6429             660                 INDX 2006-AR3 02/28/2006            $156,216.69
 3001606452          6452         XXXXXX6452             660                 INDX 2006-AR3 02/28/2006            $106,848.41
 3001606494          6494         XXXXXX6494             660                 INDX 2006-AR3 02/28/2006               $0.00
 3001606551          6551         XXXXXX6551             660                 INDX 2006-AR3 02/28/2006            $186,296.17
 3001606569          6569         XXXXXX6569             660                 INDX 2006-AR3 02/28/2006            $110,894.66
 3001606585          6585         XXXXXX6585             660                 INDX 2006-AR3 02/28/2006               $0.00
 3001616105          6105         XXXXXX6105             660                 INDX 2006-AR3 02/28/2006             $68,000.00
 3001621998          1998         XXXXXX1998             660                 INDX 2006-AR3 02/28/2006            $232,500.00
 3001622079          2079         XXXXXX2079             660                 INDX 2006-AR3 02/28/2006            $150,210.00
 3001622095          2095         XXXXXX2095             660                 INDX 2006-AR3 02/28/2006            $406,494.43
 3001622129          2129         XXXXXX2129             660                 INDX 2006-AR3 02/28/2006            $450,000.00
 3001622137          2137         XXXXXX2137             660                 INDX 2006-AR3 02/28/2006            $263,700.05
 3001622236          2236         XXXXXX2236             660                 INDX 2006-AR3 02/28/2006            $439,539.43
 3001622251          2251         XXXXXX2251             660                 INDX 2006-AR3 02/28/2006            $439,600.00
 3001622269          2269         XXXXXX2269             660                 INDX 2006-AR3 02/28/2006            $102,348.02
 3001622285          2285         XXXXXX2285             660                 INDX 2006-AR3 02/28/2006            $153,600.00
 3001622301          2301         XXXXXX2301             660                 INDX 2006-AR3 02/28/2006             $83,500.00
 3001622350          2350         XXXXXX2350             660                 INDX 2006-AR3 02/28/2006            $573,206.52
 3001622459          2459         XXXXXX2459             660                 INDX 2006-AR3 02/28/2006            $470,440.04
 3001622673          2673         XXXXXX2673             660                 INDX 2006-AR3 02/28/2006            $145,745.43
 3001622780          2780         XXXXXX2780             660                 INDX 2006-AR3 02/28/2006            $487,200.39
 3001622848          2848         XXXXXX2848             660                 INDX 2006-AR3 02/28/2006            $200,000.00
 3001622855          2855         XXXXXX2855             660                 INDX 2006-AR3 02/28/2006            $101,999.90
 3001622863          2863         XXXXXX2863             660                 INDX 2006-AR3 02/28/2006            $318,750.00
 3001624182          4182         XXXXXX4182             660                 INDX 2006-AR3 02/28/2006            $132,600.00
 3001624265          4265         XXXXXX4265             660                 INDX 2006-AR3 02/28/2006            $168,383.18
 3001624273          4273         XXXXXX4273             660                 INDX 2006-AR3 02/28/2006            $142,300.00
 3001624331          4331         XXXXXX4331             660                 INDX 2006-AR3 02/28/2006            $171,995.69
 3001624364          4364         XXXXXX4364             660                 INDX 2006-AR3 02/28/2006            $172,000.00
 3001624448          4448         XXXXXX4448             660                 INDX 2006-AR3 02/28/2006            $355,892.59
 3001624463          4463         XXXXXX4463             660                 INDX 2006-AR3 02/28/2006            $124,785.31
 3001624497          4497         XXXXXX4497             660                 INDX 2006-AR3 02/28/2006            $126,319.66
 3001624539          4539         XXXXXX4539             660                 INDX 2006-AR3 02/28/2006            $180,741.62
 3001624588          4588         XXXXXX4588             660                 INDX 2006-AR3 02/28/2006            $148,400.00
 3001624596          4596         XXXXXX4596             660                 INDX 2006-AR3 02/28/2006            $103,691.93
 3001624604          4604         XXXXXX4604             660                 INDX 2006-AR3 02/28/2006            $167,988.68
 3001624612          4612         XXXXXX4612             660                 INDX 2006-AR3 02/28/2006            $119,200.00
 3001624646          4646         XXXXXX4646             660                 INDX 2006-AR3 02/28/2006            $258,400.00
 3001624679          4679         XXXXXX4679             660                 INDX 2006-AR3 02/28/2006             $49,200.00
 3001624703          4703         XXXXXX4703             660                 INDX 2006-AR3 02/28/2006            $219,721.00
 3001624711          4711         XXXXXX4711             660                 INDX 2006-AR3 02/28/2006            $185,150.00
 3001624760          4760         XXXXXX4760             660                 INDX 2006-AR3 02/28/2006               $0.00
 3001624778          4778         XXXXXX4778             660                 INDX 2006-AR3 02/28/2006            $129,580.00
 3001630544          0544         XXXXXX0544             660                 INDX 2006-AR3 02/28/2006            $109,789.49
 3001630551          0551         XXXXXX0551             660                 INDX 2006-AR3 02/28/2006            $131,895.58
 3001630619          0619         XXXXXX0619             660                 INDX 2006-AR3 02/28/2006            $278,889.88
 3001630643          0643         XXXXXX0643             660                 INDX 2006-AR3 02/28/2006             $89,772.47
 3001630676          0676         XXXXXX0676             660                 INDX 2006-AR3 02/28/2006             $89,843.07
 3001630692          0692         XXXXXX0692             660                 INDX 2006-AR3 02/28/2006            $117,171.92
 3001630700          0700         XXXXXX0700             660                 INDX 2006-AR3 02/28/2006            $177,650.00
 3001630742          0742         XXXXXX0742             660                 INDX 2006-AR3 02/28/2006            $171,122.23
 3001630759          0759         XXXXXX0759             660                 INDX 2006-AR3 02/28/2006            $116,638.59
 3001630775          0775         XXXXXX0775             660                 INDX 2006-AR3 02/28/2006            $439,921.25
 3001630783          0783         XXXXXX0783             660                 INDX 2006-AR3 02/28/2006               $0.00
 3001630791          0791         XXXXXX0791             660                 INDX 2006-AR3 02/28/2006            $147,725.00
 3001630809          0809         XXXXXX0809             660                 INDX 2006-AR3 02/28/2006             $82,500.00
 3001630817          0817         XXXXXX0817             660                 INDX 2006-AR3 02/28/2006             $71,976.37
 3001630825          0825         XXXXXX0825             660                 INDX 2006-AR3 02/28/2006            $154,500.00
 3001630882          0882         XXXXXX0882             660                 INDX 2006-AR3 02/28/2006            $243,830.80
 3001630916          0916         XXXXXX0916             660                 INDX 2006-AR3 02/28/2006               $0.00
 3001630924          0924         XXXXXX0924             660                 INDX 2006-AR3 02/28/2006             $90,250.00
 3001630932          0932         XXXXXX0932             660                 INDX 2006-AR3 02/28/2006            $260,996.69
 3001630940          0940         XXXXXX0940             660                 INDX 2006-AR3 02/28/2006            $288,743.29
 3001630973          0973         XXXXXX0973             660                 INDX 2006-AR3 02/28/2006             $83,846.72
 3001630981          0981         XXXXXX0981             660                 INDX 2006-AR3 02/28/2006            $487,756.91
 3001631005          1005         XXXXXX1005             660                 INDX 2006-AR3 02/28/2006            $113,820.54
 3001631013          1013         XXXXXX1013             660                 INDX 2006-AR3 02/28/2006            $119,192.77
 3001631021          1021         XXXXXX1021             660                 INDX 2006-AR3 02/28/2006            $299,872.62
 3001631054          1054         XXXXXX1054             660                 INDX 2006-AR3 02/28/2006            $344,000.00
 3001631120          1120         XXXXXX1120             660                 INDX 2006-AR3 02/28/2006             $43,800.00
 3001631138          1138         XXXXXX1138             660                 INDX 2006-AR3 02/28/2006            $302,851.26
 3001631153          1153         XXXXXX1153             660                 INDX 2006-AR3 02/28/2006            $108,999.94
 3001636640          6640         XXXXXX6640             660                 INDX 2006-AR3 02/28/2006            $155,579.71
 3001636665          6665         XXXXXX6665             660                 INDX 2006-AR3 02/28/2006             $96,800.00
 3001636723          6723         XXXXXX6723             660                 INDX 2006-AR3 02/28/2006             $79,000.00
 3001636764          6764         XXXXXX6764             660                 INDX 2006-AR3 02/28/2006               $0.00
 3001636780          6780         XXXXXX6780             660                 INDX 2006-AR3 02/28/2006            $285,000.00
 3001638158          8158         XXXXXX8158             660                 INDX 2006-AR3 02/28/2006            $692,550.00
 3001638166          8166         XXXXXX8166             660                 INDX 2006-AR3 02/28/2006            $281,994.78
 3001638216          8216         XXXXXX8216             660                 INDX 2006-AR3 02/28/2006            $153,600.00
 3001638265          8265         XXXXXX8265             660                 INDX 2006-AR3 02/28/2006               $0.00
 3001638281          8281         XXXXXX8281             660                 INDX 2006-AR3 02/28/2006            $112,800.00
 3001638299          8299         XXXXXX8299             660                 INDX 2006-AR3 02/28/2006            $185,491.15
 3001638315          8315         XXXXXX8315             660                 INDX 2006-AR3 02/28/2006            $142,479.20
 3001638372          8372         XXXXXX8372             660                 INDX 2006-AR3 02/28/2006            $789,600.00
 3001638398          8398         XXXXXX8398             660                 INDX 2006-AR3 02/28/2006            $234,350.00
 3001638406          8406         XXXXXX8406             660                 INDX 2006-AR3 02/28/2006            $123,999.98
 3001638463          8463         XXXXXX8463             660                 INDX 2006-AR3 02/28/2006            $231,137.18
 3001638497          8497         XXXXXX8497             660                 INDX 2006-AR3 02/28/2006            $126,950.00
 3001638505          8505         XXXXXX8505             660                 INDX 2006-AR3 02/28/2006            $147,962.46
 3001638554          8554         XXXXXX8554             660                 INDX 2006-AR3 02/28/2006            $183,999.40
 3001638570          8570         XXXXXX8570             660                 INDX 2006-AR3 02/28/2006            $272,590.76
 3001638596          8596         XXXXXX8596             660                 INDX 2006-AR3 02/28/2006            $179,200.00
 3001638679          8679         XXXXXX8679             660                 INDX 2006-AR3 02/28/2006            $336,000.00
 3001638687          8687         XXXXXX8687             660                 INDX 2006-AR3 02/28/2006            $212,000.00
 3001638703          8703         XXXXXX8703             660                 INDX 2006-AR3 02/28/2006            $215,967.97
 3001638745          8745         XXXXXX8745             660                 INDX 2006-AR3 02/28/2006               $0.00
 3001638752          8752         XXXXXX8752             660                 INDX 2006-AR3 02/28/2006            $180,100.00
 3001638778          8778         XXXXXX8778             660                 INDX 2006-AR3 02/28/2006            $145,600.00
 3001638786          8786         XXXXXX8786             660                 INDX 2006-AR3 02/28/2006            $121,600.00
 3001638836          8836         XXXXXX8836             660                 INDX 2006-AR3 02/28/2006            $179,284.15
 3001638844          8844         XXXXXX8844             660                 INDX 2006-AR3 02/28/2006            $311,629.88
 3001638919          8919         XXXXXX8919             660                 INDX 2006-AR3 02/28/2006            $102,500.00
 3001638927          8927         XXXXXX8927             660                 INDX 2006-AR3 02/28/2006            $122,133.89
 3017111828          1828         XXXXXX1828             660                 INDX 2006-AR3 02/28/2006            $353,300.00
 1007541426          1426         XXXXXX1426            6004               INDX 2006-AR31(ML) 09/27/06           $209,500.00
 1007623778          3778         XXXXXX3778            6004               INDX 2006-AR31(ML) 09/27/06           $180,000.00
 1007700717          0717         XXXXXX0717            6004               INDX 2006-AR31(ML) 09/27/06           $519,933.28
 1007864653          4653         XXXXXX4653            6004               INDX 2006-AR31(ML) 09/27/06           $209,516.58
 1007942343          2343         XXXXXX2343            6004               INDX 2006-AR31(ML) 09/27/06           $204,088.71
 1007988502          8502         XXXXXX8502            6004               INDX 2006-AR31(ML) 09/27/06           $279,991.75
 1008003772          3772         XXXXXX3772            6004               INDX 2006-AR31(ML) 09/27/06           $164,000.00
 1008014878          4878         XXXXXX4878            6004               INDX 2006-AR31(ML) 09/27/06           $218,612.27
 1008015602          5602         XXXXXX5602            6004               INDX 2006-AR31(ML) 09/27/06           $398,461.13
 1008028878          8878         XXXXXX8878            6004               INDX 2006-AR31(ML) 09/27/06           $300,000.00
 1008040808          0808         XXXXXX0808            6004               INDX 2006-AR31(ML) 09/27/06           $355,603.33
 1008043174          3174         XXXXXX3174            6004               INDX 2006-AR31(ML) 09/27/06           $301,000.00
 1008045914          5914         XXXXXX5914            6004               INDX 2006-AR31(ML) 09/27/06           $769,542.50
 1008049197          9197         XXXXXX9197            6004               INDX 2006-AR31(ML) 09/27/06           $274,000.00
 1008072702          2702         XXXXXX2702            6004               INDX 2006-AR31(ML) 09/27/06           $248,800.00
 1008073437          3437         XXXXXX3437            6004               INDX 2006-AR31(ML) 09/27/06           $314,606.51
 1008086330          6330         XXXXXX6330            6004               INDX 2006-AR31(ML) 09/27/06           $165,000.00
 1008104646          4646         XXXXXX4646            6004               INDX 2006-AR31(ML) 09/27/06           $411,975.00
 1008114439          4439         XXXXXX4439            6004               INDX 2006-AR31(ML) 09/27/06           $235,996.87
 1008125799          5799         XXXXXX5799            6004               INDX 2006-AR31(ML) 09/27/06           $351,770.88
 1008128561          8561         XXXXXX8561            6004               INDX 2006-AR31(ML) 09/27/06           $207,300.00
 1008153361          3361         XXXXXX3361            6004               INDX 2006-AR31(ML) 09/27/06           $200,000.00
 1008178616          8616         XXXXXX8616            6004               INDX 2006-AR31(ML) 09/27/06           $345,070.00
 1008185165          5165         XXXXXX5165            6004               INDX 2006-AR31(ML) 09/27/06           $345,000.00
 1008189274          9274         XXXXXX9274            6004               INDX 2006-AR31(ML) 09/27/06           $654,796.99
 1008189852          9852         XXXXXX9852            6004               INDX 2006-AR31(ML) 09/27/06           $364,848.35
 1008199521          9521         XXXXXX9521            6004               INDX 2006-AR31(ML) 09/27/06           $379,500.00
 1008201327          1327         XXXXXX1327            6004               INDX 2006-AR31(ML) 09/27/06           $417,000.00
 1008201400          1400         XXXXXX1400            6004               INDX 2006-AR31(ML) 09/27/06           $330,000.00
 1008202101          2101         XXXXXX2101            6004               INDX 2006-AR31(ML) 09/27/06           $350,000.00
 1008207548          7548         XXXXXX7548            6004               INDX 2006-AR31(ML) 09/27/06           $395,000.00
 1008212498          2498         XXXXXX2498            6004               INDX 2006-AR31(ML) 09/27/06           $276,549.53
 1008213504          3504         XXXXXX3504            6004               INDX 2006-AR31(ML) 09/27/06           $169,912.43
 1008223289          3289         XXXXXX3289            6004               INDX 2006-AR31(ML) 09/27/06           $423,000.00
 1008228346          8346         XXXXXX8346            6004               INDX 2006-AR31(ML) 09/27/06           $201,600.00
 1008234633          4633         XXXXXX4633            6004               INDX 2006-AR31(ML) 09/27/06           $499,998.74
 1008236315          6315         XXXXXX6315            6004               INDX 2006-AR31(ML) 09/27/06           $278,144.00
 1008238287          8287         XXXXXX8287            6004               INDX 2006-AR31(ML) 09/27/06           $589,943.93
 1008244665          4665         XXXXXX4665            6004               INDX 2006-AR31(ML) 09/27/06           $260,500.00
 1008245456          5456         XXXXXX5456            6004               INDX 2006-AR31(ML) 09/27/06            $94,525.04
 1008248062          8062         XXXXXX8062            6004               INDX 2006-AR31(ML) 09/27/06           $334,284.60
 1008253211          3211         XXXXXX3211            6004               INDX 2006-AR31(ML) 09/27/06           $302,994.82
 1008256172          6172         XXXXXX6172            6004               INDX 2006-AR31(ML) 09/27/06           $236,000.00
 1008257477          7477         XXXXXX7477            6004               INDX 2006-AR31(ML) 09/27/06          $1,000,000.00
 1008268045          8045         XXXXXX8045            6004               INDX 2006-AR31(ML) 09/27/06           $210,000.00
 1008277582          7582         XXXXXX7582            6004               INDX 2006-AR31(ML) 09/27/06           $347,450.00
 1008301861          1861         XXXXXX1861            6004               INDX 2006-AR31(ML) 09/27/06           $351,822.86
 1008304378          4378         XXXXXX4378            6004               INDX 2006-AR31(ML) 09/27/06           $346,500.00
 1008314393          4393         XXXXXX4393            6004               INDX 2006-AR31(ML) 09/27/06           $309,520.00
 1008324160          4160         XXXXXX4160            6004               INDX 2006-AR31(ML) 09/27/06           $298,371.00
 1008331454          1454         XXXXXX1454            6004               INDX 2006-AR31(ML) 09/27/06           $512,000.00
 1008347948          7948         XXXXXX7948            6004               INDX 2006-AR31(ML) 09/27/06           $300,000.00
 1008372995          2995         XXXXXX2995            6004               INDX 2006-AR31(ML) 09/27/06           $310,000.00
 1008374710          4710         XXXXXX4710            6004               INDX 2006-AR31(ML) 09/27/06           $408,000.00
 1008378398          8398         XXXXXX8398            6004               INDX 2006-AR31(ML) 09/27/06           $103,200.00
 3001931314          1314         XXXXXX1314            6004               INDX 2006-AR31(ML) 09/27/06           $400,300.00
 3002023137          3137         XXXXXX3137            6004               INDX 2006-AR31(ML) 09/27/06           $463,500.00
 1008374223          4223         XXXXXX4223            6015          INDX 2006-AR33 CREDIT SUISSE 11/29/06      $178,864.00
 1008428896          8896         XXXXXX8896            6015          INDX 2006-AR33 CREDIT SUISSE 11/29/06      $352,672.00
 1008451336          1336         XXXXXX1336            6015          INDX 2006-AR33 CREDIT SUISSE 11/29/06      $700,000.00
 1008537373          7373         XXXXXX7373            6015          INDX 2006-AR33 CREDIT SUISSE 11/29/06      $230,000.00
 1008556613          6613         XXXXXX6613            6015          INDX 2006-AR33 CREDIT SUISSE 11/29/06      $550,000.00
 1008557009          7009         XXXXXX7009            6015          INDX 2006-AR33 CREDIT SUISSE 11/29/06      $270,000.00
 1008560359          0359         XXXXXX0359            6015          INDX 2006-AR33 CREDIT SUISSE 11/29/06      $539,999.68
 1008560425          0425         XXXXXX0425            6015          INDX 2006-AR33 CREDIT SUISSE 11/29/06      $455,625.00
 1008574863          4863         XXXXXX4863            6015          INDX 2006-AR33 CREDIT SUISSE 11/29/06      $424,000.00
 1008588244          8244         XXXXXX8244            6015          INDX 2006-AR33 CREDIT SUISSE 11/29/06      $546,000.00
 1008591040          1040         XXXXXX1040            6015          INDX 2006-AR33 CREDIT SUISSE 11/29/06      $175,000.00
 1008609446          9446         XXXXXX9446            6015          INDX 2006-AR33 CREDIT SUISSE 11/29/06      $190,000.00
 1008611855          1855         XXXXXX1855            6015          INDX 2006-AR33 CREDIT SUISSE 11/29/06      $250,000.00
 1008622407          2407         XXXXXX2407            6015          INDX 2006-AR33 CREDIT SUISSE 11/29/06      $593,000.00
 1008622431          2431         XXXXXX2431            6015          INDX 2006-AR33 CREDIT SUISSE 11/29/06      $450,000.00
 1008624544          4544         XXXXXX4544            6015          INDX 2006-AR33 CREDIT SUISSE 11/29/06      $336,000.00
 1008626333          6333         XXXXXX6333            6015          INDX 2006-AR33 CREDIT SUISSE 11/29/06      $595,500.00
 1008633297          3297         XXXXXX3297            6015          INDX 2006-AR33 CREDIT SUISSE 11/29/06      $239,163.00
 1008637645          7645         XXXXXX7645            6015          INDX 2006-AR33 CREDIT SUISSE 11/29/06      $709,000.00
 1008639476          9476         XXXXXX9476            6015          INDX 2006-AR33 CREDIT SUISSE 11/29/06      $220,000.00
 1008663849          3849         XXXXXX3849            6015          INDX 2006-AR33 CREDIT SUISSE 11/29/06      $207,000.00
 1008673863          3863         XXXXXX3863            6015          INDX 2006-AR33 CREDIT SUISSE 11/29/06      $314,900.00
 1008678151          8151         XXXXXX8151            6015          INDX 2006-AR33 CREDIT SUISSE 11/29/06      $200,784.00
 1008682286          2286         XXXXXX2286            6015          INDX 2006-AR33 CREDIT SUISSE 11/29/06      $250,000.00
 1008684431          4431         XXXXXX4431            6015          INDX 2006-AR33 CREDIT SUISSE 11/29/06      $133,595.36
 1008689521          9521         XXXXXX9521            6015          INDX 2006-AR33 CREDIT SUISSE 11/29/06      $268,831.63
 1008691147          1147         XXXXXX1147            6015          INDX 2006-AR33 CREDIT SUISSE 11/29/06      $282,925.90
 1008700617          0617         XXXXXX0617            6015          INDX 2006-AR33 CREDIT SUISSE 11/29/06      $820,000.00
 1008770164          0164         XXXXXX0164            6015          INDX 2006-AR33 CREDIT SUISSE 11/29/06      $490,000.00
 1002343414          3414         XXXXXX3414            6014          INDX 2006-AR35 RBS GREENWICH 11/29/06      $301,836.67
 1003071493          1493         XXXXXX1493            6014          INDX 2006-AR35 RBS GREENWICH 11/29/06      $329,693.77
 1003534987          4987         XXXXXX4987            6014          INDX 2006-AR35 RBS GREENWICH 11/29/06      $270,777.51
 1003836028          6028         XXXXXX6028            6014          INDX 2006-AR35 RBS GREENWICH 11/29/06      $373,028.50
 1004365290          5290         XXXXXX5290            6014          INDX 2006-AR35 RBS GREENWICH 11/29/06      $146,186.50
 1004793384          3384         XXXXXX3384            6014          INDX 2006-AR35 RBS GREENWICH 11/29/06      $330,989.81
 1005407844          7844         XXXXXX7844            6014          INDX 2006-AR35 RBS GREENWICH 11/29/06      $691,557.28
 1006907099          7099         XXXXXX7099            6014          INDX 2006-AR35 RBS GREENWICH 11/29/06      $328,500.00
 1007833690          3690         XXXXXX3690            6014          INDX 2006-AR35 RBS GREENWICH 11/29/06      $115,200.00
 1007899402          9402         XXXXXX9402            6014          INDX 2006-AR35 RBS GREENWICH 11/29/06      $338,939.99
 1007936022          6022         XXXXXX6022            6014          INDX 2006-AR35 RBS GREENWICH 11/29/06      $100,000.00
 1008017053          7053         XXXXXX7053            6014          INDX 2006-AR35 RBS GREENWICH 11/29/06       $40,666.96
 1008132092          2092         XXXXXX2092            6014          INDX 2006-AR35 RBS GREENWICH 11/29/06       $99,574.92
 1008150300          0300         XXXXXX0300            6014          INDX 2006-AR35 RBS GREENWICH 11/29/06      $453,950.00
 1008253724          3724         XXXXXX3724            6014          INDX 2006-AR35 RBS GREENWICH 11/29/06      $719,846.00
 1008258756          8756         XXXXXX8756            6014          INDX 2006-AR35 RBS GREENWICH 11/29/06      $441,672.00
 1008272682          2682         XXXXXX2682            6014          INDX 2006-AR35 RBS GREENWICH 11/29/06      $277,200.00
 1008295451          5451         XXXXXX5451            6014          INDX 2006-AR35 RBS GREENWICH 11/29/06       $92,285.35
 1008310326          0326         XXXXXX0326            6014          INDX 2006-AR35 RBS GREENWICH 11/29/06       $88,200.00
 1008338152          8152         XXXXXX8152            6014          INDX 2006-AR35 RBS GREENWICH 11/29/06      $227,190.87
 1008343715          3715         XXXXXX3715            6014          INDX 2006-AR35 RBS GREENWICH 11/29/06      $863,099.99
 1008375592          5592         XXXXXX5592            6014          INDX 2006-AR35 RBS GREENWICH 11/29/06      $140,800.00
 1008396606          6606         XXXXXX6606            6014          INDX 2006-AR35 RBS GREENWICH 11/29/06      $479,931.48
 1008404533          4533         XXXXXX4533            6014          INDX 2006-AR35 RBS GREENWICH 11/29/06      $427,994.15
 1008413260          3260         XXXXXX3260            6014          INDX 2006-AR35 RBS GREENWICH 11/29/06      $391,176.75
 1008445643          5643         XXXXXX5643            6014          INDX 2006-AR35 RBS GREENWICH 11/29/06      $284,000.00
 1008450684          0684         XXXXXX0684            6014          INDX 2006-AR35 RBS GREENWICH 11/29/06      $167,084.75
 1008466623          6623         XXXXXX6623            6014          INDX 2006-AR35 RBS GREENWICH 11/29/06      $311,806.07
 1008467548          7548         XXXXXX7548            6014          INDX 2006-AR35 RBS GREENWICH 11/29/06      $320,000.00
 1008475830          5830         XXXXXX5830            6014          INDX 2006-AR35 RBS GREENWICH 11/29/06      $177,731.95
 1008480244          0244         XXXXXX0244            6014          INDX 2006-AR35 RBS GREENWICH 11/29/06      $512,000.00
 1008480459          0459         XXXXXX0459            6014          INDX 2006-AR35 RBS GREENWICH 11/29/06      $784,000.00
 1008486167          6167         XXXXXX6167            6014          INDX 2006-AR35 RBS GREENWICH 11/29/06      $155,920.00
 1008505263          5263         XXXXXX5263            6014          INDX 2006-AR35 RBS GREENWICH 11/29/06      $171,858.54
 1008526632          6632         XXXXXX6632            6014          INDX 2006-AR35 RBS GREENWICH 11/29/06      $395,000.00
 1008529339          9339         XXXXXX9339            6014          INDX 2006-AR35 RBS GREENWICH 11/29/06      $161,740.00
 1008534230          4230         XXXXXX4230            6014          INDX 2006-AR35 RBS GREENWICH 11/29/06      $556,000.00
 1008535625          5625         XXXXXX5625            6014          INDX 2006-AR35 RBS GREENWICH 11/29/06      $445,200.00
 1008537357          7357         XXXXXX7357            6014          INDX 2006-AR35 RBS GREENWICH 11/29/06      $147,852.67
 1008541508          1508         XXXXXX1508            6014          INDX 2006-AR35 RBS GREENWICH 11/29/06      $323,000.00
 1008556050          6050         XXXXXX6050            6014          INDX 2006-AR35 RBS GREENWICH 11/29/06      $332,000.00
 1008559419          9419         XXXXXX9419            6014          INDX 2006-AR35 RBS GREENWICH 11/29/06      $927,200.00
 1008565804          5804         XXXXXX5804            6014          INDX 2006-AR35 RBS GREENWICH 11/29/06      $177,008.00
 1008565929          5929         XXXXXX5929            6014          INDX 2006-AR35 RBS GREENWICH 11/29/06      $382,852.44
 1008572412          2412         XXXXXX2412            6014          INDX 2006-AR35 RBS GREENWICH 11/29/06      $583,744.26
 1008574905          4905         XXXXXX4905            6014          INDX 2006-AR35 RBS GREENWICH 11/29/06      $291,535.18
 1008586420          6420         XXXXXX6420            6014          INDX 2006-AR35 RBS GREENWICH 11/29/06      $396,000.00
 1008587782          7782         XXXXXX7782            6014          INDX 2006-AR35 RBS GREENWICH 11/29/06      $223,200.00
 1008589861          9861         XXXXXX9861            6014          INDX 2006-AR35 RBS GREENWICH 11/29/06      $183,000.00
 1008590273          0273         XXXXXX0273            6014          INDX 2006-AR35 RBS GREENWICH 11/29/06      $331,999.37
 1008592014          2014         XXXXXX2014            6014          INDX 2006-AR35 RBS GREENWICH 11/29/06      $550,000.00
 1008600049          0049         XXXXXX0049            6014          INDX 2006-AR35 RBS GREENWICH 11/29/06      $483,200.00
 1008600619          0619         XXXXXX0619            6014          INDX 2006-AR35 RBS GREENWICH 11/29/06      $550,000.00
 1008603472          3472         XXXXXX3472            6014          INDX 2006-AR35 RBS GREENWICH 11/29/06      $153,300.00
 1008609347          9347         XXXXXX9347            6014          INDX 2006-AR35 RBS GREENWICH 11/29/06      $564,000.00
 1008611343          1343         XXXXXX1343            6014          INDX 2006-AR35 RBS GREENWICH 11/29/06      $211,860.13
 1008615633          5633         XXXXXX5633            6014          INDX 2006-AR35 RBS GREENWICH 11/29/06      $298,993.05
 1008625822          5822         XXXXXX5822            6014          INDX 2006-AR35 RBS GREENWICH 11/29/06      $472,000.00
 1008628511          8511         XXXXXX8511            6014          INDX 2006-AR35 RBS GREENWICH 11/29/06      $455,918.24
 1008629253          9253         XXXXXX9253            6014          INDX 2006-AR35 RBS GREENWICH 11/29/06      $179,852.46
 1008631630          1630         XXXXXX1630            6014          INDX 2006-AR35 RBS GREENWICH 11/29/06      $285,000.00
 1008632042          2042         XXXXXX2042            6014          INDX 2006-AR35 RBS GREENWICH 11/29/06      $205,418.60
 1008632984          2984         XXXXXX2984            6014          INDX 2006-AR35 RBS GREENWICH 11/29/06      $140,000.00
 1008633784          3784         XXXXXX3784            6014          INDX 2006-AR35 RBS GREENWICH 11/29/06      $304,574.98
 1008634972          4972         XXXXXX4972            6014          INDX 2006-AR35 RBS GREENWICH 11/29/06      $411,694.24
 1008636670          6670         XXXXXX6670            6014          INDX 2006-AR35 RBS GREENWICH 11/29/06      $230,000.00
 1008638122          8122         XXXXXX8122            6014          INDX 2006-AR35 RBS GREENWICH 11/29/06      $186,000.00
 1008638916          8916         XXXXXX8916            6014          INDX 2006-AR35 RBS GREENWICH 11/29/06      $494,000.00
 1008639633          9633         XXXXXX9633            6014          INDX 2006-AR35 RBS GREENWICH 11/29/06      $237,600.00
 1008641480          1480         XXXXXX1480            6014          INDX 2006-AR35 RBS GREENWICH 11/29/06      $650,000.00
 1008642082          2082         XXXXXX2082            6014          INDX 2006-AR35 RBS GREENWICH 11/29/06      $500,000.00
 1008644211          4211         XXXXXX4211            6014          INDX 2006-AR35 RBS GREENWICH 11/29/06      $139,538.16
 1008645184          5184         XXXXXX5184            6014          INDX 2006-AR35 RBS GREENWICH 11/29/06      $484,000.00
 1008651067          1067         XXXXXX1067            6014          INDX 2006-AR35 RBS GREENWICH 11/29/06      $463,538.00
 1008651745          1745         XXXXXX1745            6014          INDX 2006-AR35 RBS GREENWICH 11/29/06      $225,920.00
 1008657460          7460         XXXXXX7460            6014          INDX 2006-AR35 RBS GREENWICH 11/29/06      $387,649.25
 1008660274          0274         XXXXXX0274            6014          INDX 2006-AR35 RBS GREENWICH 11/29/06      $428,245.32
 1008660944          0944         XXXXXX0944            6014          INDX 2006-AR35 RBS GREENWICH 11/29/06      $117,498.75
 1008664243          4243         XXXXXX4243            6014          INDX 2006-AR35 RBS GREENWICH 11/29/06      $259,781.57
 1008669119          9119         XXXXXX9119            6014          INDX 2006-AR35 RBS GREENWICH 11/29/06      $637,600.00
 1008670331          0331         XXXXXX0331            6014          INDX 2006-AR35 RBS GREENWICH 11/29/06      $251,920.00
 1008674515          4515         XXXXXX4515            6014          INDX 2006-AR35 RBS GREENWICH 11/29/06      $350,000.00
 1008675926          5926         XXXXXX5926            6014          INDX 2006-AR35 RBS GREENWICH 11/29/06      $293,000.00
 1008678557          8557         XXXXXX8557            6014          INDX 2006-AR35 RBS GREENWICH 11/29/06      $371,560.00
 1008681932          1932         XXXXXX1932            6014          INDX 2006-AR35 RBS GREENWICH 11/29/06      $520,000.00
 1008682823          2823         XXXXXX2823            6014          INDX 2006-AR35 RBS GREENWICH 11/29/06      $524,762.04
 1008682914          2914         XXXXXX2914            6014          INDX 2006-AR35 RBS GREENWICH 11/29/06      $215,000.00
 1008685107          5107         XXXXXX5107            6014          INDX 2006-AR35 RBS GREENWICH 11/29/06      $303,500.00
 1008688390          8390         XXXXXX8390            6014          INDX 2006-AR35 RBS GREENWICH 11/29/06      $480,000.00
 1008688820          8820         XXXXXX8820            6014          INDX 2006-AR35 RBS GREENWICH 11/29/06      $200,661.81
 1008689364          9364         XXXXXX9364            6014          INDX 2006-AR35 RBS GREENWICH 11/29/06      $279,827.43
 1008690685          0685         XXXXXX0685            6014          INDX 2006-AR35 RBS GREENWICH 11/29/06      $106,500.00
 1008693424          3424         XXXXXX3424            6014          INDX 2006-AR35 RBS GREENWICH 11/29/06      $280,000.00
 1008704676          4676         XXXXXX4676            6014          INDX 2006-AR35 RBS GREENWICH 11/29/06     $1,000,000.00
 1008709741          9741         XXXXXX9741            6014          INDX 2006-AR35 RBS GREENWICH 11/29/06      $596,000.00
 1008711077          1077         XXXXXX1077            6014          INDX 2006-AR35 RBS GREENWICH 11/29/06      $237,426.28
 1008712356          2356         XXXXXX2356            6014          INDX 2006-AR35 RBS GREENWICH 11/29/06      $350,408.55
 1008721407          1407         XXXXXX1407            6014          INDX 2006-AR35 RBS GREENWICH 11/29/06      $101,600.00
 1008721951          1951         XXXXXX1951            6014          INDX 2006-AR35 RBS GREENWICH 11/29/06      $320,000.00
 1008745679          5679         XXXXXX5679            6014          INDX 2006-AR35 RBS GREENWICH 11/29/06      $472,000.00
 1008753962          3962         XXXXXX3962            6014          INDX 2006-AR35 RBS GREENWICH 11/29/06      $212,691.99
 1008755371          5371         XXXXXX5371            6014          INDX 2006-AR35 RBS GREENWICH 11/29/06      $240,050.00
 3001048804          8804         XXXXXX8804            6014          INDX 2006-AR35 RBS GREENWICH 11/29/06      $326,882.73
 3001049075          9075         XXXXXX9075            6014          INDX 2006-AR35 RBS GREENWICH 11/29/06      $398,366.87
 3001114531          4531         XXXXXX4531            6014          INDX 2006-AR35 RBS GREENWICH 11/29/06      $294,853.34
 3001930829          0829         XXXXXX0829            6014          INDX 2006-AR35 RBS GREENWICH 11/29/06      $337,455.00
 3001942832          2832         XXXXXX2832            6014          INDX 2006-AR35 RBS GREENWICH 11/29/06      $139,200.00
 3001964240          4240         XXXXXX4240            6014          INDX 2006-AR35 RBS GREENWICH 11/29/06       $89,098.35
 3002063372          3372         XXXXXX3372            6014          INDX 2006-AR35 RBS GREENWICH 11/29/06         $0.00
 3002069163          9163         XXXXXX9163            6014          INDX 2006-AR35 RBS GREENWICH 11/29/06      $188,000.00
 3002069197          9197         XXXXXX9197            6014          INDX 2006-AR35 RBS GREENWICH 11/29/06       $39,850.01
 3002082745          2745         XXXXXX2745            6014          INDX 2006-AR35 RBS GREENWICH 11/29/06      $312,000.00
 3002095671          5671         XXXXXX5671            6014          INDX 2006-AR35 RBS GREENWICH 11/29/06      $400,000.00
 3002139065          9065         XXXXXX9065            6014          INDX 2006-AR35 RBS GREENWICH 11/29/06      $460,350.00
 3002140071          0071         XXXXXX0071            6014          INDX 2006-AR35 RBS GREENWICH 11/29/06      $203,825.52
 3002158263          8263         XXXXXX8263            6014          INDX 2006-AR35 RBS GREENWICH 11/29/06      $182,298.00
 3002158370          8370         XXXXXX8370            6014          INDX 2006-AR35 RBS GREENWICH 11/29/06      $216,038.49
 3002158974          8974         XXXXXX8974            6014          INDX 2006-AR35 RBS GREENWICH 11/29/06      $142,924.00
 3002170110          0110         XXXXXX0110            6014          INDX 2006-AR35 RBS GREENWICH 11/29/06      $378,178.87
 3002180705          0705         XXXXXX0705            6014          INDX 2006-AR35 RBS GREENWICH 11/29/06      $336,000.00
 3002184160          4160         XXXXXX4160            6014          INDX 2006-AR35 RBS GREENWICH 11/29/06      $300,000.00
 3002184277          4277         XXXXXX4277            6014          INDX 2006-AR35 RBS GREENWICH 11/29/06      $197,000.00
 3002197261          7261         XXXXXX7261            6014          INDX 2006-AR35 RBS GREENWICH 11/29/06      $242,200.00
 3002197337          7337         XXXXXX7337            6014          INDX 2006-AR35 RBS GREENWICH 11/29/06      $146,131.21
 3002199465          9465         XXXXXX9465            6014          INDX 2006-AR35 RBS GREENWICH 11/29/06      $150,995.60
 3002200123          0123         XXXXXX0123            6014          INDX 2006-AR35 RBS GREENWICH 11/29/06      $172,000.00
 3002200818          0818         XXXXXX0818            6014          INDX 2006-AR35 RBS GREENWICH 11/29/06      $167,763.10
 3002201113          1113         XXXXXX1113            6014          INDX 2006-AR35 RBS GREENWICH 11/29/06      $348,000.00
 3002229452          9452         XXXXXX9452            6014          INDX 2006-AR35 RBS GREENWICH 11/29/06      $320,000.00
 1008470898          0898         XXXXXX0898            6021          INDX 2006-AR37(CREDIT SUISSE) 12/28/06     $270,000.00
 1008594085          4085         XXXXXX4085            6021          INDX 2006-AR37(CREDIT SUISSE) 12/28/06     $735,000.00
 1008608604          8604         XXXXXX8604            6021          INDX 2006-AR37(CREDIT SUISSE) 12/28/06     $267,420.27
 1008704015          4015         XXXXXX4015            6021          INDX 2006-AR37(CREDIT SUISSE) 12/28/06     $225,000.00
 1008706283          6283         XXXXXX6283            6021          INDX 2006-AR37(CREDIT SUISSE) 12/28/06     $540,000.00
 1008709980          9980         XXXXXX9980            6021          INDX 2006-AR37(CREDIT SUISSE) 12/28/06     $635,200.00
 1008711390          1390         XXXXXX1390            6021          INDX 2006-AR37(CREDIT SUISSE) 12/28/06     $999,500.00
 1008755124          5124         XXXXXX5124            6021          INDX 2006-AR37(CREDIT SUISSE) 12/28/06     $660,000.00
 3002210619          0619         XXXXXX0619            6021          INDX 2006-AR37(CREDIT SUISSE) 12/28/06     $509,972.92
 1008414797          4797         XXXXXX4797            6020              INDX 2006-AR39 (BOA) 12/28/06          $306,000.00
 1008432047          2047         XXXXXX2047            6020              INDX 2006-AR39 (BOA) 12/28/06          $280,540.00
 1008511394          1394         XXXXXX1394            6020              INDX 2006-AR39 (BOA) 12/28/06          $182,400.00
 1008541870          1870         XXXXXX1870            6020              INDX 2006-AR39 (BOA) 12/28/06          $378,720.00
 1008550533          0533         XXXXXX0533            6020              INDX 2006-AR39 (BOA) 12/28/06          $187,000.00
 1008551549          1549         XXXXXX1549            6020              INDX 2006-AR39 (BOA) 12/28/06          $295,000.00
 1008610444          0444         XXXXXX0444            6020              INDX 2006-AR39 (BOA) 12/28/06          $221,000.00
 1008613539          3539         XXXXXX3539            6020              INDX 2006-AR39 (BOA) 12/28/06          $597,999.93
 1008774778          4778         XXXXXX4778            6020              INDX 2006-AR39 (BOA) 12/28/06          $468,800.00
 1008861898          1898         XXXXXX1898            6020              INDX 2006-AR39 (BOA) 12/28/06          $196,500.00
 1008915512          5512         XXXXXX5512            6020              INDX 2006-AR39 (BOA) 12/28/06          $151,059.98
 3002044539          4539         XXXXXX4539            6020              INDX 2006-AR39 (BOA) 12/28/06          $144,711.44
 3002068850          8850         XXXXXX8850            6020              INDX 2006-AR39 (BOA) 12/28/06          $280,631.72
 3002087892          7892         XXXXXX7892            6020              INDX 2006-AR39 (BOA) 12/28/06          $135,000.00
 3002095747          5747         XXXXXX5747            6020              INDX 2006-AR39 (BOA) 12/28/06          $279,000.00
 1004889265          9265         XXXXXX9265            6023         INDX 2006-AR41 (CREDIT SUISSE) 12/27/06     $330,000.00
 1007177189          7189         XXXXXX7189            6023         INDX 2006-AR41 (CREDIT SUISSE) 12/27/06     $270,749.38
 1007461179          1179         XXXXXX1179            6023         INDX 2006-AR41 (CREDIT SUISSE) 12/27/06     $273,008.30
 1007930058          0058         XXXXXX0058            6023         INDX 2006-AR41 (CREDIT SUISSE) 12/27/06     $470,000.00
 1007936410          6410         XXXXXX6410            6023         INDX 2006-AR41 (CREDIT SUISSE) 12/27/06     $200,000.00
 1008216804          6804         XXXXXX6804            6023         INDX 2006-AR41 (CREDIT SUISSE) 12/27/06     $499,200.00
 1008329698          9698         XXXXXX9698            6023         INDX 2006-AR41 (CREDIT SUISSE) 12/27/06     $146,636.42
 1008352849          2849         XXXXXX2849            6023         INDX 2006-AR41 (CREDIT SUISSE) 12/27/06     $135,707.30
 1008391060          1060         XXXXXX1060            6023         INDX 2006-AR41 (CREDIT SUISSE) 12/27/06     $139,819.09
 1008418194          8194         XXXXXX8194            6023         INDX 2006-AR41 (CREDIT SUISSE) 12/27/06     $163,515.21
 1008461970          1970         XXXXXX1970            6023         INDX 2006-AR41 (CREDIT SUISSE) 12/27/06     $247,350.00
 1008469494          9494         XXXXXX9494            6023         INDX 2006-AR41 (CREDIT SUISSE) 12/27/06     $191,314.73
 1008487876          7876         XXXXXX7876            6023         INDX 2006-AR41 (CREDIT SUISSE) 12/27/06     $305,598.49
 1008511360          1360         XXXXXX1360            6023         INDX 2006-AR41 (CREDIT SUISSE) 12/27/06     $251,749.99
 1008514083          4083         XXXXXX4083            6023         INDX 2006-AR41 (CREDIT SUISSE) 12/27/06     $333,599.04
 1008568113          8113         XXXXXX8113            6023         INDX 2006-AR41 (CREDIT SUISSE) 12/27/06     $177,392.00
 1008590182          0182         XXXXXX0182            6023         INDX 2006-AR41 (CREDIT SUISSE) 12/27/06     $330,800.00
 1008619064          9064         XXXXXX9064            6023         INDX 2006-AR41 (CREDIT SUISSE) 12/27/06     $185,100.00
 1008638155          8155         XXXXXX8155            6023         INDX 2006-AR41 (CREDIT SUISSE) 12/27/06      $74,750.00
 1008657551          7551         XXXXXX7551            6023         INDX 2006-AR41 (CREDIT SUISSE) 12/27/06     $524,700.00
 1008669341          9341         XXXXXX9341            6023         INDX 2006-AR41 (CREDIT SUISSE) 12/27/06     $310,800.00
 1008671206          1206         XXXXXX1206            6023         INDX 2006-AR41 (CREDIT SUISSE) 12/27/06     $155,000.00
 1008699470          9470         XXXXXX9470            6023         INDX 2006-AR41 (CREDIT SUISSE) 12/27/06     $151,200.00
 1008724120          4120         XXXXXX4120            6023         INDX 2006-AR41 (CREDIT SUISSE) 12/27/06     $267,000.00
 1008727701          7701         XXXXXX7701            6023         INDX 2006-AR41 (CREDIT SUISSE) 12/27/06     $643,483.75
 1008740142          0142         XXXXXX0142            6023         INDX 2006-AR41 (CREDIT SUISSE) 12/27/06     $542,790.00
 1008750471          0471         XXXXXX0471            6023         INDX 2006-AR41 (CREDIT SUISSE) 12/27/06     $204,000.00
 1008752303          2303         XXXXXX2303            6023         INDX 2006-AR41 (CREDIT SUISSE) 12/27/06     $292,826.69
 1008753137          3137         XXXXXX3137            6023         INDX 2006-AR41 (CREDIT SUISSE) 12/27/06     $450,000.00
 1008761627          1627         XXXXXX1627            6023         INDX 2006-AR41 (CREDIT SUISSE) 12/27/06     $480,000.00
 1008812628          2628         XXXXXX2628            6023         INDX 2006-AR41 (CREDIT SUISSE) 12/27/06     $149,670.89
 1008824763          4763         XXXXXX4763            6023         INDX 2006-AR41 (CREDIT SUISSE) 12/27/06     $800,000.00
 1008845180          5180         XXXXXX5180            6023         INDX 2006-AR41 (CREDIT SUISSE) 12/27/06     $508,000.00
 1008876946          6946         XXXXXX6946            6023         INDX 2006-AR41 (CREDIT SUISSE) 12/27/06     $380,000.00
 3002069882          9882         XXXXXX9882            6023         INDX 2006-AR41 (CREDIT SUISSE) 12/27/06     $839,999.93
 3002200792          0792         XXXXXX0792            6023         INDX 2006-AR41 (CREDIT SUISSE) 12/27/06     $157,489.84
 1006008013          8013         XXXXXX8013             672                  INDX 2006-AR6 04/28/06             $213,648.99
 1006104853          4853         XXXXXX4853             672                  INDX 2006-AR6 04/28/06             $163,436.81
 1006130387          0387         XXXXXX0387             672                  INDX 2006-AR6 04/28/06                $0.00
 1006230351          0351         XXXXXX0351             672                  INDX 2006-AR6 04/28/06             $474,257.58
 1006310526          0526         XXXXXX0526             672                  INDX 2006-AR6 04/28/06             $508,737.33
 1006361206          1206         XXXXXX1206             672                  INDX 2006-AR6 04/28/06             $180,048.20
 1006428096          8096         XXXXXX8096             672                  INDX 2006-AR6 04/28/06                $0.00
 1006610750          0750         XXXXXX0750             672                  INDX 2006-AR6 04/28/06             $288,123.38
 1006636011          6011         XXXXXX6011             672                  INDX 2006-AR6 04/28/06             $190,065.42
 1006647190          7190         XXXXXX7190             672                  INDX 2006-AR6 04/28/06             $254,862.88
 1006663544          3544         XXXXXX3544             672                  INDX 2006-AR6 04/28/06             $138,635.97
 1006671463          1463         XXXXXX1463             672                  INDX 2006-AR6 04/28/06             $286,441.28
 1006751612          1612         XXXXXX1612             672                  INDX 2006-AR6 04/28/06             $481,480.72
 1006751679          1679         XXXXXX1679             672                  INDX 2006-AR6 04/28/06             $382,955.28
 1006757445          7445         XXXXXX7445             672                  INDX 2006-AR6 04/28/06             $356,492.29
 1006760845          0845         XXXXXX0845             672                  INDX 2006-AR6 04/28/06             $333,547.99
 1006790149          0149         XXXXXX0149             672                  INDX 2006-AR6 04/28/06                $0.00
 1006790156          0156         XXXXXX0156             672                  INDX 2006-AR6 04/28/06             $426,533.76
 1006790297          0297         XXXXXX0297             672                  INDX 2006-AR6 04/28/06             $320,386.59
 1006792236          2236         XXXXXX2236             672                  INDX 2006-AR6 04/28/06             $220,569.29
 1006797425          7425         XXXXXX7425             672                  INDX 2006-AR6 04/28/06             $541,910.39
 1006799173          9173         XXXXXX9173             672                  INDX 2006-AR6 04/28/06             $319,341.94
 1006800575          0575         XXXXXX0575             672                  INDX 2006-AR6 04/28/06             $343,658.07
 1006801839          1839         XXXXXX1839             672                  INDX 2006-AR6 04/28/06             $147,778.67
 1006809741          9741         XXXXXX9741             672                  INDX 2006-AR6 04/28/06                $0.00
 1006813537          3537         XXXXXX3537             672                  INDX 2006-AR6 04/28/06             $298,000.70
 1006820326          0326         XXXXXX0326             672                  INDX 2006-AR6 04/28/06             $252,120.74
 1006824633          4633         XXXXXX4633             672                  INDX 2006-AR6 04/28/06             $134,406.80
 1006824732          4732         XXXXXX4732             672                  INDX 2006-AR6 04/28/06             $571,296.30
 1006843468          3468         XXXXXX3468             672                  INDX 2006-AR6 04/28/06             $209,193.51
 1006897209          7209         XXXXXX7209             672                  INDX 2006-AR6 04/28/06              $97,359.89
 1006908774          8774         XXXXXX8774             672                  INDX 2006-AR6 04/28/06             $309,646.80
 1006908998          8998         XXXXXX8998             672                  INDX 2006-AR6 04/28/06             $331,146.45
 1006925505          5505         XXXXXX5505             672                  INDX 2006-AR6 04/28/06             $131,159.19
 1006932295          2295         XXXXXX2295             672                  INDX 2006-AR6 04/28/06                $0.00
 1006941817          1817         XXXXXX1817             672                  INDX 2006-AR6 04/28/06             $543,901.36
 1006956369          6369         XXXXXX6369             672                  INDX 2006-AR6 04/28/06             $290,944.19
 1006957623          7623         XXXXXX7623             672                  INDX 2006-AR6 04/28/06             $250,240.11
 1006960411          0411         XXXXXX0411             672                  INDX 2006-AR6 04/28/06             $154,068.54
 1006960494          0494         XXXXXX0494             672                  INDX 2006-AR6 04/28/06             $110,865.62
 1006960585          0585         XXXXXX0585             672                  INDX 2006-AR6 04/28/06             $224,828.31
 1006960627          0627         XXXXXX0627             672                  INDX 2006-AR6 04/28/06             $659,068.26
 1006960676          0676         XXXXXX0676             672                  INDX 2006-AR6 04/28/06             $241,175.57
 1006969875          9875         XXXXXX9875             672                  INDX 2006-AR6 04/28/06             $251,920.02
 1006970188          0188         XXXXXX0188             672                  INDX 2006-AR6 04/28/06                $0.00
 1006970311          0311         XXXXXX0311             672                  INDX 2006-AR6 04/28/06             $402,800.58
 1006970626          0626         XXXXXX0626             672                  INDX 2006-AR6 04/28/06             $312,892.33
 1007040965          0965         XXXXXX0965             672                  INDX 2006-AR6 04/28/06             $156,072.97
 1007041104          1104         XXXXXX1104             672                  INDX 2006-AR6 04/28/06             $493,058.03
 1007041179          1179         XXXXXX1179             672                  INDX 2006-AR6 04/28/06             $233,384.02
 1007041260          1260         XXXXXX1260             672                  INDX 2006-AR6 04/28/06             $436,759.09
 1007046319          6319         XXXXXX6319             672                  INDX 2006-AR6 04/28/06             $218,184.15
 1007049487          9487         XXXXXX9487             672                  INDX 2006-AR6 04/28/06             $196,810.61
 1007053596          3596         XXXXXX3596             672                  INDX 2006-AR6 04/28/06             $441,205.42
 1007053620          3620         XXXXXX3620             672                  INDX 2006-AR6 04/28/06             $253,549.42
 1007072893          2893         XXXXXX2893             672                  INDX 2006-AR6 04/28/06             $150,192.85
 1007078106          8106         XXXXXX8106             672                  INDX 2006-AR6 04/28/06             $202,360.75
 1007092768          2768         XXXXXX2768             672                  INDX 2006-AR6 04/28/06             $340,738.70
 1007092800          2800         XXXXXX2800             672                  INDX 2006-AR6 04/28/06             $517,926.29
 1007092826          2826         XXXXXX2826             672                  INDX 2006-AR6 04/28/06                $0.00
 1007096827          6827         XXXXXX6827             672                  INDX 2006-AR6 04/28/06             $195,624.63
 1007102468          2468         XXXXXX2468             672                  INDX 2006-AR6 04/28/06             $412,070.44
 1007107624          7624         XXXXXX7624             672                  INDX 2006-AR6 04/28/06             $669,172.85
 1007113721          3721         XXXXXX3721             672                  INDX 2006-AR6 04/28/06             $348,049.96
 1007136128          6128         XXXXXX6128             672                  INDX 2006-AR6 04/28/06             $273,306.88
 1007139908          9908         XXXXXX9908             672                  INDX 2006-AR6 04/28/06             $584,809.99
 1007150483          0483         XXXXXX0483             672                  INDX 2006-AR6 04/28/06             $167,567.95
 1007162074          2074         XXXXXX2074             672                  INDX 2006-AR6 04/28/06             $449,955.27
 1007166810          6810         XXXXXX6810             672                  INDX 2006-AR6 04/28/06             $273,776.84
 1007167883          7883         XXXXXX7883             672                  INDX 2006-AR6 04/28/06             $268,380.64
 1007174749          4749         XXXXXX4749             672                  INDX 2006-AR6 04/28/06             $659,309.59
 1007174871          4871         XXXXXX4871             672                  INDX 2006-AR6 04/28/06             $558,823.58
 1007182452          2452         XXXXXX2452             672                  INDX 2006-AR6 04/28/06             $252,565.45
 1007191172          1172         XXXXXX1172             672                  INDX 2006-AR6 04/28/06             $155,739.35
 1007199357          9357         XXXXXX9357             672                  INDX 2006-AR6 04/28/06             $211,366.78
 1007207051          7051         XXXXXX7051             672                  INDX 2006-AR6 04/28/06             $385,980.88
 1007217001          7001         XXXXXX7001             672                  INDX 2006-AR6 04/28/06             $281,541.98
 1007217365          7365         XXXXXX7365             672                  INDX 2006-AR6 04/28/06             $203,278.64
 1007219866          9866         XXXXXX9866             672                  INDX 2006-AR6 04/28/06             $153,673.20
 1007225129          5129         XXXXXX5129             672                  INDX 2006-AR6 04/28/06             $342,929.67
 1007226143          6143         XXXXXX6143             672                  INDX 2006-AR6 04/28/06             $399,626.12
 1007227810          7810         XXXXXX7810             672                  INDX 2006-AR6 04/28/06             $266,805.26
 1007227844          7844         XXXXXX7844             672                  INDX 2006-AR6 04/28/06             $271,030.15
 1007229022          9022         XXXXXX9022             672                  INDX 2006-AR6 04/28/06             $410,390.43
 1007229089          9089         XXXXXX9089             672                  INDX 2006-AR6 04/28/06              $61,135.47
 1007229477          9477         XXXXXX9477             672                  INDX 2006-AR6 04/28/06             $789,366.49
 1007229535          9535         XXXXXX9535             672                  INDX 2006-AR6 04/28/06             $205,221.62
 1007229543          9543         XXXXXX9543             672                  INDX 2006-AR6 04/28/06             $237,270.26
 1007229550          9550         XXXXXX9550             672                  INDX 2006-AR6 04/28/06             $315,715.24
 1007229980          9980         XXXXXX9980             672                  INDX 2006-AR6 04/28/06             $138,552.35
 1007230319          0319         XXXXXX0319             672                  INDX 2006-AR6 04/28/06             $245,177.29
 1007230699          0699         XXXXXX0699             672                  INDX 2006-AR6 04/28/06             $177,882.44
 1007230798          0798         XXXXXX0798             672                  INDX 2006-AR6 04/28/06             $282,064.29
 1007230947          0947         XXXXXX0947             672                  INDX 2006-AR6 04/28/06                $0.00
 1007231713          1713         XXXXXX1713             672                  INDX 2006-AR6 04/28/06             $326,287.47
 1007232463          2463         XXXXXX2463             672                  INDX 2006-AR6 04/28/06             $191,641.43
 1007232745          2745         XXXXXX2745             672                  INDX 2006-AR6 04/28/06             $284,347.40
 1007233446          3446         XXXXXX3446             672                  INDX 2006-AR6 04/28/06             $196,826.73
 1007233552          3552         XXXXXX3552             672                  INDX 2006-AR6 04/28/06             $203,453.57
 1007234030          4030         XXXXXX4030             672                  INDX 2006-AR6 04/28/06                $0.00
 1007234063          4063         XXXXXX4063             672                  INDX 2006-AR6 04/28/06             $386,743.89
 1007234196          4196         XXXXXX4196             672                  INDX 2006-AR6 04/28/06             $249,012.61
 1007234303          4303         XXXXXX4303             672                  INDX 2006-AR6 04/28/06             $233,731.40
 1007234311          4311         XXXXXX4311             672                  INDX 2006-AR6 04/28/06             $282,442.60
 1007234857          4857         XXXXXX4857             672                  INDX 2006-AR6 04/28/06             $324,284.60
 1007235011          5011         XXXXXX5011             672                  INDX 2006-AR6 04/28/06             $218,180.90
 1007235425          5425         XXXXXX5425             672                  INDX 2006-AR6 04/28/06             $211,767.93
 1007236415          6415         XXXXXX6415             672                  INDX 2006-AR6 04/28/06             $435,024.69
 1007236837          6837         XXXXXX6837             672                  INDX 2006-AR6 04/28/06             $152,985.16
 1007236878          6878         XXXXXX6878             672                  INDX 2006-AR6 04/28/06             $219,906.80
 1007237090          7090         XXXXXX7090             672                  INDX 2006-AR6 04/28/06             $325,335.84
 1007237454          7454         XXXXXX7454             672                  INDX 2006-AR6 04/28/06             $487,055.86
 1007237991          7991         XXXXXX7991             672                  INDX 2006-AR6 04/28/06             $278,658.21
 1007238007          8007         XXXXXX8007             672                  INDX 2006-AR6 04/28/06             $636,565.68
 1007238197          8197         XXXXXX8197             672                  INDX 2006-AR6 04/28/06             $184,000.71
 1007238262          8262         XXXXXX8262             672                  INDX 2006-AR6 04/28/06             $282,687.42
 1007238676          8676         XXXXXX8676             672                  INDX 2006-AR6 04/28/06             $188,064.41
 1007239013          9013         XXXXXX9013             672                  INDX 2006-AR6 04/28/06             $242,176.84
 1007239062          9062         XXXXXX9062             672                  INDX 2006-AR6 04/28/06             $240,457.08
 1007239328          9328         XXXXXX9328             672                  INDX 2006-AR6 04/28/06             $290,551.58
 1007239476          9476         XXXXXX9476             672                  INDX 2006-AR6 04/28/06             $233,115.76
 1007239724          9724         XXXXXX9724             672                  INDX 2006-AR6 04/28/06             $223,757.14
 1007240078          0078         XXXXXX0078             672                  INDX 2006-AR6 04/28/06             $221,056.49
 1007240383          0383         XXXXXX0383             672                  INDX 2006-AR6 04/28/06             $287,484.46
 1007240508          0508         XXXXXX0508             672                  INDX 2006-AR6 04/28/06             $109,709.19
 1007241431          1431         XXXXXX1431             672                  INDX 2006-AR6 04/28/06             $232,846.46
 1007241589          1589         XXXXXX1589             672                  INDX 2006-AR6 04/28/06             $184,447.97
 1007241928          1928         XXXXXX1928             672                  INDX 2006-AR6 04/28/06             $410,918.37
 1007243072          3072         XXXXXX3072             672                  INDX 2006-AR6 04/28/06             $326,585.98
 1007243114          3114         XXXXXX3114             672                  INDX 2006-AR6 04/28/06             $373,235.54
 1007243122          3122         XXXXXX3122             672                  INDX 2006-AR6 04/28/06             $212,527.78
 1007243197          3197         XXXXXX3197             672                  INDX 2006-AR6 04/28/06             $271,728.62
 1007243668          3668         XXXXXX3668             672                  INDX 2006-AR6 04/28/06             $370,177.17
 1007243825          3825         XXXXXX3825             672                  INDX 2006-AR6 04/28/06                $0.00
 1007243866          3866         XXXXXX3866             672                  INDX 2006-AR6 04/28/06                $0.00
 1007244039          4039         XXXXXX4039             672                  INDX 2006-AR6 04/28/06             $211,016.46
 1007244252          4252         XXXXXX4252             672                  INDX 2006-AR6 04/28/06             $117,397.39
 1007244799          4799         XXXXXX4799             672                  INDX 2006-AR6 04/28/06             $263,882.45
 1007244880          4880         XXXXXX4880             672                  INDX 2006-AR6 04/28/06             $333,344.72
 1007245531          5531         XXXXXX5531             672                  INDX 2006-AR6 04/28/06             $694,775.74
 1007245614          5614         XXXXXX5614             672                  INDX 2006-AR6 04/28/06             $158,743.32
 1007245762          5762         XXXXXX5762             672                  INDX 2006-AR6 04/28/06                $0.00
 1007245895          5895         XXXXXX5895             672                  INDX 2006-AR6 04/28/06             $158,632.12
 1007246083          6083         XXXXXX6083             672                  INDX 2006-AR6 04/28/06             $218,998.10
 1007246109          6109         XXXXXX6109             672                  INDX 2006-AR6 04/28/06             $352,298.83
 1007246380          6380         XXXXXX6380             672                  INDX 2006-AR6 04/28/06             $387,248.17
 1007246786          6786         XXXXXX6786             672                  INDX 2006-AR6 04/28/06             $254,741.58
 1007247115          7115         XXXXXX7115             672                  INDX 2006-AR6 04/28/06             $201,477.25
 1007247560          7560         XXXXXX7560             672                  INDX 2006-AR6 04/28/06              $92,870.33
 1007247800          7800         XXXXXX7800             672                  INDX 2006-AR6 04/28/06             $491,583.89
 1007247842          7842         XXXXXX7842             672                  INDX 2006-AR6 04/28/06             $343,407.48
 1007247883          7883         XXXXXX7883             672                  INDX 2006-AR6 04/28/06             $213,850.24
 1007247917          7917         XXXXXX7917             672                  INDX 2006-AR6 04/28/06             $300,993.96
 1007247941          7941         XXXXXX7941             672                  INDX 2006-AR6 04/28/06             $147,507.10
 1007248048          8048         XXXXXX8048             672                  INDX 2006-AR6 04/28/06             $221,450.82
 1007248121          8121         XXXXXX8121             672                  INDX 2006-AR6 04/28/06             $338,115.68
 1007248592          8592         XXXXXX8592             672                  INDX 2006-AR6 04/28/06             $275,144.38
 1007248600          8600         XXXXXX8600             672                  INDX 2006-AR6 04/28/06             $566,626.15
 1007248659          8659         XXXXXX8659             672                  INDX 2006-AR6 04/28/06             $316,840.80
 1007248709          8709         XXXXXX8709             672                  INDX 2006-AR6 04/28/06             $311,038.22
 1007248907          8907         XXXXXX8907             672                  INDX 2006-AR6 04/28/06             $347,464.18
 1007248915          8915         XXXXXX8915             672                  INDX 2006-AR6 04/28/06             $234,450.29
 1007248931          8931         XXXXXX8931             672                  INDX 2006-AR6 04/28/06             $166,475.60
 1007248972          8972         XXXXXX8972             672                  INDX 2006-AR6 04/28/06                $0.00
 1007249251          9251         XXXXXX9251             672                  INDX 2006-AR6 04/28/06             $367,742.83
 1007249277          9277         XXXXXX9277             672                  INDX 2006-AR6 04/28/06             $364,436.15
 1007249582          9582         XXXXXX9582             672                  INDX 2006-AR6 04/28/06             $255,750.83
 1007250333          0333         XXXXXX0333             672                  INDX 2006-AR6 04/28/06                $0.00
 1007250366          0366         XXXXXX0366             672                  INDX 2006-AR6 04/28/06             $368,465.76
 1007250499          0499         XXXXXX0499             672                  INDX 2006-AR6 04/28/06              $91,876.18
 1007250630          0630         XXXXXX0630             672                  INDX 2006-AR6 04/28/06             $249,082.65
 1007250663          0663         XXXXXX0663             672                  INDX 2006-AR6 04/28/06             $376,162.07
 1007250721          0721         XXXXXX0721             672                  INDX 2006-AR6 04/28/06             $393,229.94
 1007250796          0796         XXXXXX0796             672                  INDX 2006-AR6 04/28/06             $233,395.53
 1007250887          0887         XXXXXX0887             672                  INDX 2006-AR6 04/28/06             $334,779.04
 1007251075          1075         XXXXXX1075             672                  INDX 2006-AR6 04/28/06             $419,978.87
 1007251448          1448         XXXXXX1448             672                  INDX 2006-AR6 04/28/06             $299,022.17
 1007251570          1570         XXXXXX1570             672                  INDX 2006-AR6 04/28/06             $407,509.19
 1007251810          1810         XXXXXX1810             672                  INDX 2006-AR6 04/28/06             $423,885.47
 1007251885          1885         XXXXXX1885             672                  INDX 2006-AR6 04/28/06             $535,453.40
 1007252131          2131         XXXXXX2131             672                  INDX 2006-AR6 04/28/06             $267,628.90
 1007252180          2180         XXXXXX2180             672                  INDX 2006-AR6 04/28/06             $135,281.52
 1007252222          2222         XXXXXX2222             672                  INDX 2006-AR6 04/28/06             $359,187.37
 1007252230          2230         XXXXXX2230             672                  INDX 2006-AR6 04/28/06             $135,522.15
 1007252248          2248         XXXXXX2248             672                  INDX 2006-AR6 04/28/06             $288,852.70
 1007252404          2404         XXXXXX2404             672                  INDX 2006-AR6 04/28/06             $388,458.67
 1007252479          2479         XXXXXX2479             672                  INDX 2006-AR6 04/28/06              $83,129.43
 1007252610          2610         XXXXXX2610             672                  INDX 2006-AR6 04/28/06             $441,510.30
 1007252859          2859         XXXXXX2859             672                  INDX 2006-AR6 04/28/06             $317,373.97
 1007252941          2941         XXXXXX2941             672                  INDX 2006-AR6 04/28/06             $372,639.72
 1007252982          2982         XXXXXX2982             672                  INDX 2006-AR6 04/28/06             $245,238.63
 1007253154          3154         XXXXXX3154             672                  INDX 2006-AR6 04/28/06             $363,401.01
 1007253295          3295         XXXXXX3295             672                  INDX 2006-AR6 04/28/06             $514,197.05
 1007253477          3477         XXXXXX3477             672                  INDX 2006-AR6 04/28/06             $468,998.16
 1007253584          3584         XXXXXX3584             672                  INDX 2006-AR6 04/28/06                $0.00
 1007254194          4194         XXXXXX4194             672                  INDX 2006-AR6 04/28/06             $165,427.87
 1007255050          5050         XXXXXX5050             672                  INDX 2006-AR6 04/28/06             $304,588.36
 1007255951          5951         XXXXXX5951             672                  INDX 2006-AR6 04/28/06             $552,509.89
 1007256025          6025         XXXXXX6025             672                  INDX 2006-AR6 04/28/06             $157,628.30
 1007256181          6181         XXXXXX6181             672                  INDX 2006-AR6 04/28/06             $477,896.53
 1007258567          8567         XXXXXX8567             672                  INDX 2006-AR6 04/28/06             $275,304.17
 1007258674          8674         XXXXXX8674             672                  INDX 2006-AR6 04/28/06             $330,722.70
 1007258880          8880         XXXXXX8880             672                  INDX 2006-AR6 04/28/06             $422,009.59
 1007258955          8955         XXXXXX8955             672                  INDX 2006-AR6 04/28/06             $205,402.19
 1007259052          9052         XXXXXX9052             672                  INDX 2006-AR6 04/28/06             $121,850.16
 1007259201          9201         XXXXXX9201             672                  INDX 2006-AR6 04/28/06             $262,416.20
 1007259474          9474         XXXXXX9474             672                  INDX 2006-AR6 04/28/06                $0.00
 1007259565          9565         XXXXXX9565             672                  INDX 2006-AR6 04/28/06             $228,831.45
 1007259797          9797         XXXXXX9797             672                  INDX 2006-AR6 04/28/06             $222,357.81
 1007261710          1710         XXXXXX1710             672                  INDX 2006-AR6 04/28/06             $260,365.84
 1007261827          1827         XXXXXX1827             672                  INDX 2006-AR6 04/28/06             $367,936.59
 1007261884          1884         XXXXXX1884             672                  INDX 2006-AR6 04/28/06             $295,030.21
 1007261900          1900         XXXXXX1900             672                  INDX 2006-AR6 04/28/06             $221,653.82
 1007261942          1942         XXXXXX1942             672                  INDX 2006-AR6 04/28/06                $0.00
 1007262072          2072         XXXXXX2072             672                  INDX 2006-AR6 04/28/06             $509,587.59
 1007264896          4896         XXXXXX4896             672                  INDX 2006-AR6 04/28/06             $441,312.49
 1007265091          5091         XXXXXX5091             672                  INDX 2006-AR6 04/28/06             $391,580.65
 1007265356          5356         XXXXXX5356             672                  INDX 2006-AR6 04/28/06             $506,271.23
 1007265760          5760         XXXXXX5760             672                  INDX 2006-AR6 04/28/06              $70,366.02
 1007265836          5836         XXXXXX5836             672                  INDX 2006-AR6 04/28/06             $344,803.93
 1007267410          7410         XXXXXX7410             672                  INDX 2006-AR6 04/28/06             $295,437.65
 1007267519          7519         XXXXXX7519             672                  INDX 2006-AR6 04/28/06             $217,987.62
 1007268111          8111         XXXXXX8111             672                  INDX 2006-AR6 04/28/06             $394,483.29
 1007268186          8186         XXXXXX8186             672                  INDX 2006-AR6 04/28/06             $209,363.60
 1007268368          8368         XXXXXX8368             672                  INDX 2006-AR6 04/28/06             $215,942.23
 1007268491          8491         XXXXXX8491             672                  INDX 2006-AR6 04/28/06             $271,132.72
 1007268632          8632         XXXXXX8632             672                  INDX 2006-AR6 04/28/06             $268,838.84
 1007268681          8681         XXXXXX8681             672                  INDX 2006-AR6 04/28/06             $255,735.87
 1007268756          8756         XXXXXX8756             672                  INDX 2006-AR6 04/28/06             $263,146.32
 1007268947          8947         XXXXXX8947             672                  INDX 2006-AR6 04/28/06             $444,811.28
 1007269200          9200         XXXXXX9200             672                  INDX 2006-AR6 04/28/06             $328,351.10
 1007269218          9218         XXXXXX9218             672                  INDX 2006-AR6 04/28/06             $366,621.72
 1007269531          9531         XXXXXX9531             672                  INDX 2006-AR6 04/28/06             $201,514.19
 1007269689          9689         XXXXXX9689             672                  INDX 2006-AR6 04/28/06             $335,153.24
 1007269937          9937         XXXXXX9937             672                  INDX 2006-AR6 04/28/06             $198,421.43
 1007269994          9994         XXXXXX9994             672                  INDX 2006-AR6 04/28/06             $263,613.53
 1007270075          0075         XXXXXX0075             672                  INDX 2006-AR6 04/28/06             $397,740.03
 1007270257          0257         XXXXXX0257             672                  INDX 2006-AR6 04/28/06             $207,497.59
 1007270364          0364         XXXXXX0364             672                  INDX 2006-AR6 04/28/06             $508,478.37
 1007270596          0596         XXXXXX0596             672                  INDX 2006-AR6 04/28/06              $96,980.44
 1007270737          0737         XXXXXX0737             672                  INDX 2006-AR6 04/28/06             $325,904.40
 1007270877          0877         XXXXXX0877             672                  INDX 2006-AR6 04/28/06             $600,257.88
 1007271081          1081         XXXXXX1081             672                  INDX 2006-AR6 04/28/06             $338,523.27
 1007271164          1164         XXXXXX1164             672                  INDX 2006-AR6 04/28/06              $60,368.11
 1007271214          1214         XXXXXX1214             672                  INDX 2006-AR6 04/28/06             $318,714.11
 1007271313          1313         XXXXXX1313             672                  INDX 2006-AR6 04/28/06             $318,298.65
 1007271586          1586         XXXXXX1586             672                  INDX 2006-AR6 04/28/06             $140,250.72
 1007271743          1743         XXXXXX1743             672                  INDX 2006-AR6 04/28/06                $0.00
 1007271800          1800         XXXXXX1800             672                  INDX 2006-AR6 04/28/06             $250,745.55
 1007271867          1867         XXXXXX1867             672                  INDX 2006-AR6 04/28/06             $530,873.63
 1007271974          1974         XXXXXX1974             672                  INDX 2006-AR6 04/28/06             $224,403.77
 1007272022          2022         XXXXXX2022             672                  INDX 2006-AR6 04/28/06             $391,182.37
 1007272485          2485         XXXXXX2485             672                  INDX 2006-AR6 04/28/06             $265,685.61
 1007272519          2519         XXXXXX2519             672                  INDX 2006-AR6 04/28/06             $548,282.24
 1007272865          2865         XXXXXX2865             672                  INDX 2006-AR6 04/28/06             $321,860.14
 1007272881          2881         XXXXXX2881             672                  INDX 2006-AR6 04/28/06             $430,716.39
 1007272949          2949         XXXXXX2949             672                  INDX 2006-AR6 04/28/06             $434,120.59
 1007273038          3038         XXXXXX3038             672                  INDX 2006-AR6 04/28/06             $393,097.00
 1007273251          3251         XXXXXX3251             672                  INDX 2006-AR6 04/28/06             $412,899.09
 1007273301          3301         XXXXXX3301             672                  INDX 2006-AR6 04/28/06             $167,310.57
 1007273541          3541         XXXXXX3541             672                  INDX 2006-AR6 04/28/06             $708,107.69
 1007273731          3731         XXXXXX3731             672                  INDX 2006-AR6 04/28/06             $244,356.60
 1007273855          3855         XXXXXX3855             672                  INDX 2006-AR6 04/28/06             $341,870.13
 1007274051          4051         XXXXXX4051             672                  INDX 2006-AR6 04/28/06             $271,531.89
 1007274077          4077         XXXXXX4077             672                  INDX 2006-AR6 04/28/06             $331,579.63
 1007274127          4127         XXXXXX4127             672                  INDX 2006-AR6 04/28/06             $347,638.37
 1007274317          4317         XXXXXX4317             672                  INDX 2006-AR6 04/28/06              $88,454.03
 1007274416          4416         XXXXXX4416             672                  INDX 2006-AR6 04/28/06             $163,654.13
 1007274424          4424         XXXXXX4424             672                  INDX 2006-AR6 04/28/06             $266,127.08
 1007274473          4473         XXXXXX4473             672                  INDX 2006-AR6 04/28/06             $290,328.46
 1007274499          4499         XXXXXX4499             672                  INDX 2006-AR6 04/28/06             $294,616.46
 1007274572          4572         XXXXXX4572             672                  INDX 2006-AR6 04/28/06             $351,498.57
 1007274796          4796         XXXXXX4796             672                  INDX 2006-AR6 04/28/06             $198,101.38
 1007274812          4812         XXXXXX4812             672                  INDX 2006-AR6 04/28/06              $76,232.83
 1007274861          4861         XXXXXX4861             672                  INDX 2006-AR6 04/28/06             $147,003.19
 1007274986          4986         XXXXXX4986             672                  INDX 2006-AR6 04/28/06              $63,636.73
 1007275009          5009         XXXXXX5009             672                  INDX 2006-AR6 04/28/06             $123,557.62
 1007275033          5033         XXXXXX5033             672                  INDX 2006-AR6 04/28/06             $254,373.77
 1007275207          5207         XXXXXX5207             672                  INDX 2006-AR6 04/28/06             $538,355.12
 1007275231          5231         XXXXXX5231             672                  INDX 2006-AR6 04/28/06             $560,879.73
 1007275306          5306         XXXXXX5306             672                  INDX 2006-AR6 04/28/06             $508,292.68
 1007275694          5694         XXXXXX5694             672                  INDX 2006-AR6 04/28/06             $315,217.85
 1007275900          5900         XXXXXX5900             672                  INDX 2006-AR6 04/28/06             $221,116.75
 1007276577          6577         XXXXXX6577             672                  INDX 2006-AR6 04/28/06             $209,981.62
 1007276627          6627         XXXXXX6627             672                  INDX 2006-AR6 04/28/06             $287,074.08
 1007276908          6908         XXXXXX6908             672                  INDX 2006-AR6 04/28/06             $332,540.45
 1007277138          7138         XXXXXX7138             672                  INDX 2006-AR6 04/28/06             $225,867.44
 1007277419          7419         XXXXXX7419             672                  INDX 2006-AR6 04/28/06             $333,155.26
 1007277427          7427         XXXXXX7427             672                  INDX 2006-AR6 04/28/06             $716,019.61
 1007278045          8045         XXXXXX8045             672                  INDX 2006-AR6 04/28/06             $229,781.10
 1007278102          8102         XXXXXX8102             672                  INDX 2006-AR6 04/28/06             $280,329.25
 1007278268          8268         XXXXXX8268             672                  INDX 2006-AR6 04/28/06             $665,686.49
 1007278607          8607         XXXXXX8607             672                  INDX 2006-AR6 04/28/06             $478,067.10
 1007279241          9241         XXXXXX9241             672                  INDX 2006-AR6 04/28/06             $208,460.06
 1007279464          9464         XXXXXX9464             672                  INDX 2006-AR6 04/28/06             $247,558.15
 1007279563          9563         XXXXXX9563             672                  INDX 2006-AR6 04/28/06             $423,859.48
 1007279712          9712         XXXXXX9712             672                  INDX 2006-AR6 04/28/06             $609,675.68
 1007279795          9795         XXXXXX9795             672                  INDX 2006-AR6 04/28/06             $245,567.22
 1007280108          0108         XXXXXX0108             672                  INDX 2006-AR6 04/28/06             $164,023.14
 1007280264          0264         XXXXXX0264             672                  INDX 2006-AR6 04/28/06             $463,531.48
 1007280454          0454         XXXXXX0454             672                  INDX 2006-AR6 04/28/06             $346,970.02
 1007280520          0520         XXXXXX0520             672                  INDX 2006-AR6 04/28/06             $111,469.14
 1007280876          0876         XXXXXX0876             672                  INDX 2006-AR6 04/28/06             $124,826.44
 1007280892          0892         XXXXXX0892             672                  INDX 2006-AR6 04/28/06             $139,502.47
 1007280991          0991         XXXXXX0991             672                  INDX 2006-AR6 04/28/06             $193,178.81
 1007281114          1114         XXXXXX1114             672                  INDX 2006-AR6 04/28/06             $214,792.69
 1007281460          1460         XXXXXX1460             672                  INDX 2006-AR6 04/28/06             $125,469.08
 1007281569          1569         XXXXXX1569             672                  INDX 2006-AR6 04/28/06             $340,268.49
 1007281585          1585         XXXXXX1585             672                  INDX 2006-AR6 04/28/06             $164,541.44
 1007281601          1601         XXXXXX1601             672                  INDX 2006-AR6 04/28/06             $119,164.89
 1007281643          1643         XXXXXX1643             672                  INDX 2006-AR6 04/28/06             $343,172.99
 1007281734          1734         XXXXXX1734             672                  INDX 2006-AR6 04/28/06             $507,358.14
 1007281833          1833         XXXXXX1833             672                  INDX 2006-AR6 04/28/06             $259,150.01
 1007282088          2088         XXXXXX2088             672                  INDX 2006-AR6 04/28/06             $171,494.04
 1007282096          2096         XXXXXX2096             672                  INDX 2006-AR6 04/28/06             $349,947.52
 1007282112          2112         XXXXXX2112             672                  INDX 2006-AR6 04/28/06             $344,829.14
 1007282229          2229         XXXXXX2229             672                  INDX 2006-AR6 04/28/06             $219,434.61
 1007282294          2294         XXXXXX2294             672                  INDX 2006-AR6 04/28/06             $159,301.08
 1007282427          2427         XXXXXX2427             672                  INDX 2006-AR6 04/28/06             $173,221.14
 1007282575          2575         XXXXXX2575             672                  INDX 2006-AR6 04/28/06             $199,556.78
 1007282674          2674         XXXXXX2674             672                  INDX 2006-AR6 04/28/06             $407,141.32
 1007282716          2716         XXXXXX2716             672                  INDX 2006-AR6 04/28/06             $247,990.19
 1007282724          2724         XXXXXX2724             672                  INDX 2006-AR6 04/28/06             $412,354.53
 1007282740          2740         XXXXXX2740             672                  INDX 2006-AR6 04/28/06             $233,750.53
 1007282872          2872         XXXXXX2872             672                  INDX 2006-AR6 04/28/06             $326,287.47
 1007283482          3482         XXXXXX3482             672                  INDX 2006-AR6 04/28/06             $328,326.81
 1007283490          3490         XXXXXX3490             672                  INDX 2006-AR6 04/28/06             $305,806.44
 1007284068          4068         XXXXXX4068             672                  INDX 2006-AR6 04/28/06             $197,981.30
 1007284720          4720         XXXXXX4720             672                  INDX 2006-AR6 04/28/06             $232,428.29
 1007284738          4738         XXXXXX4738             672                  INDX 2006-AR6 04/28/06             $249,379.31
 1007285016          5016         XXXXXX5016             672                  INDX 2006-AR6 04/28/06             $267,838.20
 1007285131          5131         XXXXXX5131             672                  INDX 2006-AR6 04/28/06             $148,153.73
 1007285479          5479         XXXXXX5479             672                  INDX 2006-AR6 04/28/06                $0.00
 1007285594          5594         XXXXXX5594             672                  INDX 2006-AR6 04/28/06             $261,088.88
 1007285628          5628         XXXXXX5628             672                  INDX 2006-AR6 04/28/06             $378,771.61
 1007285867          5867         XXXXXX5867             672                  INDX 2006-AR6 04/28/06             $430,522.34
 1007286204          6204         XXXXXX6204             672                  INDX 2006-AR6 04/28/06             $259,713.90
 1007286246          6246         XXXXXX6246             672                  INDX 2006-AR6 04/28/06             $452,186.77
 1007286378          6378         XXXXXX6378             672                  INDX 2006-AR6 04/28/06             $273,934.24
 1007286436          6436         XXXXXX6436             672                  INDX 2006-AR6 04/28/06             $209,692.28
 1007286550          6550         XXXXXX6550             672                  INDX 2006-AR6 04/28/06                $0.00
 1007286584          6584         XXXXXX6584             672                  INDX 2006-AR6 04/28/06             $142,846.14
 1007286600          6600         XXXXXX6600             672                  INDX 2006-AR6 04/28/06             $327,059.62
 1007286675          6675         XXXXXX6675             672                  INDX 2006-AR6 04/28/06             $454,463.06
 1007286766          6766         XXXXXX6766             672                  INDX 2006-AR6 04/28/06             $483,739.59
 1007286881          6881         XXXXXX6881             672                  INDX 2006-AR6 04/28/06             $476,377.08
 1007287160          7160         XXXXXX7160             672                  INDX 2006-AR6 04/28/06             $149,049.82
 1007287384          7384         XXXXXX7384             672                  INDX 2006-AR6 04/28/06             $115,304.12
 1007287590          7590         XXXXXX7590             672                  INDX 2006-AR6 04/28/06             $380,191.40
 1007287822          7822         XXXXXX7822             672                  INDX 2006-AR6 04/28/06             $195,531.52
 1007287871          7871         XXXXXX7871             672                  INDX 2006-AR6 04/28/06                $0.00
 1007287905          7905         XXXXXX7905             672                  INDX 2006-AR6 04/28/06             $202,285.82
 1007287921          7921         XXXXXX7921             672                  INDX 2006-AR6 04/28/06                $0.00
 1007287970          7970         XXXXXX7970             672                  INDX 2006-AR6 04/28/06             $592,091.11
 1007288150          8150         XXXXXX8150             672                  INDX 2006-AR6 04/28/06             $243,369.88
 1007288192          8192         XXXXXX8192             672                  INDX 2006-AR6 04/28/06             $335,684.07
 1007288200          8200         XXXXXX8200             672                  INDX 2006-AR6 04/28/06             $263,410.28
 1007288267          8267         XXXXXX8267             672                  INDX 2006-AR6 04/28/06              $91,108.99
 1007288564          8564         XXXXXX8564             672                  INDX 2006-AR6 04/28/06             $286,179.97
 1007288606          8606         XXXXXX8606             672                  INDX 2006-AR6 04/28/06             $367,087.12
 1007288630          8630         XXXXXX8630             672                  INDX 2006-AR6 04/28/06             $331,549.09
 1007288671          8671         XXXXXX8671             672                  INDX 2006-AR6 04/28/06             $247,707.22
 1007288895          8895         XXXXXX8895             672                  INDX 2006-AR6 04/28/06             $329,328.51
 1007289083          9083         XXXXXX9083             672                  INDX 2006-AR6 04/28/06             $163,602.24
 1007289232          9232         XXXXXX9232             672                  INDX 2006-AR6 04/28/06             $284,008.69
 1007289240          9240         XXXXXX9240             672                  INDX 2006-AR6 04/28/06             $335,455.44
 1007289679          9679         XXXXXX9679             672                  INDX 2006-AR6 04/28/06             $392,504.85
 1007289836          9836         XXXXXX9836             672                  INDX 2006-AR6 04/28/06             $386,239.95
 1007289877          9877         XXXXXX9877             672                  INDX 2006-AR6 04/28/06             $263,656.43
 1007289893          9893         XXXXXX9893             672                  INDX 2006-AR6 04/28/06             $498,432.33
 1007290123          0123         XXXXXX0123             672                  INDX 2006-AR6 04/28/06             $581,908.04
 1007290248          0248         XXXXXX0248             672                  INDX 2006-AR6 04/28/06             $232,017.48
 1007290255          0255         XXXXXX0255             672                  INDX 2006-AR6 04/28/06             $260,864.12
 1007290438          0438         XXXXXX0438             672                  INDX 2006-AR6 04/28/06             $362,123.24
 1007290859          0859         XXXXXX0859             672                  INDX 2006-AR6 04/28/06             $371,152.05
 1007291048          1048         XXXXXX1048             672                  INDX 2006-AR6 04/28/06             $644,373.16
 1007291238          1238         XXXXXX1238             672                  INDX 2006-AR6 04/28/06             $447,051.34
 1007291402          1402         XXXXXX1402             672                  INDX 2006-AR6 04/28/06             $175,998.50
 1007291766          1766         XXXXXX1766             672                  INDX 2006-AR6 04/28/06             $325,115.12
 1007291840          1840         XXXXXX1840             672                  INDX 2006-AR6 04/28/06                $0.00
 1007292228          2228         XXXXXX2228             672                  INDX 2006-AR6 04/28/06            $1,253,425.47
 1007292350          2350         XXXXXX2350             672                  INDX 2006-AR6 04/28/06             $234,247.18
 1007292376          2376         XXXXXX2376             672                  INDX 2006-AR6 04/28/06             $305,615.79
 1007293390          3390         XXXXXX3390             672                  INDX 2006-AR6 04/28/06             $275,398.53
 1007293515          3515         XXXXXX3515             672                  INDX 2006-AR6 04/28/06                $0.00
 1007293713          3713         XXXXXX3713             672                  INDX 2006-AR6 04/28/06             $229,137.66
 1007293739          3739         XXXXXX3739             672                  INDX 2006-AR6 04/28/06             $216,721.06
 1007293879          3879         XXXXXX3879             672                  INDX 2006-AR6 04/28/06                $0.00
 1007293911          3911         XXXXXX3911             672                  INDX 2006-AR6 04/28/06             $152,031.79
 1007293945          3945         XXXXXX3945             672                  INDX 2006-AR6 04/28/06             $172,972.76
 1007293994          3994         XXXXXX3994             672                  INDX 2006-AR6 04/28/06             $215,694.98
 1007294257          4257         XXXXXX4257             672                  INDX 2006-AR6 04/28/06             $287,138.92
 1007294588          4588         XXXXXX4588             672                  INDX 2006-AR6 04/28/06             $289,544.31
 1007294646          4646         XXXXXX4646             672                  INDX 2006-AR6 04/28/06                $0.00
 1007295056          5056         XXXXXX5056             672                  INDX 2006-AR6 04/28/06             $245,219.12
 1007295668          5668         XXXXXX5668             672                  INDX 2006-AR6 04/28/06             $129,870.37
 1007295874          5874         XXXXXX5874             672                  INDX 2006-AR6 04/28/06             $358,436.21
 1007296252          6252         XXXXXX6252             672                  INDX 2006-AR6 04/28/06                $0.00
 1007297128          7128         XXXXXX7128             672                  INDX 2006-AR6 04/28/06             $234,594.43
 1007297136          7136         XXXXXX7136             672                  INDX 2006-AR6 04/28/06             $448,831.95
 1007297177          7177         XXXXXX7177             672                  INDX 2006-AR6 04/28/06             $492,678.67
 1007297219          7219         XXXXXX7219             672                  INDX 2006-AR6 04/28/06             $306,253.98
 1007297409          7409         XXXXXX7409             672                  INDX 2006-AR6 04/28/06             $294,570.67
 1007297482          7482         XXXXXX7482             672                  INDX 2006-AR6 04/28/06             $175,688.79
 1007297599          7599         XXXXXX7599             672                  INDX 2006-AR6 04/28/06             $203,231.51
 1007298027          8027         XXXXXX8027             672                  INDX 2006-AR6 04/28/06             $450,218.72
 1007298043          8043         XXXXXX8043             672                  INDX 2006-AR6 04/28/06             $448,749.49
 1007298183          8183         XXXXXX8183             672                  INDX 2006-AR6 04/28/06             $179,018.43
 1007298266          8266         XXXXXX8266             672                  INDX 2006-AR6 04/28/06                $0.00
 1007298878          8878         XXXXXX8878             672                  INDX 2006-AR6 04/28/06             $154,869.36
 1007299181          9181         XXXXXX9181             672                  INDX 2006-AR6 04/28/06             $167,933.49
 1007299215          9215         XXXXXX9215             672                  INDX 2006-AR6 04/28/06             $316,126.43
 1007299397          9397         XXXXXX9397             672                  INDX 2006-AR6 04/28/06             $238,125.66
 1007299967          9967         XXXXXX9967             672                  INDX 2006-AR6 04/28/06             $349,390.91
 1007300039          0039         XXXXXX0039             672                  INDX 2006-AR6 04/28/06             $182,758.31
 1007300336          0336         XXXXXX0336             672                  INDX 2006-AR6 04/28/06             $626,813.01
 1007300583          0583         XXXXXX0583             672                  INDX 2006-AR6 04/28/06             $397,696.17
 1007300724          0724         XXXXXX0724             672                  INDX 2006-AR6 04/28/06             $220,243.56
 1007300807          0807         XXXXXX0807             672                  INDX 2006-AR6 04/28/06             $249,451.84
 1007300872          0872         XXXXXX0872             672                  INDX 2006-AR6 04/28/06                $0.00
 1007301078          1078         XXXXXX1078             672                  INDX 2006-AR6 04/28/06             $254,767.41
 1007301086          1086         XXXXXX1086             672                  INDX 2006-AR6 04/28/06             $135,013.08
 1007301292          1292         XXXXXX1292             672                  INDX 2006-AR6 04/28/06             $297,571.53
 1007301391          1391         XXXXXX1391             672                  INDX 2006-AR6 04/28/06             $272,486.16
 1007301540          1540         XXXXXX1540             672                  INDX 2006-AR6 04/28/06             $140,223.55
 1007301573          1573         XXXXXX1573             672                  INDX 2006-AR6 04/28/06                $0.00
 1007301854          1854         XXXXXX1854             672                  INDX 2006-AR6 04/28/06             $168,157.49
 1007301870          1870         XXXXXX1870             672                  INDX 2006-AR6 04/28/06             $426,167.75
 1007302126          2126         XXXXXX2126             672                  INDX 2006-AR6 04/28/06             $396,734.70
 1007302134          2134         XXXXXX2134             672                  INDX 2006-AR6 04/28/06              $96,621.16
 1007302191          2191         XXXXXX2191             672                  INDX 2006-AR6 04/28/06             $326,230.63
 1007302456          2456         XXXXXX2456             672                  INDX 2006-AR6 04/28/06             $230,498.39
 1007302464          2464         XXXXXX2464             672                  INDX 2006-AR6 04/28/06             $112,052.31
 1007302902          2902         XXXXXX2902             672                  INDX 2006-AR6 04/28/06             $431,873.68
 1007302910          2910         XXXXXX2910             672                  INDX 2006-AR6 04/28/06             $243,284.96
 1007302936          2936         XXXXXX2936             672                  INDX 2006-AR6 04/28/06             $331,139.01
 1007303090          3090         XXXXXX3090             672                  INDX 2006-AR6 04/28/06             $391,774.99
 1007303199          3199         XXXXXX3199             672                  INDX 2006-AR6 04/28/06             $358,667.93
 1007303496          3496         XXXXXX3496             672                  INDX 2006-AR6 04/28/06             $298,935.60
 1007303736          3736         XXXXXX3736             672                  INDX 2006-AR6 04/28/06              $59,608.94
 1007303827          3827         XXXXXX3827             672                  INDX 2006-AR6 04/28/06                $0.00
 1007304064          4064         XXXXXX4064             672                  INDX 2006-AR6 04/28/06             $157,778.31
 1007304262          4262         XXXXXX4262             672                  INDX 2006-AR6 04/28/06             $402,487.48
 1007304502          4502         XXXXXX4502             672                  INDX 2006-AR6 04/28/06             $231,614.22
 1007304627          4627         XXXXXX4627             672                  INDX 2006-AR6 04/28/06             $221,003.74
 1007304668          4668         XXXXXX4668             672                  INDX 2006-AR6 04/28/06             $315,169.12
 1007304700          4700         XXXXXX4700             672                  INDX 2006-AR6 04/28/06             $583,335.10
 1007305004          5004         XXXXXX5004             672                  INDX 2006-AR6 04/28/06             $279,377.20
 1007305129          5129         XXXXXX5129             672                  INDX 2006-AR6 04/28/06             $376,390.97
 1007305392          5392         XXXXXX5392             672                  INDX 2006-AR6 04/28/06             $183,861.28
 1007305962          5962         XXXXXX5962             672                  INDX 2006-AR6 04/28/06             $406,676.69
 1007306051          6051         XXXXXX6051             672                  INDX 2006-AR6 04/28/06             $181,359.01
 1007306093          6093         XXXXXX6093             672                  INDX 2006-AR6 04/28/06                $0.00
 1007306176          6176         XXXXXX6176             672                  INDX 2006-AR6 04/28/06             $137,127.43
 1007306234          6234         XXXXXX6234             672                  INDX 2006-AR6 04/28/06             $190,207.94
 1007306390          6390         XXXXXX6390             672                  INDX 2006-AR6 04/28/06             $213,032.16
 1007306408          6408         XXXXXX6408             672                  INDX 2006-AR6 04/28/06             $495,469.41
 1007306416          6416         XXXXXX6416             672                  INDX 2006-AR6 04/28/06             $443,400.44
 1007306655          6655         XXXXXX6655             672                  INDX 2006-AR6 04/28/06             $165,218.75
 1007306747          6747         XXXXXX6747             672                  INDX 2006-AR6 04/28/06             $636,491.35
 1007306804          6804         XXXXXX6804             672                  INDX 2006-AR6 04/28/06             $150,365.40
 1007307018          7018         XXXXXX7018             672                  INDX 2006-AR6 04/28/06             $396,581.13
 1007307265          7265         XXXXXX7265             672                  INDX 2006-AR6 04/28/06             $281,182.91
 1007307323          7323         XXXXXX7323             672                  INDX 2006-AR6 04/28/06             $278,044.35
 1007308347          8347         XXXXXX8347             672                  INDX 2006-AR6 04/28/06             $299,090.72
 1007308735          8735         XXXXXX8735             672                  INDX 2006-AR6 04/28/06             $296,933.78
 1007308875          8875         XXXXXX8875             672                  INDX 2006-AR6 04/28/06             $162,918.68
 1007309063          9063         XXXXXX9063             672                  INDX 2006-AR6 04/28/06             $629,383.37
 1007309097          9097         XXXXXX9097             672                  INDX 2006-AR6 04/28/06             $169,547.47
 1007309303          9303         XXXXXX9303             672                  INDX 2006-AR6 04/28/06             $167,403.10
 1007309337          9337         XXXXXX9337             672                  INDX 2006-AR6 04/28/06             $380,900.83
 1007309378          9378         XXXXXX9378             672                  INDX 2006-AR6 04/28/06             $424,792.53
 1007309808          9808         XXXXXX9808             672                  INDX 2006-AR6 04/28/06             $191,979.75
 1007309816          9816         XXXXXX9816             672                  INDX 2006-AR6 04/28/06             $304,039.51
 1007310129          0129         XXXXXX0129             672                  INDX 2006-AR6 04/28/06             $207,698.08
 1007310210          0210         XXXXXX0210             672                  INDX 2006-AR6 04/28/06             $540,458.29
 1007310301          0301         XXXXXX0301             672                  INDX 2006-AR6 04/28/06             $406,470.00
 1007310368          0368         XXXXXX0368             672                  INDX 2006-AR6 04/28/06             $390,830.48
 1007310517          0517         XXXXXX0517             672                  INDX 2006-AR6 04/28/06             $447,106.36
 1007310574          0574         XXXXXX0574             672                  INDX 2006-AR6 04/28/06             $178,398.37
 1007311010          1010         XXXXXX1010             672                  INDX 2006-AR6 04/28/06             $185,022.56
 1007311275          1275         XXXXXX1275             672                  INDX 2006-AR6 04/28/06             $420,941.57
 1007311309          1309         XXXXXX1309             672                  INDX 2006-AR6 04/28/06             $270,899.03
 1007311333          1333         XXXXXX1333             672                  INDX 2006-AR6 04/28/06             $220,343.10
 1007311473          1473         XXXXXX1473             672                  INDX 2006-AR6 04/28/06             $224,129.42
 1007311572          1572         XXXXXX1572             672                  INDX 2006-AR6 04/28/06             $203,599.10
 1007311580          1580         XXXXXX1580             672                  INDX 2006-AR6 04/28/06             $341,163.06
 1007311648          1648         XXXXXX1648             672                  INDX 2006-AR6 04/28/06             $276,038.88
 1007311838          1838         XXXXXX1838             672                  INDX 2006-AR6 04/28/06             $277,328.61
 1007311887          1887         XXXXXX1887             672                  INDX 2006-AR6 04/28/06             $182,790.03
 1007312240          2240         XXXXXX2240             672                  INDX 2006-AR6 04/28/06             $160,897.88
 1007312281          2281         XXXXXX2281             672                  INDX 2006-AR6 04/28/06             $186,782.98
 1007312307          2307         XXXXXX2307             672                  INDX 2006-AR6 04/28/06             $340,346.34
 1007312315          2315         XXXXXX2315             672                  INDX 2006-AR6 04/28/06             $285,355.28
 1007312422          2422         XXXXXX2422             672                  INDX 2006-AR6 04/28/06                $0.00
 1007312448          2448         XXXXXX2448             672                  INDX 2006-AR6 04/28/06             $325,950.82
 1007313008          3008         XXXXXX3008             672                  INDX 2006-AR6 04/28/06             $142,750.81
 1007313222          3222         XXXXXX3222             672                  INDX 2006-AR6 04/28/06              $97,519.65
 1007313255          3255         XXXXXX3255             672                  INDX 2006-AR6 04/28/06             $354,983.64
 1007313263          3263         XXXXXX3263             672                  INDX 2006-AR6 04/28/06             $358,730.85
 1007313347          3347         XXXXXX3347             672                  INDX 2006-AR6 04/28/06             $185,657.76
 1007313792          3792         XXXXXX3792             672                  INDX 2006-AR6 04/28/06             $407,627.68
 1007313917          3917         XXXXXX3917             672                  INDX 2006-AR6 04/28/06             $245,199.14
 1007314584          4584         XXXXXX4584             672                  INDX 2006-AR6 04/28/06             $224,850.19
 1007314774          4774         XXXXXX4774             672                  INDX 2006-AR6 04/28/06             $195,107.72
 1007315110          5110         XXXXXX5110             672                  INDX 2006-AR6 04/28/06             $113,934.60
 1007315276          5276         XXXXXX5276             672                  INDX 2006-AR6 04/28/06              $64,257.56
 1007315284          5284         XXXXXX5284             672                  INDX 2006-AR6 04/28/06             $262,606.17
 1007315292          5292         XXXXXX5292             672                  INDX 2006-AR6 04/28/06             $285,367.74
 1007315334          5334         XXXXXX5334             672                  INDX 2006-AR6 04/28/06             $192,987.98
 1007315342          5342         XXXXXX5342             672                  INDX 2006-AR6 04/28/06             $186,651.14
 1007315946          5946         XXXXXX5946             672                  INDX 2006-AR6 04/28/06            $1,008,591.79
 1007316225          6225         XXXXXX6225             672                  INDX 2006-AR6 04/28/06             $174,210.08
 1007316258          6258         XXXXXX6258             672                  INDX 2006-AR6 04/28/06             $309,064.02
 1007316449          6449         XXXXXX6449             672                  INDX 2006-AR6 04/28/06             $331,989.10
 1007316530          6530         XXXXXX6530             672                  INDX 2006-AR6 04/28/06             $366,547.98
 1007316845          6845         XXXXXX6845             672                  INDX 2006-AR6 04/28/06             $340,825.82
 1007316910          6910         XXXXXX6910             672                  INDX 2006-AR6 04/28/06             $570,230.07
 1007316936          6936         XXXXXX6936             672                  INDX 2006-AR6 04/28/06             $165,085.95
 1007317173          7173         XXXXXX7173             672                  INDX 2006-AR6 04/28/06             $337,644.56
 1007317256          7256         XXXXXX7256             672                  INDX 2006-AR6 04/28/06             $229,227.23
 1007317363          7363         XXXXXX7363             672                  INDX 2006-AR6 04/28/06             $509,225.63
 1007317488          7488         XXXXXX7488             672                  INDX 2006-AR6 04/28/06             $162,213.26
 1007317975          7975         XXXXXX7975             672                  INDX 2006-AR6 04/28/06             $399,482.73
 1007318015          8015         XXXXXX8015             672                  INDX 2006-AR6 04/28/06             $180,166.65
 1007318023          8023         XXXXXX8023             672                  INDX 2006-AR6 04/28/06             $158,120.19
 1007318072          8072         XXXXXX8072             672                  INDX 2006-AR6 04/28/06             $287,470.39
 1007318114          8114         XXXXXX8114             672                  INDX 2006-AR6 04/28/06                $0.00
 1007318122          8122         XXXXXX8122             672                  INDX 2006-AR6 04/28/06             $200,705.46
 1007318338          8338         XXXXXX8338             672                  INDX 2006-AR6 04/28/06             $184,960.96
 1007318379          8379         XXXXXX8379             672                  INDX 2006-AR6 04/28/06             $503,157.10
 1007318387          8387         XXXXXX8387             672                  INDX 2006-AR6 04/28/06             $358,317.02
 1007318585          8585         XXXXXX8585             672                  INDX 2006-AR6 04/28/06             $527,656.48
 1007318718          8718         XXXXXX8718             672                  INDX 2006-AR6 04/28/06             $661,315.37
 1007318940          8940         XXXXXX8940             672                  INDX 2006-AR6 04/28/06             $398,130.24
 1007319013          9013         XXXXXX9013             672                  INDX 2006-AR6 04/28/06             $358,837.75
 1007319070          9070         XXXXXX9070             672                  INDX 2006-AR6 04/28/06             $204,552.26
 1007319120          9120         XXXXXX9120             672                  INDX 2006-AR6 04/28/06                $0.00
 1007319187          9187         XXXXXX9187             672                  INDX 2006-AR6 04/28/06             $456,835.00
 1007319401          9401         XXXXXX9401             672                  INDX 2006-AR6 04/28/06             $196,218.18
 1007320128          0128         XXXXXX0128             672                  INDX 2006-AR6 04/28/06             $355,579.59
 1007320490          0490         XXXXXX0490             672                  INDX 2006-AR6 04/28/06             $273,859.09
 1007320706          0706         XXXXXX0706             672                  INDX 2006-AR6 04/28/06             $398,602.93
 1007320839          0839         XXXXXX0839             672                  INDX 2006-AR6 04/28/06             $184,446.29
 1007321035          1035         XXXXXX1035             672                  INDX 2006-AR6 04/28/06             $266,752.05
 1007321506          1506         XXXXXX1506             672                  INDX 2006-AR6 04/28/06             $344,454.00
 1007321977          1977         XXXXXX1977             672                  INDX 2006-AR6 04/28/06             $394,256.50
 1007322009          2009         XXXXXX2009             672                  INDX 2006-AR6 04/28/06             $652,814.23
 1007322033          2033         XXXXXX2033             672                  INDX 2006-AR6 04/28/06             $364,980.29
 1007322173          2173         XXXXXX2173             672                  INDX 2006-AR6 04/28/06             $345,746.47
 1007322249          2249         XXXXXX2249             672                  INDX 2006-AR6 04/28/06             $302,170.68
 1007322520          2520         XXXXXX2520             672                  INDX 2006-AR6 04/28/06                $0.00
 1007322652          2652         XXXXXX2652             672                  INDX 2006-AR6 04/28/06             $199,072.36
 1007322736          2736         XXXXXX2736             672                  INDX 2006-AR6 04/28/06             $284,335.68
 1007323163          3163         XXXXXX3163             672                  INDX 2006-AR6 04/28/06             $214,314.23
 1007323528          3528         XXXXXX3528             672                  INDX 2006-AR6 04/28/06             $443,437.86
 1007323676          3676         XXXXXX3676             672                  INDX 2006-AR6 04/28/06             $273,144.07
 1007323700          3700         XXXXXX3700             672                  INDX 2006-AR6 04/28/06             $325,043.42
 1007323866          3866         XXXXXX3866             672                  INDX 2006-AR6 04/28/06             $285,341.33
 1007323908          3908         XXXXXX3908             672                  INDX 2006-AR6 04/28/06             $357,270.66
 1007323965          3965         XXXXXX3965             672                  INDX 2006-AR6 04/28/06             $435,033.48
 1007324161          4161         XXXXXX4161             672                  INDX 2006-AR6 04/28/06             $378,938.46
 1007324187          4187         XXXXXX4187             672                  INDX 2006-AR6 04/28/06             $948,483.69
 1007324245          4245         XXXXXX4245             672                  INDX 2006-AR6 04/28/06             $328,992.61
 1007324385          4385         XXXXXX4385             672                  INDX 2006-AR6 04/28/06             $250,997.61
 1007324534          4534         XXXXXX4534             672                  INDX 2006-AR6 04/28/06             $415,772.29
 1007324609          4609         XXXXXX4609             672                  INDX 2006-AR6 04/28/06             $510,893.70
 1007324732          4732         XXXXXX4732             672                  INDX 2006-AR6 04/28/06             $245,274.37
 1007325382          5382         XXXXXX5382             672                  INDX 2006-AR6 04/28/06             $181,762.37
 1007326372          6372         XXXXXX6372             672                  INDX 2006-AR6 04/28/06             $327,815.07
 1007326653          6653         XXXXXX6653             672                  INDX 2006-AR6 04/28/06             $329,900.24
 1007326703          6703         XXXXXX6703             672                  INDX 2006-AR6 04/28/06             $273,514.30
 1007326794          6794         XXXXXX6794             672                  INDX 2006-AR6 04/28/06             $367,876.06
 1007326901          6901         XXXXXX6901             672                  INDX 2006-AR6 04/28/06             $318,329.86
 1007327057          7057         XXXXXX7057             672                  INDX 2006-AR6 04/28/06             $124,086.71
 1007327081          7081         XXXXXX7081             672                  INDX 2006-AR6 04/28/06             $203,972.61
 1007327164          7164         XXXXXX7164             672                  INDX 2006-AR6 04/28/06             $406,305.45
 1007327206          7206         XXXXXX7206             672                  INDX 2006-AR6 04/28/06             $123,044.63
 1007327453          7453         XXXXXX7453             672                  INDX 2006-AR6 04/28/06             $202,403.03
 1007327461          7461         XXXXXX7461             672                  INDX 2006-AR6 04/28/06             $366,481.40
 1007327586          7586         XXXXXX7586             672                  INDX 2006-AR6 04/28/06             $514,329.74
 1007327610          7610         XXXXXX7610             672                  INDX 2006-AR6 04/28/06             $407,859.23
 1007327867          7867         XXXXXX7867             672                  INDX 2006-AR6 04/28/06             $208,877.56
 1007327925          7925         XXXXXX7925             672                  INDX 2006-AR6 04/28/06             $318,226.04
 1007328022          8022         XXXXXX8022             672                  INDX 2006-AR6 04/28/06             $460,604.49
 1007328071          8071         XXXXXX8071             672                  INDX 2006-AR6 04/28/06             $396,363.43
 1007328089          8089         XXXXXX8089             672                  INDX 2006-AR6 04/28/06             $266,735.57
 1007328162          8162         XXXXXX8162             672                  INDX 2006-AR6 04/28/06             $782,137.02
 1007328253          8253         XXXXXX8253             672                  INDX 2006-AR6 04/28/06             $167,806.36
 1007328279          8279         XXXXXX8279             672                  INDX 2006-AR6 04/28/06             $266,912.87
 1007328303          8303         XXXXXX8303             672                  INDX 2006-AR6 04/28/06             $186,601.77
 1007328337          8337         XXXXXX8337             672                  INDX 2006-AR6 04/28/06             $269,034.40
 1007328386          8386         XXXXXX8386             672                  INDX 2006-AR6 04/28/06             $324,509.79
 1007328501          8501         XXXXXX8501             672                  INDX 2006-AR6 04/28/06             $284,872.29
 1007328550          8550         XXXXXX8550             672                  INDX 2006-AR6 04/28/06             $286,219.25
 1007328568          8568         XXXXXX8568             672                  INDX 2006-AR6 04/28/06             $426,708.83
 1007328659          8659         XXXXXX8659             672                  INDX 2006-AR6 04/28/06             $252,578.71
 1007328881          8881         XXXXXX8881             672                  INDX 2006-AR6 04/28/06             $513,038.35
 1007328964          8964         XXXXXX8964             672                  INDX 2006-AR6 04/28/06             $447,059.29
 1007329186          9186         XXXXXX9186             672                  INDX 2006-AR6 04/28/06             $500,010.76
 1007329426          9426         XXXXXX9426             672                  INDX 2006-AR6 04/28/06             $289,105.35
 1007329681          9681         XXXXXX9681             672                  INDX 2006-AR6 04/28/06             $304,631.18
 1007330085          0085         XXXXXX0085             672                  INDX 2006-AR6 04/28/06             $427,121.82
 1007330267          0267         XXXXXX0267             672                  INDX 2006-AR6 04/28/06             $156,054.09
 1007330283          0283         XXXXXX0283             672                  INDX 2006-AR6 04/28/06             $388,383.54
 1007330390          0390         XXXXXX0390             672                  INDX 2006-AR6 04/28/06             $143,080.03
 1007330457          0457         XXXXXX0457             672                  INDX 2006-AR6 04/28/06             $427,987.82
 1007330929          0929         XXXXXX0929             672                  INDX 2006-AR6 04/28/06             $156,622.19
 1007331000          1000         XXXXXX1000             672                  INDX 2006-AR6 04/28/06             $302,835.67
 1007331182          1182         XXXXXX1182             672                  INDX 2006-AR6 04/28/06                $0.00
 1007331216          1216         XXXXXX1216             672                  INDX 2006-AR6 04/28/06             $668,852.84
 1007331307          1307         XXXXXX1307             672                  INDX 2006-AR6 04/28/06             $555,223.65
 1007331927          1927         XXXXXX1927             672                  INDX 2006-AR6 04/28/06             $333,481.61
 1007331935          1935         XXXXXX1935             672                  INDX 2006-AR6 04/28/06             $324,641.86
 1007331976          1976         XXXXXX1976             672                  INDX 2006-AR6 04/28/06             $154,828.64
 1007332651          2651         XXXXXX2651             672                  INDX 2006-AR6 04/28/06             $387,637.57
 1007332842          2842         XXXXXX2842             672                  INDX 2006-AR6 04/28/06             $376,133.31
 1007333832          3832         XXXXXX3832             672                  INDX 2006-AR6 04/28/06             $187,010.20
 1007333857          3857         XXXXXX3857             672                  INDX 2006-AR6 04/28/06             $211,029.52
 1007334574          4574         XXXXXX4574             672                  INDX 2006-AR6 04/28/06             $318,127.70
 1007334822          4822         XXXXXX4822             672                  INDX 2006-AR6 04/28/06             $421,595.17
 1007334848          4848         XXXXXX4848             672                  INDX 2006-AR6 04/28/06             $198,974.48
 1007334889          4889         XXXXXX4889             672                  INDX 2006-AR6 04/28/06             $497,171.33
 1007335019          5019         XXXXXX5019             672                  INDX 2006-AR6 04/28/06             $141,749.23
 1007336173          6173         XXXXXX6173             672                  INDX 2006-AR6 04/28/06             $222,613.59
 1007336462          6462         XXXXXX6462             672                  INDX 2006-AR6 04/28/06             $661,990.87
 1007336827          6827         XXXXXX6827             672                  INDX 2006-AR6 04/28/06              $78,190.75
 1007336884          6884         XXXXXX6884             672                  INDX 2006-AR6 04/28/06             $272,988.05
 1007337221          7221         XXXXXX7221             672                  INDX 2006-AR6 04/28/06             $261,029.41
 1007337429          7429         XXXXXX7429             672                  INDX 2006-AR6 04/28/06             $344,391.50
 1007337809          7809         XXXXXX7809             672                  INDX 2006-AR6 04/28/06             $285,501.60
 1007338120          8120         XXXXXX8120             672                  INDX 2006-AR6 04/28/06             $239,011.44
 1007338179          8179         XXXXXX8179             672                  INDX 2006-AR6 04/28/06             $200,211.47
 1007338468          8468         XXXXXX8468             672                  INDX 2006-AR6 04/28/06             $401,931.90
 1007338708          8708         XXXXXX8708             672                  INDX 2006-AR6 04/28/06             $369,046.04
 1007339185          9185         XXXXXX9185             672                  INDX 2006-AR6 04/28/06             $391,175.12
 1007339367          9367         XXXXXX9367             672                  INDX 2006-AR6 04/28/06             $206,953.29
 1007339425          9425         XXXXXX9425             672                  INDX 2006-AR6 04/28/06             $284,930.20
 1007339987          9987         XXXXXX9987             672                  INDX 2006-AR6 04/28/06             $301,351.64
 1007340092          0092         XXXXXX0092             672                  INDX 2006-AR6 04/28/06             $142,684.52
 1007340118          0118         XXXXXX0118             672                  INDX 2006-AR6 04/28/06             $437,963.59
 1007340472          0472         XXXXXX0472             672                  INDX 2006-AR6 04/28/06             $299,471.39
 1007340563          0563         XXXXXX0563             672                  INDX 2006-AR6 04/28/06             $282,084.78
 1007340639          0639         XXXXXX0639             672                  INDX 2006-AR6 04/28/06             $249,993.16
 1007340803          0803         XXXXXX0803             672                  INDX 2006-AR6 04/28/06             $487,282.28
 1007341090          1090         XXXXXX1090             672                  INDX 2006-AR6 04/28/06              $55,943.97
 1007341397          1397         XXXXXX1397             672                  INDX 2006-AR6 04/28/06             $200,591.93
 1007341603          1603         XXXXXX1603             672                  INDX 2006-AR6 04/28/06             $286,437.09
 1007341611          1611         XXXXXX1611             672                  INDX 2006-AR6 04/28/06             $291,893.09
 1007341728          1728         XXXXXX1728             672                  INDX 2006-AR6 04/28/06             $150,344.02
 1007341884          1884         XXXXXX1884             672                  INDX 2006-AR6 04/28/06             $172,989.11
 1007342163          2163         XXXXXX2163             672                  INDX 2006-AR6 04/28/06             $422,056.72
 1007342411          2411         XXXXXX2411             672                  INDX 2006-AR6 04/28/06             $353,495.61
 1007342619          2619         XXXXXX2619             672                  INDX 2006-AR6 04/28/06                $0.00
 1007342627          2627         XXXXXX2627             672                  INDX 2006-AR6 04/28/06             $265,504.48
 1007343047          3047         XXXXXX3047             672                  INDX 2006-AR6 04/28/06             $171,614.26
 1007343120          3120         XXXXXX3120             672                  INDX 2006-AR6 04/28/06             $483,799.12
 1007343385          3385         XXXXXX3385             672                  INDX 2006-AR6 04/28/06             $178,900.43
 1007343393          3393         XXXXXX3393             672                  INDX 2006-AR6 04/28/06             $577,555.33
 1007343583          3583         XXXXXX3583             672                  INDX 2006-AR6 04/28/06             $137,595.37
 1007344094          4094         XXXXXX4094             672                  INDX 2006-AR6 04/28/06             $264,473.89
 1007344441          4441         XXXXXX4441             672                  INDX 2006-AR6 04/28/06             $348,782.39
 1007344920          4920         XXXXXX4920             672                  INDX 2006-AR6 04/28/06             $355,237.10
 1007345075          5075         XXXXXX5075             672                  INDX 2006-AR6 04/28/06             $232,400.13
 1007345174          5174         XXXXXX5174             672                  INDX 2006-AR6 04/28/06             $144,058.25
 1007345273          5273         XXXXXX5273             672                  INDX 2006-AR6 04/28/06             $209,541.19
 1007345471          5471         XXXXXX5471             672                  INDX 2006-AR6 04/28/06             $331,125.79
 1007345836          5836         XXXXXX5836             672                  INDX 2006-AR6 04/28/06             $321,289.66
 1007345877          5877         XXXXXX5877             672                  INDX 2006-AR6 04/28/06             $865,422.24
 1007346362          6362         XXXXXX6362             672                  INDX 2006-AR6 04/28/06             $273,811.33
 1007347014          7014         XXXXXX7014             672                  INDX 2006-AR6 04/28/06             $406,727.58
 1007347055          7055         XXXXXX7055             672                  INDX 2006-AR6 04/28/06             $546,684.11
 1007347303          7303         XXXXXX7303             672                  INDX 2006-AR6 04/28/06             $374,960.42
 1007347527          7527         XXXXXX7527             672                  INDX 2006-AR6 04/28/06             $732,699.07
 1007347618          7618         XXXXXX7618             672                  INDX 2006-AR6 04/28/06             $252,258.23
 1007348095          8095         XXXXXX8095             672                  INDX 2006-AR6 04/28/06             $380,139.33
 1007348368          8368         XXXXXX8368             672                  INDX 2006-AR6 04/28/06                $0.00
 1007348590          8590         XXXXXX8590             672                  INDX 2006-AR6 04/28/06             $346,252.54
 1007348673          8673         XXXXXX8673             672                  INDX 2006-AR6 04/28/06             $321,011.45
 1007348707          8707         XXXXXX8707             672                  INDX 2006-AR6 04/28/06             $130,003.66
 1007348822          8822         XXXXXX8822             672                  INDX 2006-AR6 04/28/06             $243,926.16
 1007349143          9143         XXXXXX9143             672                  INDX 2006-AR6 04/28/06             $318,939.53
 1007349218          9218         XXXXXX9218             672                  INDX 2006-AR6 04/28/06             $116,041.74
 1007349564          9564         XXXXXX9564             672                  INDX 2006-AR6 04/28/06              $76,549.04
 1007349622          9622         XXXXXX9622             672                  INDX 2006-AR6 04/28/06             $422,009.97
 1007349721          9721         XXXXXX9721             672                  INDX 2006-AR6 04/28/06             $233,412.32
 1007349937          9937         XXXXXX9937             672                  INDX 2006-AR6 04/28/06             $199,204.58
 1007350059          0059         XXXXXX0059             672                  INDX 2006-AR6 04/28/06             $165,735.79
 1007350067          0067         XXXXXX0067             672                  INDX 2006-AR6 04/28/06             $175,318.75
 1007350232          0232         XXXXXX0232             672                  INDX 2006-AR6 04/28/06             $310,970.91
 1007350281          0281         XXXXXX0281             672                  INDX 2006-AR6 04/28/06             $351,577.82
 1007350489          0489         XXXXXX0489             672                  INDX 2006-AR6 04/28/06             $255,555.43
 1007350588          0588         XXXXXX0588             672                  INDX 2006-AR6 04/28/06                $0.00
 1007350737          0737         XXXXXX0737             672                  INDX 2006-AR6 04/28/06             $264,051.61
 1007350786          0786         XXXXXX0786             672                  INDX 2006-AR6 04/28/06             $283,986.10
 1007350935          0935         XXXXXX0935             672                  INDX 2006-AR6 04/28/06             $584,345.33
 1007350992          0992         XXXXXX0992             672                  INDX 2006-AR6 04/28/06             $284,394.65
 1007351099          1099         XXXXXX1099             672                  INDX 2006-AR6 04/28/06             $259,299.89
 1007351180          1180         XXXXXX1180             672                  INDX 2006-AR6 04/28/06             $307,118.73
 1007351214          1214         XXXXXX1214             672                  INDX 2006-AR6 04/28/06             $153,379.81
 1007351222          1222         XXXXXX1222             672                  INDX 2006-AR6 04/28/06             $591,095.47
 1007351271          1271         XXXXXX1271             672                  INDX 2006-AR6 04/28/06             $281,385.93
 1007351404          1404         XXXXXX1404             672                  INDX 2006-AR6 04/28/06             $188,387.54
 1007351438          1438         XXXXXX1438             672                  INDX 2006-AR6 04/28/06             $418,878.53
 1007351461          1461         XXXXXX1461             672                  INDX 2006-AR6 04/28/06             $388,983.63
 1007351503          1503         XXXXXX1503             672                  INDX 2006-AR6 04/28/06             $257,611.23
 1007351594          1594         XXXXXX1594             672                  INDX 2006-AR6 04/28/06             $264,513.87
 1007351628          1628         XXXXXX1628             672                  INDX 2006-AR6 04/28/06             $212,720.43
 1007351743          1743         XXXXXX1743             672                  INDX 2006-AR6 04/28/06             $206,507.53
 1007351750          1750         XXXXXX1750             672                  INDX 2006-AR6 04/28/06             $196,539.68
 1007351784          1784         XXXXXX1784             672                  INDX 2006-AR6 04/28/06             $306,590.52
 1007352766          2766         XXXXXX2766             672                  INDX 2006-AR6 04/28/06             $296,430.87
 1007352907          2907         XXXXXX2907             672                  INDX 2006-AR6 04/28/06             $317,637.22
 1007352998          2998         XXXXXX2998             672                  INDX 2006-AR6 04/28/06             $260,698.30
 1007353012          3012         XXXXXX3012             672                  INDX 2006-AR6 04/28/06             $284,813.67
 1007353574          3574         XXXXXX3574             672                  INDX 2006-AR6 04/28/06             $322,280.00
 1007353806          3806         XXXXXX3806             672                  INDX 2006-AR6 04/28/06             $344,965.53
 1007353913          3913         XXXXXX3913             672                  INDX 2006-AR6 04/28/06             $508,114.34
 1007354226          4226         XXXXXX4226             672                  INDX 2006-AR6 04/28/06             $238,505.72
 1007354267          4267         XXXXXX4267             672                  INDX 2006-AR6 04/28/06             $297,637.11
 1007354366          4366         XXXXXX4366             672                  INDX 2006-AR6 04/28/06             $439,921.28
 1007354440          4440         XXXXXX4440             672                  INDX 2006-AR6 04/28/06             $295,478.62
 1007354549          4549         XXXXXX4549             672                  INDX 2006-AR6 04/28/06             $320,667.44
 1007354614          4614         XXXXXX4614             672                  INDX 2006-AR6 04/28/06             $306,162.88
 1007354721          4721         XXXXXX4721             672                  INDX 2006-AR6 04/28/06             $388,263.51
 1007354846          4846         XXXXXX4846             672                  INDX 2006-AR6 04/28/06             $281,683.05
 1007355488          5488         XXXXXX5488             672                  INDX 2006-AR6 04/28/06             $233,573.89
 1007355538          5538         XXXXXX5538             672                  INDX 2006-AR6 04/28/06             $438,427.53
 1007355595          5595         XXXXXX5595             672                  INDX 2006-AR6 04/28/06             $336,820.21
 1007355843          5843         XXXXXX5843             672                  INDX 2006-AR6 04/28/06             $300,128.94
 1007356015          6015         XXXXXX6015             672                  INDX 2006-AR6 04/28/06             $245,119.92
 1007356353          6353         XXXXXX6353             672                  INDX 2006-AR6 04/28/06             $108,795.25
 1007356387          6387         XXXXXX6387             672                  INDX 2006-AR6 04/28/06             $251,867.43
 1007356536          6536         XXXXXX6536             672                  INDX 2006-AR6 04/28/06             $145,861.48
 1007357294          7294         XXXXXX7294             672                  INDX 2006-AR6 04/28/06             $265,523.76
 1007357310          7310         XXXXXX7310             672                  INDX 2006-AR6 04/28/06             $187,863.88
 1007357427          7427         XXXXXX7427             672                  INDX 2006-AR6 04/28/06             $324,482.09
 1007357526          7526         XXXXXX7526             672                  INDX 2006-AR6 04/28/06             $231,782.75
 1007357625          7625         XXXXXX7625             672                  INDX 2006-AR6 04/28/06             $298,269.11
 1007357831          7831         XXXXXX7831             672                  INDX 2006-AR6 04/28/06             $299,512.68
 1007357922          7922         XXXXXX7922             672                  INDX 2006-AR6 04/28/06             $462,895.06
 1007357948          7948         XXXXXX7948             672                  INDX 2006-AR6 04/28/06             $218,531.12
 1007358193          8193         XXXXXX8193             672                  INDX 2006-AR6 04/28/06             $337,891.15
 1007358664          8664         XXXXXX8664             672                  INDX 2006-AR6 04/28/06             $662,253.37
 1007358722          8722         XXXXXX8722             672                  INDX 2006-AR6 04/28/06                $0.00
 1007359183          9183         XXXXXX9183             672                  INDX 2006-AR6 04/28/06             $463,508.30
 1007359225          9225         XXXXXX9225             672                  INDX 2006-AR6 04/28/06             $375,802.17
 1007359308          9308         XXXXXX9308             672                  INDX 2006-AR6 04/28/06             $391,920.55
 1007359365          9365         XXXXXX9365             672                  INDX 2006-AR6 04/28/06                $0.00
 1007359639          9639         XXXXXX9639             672                  INDX 2006-AR6 04/28/06             $358,222.88
 1007359704          9704         XXXXXX9704             672                  INDX 2006-AR6 04/28/06             $296,102.40
 1007359977          9977         XXXXXX9977             672                  INDX 2006-AR6 04/28/06                $0.00
 1007360074          0074         XXXXXX0074             672                  INDX 2006-AR6 04/28/06             $153,491.41
 1007360215          0215         XXXXXX0215             672                  INDX 2006-AR6 04/28/06             $469,520.23
 1007360298          0298         XXXXXX0298             672                  INDX 2006-AR6 04/28/06             $258,536.09
 1007360629          0629         XXXXXX0629             672                  INDX 2006-AR6 04/28/06             $258,403.63
 1007360694          0694         XXXXXX0694             672                  INDX 2006-AR6 04/28/06                $0.00
 1007360769          0769         XXXXXX0769             672                  INDX 2006-AR6 04/28/06             $416,011.42
 1007360876          0876         XXXXXX0876             672                  INDX 2006-AR6 04/28/06             $146,439.30
 1007360884          0884         XXXXXX0884             672                  INDX 2006-AR6 04/28/06             $259,499.68
 1007360983          0983         XXXXXX0983             672                  INDX 2006-AR6 04/28/06             $182,142.53
 1007361023          1023         XXXXXX1023             672                  INDX 2006-AR6 04/28/06             $413,277.04
 1007361775          1775         XXXXXX1775             672                  INDX 2006-AR6 04/28/06             $366,228.69
 1007361825          1825         XXXXXX1825             672                  INDX 2006-AR6 04/28/06             $242,334.46
 1007362229          2229         XXXXXX2229             672                  INDX 2006-AR6 04/28/06             $228,585.51
 1007362245          2245         XXXXXX2245             672                  INDX 2006-AR6 04/28/06             $175,994.13
 1007362260          2260         XXXXXX2260             672                  INDX 2006-AR6 04/28/06             $630,986.85
 1007362310          2310         XXXXXX2310             672                  INDX 2006-AR6 04/28/06             $314,237.31
 1007362617          2617         XXXXXX2617             672                  INDX 2006-AR6 04/28/06             $371,775.01
 1007362849          2849         XXXXXX2849             672                  INDX 2006-AR6 04/28/06             $285,928.91
 1007362914          2914         XXXXXX2914             672                  INDX 2006-AR6 04/28/06             $484,487.72
 1007363102          3102         XXXXXX3102             672                  INDX 2006-AR6 04/28/06             $546,110.77
 1007363201          3201         XXXXXX3201             672                  INDX 2006-AR6 04/28/06             $353,373.33
 1007363359          3359         XXXXXX3359             672                  INDX 2006-AR6 04/28/06             $286,565.43
 1007363425          3425         XXXXXX3425             672                  INDX 2006-AR6 04/28/06             $185,229.86
 1007363524          3524         XXXXXX3524             672                  INDX 2006-AR6 04/28/06             $211,887.84
 1007363565          3565         XXXXXX3565             672                  INDX 2006-AR6 04/28/06             $333,811.89
 1007363920          3920         XXXXXX3920             672                  INDX 2006-AR6 04/28/06             $230,352.49
 1007364506          4506         XXXXXX4506             672                  INDX 2006-AR6 04/28/06             $130,997.15
 1007365040          5040         XXXXXX5040             672                  INDX 2006-AR6 04/28/06             $299,035.33
 1007365131          5131         XXXXXX5131             672                  INDX 2006-AR6 04/28/06             $171,330.09
 1007365180          5180         XXXXXX5180             672                  INDX 2006-AR6 04/28/06             $407,352.88
 1007365263          5263         XXXXXX5263             672                  INDX 2006-AR6 04/28/06             $306,754.21
 1007365289          5289         XXXXXX5289             672                  INDX 2006-AR6 04/28/06             $567,986.77
 1007365479          5479         XXXXXX5479             672                  INDX 2006-AR6 04/28/06             $403,292.26
 1007365669          5669         XXXXXX5669             672                  INDX 2006-AR6 04/28/06             $271,982.94
 1007365842          5842         XXXXXX5842             672                  INDX 2006-AR6 04/28/06              $85,703.92
 1007366071          6071         XXXXXX6071             672                  INDX 2006-AR6 04/28/06             $192,074.01
 1007366568          6568         XXXXXX6568             672                  INDX 2006-AR6 04/28/06             $314,818.54
 1007366758          6758         XXXXXX6758             672                  INDX 2006-AR6 04/28/06             $208,586.97
 1007366790          6790         XXXXXX6790             672                  INDX 2006-AR6 04/28/06             $160,634.55
 1007366816          6816         XXXXXX6816             672                  INDX 2006-AR6 04/28/06             $443,398.96
 1007367103          7103         XXXXXX7103             672                  INDX 2006-AR6 04/28/06             $459,004.06
 1007367277          7277         XXXXXX7277             672                  INDX 2006-AR6 04/28/06             $276,526.30
 1007367574          7574         XXXXXX7574             672                  INDX 2006-AR6 04/28/06             $250,168.70
 1007367814          7814         XXXXXX7814             672                  INDX 2006-AR6 04/28/06             $211,494.69
 1007368044          8044         XXXXXX8044             672                  INDX 2006-AR6 04/28/06             $424,294.98
 1007368119          8119         XXXXXX8119             672                  INDX 2006-AR6 04/28/06             $268,796.48
 1007368127          8127         XXXXXX8127             672                  INDX 2006-AR6 04/28/06             $340,602.49
 1007368432          8432         XXXXXX8432             672                  INDX 2006-AR6 04/28/06             $501,794.02
 1007369018          9018         XXXXXX9018             672                  INDX 2006-AR6 04/28/06             $362,909.24
 1007369091          9091         XXXXXX9091             672                  INDX 2006-AR6 04/28/06             $327,775.72
 1007369117          9117         XXXXXX9117             672                  INDX 2006-AR6 04/28/06             $441,135.26
 1007369125          9125         XXXXXX9125             672                  INDX 2006-AR6 04/28/06             $196,652.78
 1007369398          9398         XXXXXX9398             672                  INDX 2006-AR6 04/28/06             $242,478.67
 1007369414          9414         XXXXXX9414             672                  INDX 2006-AR6 04/28/06                $0.00
 1007369885          9885         XXXXXX9885             672                  INDX 2006-AR6 04/28/06             $131,969.58
 1007370552          0552         XXXXXX0552             672                  INDX 2006-AR6 04/28/06             $229,745.61
 1007370602          0602         XXXXXX0602             672                  INDX 2006-AR6 04/28/06             $355,567.65
 1007370719          0719         XXXXXX0719             672                  INDX 2006-AR6 04/28/06             $406,669.81
 1007370750          0750         XXXXXX0750             672                  INDX 2006-AR6 04/28/06             $432,396.48
 1007370792          0792         XXXXXX0792             672                  INDX 2006-AR6 04/28/06             $202,328.80
 1007370933          0933         XXXXXX0933             672                  INDX 2006-AR6 04/28/06             $274,442.47
 1007371097          1097         XXXXXX1097             672                  INDX 2006-AR6 04/28/06             $229,441.27
 1007371428          1428         XXXXXX1428             672                  INDX 2006-AR6 04/28/06             $182,963.80
 1007371436          1436         XXXXXX1436             672                  INDX 2006-AR6 04/28/06             $132,004.07
 1007371543          1543         XXXXXX1543             672                  INDX 2006-AR6 04/28/06             $176,393.02
 1007371584          1584         XXXXXX1584             672                  INDX 2006-AR6 04/28/06             $357,748.53
 1007371600          1600         XXXXXX1600             672                  INDX 2006-AR6 04/28/06             $397,329.52
 1007371642          1642         XXXXXX1642             672                  INDX 2006-AR6 04/28/06             $252,200.21
 1007371725          1725         XXXXXX1725             672                  INDX 2006-AR6 04/28/06             $217,809.56
 1007372061          2061         XXXXXX2061             672                  INDX 2006-AR6 04/28/06             $305,843.88
 1007372145          2145         XXXXXX2145             672                  INDX 2006-AR6 04/28/06             $148,031.68
 1007372152          2152         XXXXXX2152             672                  INDX 2006-AR6 04/28/06             $337,899.16
 1007372574          2574         XXXXXX2574             672                  INDX 2006-AR6 04/28/06             $410,263.11
 1007372848          2848         XXXXXX2848             672                  INDX 2006-AR6 04/28/06             $529,288.43
 1007373309          3309         XXXXXX3309             672                  INDX 2006-AR6 04/28/06             $602,499.59
 1007373648          3648         XXXXXX3648             672                  INDX 2006-AR6 04/28/06             $347,820.39
 1007373796          3796         XXXXXX3796             672                  INDX 2006-AR6 04/28/06             $479,862.59
 1007375429          5429         XXXXXX5429             672                  INDX 2006-AR6 04/28/06              $92,672.68
 1007375643          5643         XXXXXX5643             672                  INDX 2006-AR6 04/28/06             $537,640.00
 1007375676          5676         XXXXXX5676             672                  INDX 2006-AR6 04/28/06             $369,117.39
 1007376211          6211         XXXXXX6211             672                  INDX 2006-AR6 04/28/06             $609,902.83
 1007376765          6765         XXXXXX6765             672                  INDX 2006-AR6 04/28/06             $372,882.40
 1007377029          7029         XXXXXX7029             672                  INDX 2006-AR6 04/28/06             $565,213.76
 1007377185          7185         XXXXXX7185             672                  INDX 2006-AR6 04/28/06             $255,886.19
 1007377623          7623         XXXXXX7623             672                  INDX 2006-AR6 04/28/06             $466,703.57
 1007377771          7771         XXXXXX7771             672                  INDX 2006-AR6 04/28/06             $188,251.63
 1007377813          7813         XXXXXX7813             672                  INDX 2006-AR6 04/28/06             $203,394.31
 1007378142          8142         XXXXXX8142             672                  INDX 2006-AR6 04/28/06             $280,602.20
 1007378282          8282         XXXXXX8282             672                  INDX 2006-AR6 04/28/06             $107,444.99
 1007379389          9389         XXXXXX9389             672                  INDX 2006-AR6 04/28/06             $292,542.23
 1007379454          9454         XXXXXX9454             672                  INDX 2006-AR6 04/28/06             $358,589.13
 1007381310          1310         XXXXXX1310             672                  INDX 2006-AR6 04/28/06             $134,672.67
 1007382813          2813         XXXXXX2813             672                  INDX 2006-AR6 04/28/06             $417,883.92
 1007383035          3035         XXXXXX3035             672                  INDX 2006-AR6 04/28/06             $217,661.92
 1007383530          3530         XXXXXX3530             672                  INDX 2006-AR6 04/28/06             $140,011.82
 1007383753          3753         XXXXXX3753             672                  INDX 2006-AR6 04/28/06                $0.00
 1007384439          4439         XXXXXX4439             672                  INDX 2006-AR6 04/28/06             $365,895.18
 1007385311          5311         XXXXXX5311             672                  INDX 2006-AR6 04/28/06             $234,566.77
 1007385592          5592         XXXXXX5592             672                  INDX 2006-AR6 04/28/06             $327,704.95
 1007385840          5840         XXXXXX5840             672                  INDX 2006-AR6 04/28/06             $201,301.53
 1007387028          7028         XXXXXX7028             672                  INDX 2006-AR6 04/28/06             $186,421.73
 1007387242          7242         XXXXXX7242             672                  INDX 2006-AR6 04/28/06             $306,533.21
 1007387663          7663         XXXXXX7663             672                  INDX 2006-AR6 04/28/06                $0.00
 1007387721          7721         XXXXXX7721             672                  INDX 2006-AR6 04/28/06             $199,181.01
 1007389198          9198         XXXXXX9198             672                  INDX 2006-AR6 04/28/06             $203,300.53
 1007389560          9560         XXXXXX9560             672                  INDX 2006-AR6 04/28/06             $179,786.25
 1007389891          9891         XXXXXX9891             672                  INDX 2006-AR6 04/28/06             $346,621.67
 1007391517          1517         XXXXXX1517             672                  INDX 2006-AR6 04/28/06             $243,196.10
 1007391558          1558         XXXXXX1558             672                  INDX 2006-AR6 04/28/06             $449,020.16
 1007391780          1780         XXXXXX1780             672                  INDX 2006-AR6 04/28/06             $225,276.12
 1007392705          2705         XXXXXX2705             672                  INDX 2006-AR6 04/28/06             $508,992.98
 1007392960          2960         XXXXXX2960             672                  INDX 2006-AR6 04/28/06             $853,211.66
 1007393166          3166         XXXXXX3166             672                  INDX 2006-AR6 04/28/06             $366,417.25
 1007393588          3588         XXXXXX3588             672                  INDX 2006-AR6 04/28/06             $251,000.87
 1007394743          4743         XXXXXX4743             672                  INDX 2006-AR6 04/28/06             $170,532.14
 1007394800          4800         XXXXXX4800             672                  INDX 2006-AR6 04/28/06             $352,475.76
 1007395047          5047         XXXXXX5047             672                  INDX 2006-AR6 04/28/06             $456,055.64
 1007395732          5732         XXXXXX5732             672                  INDX 2006-AR6 04/28/06             $303,848.47
 1007395849          5849         XXXXXX5849             672                  INDX 2006-AR6 04/28/06             $269,635.67
 1007397423          7423         XXXXXX7423             672                  INDX 2006-AR6 04/28/06             $241,654.81
 1007397472          7472         XXXXXX7472             672                  INDX 2006-AR6 04/28/06             $193,623.24
 1007397688          7688         XXXXXX7688             672                  INDX 2006-AR6 04/28/06             $304,027.01
 1007398009          8009         XXXXXX8009             672                  INDX 2006-AR6 04/28/06              $10,425.21
 1007398306          8306         XXXXXX8306             672                  INDX 2006-AR6 04/28/06             $235,882.78
 1007398496          8496         XXXXXX8496             672                  INDX 2006-AR6 04/28/06             $256,940.57
 1007398793          8793         XXXXXX8793             672                  INDX 2006-AR6 04/28/06             $151,328.60
 1007399403          9403         XXXXXX9403             672                  INDX 2006-AR6 04/28/06             $413,255.78
 1007400151          0151         XXXXXX0151             672                  INDX 2006-AR6 04/28/06             $202,082.53
 1007400227          0227         XXXXXX0227             672                  INDX 2006-AR6 04/28/06             $258,099.27
 1007401035          1035         XXXXXX1035             672                  INDX 2006-AR6 04/28/06             $403,470.95
 1007401118          1118         XXXXXX1118             672                  INDX 2006-AR6 04/28/06             $252,712.89
 1007401316          1316         XXXXXX1316             672                  INDX 2006-AR6 04/28/06                $0.00
 1007401365          1365         XXXXXX1365             672                  INDX 2006-AR6 04/28/06             $148,467.91
 1007401837          1837         XXXXXX1837             672                  INDX 2006-AR6 04/28/06             $668,692.21
 1007402199          2199         XXXXXX2199             672                  INDX 2006-AR6 04/28/06             $228,869.46
 1007402264          2264         XXXXXX2264             672                  INDX 2006-AR6 04/28/06             $192,215.22
 1007402413          2413         XXXXXX2413             672                  INDX 2006-AR6 04/28/06             $158,135.22
 1007402553          2553         XXXXXX2553             672                  INDX 2006-AR6 04/28/06             $355,836.10
 1007402611          2611         XXXXXX2611             672                  INDX 2006-AR6 04/28/06             $254,425.96
 1007402900          2900         XXXXXX2900             672                  INDX 2006-AR6 04/28/06             $282,072.53
 1007403064          3064         XXXXXX3064             672                  INDX 2006-AR6 04/28/06             $316,566.31
 1007403270          3270         XXXXXX3270             672                  INDX 2006-AR6 04/28/06             $306,180.11
 1007404385          4385         XXXXXX4385             672                  INDX 2006-AR6 04/28/06             $233,331.21
 1007404898          4898         XXXXXX4898             672                  INDX 2006-AR6 04/28/06             $356,475.43
 1007405002          5002         XXXXXX5002             672                  INDX 2006-AR6 04/28/06                $0.00
 1007405101          5101         XXXXXX5101             672                  INDX 2006-AR6 04/28/06             $257,033.24
 1007405119          5119         XXXXXX5119             672                  INDX 2006-AR6 04/28/06                $0.00
 1007405374          5374         XXXXXX5374             672                  INDX 2006-AR6 04/28/06             $418,643.94
 1007406083          6083         XXXXXX6083             672                  INDX 2006-AR6 04/28/06             $180,230.80
 1007406158          6158         XXXXXX6158             672                  INDX 2006-AR6 04/28/06             $224,953.08
 1007406257          6257         XXXXXX6257             672                  INDX 2006-AR6 04/28/06             $318,345.32
 1007406273          6273         XXXXXX6273             672                  INDX 2006-AR6 04/28/06             $208,264.07
 1007406398          6398         XXXXXX6398             672                  INDX 2006-AR6 04/28/06             $204,737.48
 1007406570          6570         XXXXXX6570             672                  INDX 2006-AR6 04/28/06             $252,558.50
 1007406687          6687         XXXXXX6687             672                  INDX 2006-AR6 04/28/06                $0.00
 1007408063          8063         XXXXXX8063             672                  INDX 2006-AR6 04/28/06             $258,810.35
 1007408121          8121         XXXXXX8121             672                  INDX 2006-AR6 04/28/06             $856,990.03
 1007408147          8147         XXXXXX8147             672                  INDX 2006-AR6 04/28/06             $409,599.32
 1007408782          8782         XXXXXX8782             672                  INDX 2006-AR6 04/28/06             $144,313.16
 1007408840          8840         XXXXXX8840             672                  INDX 2006-AR6 04/28/06             $334,682.72
 1007409772          9772         XXXXXX9772             672                  INDX 2006-AR6 04/28/06             $210,657.32
 1007409830          9830         XXXXXX9830             672                  INDX 2006-AR6 04/28/06             $243,631.95
 1007410218          0218         XXXXXX0218             672                  INDX 2006-AR6 04/28/06             $396,209.97
 1007410325          0325         XXXXXX0325             672                  INDX 2006-AR6 04/28/06             $309,923.25
 1007410523          0523         XXXXXX0523             672                  INDX 2006-AR6 04/28/06             $228,684.43
 1007410853          0853         XXXXXX0853             672                  INDX 2006-AR6 04/28/06             $370,782.53
 1007410879          0879         XXXXXX0879             672                  INDX 2006-AR6 04/28/06             $143,913.64
 1007411141          1141         XXXXXX1141             672                  INDX 2006-AR6 04/28/06             $360,852.21
 1007411240          1240         XXXXXX1240             672                  INDX 2006-AR6 04/28/06             $310,863.72
 1007411604          1604         XXXXXX1604             672                  INDX 2006-AR6 04/28/06             $164,163.38
 1007412917          2917         XXXXXX2917             672                  INDX 2006-AR6 04/28/06             $463,531.48
 1007413089          3089         XXXXXX3089             672                  INDX 2006-AR6 04/28/06             $402,770.89
 1007413816          3816         XXXXXX3816             672                  INDX 2006-AR6 04/28/06             $411,994.16
 1007414103          4103         XXXXXX4103             672                  INDX 2006-AR6 04/28/06             $305,711.49
 1007414145          4145         XXXXXX4145             672                  INDX 2006-AR6 04/28/06             $326,271.03
 1007414343          4343         XXXXXX4343             672                  INDX 2006-AR6 04/28/06             $246,470.12
 1007414368          4368         XXXXXX4368             672                  INDX 2006-AR6 04/28/06             $203,570.12
 1007414749          4749         XXXXXX4749             672                  INDX 2006-AR6 04/28/06             $166,202.40
 1007415043          5043         XXXXXX5043             672                  INDX 2006-AR6 04/28/06             $203,750.14
 1007415761          5761         XXXXXX5761             672                  INDX 2006-AR6 04/28/06             $343,922.42
 1007415993          5993         XXXXXX5993             672                  INDX 2006-AR6 04/28/06              $73,414.70
 1007416579          6579         XXXXXX6579             672                  INDX 2006-AR6 04/28/06                $0.00
 1007417189          7189         XXXXXX7189             672                  INDX 2006-AR6 04/28/06                $0.00
 1007417411          7411         XXXXXX7411             672                  INDX 2006-AR6 04/28/06             $308,207.37
 1007417734          7734         XXXXXX7734             672                  INDX 2006-AR6 04/28/06             $213,535.76
 1007417759          7759         XXXXXX7759             672                  INDX 2006-AR6 04/28/06             $105,665.08
 1007417767          7767         XXXXXX7767             672                  INDX 2006-AR6 04/28/06             $295,000.08
 1007417833          7833         XXXXXX7833             672                  INDX 2006-AR6 04/28/06                $0.00
 1007418070          8070         XXXXXX8070             672                  INDX 2006-AR6 04/28/06             $559,485.56
 1007418542          8542         XXXXXX8542             672                  INDX 2006-AR6 04/28/06              $87,252.28
 1007419409          9409         XXXXXX9409             672                  INDX 2006-AR6 04/28/06             $286,429.88
 1007419805          9805         XXXXXX9805             672                  INDX 2006-AR6 04/28/06             $220,839.15
 1007420076          0076         XXXXXX0076             672                  INDX 2006-AR6 04/28/06             $302,167.01
 1007420134          0134         XXXXXX0134             672                  INDX 2006-AR6 04/28/06             $249,568.60
 1007420290          0290         XXXXXX0290             672                  INDX 2006-AR6 04/28/06             $301,638.77
 1007420605          0605         XXXXXX0605             672                  INDX 2006-AR6 04/28/06             $402,267.14
 1007420621          0621         XXXXXX0621             672                  INDX 2006-AR6 04/28/06             $247,376.63
 1007420738          0738         XXXXXX0738             672                  INDX 2006-AR6 04/28/06             $232,120.52
 1007420803          0803         XXXXXX0803             672                  INDX 2006-AR6 04/28/06                $0.00
 1007420829          0829         XXXXXX0829             672                  INDX 2006-AR6 04/28/06             $166,780.92
 1007421736          1736         XXXXXX1736             672                  INDX 2006-AR6 04/28/06             $430,717.53
 1007421918          1918         XXXXXX1918             672                  INDX 2006-AR6 04/28/06             $962,030.92
 1007422031          2031         XXXXXX2031             672                  INDX 2006-AR6 04/28/06                $0.00
 1007422080          2080         XXXXXX2080             672                  INDX 2006-AR6 04/28/06             $252,854.14
 1007422361          2361         XXXXXX2361             672                  INDX 2006-AR6 04/28/06             $239,453.70
 1007422544          2544         XXXXXX2544             672                  INDX 2006-AR6 04/28/06             $193,107.66
 1007422940          2940         XXXXXX2940             672                  INDX 2006-AR6 04/28/06             $396,613.15
 1007422957          2957         XXXXXX2957             672                  INDX 2006-AR6 04/28/06             $127,265.79
 1007423161          3161         XXXXXX3161             672                  INDX 2006-AR6 04/28/06             $261,065.52
 1007423187          3187         XXXXXX3187             672                  INDX 2006-AR6 04/28/06             $457,263.72
 1007423237          3237         XXXXXX3237             672                  INDX 2006-AR6 04/28/06             $270,946.43
 1007423278          3278         XXXXXX3278             672                  INDX 2006-AR6 04/28/06             $305,018.40
 1007423385          3385         XXXXXX3385             672                  INDX 2006-AR6 04/28/06             $374,350.01
 1007423575          3575         XXXXXX3575             672                  INDX 2006-AR6 04/28/06             $106,713.36
 1007423922          3922         XXXXXX3922             672                  INDX 2006-AR6 04/28/06             $427,051.62
 1007424136          4136         XXXXXX4136             672                  INDX 2006-AR6 04/28/06             $157,658.95
 1007424151          4151         XXXXXX4151             672                  INDX 2006-AR6 04/28/06             $186,495.60
 1007424276          4276         XXXXXX4276             672                  INDX 2006-AR6 04/28/06             $232,974.73
 1007424458          4458         XXXXXX4458             672                  INDX 2006-AR6 04/28/06             $486,133.20
 1007424698          4698         XXXXXX4698             672                  INDX 2006-AR6 04/28/06             $334,620.55
 1007424722          4722         XXXXXX4722             672                  INDX 2006-AR6 04/28/06             $277,344.42
 1007424938          4938         XXXXXX4938             672                  INDX 2006-AR6 04/28/06                $0.00
 1007425000          5000         XXXXXX5000             672                  INDX 2006-AR6 04/28/06             $241,460.19
 1007425042          5042         XXXXXX5042             672                  INDX 2006-AR6 04/28/06             $268,541.75
 1007425380          5380         XXXXXX5380             672                  INDX 2006-AR6 04/28/06             $213,686.42
 1007425471          5471         XXXXXX5471             672                  INDX 2006-AR6 04/28/06             $349,992.64
 1007425679          5679         XXXXXX5679             672                  INDX 2006-AR6 04/28/06             $234,588.01
 1007425885          5885         XXXXXX5885             672                  INDX 2006-AR6 04/28/06             $265,974.61
 1007425968          5968         XXXXXX5968             672                  INDX 2006-AR6 04/28/06             $453,411.41
 1007426651          6651         XXXXXX6651             672                  INDX 2006-AR6 04/28/06             $603,805.79
 1007426800          6800         XXXXXX6800             672                  INDX 2006-AR6 04/28/06             $376,334.26
 1007426941          6941         XXXXXX6941             672                  INDX 2006-AR6 04/28/06             $434,284.82
 1007427071          7071         XXXXXX7071             672                  INDX 2006-AR6 04/28/06             $356,255.05
 1007427113          7113         XXXXXX7113             672                  INDX 2006-AR6 04/28/06             $655,892.34
 1007427295          7295         XXXXXX7295             672                  INDX 2006-AR6 04/28/06             $223,748.26
 1007427360          7360         XXXXXX7360             672                  INDX 2006-AR6 04/28/06             $146,285.06
 1007427444          7444         XXXXXX7444             672                  INDX 2006-AR6 04/28/06             $410,415.78
 1007427717          7717         XXXXXX7717             672                  INDX 2006-AR6 04/28/06             $302,656.52
 1007427881          7881         XXXXXX7881             672                  INDX 2006-AR6 04/28/06             $300,215.28
 1007428202          8202         XXXXXX8202             672                  INDX 2006-AR6 04/28/06             $264,776.26
 1007428780          8780         XXXXXX8780             672                  INDX 2006-AR6 04/28/06             $179,124.61
 1007429614          9614         XXXXXX9614             672                  INDX 2006-AR6 04/28/06             $209,474.25
 1007429747          9747         XXXXXX9747             672                  INDX 2006-AR6 04/28/06             $203,334.90
 1007429754          9754         XXXXXX9754             672                  INDX 2006-AR6 04/28/06             $607,586.43
 1007430877          0877         XXXXXX0877             672                  INDX 2006-AR6 04/28/06             $954,148.90
 1007431594          1594         XXXXXX1594             672                  INDX 2006-AR6 04/28/06             $662,493.90
 1007431768          1768         XXXXXX1768             672                  INDX 2006-AR6 04/28/06             $219,977.18
 1007431933          1933         XXXXXX1933             672                  INDX 2006-AR6 04/28/06             $127,185.96
 1007432295          2295         XXXXXX2295             672                  INDX 2006-AR6 04/28/06             $410,615.61
 1007432543          2543         XXXXXX2543             672                  INDX 2006-AR6 04/28/06             $217,919.69
 1007432550          2550         XXXXXX2550             672                  INDX 2006-AR6 04/28/06             $423,642.17
 1007433038          3038         XXXXXX3038             672                  INDX 2006-AR6 04/28/06             $191,136.25
 1007433665          3665         XXXXXX3665             672                  INDX 2006-AR6 04/28/06                $0.00
 1007435223          5223         XXXXXX5223             672                  INDX 2006-AR6 04/28/06             $286,506.31
 1007436023          6023         XXXXXX6023             672                  INDX 2006-AR6 04/28/06             $195,332.30
 1007436155          6155         XXXXXX6155             672                  INDX 2006-AR6 04/28/06             $436,387.84
 1007436296          6296         XXXXXX6296             672                  INDX 2006-AR6 04/28/06             $223,370.92
 1007436510          6510         XXXXXX6510             672                  INDX 2006-AR6 04/28/06             $253,084.64
 1007436585          6585         XXXXXX6585             672                  INDX 2006-AR6 04/28/06             $342,389.01
 1007437260          7260         XXXXXX7260             672                  INDX 2006-AR6 04/28/06             $169,835.36
 1007437377          7377         XXXXXX7377             672                  INDX 2006-AR6 04/28/06             $143,202.88
 1007437682          7682         XXXXXX7682             672                  INDX 2006-AR6 04/28/06             $166,554.98
 1007437823          7823         XXXXXX7823             672                  INDX 2006-AR6 04/28/06             $118,360.11
 1007438367          8367         XXXXXX8367             672                  INDX 2006-AR6 04/28/06             $656,870.99
 1007438466          8466         XXXXXX8466             672                  INDX 2006-AR6 04/28/06             $229,196.84
 1007438664          8664         XXXXXX8664             672                  INDX 2006-AR6 04/28/06             $264,087.96
 1007439183          9183         XXXXXX9183             672                  INDX 2006-AR6 04/28/06             $308,812.75
 1007439449          9449         XXXXXX9449             672                  INDX 2006-AR6 04/28/06             $412,842.09
 1007439456          9456         XXXXXX9456             672                  INDX 2006-AR6 04/28/06             $579,985.16
 1007440280          0280         XXXXXX0280             672                  INDX 2006-AR6 04/28/06             $180,346.70
 1007441056          1056         XXXXXX1056             672                  INDX 2006-AR6 04/28/06             $330,831.13
 1007441080          1080         XXXXXX1080             672                  INDX 2006-AR6 04/28/06             $147,331.05
 1007441379          1379         XXXXXX1379             672                  INDX 2006-AR6 04/28/06             $290,241.04
 1007441643          1643         XXXXXX1643             672                  INDX 2006-AR6 04/28/06             $401,136.33
 1007441734          1734         XXXXXX1734             672                  INDX 2006-AR6 04/28/06                $0.00
 1007442336          2336         XXXXXX2336             672                  INDX 2006-AR6 04/28/06             $498,822.56
 1007442351          2351         XXXXXX2351             672                  INDX 2006-AR6 04/28/06             $138,687.78
 1007443011          3011         XXXXXX3011             672                  INDX 2006-AR6 04/28/06             $423,731.76
 1007443367          3367         XXXXXX3367             672                  INDX 2006-AR6 04/28/06             $319,769.68
 1007443631          3631         XXXXXX3631             672                  INDX 2006-AR6 04/28/06             $181,977.92
 1007443847          3847         XXXXXX3847             672                  INDX 2006-AR6 04/28/06             $409,128.88
 1007445156          5156         XXXXXX5156             672                  INDX 2006-AR6 04/28/06             $167,519.72
 1007445651          5651         XXXXXX5651             672                  INDX 2006-AR6 04/28/06             $152,964.39
 1007445792          5792         XXXXXX5792             672                  INDX 2006-AR6 04/28/06             $436,393.48
 1007446329          6329         XXXXXX6329             672                  INDX 2006-AR6 04/28/06             $136,963.47
 1007446717          6717         XXXXXX6717             672                  INDX 2006-AR6 04/28/06             $204,215.64
 1007446790          6790         XXXXXX6790             672                  INDX 2006-AR6 04/28/06             $510,339.41
 1007447046          7046         XXXXXX7046             672                  INDX 2006-AR6 04/28/06             $204,259.30
 1007447277          7277         XXXXXX7277             672                  INDX 2006-AR6 04/28/06             $179,714.72
 1007448036          8036         XXXXXX8036             672                  INDX 2006-AR6 04/28/06             $710,350.29
 1007448523          8523         XXXXXX8523             672                  INDX 2006-AR6 04/28/06             $298,129.38
 1007449620          9620         XXXXXX9620             672                  INDX 2006-AR6 04/28/06             $419,838.02
 1007450206          0206         XXXXXX0206             672                  INDX 2006-AR6 04/28/06             $283,934.71
 1007450487          0487         XXXXXX0487             672                  INDX 2006-AR6 04/28/06             $502,694.26
 1007452459          2459         XXXXXX2459             672                  INDX 2006-AR6 04/28/06             $671,762.71
 1007453887          3887         XXXXXX3887             672                  INDX 2006-AR6 04/28/06             $344,359.78
 1007454216          4216         XXXXXX4216             672                  INDX 2006-AR6 04/28/06             $170,686.45
 1007454653          4653         XXXXXX4653             672                  INDX 2006-AR6 04/28/06             $222,660.88
 1007455114          5114         XXXXXX5114             672                  INDX 2006-AR6 04/28/06             $263,121.41
 1007455841          5841         XXXXXX5841             672                  INDX 2006-AR6 04/28/06             $425,815.03
 1007456229          6229         XXXXXX6229             672                  INDX 2006-AR6 04/28/06             $457,099.77
 1007456872          6872         XXXXXX6872             672                  INDX 2006-AR6 04/28/06             $307,301.81
 1007457516          7516         XXXXXX7516             672                  INDX 2006-AR6 04/28/06             $199,074.75
 1007457896          7896         XXXXXX7896             672                  INDX 2006-AR6 04/28/06                $0.00
 1007458027          8027         XXXXXX8027             672                  INDX 2006-AR6 04/28/06             $130,795.58
 1007458357          8357         XXXXXX8357             672                  INDX 2006-AR6 04/28/06             $159,872.51
 1007460080          0080         XXXXXX0080             672                  INDX 2006-AR6 04/28/06             $113,681.02
 1007460163          0163         XXXXXX0163             672                  INDX 2006-AR6 04/28/06             $262,085.84
 1007460627          0627         XXXXXX0627             672                  INDX 2006-AR6 04/28/06             $172,621.04
 1007461310          1310         XXXXXX1310             672                  INDX 2006-AR6 04/28/06             $445,782.17
 1007461930          1930         XXXXXX1930             672                  INDX 2006-AR6 04/28/06             $507,729.40
 1007462433          2433         XXXXXX2433             672                  INDX 2006-AR6 04/28/06             $150,983.21
 1007462565          2565         XXXXXX2565             672                  INDX 2006-AR6 04/28/06             $507,480.91
 1007462706          2706         XXXXXX2706             672                  INDX 2006-AR6 04/28/06                $0.00
 1007463001          3001         XXXXXX3001             672                  INDX 2006-AR6 04/28/06             $223,108.99
 1007633819          3819         XXXXXX3819             672                  INDX 2006-AR6 04/28/06             $324,524.79
 3001458284          8284         XXXXXX8284             672                  INDX 2006-AR6 04/28/06             $239,821.02
 3001477193          7193         XXXXXX7193             672                  INDX 2006-AR6 04/28/06             $335,709.40
 3001495021          5021         XXXXXX5021             672                  INDX 2006-AR6 04/28/06             $310,576.64
 3001495575          5575         XXXXXX5575             672                  INDX 2006-AR6 04/28/06             $770,867.06
 3001495716          5716         XXXXXX5716             672                  INDX 2006-AR6 04/28/06            $1,011,654.29
 3001495963          5963         XXXXXX5963             672                  INDX 2006-AR6 04/28/06                $0.00
 3001496656          6656         XXXXXX6656             672                  INDX 2006-AR6 04/28/06             $134,623.47
 3001497506          7506         XXXXXX7506             672                  INDX 2006-AR6 04/28/06             $262,557.86
 3001499346          9346         XXXXXX9346             672                  INDX 2006-AR6 04/28/06             $371,963.83
 3001499924          9924         XXXXXX9924             672                  INDX 2006-AR6 04/28/06             $225,261.31
 3001500838          0838         XXXXXX0838             672                  INDX 2006-AR6 04/28/06             $155,823.55
 3001501984          1984         XXXXXX1984             672                  INDX 2006-AR6 04/28/06             $493,422.88
 3001502099          2099         XXXXXX2099             672                  INDX 2006-AR6 04/28/06             $209,947.42
 3001510100          0100         XXXXXX0100             672                  INDX 2006-AR6 04/28/06             $296,040.18
 3001510548          0548         XXXXXX0548             672                  INDX 2006-AR6 04/28/06             $315,580.15
 3001535727          5727         XXXXXX5727             672                  INDX 2006-AR6 04/28/06             $391,033.41
 3001536444          6444         XXXXXX6444             672                  INDX 2006-AR6 04/28/06             $355,064.77
 3001611254          1254         XXXXXX1254             672                  INDX 2006-AR6 04/28/06             $305,404.78
 3001611569          1569         XXXXXX1569             672                  INDX 2006-AR6 04/28/06             $484,895.81
 3001611593          1593         XXXXXX1593             672                  INDX 2006-AR6 04/28/06             $282,811.09
 3001611619          1619         XXXXXX1619             672                  INDX 2006-AR6 04/28/06             $320,215.17
 3001611742          1742         XXXXXX1742             672                  INDX 2006-AR6 04/28/06             $494,564.94
 3001611783          1783         XXXXXX1783             672                  INDX 2006-AR6 04/28/06             $478,855.01
 3001611882          1882         XXXXXX1882             672                  INDX 2006-AR6 04/28/06             $104,775.34
 3001612054          2054         XXXXXX2054             672                  INDX 2006-AR6 04/28/06             $162,330.04
 3001612286          2286         XXXXXX2286             672                  INDX 2006-AR6 04/28/06             $315,473.63
 3001612328          2328         XXXXXX2328             672                  INDX 2006-AR6 04/28/06             $423,921.48
 3001612468          2468         XXXXXX2468             672                  INDX 2006-AR6 04/28/06             $311,313.45
 3001612518          2518         XXXXXX2518             672                  INDX 2006-AR6 04/28/06             $304,063.27
 3001612567          2567         XXXXXX2567             672                  INDX 2006-AR6 04/28/06             $248,949.80
 3001612609          2609         XXXXXX2609             672                  INDX 2006-AR6 04/28/06             $410,047.45
 3001612682          2682         XXXXXX2682             672                  INDX 2006-AR6 04/28/06             $298,886.12
 3001612765          2765         XXXXXX2765             672                  INDX 2006-AR6 04/28/06             $180,328.94
 3001612799          2799         XXXXXX2799             672                  INDX 2006-AR6 04/28/06             $326,260.07
 3001613268          3268         XXXXXX3268             672                  INDX 2006-AR6 04/28/06             $370,486.59
 3001613326          3326         XXXXXX3326             672                  INDX 2006-AR6 04/28/06             $457,087.86
 3001613508          3508         XXXXXX3508             672                  INDX 2006-AR6 04/28/06             $543,991.07
 3001614118          4118         XXXXXX4118             672                  INDX 2006-AR6 04/28/06             $231,922.66
 3001614472          4472         XXXXXX4472             672                  INDX 2006-AR6 04/28/06             $238,738.54
 3001614480          4480         XXXXXX4480             672                  INDX 2006-AR6 04/28/06             $272,103.33
 3001624125          4125         XXXXXX4125             672                  INDX 2006-AR6 04/28/06             $368,068.29
 3001650492          0492         XXXXXX0492             672                  INDX 2006-AR6 04/28/06             $236,215.65
 3001650963          0963         XXXXXX0963             672                  INDX 2006-AR6 04/28/06             $305,693.46
 3001651466          1466         XXXXXX1466             672                  INDX 2006-AR6 04/28/06             $148,111.43
 3001651755          1755         XXXXXX1755             672                  INDX 2006-AR6 04/28/06             $412,103.26
 3001652068          2068         XXXXXX2068             672                  INDX 2006-AR6 04/28/06             $181,421.82
 3001652092          2092         XXXXXX2092             672                  INDX 2006-AR6 04/28/06             $365,051.29
 3001652241          2241         XXXXXX2241             672                  INDX 2006-AR6 04/28/06             $134,664.28
 3001652324          2324         XXXXXX2324             672                  INDX 2006-AR6 04/28/06             $191,015.94
 3001652555          2555         XXXXXX2555             672                  INDX 2006-AR6 04/28/06             $429,615.96
 3001652951          2951         XXXXXX2951             672                  INDX 2006-AR6 04/28/06             $329,684.75
 3001653009          3009         XXXXXX3009             672                  INDX 2006-AR6 04/28/06             $208,403.59
 3001653157          3157         XXXXXX3157             672                  INDX 2006-AR6 04/28/06             $247,116.12
 3001653348          3348         XXXXXX3348             672                  INDX 2006-AR6 04/28/06             $249,185.96
 3001653413          3413         XXXXXX3413             672                  INDX 2006-AR6 04/28/06             $405,584.55
 3001653587          3587         XXXXXX3587             672                  INDX 2006-AR6 04/28/06             $382,455.75
 3001653785          3785         XXXXXX3785             672                  INDX 2006-AR6 04/28/06             $279,228.59
 3001653942          3942         XXXXXX3942             672                  INDX 2006-AR6 04/28/06             $403,164.31
 3001654270          4270         XXXXXX4270             672                  INDX 2006-AR6 04/28/06             $402,075.26
 3001654502          4502         XXXXXX4502             672                  INDX 2006-AR6 04/28/06             $319,699.90
 3001654593          4593         XXXXXX4593             672                  INDX 2006-AR6 04/28/06             $409,420.14
 3001654882          4882         XXXXXX4882             672                  INDX 2006-AR6 04/28/06             $246,575.21
 3001654973          4973         XXXXXX4973             672                  INDX 2006-AR6 04/28/06             $149,202.32
 3001655111          5111         XXXXXX5111             672                  INDX 2006-AR6 04/28/06              $84,807.75
 3001655368          5368         XXXXXX5368             672                  INDX 2006-AR6 04/28/06             $183,807.16
 3001655459          5459         XXXXXX5459             672                  INDX 2006-AR6 04/28/06                $0.00
 3001655699          5699         XXXXXX5699             672                  INDX 2006-AR6 04/28/06             $147,233.02
 3001655772          5772         XXXXXX5772             672                  INDX 2006-AR6 04/28/06             $201,374.13
 3001656010          6010         XXXXXX6010             672                  INDX 2006-AR6 04/28/06             $201,317.30
 3001656101          6101         XXXXXX6101             672                  INDX 2006-AR6 04/28/06             $244,136.67
 3001656259          6259         XXXXXX6259             672                  INDX 2006-AR6 04/28/06             $275,809.94
 3001656721          6721         XXXXXX6721             672                  INDX 2006-AR6 04/28/06             $300,513.46
 3001656747          6747         XXXXXX6747             672                  INDX 2006-AR6 04/28/06             $320,301.97
 3001656812          6812         XXXXXX6812             672                  INDX 2006-AR6 04/28/06             $280,196.25
 3001657059          7059         XXXXXX7059             672                  INDX 2006-AR6 04/28/06             $255,832.76
 3001657299          7299         XXXXXX7299             672                  INDX 2006-AR6 04/28/06             $209,818.85
 3001657364          7364         XXXXXX7364             672                  INDX 2006-AR6 04/28/06             $183,549.97
 3001666696          6696         XXXXXX6696             672                  INDX 2006-AR6 04/28/06             $552,144.27
 3001666704          6704         XXXXXX6704             672                  INDX 2006-AR6 04/28/06             $237,089.74
 3001666738          6738         XXXXXX6738             672                  INDX 2006-AR6 04/28/06             $614,214.01
 3001666746          6746         XXXXXX6746             672                  INDX 2006-AR6 04/28/06             $152,503.10
 3001666993          6993         XXXXXX6993             672                  INDX 2006-AR6 04/28/06             $262,391.42
 3001667041          7041         XXXXXX7041             672                  INDX 2006-AR6 04/28/06             $463,066.13
 3001667108          7108         XXXXXX7108             672                  INDX 2006-AR6 04/28/06                $0.00
 3001667173          7173         XXXXXX7173             672                  INDX 2006-AR6 04/28/06             $667,065.43
 3001667181          7181         XXXXXX7181             672                  INDX 2006-AR6 04/28/06             $307,268.95
 3001682602          2602         XXXXXX2602             672                  INDX 2006-AR6 04/28/06             $493,944.96
 3001682792          2792         XXXXXX2792             672                  INDX 2006-AR6 04/28/06             $570,366.61
 3001683113          3113         XXXXXX3113             672                  INDX 2006-AR6 04/28/06             $755,165.22
 3001683352          3352         XXXXXX3352             672                  INDX 2006-AR6 04/28/06             $482,983.30
 3001683584          3584         XXXXXX3584             672                  INDX 2006-AR6 04/28/06             $250,981.62
 3001683766          3766         XXXXXX3766             672                  INDX 2006-AR6 04/28/06             $270,407.71
 3001683824          3824         XXXXXX3824             672                  INDX 2006-AR6 04/28/06             $407,482.24
 3001684087          4087         XXXXXX4087             672                  INDX 2006-AR6 04/28/06             $194,156.53
 3001684095          4095         XXXXXX4095             672                  INDX 2006-AR6 04/28/06             $194,156.53
 3001685043          5043         XXXXXX5043             672                  INDX 2006-AR6 04/28/06             $344,615.87
 3001685076          5076         XXXXXX5076             672                  INDX 2006-AR6 04/28/06             $408,694.15
 3001685126          5126         XXXXXX5126             672                  INDX 2006-AR6 04/28/06             $166,237.66
 3001685159          5159         XXXXXX5159             672                  INDX 2006-AR6 04/28/06             $413,259.01
 3001685217          5217         XXXXXX5217             672                  INDX 2006-AR6 04/28/06             $388,248.17
 3001685357          5357         XXXXXX5357             672                  INDX 2006-AR6 04/28/06             $269,596.89
 3001685407          5407         XXXXXX5407             672                  INDX 2006-AR6 04/28/06             $443,471.18
 3001685530          5530         XXXXXX5530             672                  INDX 2006-AR6 04/28/06             $281,257.15
 3001685555          5555         XXXXXX5555             672                  INDX 2006-AR6 04/28/06             $272,674.21
 3001685605          5605         XXXXXX5605             672                  INDX 2006-AR6 04/28/06             $385,268.91
 3001685696          5696         XXXXXX5696             672                  INDX 2006-AR6 04/28/06                $0.00
 3001685704          5704         XXXXXX5704             672                  INDX 2006-AR6 04/28/06             $367,499.85
 3001685803          5803         XXXXXX5803             672                  INDX 2006-AR6 04/28/06             $482,460.66
 3001685886          5886         XXXXXX5886             672                  INDX 2006-AR6 04/28/06             $294,346.18
 3001686488          6488         XXXXXX6488             672                  INDX 2006-AR6 04/28/06             $410,953.43
 3001686504          6504         XXXXXX6504             672                  INDX 2006-AR6 04/28/06             $456,602.66
 3001686520          6520         XXXXXX6520             672                  INDX 2006-AR6 04/28/06             $720,567.93
 3001686595          6595         XXXXXX6595             672                  INDX 2006-AR6 04/28/06             $769,448.52
 3001687155          7155         XXXXXX7155             672                  INDX 2006-AR6 04/28/06                $0.00
 3001687189          7189         XXXXXX7189             672                  INDX 2006-AR6 04/28/06            $1,266,340.65
 3001687254          7254         XXXXXX7254             672                  INDX 2006-AR6 04/28/06             $372,095.60
 3001687312          7312         XXXXXX7312             672                  INDX 2006-AR6 04/28/06             $687,436.10
 3001687403          7403         XXXXXX7403             672                  INDX 2006-AR6 04/28/06             $336,310.94
 3001687643          7643         XXXXXX7643             672                  INDX 2006-AR6 04/28/06             $320,522.39
 3001687841          7841         XXXXXX7841             672                  INDX 2006-AR6 04/28/06             $274,691.35
 3001688195          8195         XXXXXX8195             672                  INDX 2006-AR6 04/28/06             $406,378.91
 3001688575          8575         XXXXXX8575             672                  INDX 2006-AR6 04/28/06             $323,116.02
 3001688633          8633         XXXXXX8633             672                  INDX 2006-AR6 04/28/06             $441,029.48
 3001688781          8781         XXXXXX8781             672                  INDX 2006-AR6 04/28/06             $290,080.95
 3001688849          8849         XXXXXX8849             672                  INDX 2006-AR6 04/28/06             $524,166.15
 3001689250          9250         XXXXXX9250             672                  INDX 2006-AR6 04/28/06             $310,416.38
 3001689326          9326         XXXXXX9326             672                  INDX 2006-AR6 04/28/06             $262,572.35
 3001689656          9656         XXXXXX9656             672                  INDX 2006-AR6 04/28/06             $412,387.68
 3001689664          9664         XXXXXX9664             672                  INDX 2006-AR6 04/28/06             $410,153.76
 3001689979          9979         XXXXXX9979             672                  INDX 2006-AR6 04/28/06             $311,807.17
 3001690019          0019         XXXXXX0019             672                  INDX 2006-AR6 04/28/06             $323,984.63
 3001690035          0035         XXXXXX0035             672                  INDX 2006-AR6 04/28/06             $544,147.95
 3001690449          0449         XXXXXX0449             672                  INDX 2006-AR6 04/28/06             $537,671.14
 3001690548          0548         XXXXXX0548             672                  INDX 2006-AR6 04/28/06             $462,637.31
 3001690605          0605         XXXXXX0605             672                  INDX 2006-AR6 04/28/06             $389,071.06
 3001690738          0738         XXXXXX0738             672                  INDX 2006-AR6 04/28/06             $316,411.22
 3001691124          1124         XXXXXX1124             672                  INDX 2006-AR6 04/28/06             $338,175.57
 3001691207          1207         XXXXXX1207             672                  INDX 2006-AR6 04/28/06             $314,248.69
 3001691470          1470         XXXXXX1470             672                  INDX 2006-AR6 04/28/06             $649,601.80
 3001691488          1488         XXXXXX1488             672                  INDX 2006-AR6 04/28/06             $408,210.40
 3001691652          1652         XXXXXX1652             672                  INDX 2006-AR6 04/28/06             $384,117.85
 3001692080          2080         XXXXXX2080             672                  INDX 2006-AR6 04/28/06             $225,227.95
 3001692130          2130         XXXXXX2130             672                  INDX 2006-AR6 04/28/06             $314,832.88
 3001692148          2148         XXXXXX2148             672                  INDX 2006-AR6 04/28/06             $513,218.65
 3001692189          2189         XXXXXX2189             672                  INDX 2006-AR6 04/28/06             $396,357.85
 3001692205          2205         XXXXXX2205             672                  INDX 2006-AR6 04/28/06             $220,710.85
 3001692403          2403         XXXXXX2403             672                  INDX 2006-AR6 04/28/06             $388,241.56
 3001692494          2494         XXXXXX2494             672                  INDX 2006-AR6 04/28/06             $189,963.60
 3001692528          2528         XXXXXX2528             672                  INDX 2006-AR6 04/28/06             $233,368.69
 3001692643          2643         XXXXXX2643             672                  INDX 2006-AR6 04/28/06             $260,958.01
 3001692908          2908         XXXXXX2908             672                  INDX 2006-AR6 04/28/06             $227,597.85
 3001693468          3468         XXXXXX3468             672                  INDX 2006-AR6 04/28/06             $261,526.43
 3001693534          3534         XXXXXX3534             672                  INDX 2006-AR6 04/28/06             $327,738.20
 3001693955          3955         XXXXXX3955             672                  INDX 2006-AR6 04/28/06             $469,807.94
 3001694268          4268         XXXXXX4268             672                  INDX 2006-AR6 04/28/06             $438,344.87
 3001703374          3374         XXXXXX3374             672                  INDX 2006-AR6 04/28/06             $171,051.08
 3001703390          3390         XXXXXX3390             672                  INDX 2006-AR6 04/28/06             $455,684.34
 3001703408          3408         XXXXXX3408             672                  INDX 2006-AR6 04/28/06             $214,302.56
 3001703424          3424         XXXXXX3424             672                  INDX 2006-AR6 04/28/06             $180,785.12
 3001703440          3440         XXXXXX3440             672                  INDX 2006-AR6 04/28/06             $242,433.36
 3001703457          3457         XXXXXX3457             672                  INDX 2006-AR6 04/28/06             $215,845.49
 3001703499          3499         XXXXXX3499             672                  INDX 2006-AR6 04/28/06             $230,186.79
 3001703549          3549         XXXXXX3549             672                  INDX 2006-AR6 04/28/06             $204,255.77
 3001703606          3606         XXXXXX3606             672                  INDX 2006-AR6 04/28/06             $413,695.00
 3001703614          3614         XXXXXX3614             672                  INDX 2006-AR6 04/28/06             $491,565.78
 3001703697          3697         XXXXXX3697             672                  INDX 2006-AR6 04/28/06             $329,819.98
 3001703853          3853         XXXXXX3853             672                  INDX 2006-AR6 04/28/06                $0.00
 3001703861          3861         XXXXXX3861             672                  INDX 2006-AR6 04/28/06             $405,721.91
 3001703879          3879         XXXXXX3879             672                  INDX 2006-AR6 04/28/06             $462,745.32
 3001703887          3887         XXXXXX3887             672                  INDX 2006-AR6 04/28/06             $433,315.54
 3001703929          3929         XXXXXX3929             672                  INDX 2006-AR6 04/28/06             $427,608.18
 3001703937          3937         XXXXXX3937             672                  INDX 2006-AR6 04/28/06             $500,564.74
 3001703945          3945         XXXXXX3945             672                  INDX 2006-AR6 04/28/06             $284,208.52
 3001703960          3960         XXXXXX3960             672                  INDX 2006-AR6 04/28/06             $349,780.61
 3001703986          3986         XXXXXX3986             672                  INDX 2006-AR6 04/28/06                $0.00
 3001704059          4059         XXXXXX4059             672                  INDX 2006-AR6 04/28/06             $277,236.44
 3001704083          4083         XXXXXX4083             672                  INDX 2006-AR6 04/28/06             $441,740.88
 3001704224          4224         XXXXXX4224             672                  INDX 2006-AR6 04/28/06             $409,959.71
 3001704273          4273         XXXXXX4273             672                  INDX 2006-AR6 04/28/06             $228,389.20
 3001704323          4323         XXXXXX4323             672                  INDX 2006-AR6 04/28/06             $655,085.62
 3001704331          4331         XXXXXX4331             672                  INDX 2006-AR6 04/28/06             $146,634.32
 3001704349          4349         XXXXXX4349             672                  INDX 2006-AR6 04/28/06             $129,528.70
 3001704356          4356         XXXXXX4356             672                  INDX 2006-AR6 04/28/06             $206,119.96
 3001704372          4372         XXXXXX4372             672                  INDX 2006-AR6 04/28/06             $136,437.07
 3001704380          4380         XXXXXX4380             672                  INDX 2006-AR6 04/28/06             $639,701.26
 3001704414          4414         XXXXXX4414             672                  INDX 2006-AR6 04/28/06             $290,247.75
 3001704455          4455         XXXXXX4455             672                  INDX 2006-AR6 04/28/06             $152,534.94
 3001704554          4554         XXXXXX4554             672                  INDX 2006-AR6 04/28/06             $149,540.13
 3001704570          4570         XXXXXX4570             672                  INDX 2006-AR6 04/28/06             $301,675.80
 3001704596          4596         XXXXXX4596             672                  INDX 2006-AR6 04/28/06             $352,907.08
 3001704604          4604         XXXXXX4604             672                  INDX 2006-AR6 04/28/06             $405,501.23
 3001704638          4638         XXXXXX4638             672                  INDX 2006-AR6 04/28/06             $283,469.47
 3001704745          4745         XXXXXX4745             672                  INDX 2006-AR6 04/28/06             $199,065.25
 3001704760          4760         XXXXXX4760             672                  INDX 2006-AR6 04/28/06             $282,019.63
 3001704786          4786         XXXXXX4786             672                  INDX 2006-AR6 04/28/06             $201,219.99
 3001704844          4844         XXXXXX4844             672                  INDX 2006-AR6 04/28/06             $356,703.04
 3001704877          4877         XXXXXX4877             672                  INDX 2006-AR6 04/28/06             $242,550.44
 3001708514          8514         XXXXXX8514             672                  INDX 2006-AR6 04/28/06             $310,044.94
 3001708589          8589         XXXXXX8589             672                  INDX 2006-AR6 04/28/06                $0.00
 3001708621          8621         XXXXXX8621             672                  INDX 2006-AR6 04/28/06             $246,575.21
 3001708712          8712         XXXXXX8712             672                  INDX 2006-AR6 04/28/06             $447,275.68
 3001708779          8779         XXXXXX8779             672                  INDX 2006-AR6 04/28/06             $386,588.10
 3001708803          8803         XXXXXX8803             672                  INDX 2006-AR6 04/28/06             $369,040.84
 3001708852          8852         XXXXXX8852             672                  INDX 2006-AR6 04/28/06             $349,755.79
 3001708936          8936         XXXXXX8936             672                  INDX 2006-AR6 04/28/06             $181,275.71
 3001708944          8944         XXXXXX8944             672                  INDX 2006-AR6 04/28/06             $365,061.46
 3001708951          8951         XXXXXX8951             672                  INDX 2006-AR6 04/28/06                $0.00
 3001708969          8969         XXXXXX8969             672                  INDX 2006-AR6 04/28/06             $317,960.26
 3001708993          8993         XXXXXX8993             672                  INDX 2006-AR6 04/28/06             $554,023.61
 3001709033          9033         XXXXXX9033             672                  INDX 2006-AR6 04/28/06                $0.00
 3001709264          9264         XXXXXX9264             672                  INDX 2006-AR6 04/28/06             $216,370.70
 3001709363          9363         XXXXXX9363             672                  INDX 2006-AR6 04/28/06             $469,842.51
 3001709462          9462         XXXXXX9462             672                  INDX 2006-AR6 04/28/06             $315,919.32
 3001709504          9504         XXXXXX9504             672                  INDX 2006-AR6 04/28/06             $411,244.98
 3001709637          9637         XXXXXX9637             672                  INDX 2006-AR6 04/28/06             $249,225.51
 3001709710          9710         XXXXXX9710             672                  INDX 2006-AR6 04/28/06             $491,582.90
 3001709777          9777         XXXXXX9777             672                  INDX 2006-AR6 04/28/06             $173,578.12
 3001709785          9785         XXXXXX9785             672                  INDX 2006-AR6 04/28/06             $476,711.97
 3001709850          9850         XXXXXX9850             672                  INDX 2006-AR6 04/28/06             $323,316.71
 3001709983          9983         XXXXXX9983             672                  INDX 2006-AR6 04/28/06             $275,260.87
 3001710064          0064         XXXXXX0064             672                  INDX 2006-AR6 04/28/06             $292,909.80
 3001710122          0122         XXXXXX0122             672                  INDX 2006-AR6 04/28/06             $307,072.50
 3001710304          0304         XXXXXX0304             672                  INDX 2006-AR6 04/28/06             $460,273.61
 3001710361          0361         XXXXXX0361             672                  INDX 2006-AR6 04/28/06             $259,181.18
 3001710437          0437         XXXXXX0437             672                  INDX 2006-AR6 04/28/06             $267,118.10
 3001710460          0460         XXXXXX0460             672                  INDX 2006-AR6 04/28/06             $494,084.50
 3001710478          0478         XXXXXX0478             672                  INDX 2006-AR6 04/28/06             $248,193.53
 3001710510          0510         XXXXXX0510             672                  INDX 2006-AR6 04/28/06             $512,044.17
 3001710635          0635         XXXXXX0635             672                  INDX 2006-AR6 04/28/06             $141,572.24
 3001710643          0643         XXXXXX0643             672                  INDX 2006-AR6 04/28/06             $693,709.98
 3001710650          0650         XXXXXX0650             672                  INDX 2006-AR6 04/28/06             $252,620.41
 3001710684          0684         XXXXXX0684             672                  INDX 2006-AR6 04/28/06             $471,638.23
 3001710767          0767         XXXXXX0767             672                  INDX 2006-AR6 04/28/06             $240,884.63
 3001710783          0783         XXXXXX0783             672                  INDX 2006-AR6 04/28/06             $401,141.44
 3001710825          0825         XXXXXX0825             672                  INDX 2006-AR6 04/28/06             $509,106.66
 3001710841          0841         XXXXXX0841             672                  INDX 2006-AR6 04/28/06             $302,282.35
 3001710908          0908         XXXXXX0908             672                  INDX 2006-AR6 04/28/06             $315,924.45
 3001710932          0932         XXXXXX0932             672                  INDX 2006-AR6 04/28/06             $513,592.08
 3001710999          0999         XXXXXX0999             672                  INDX 2006-AR6 04/28/06             $515,621.72
 3001711179          1179         XXXXXX1179             672                  INDX 2006-AR6 04/28/06             $132,292.87
 3001711211          1211         XXXXXX1211             672                  INDX 2006-AR6 04/28/06             $209,452.95
 3001711245          1245         XXXXXX1245             672                  INDX 2006-AR6 04/28/06             $202,017.43
 3001711252          1252         XXXXXX1252             672                  INDX 2006-AR6 04/28/06             $254,737.67
 3001711260          1260         XXXXXX1260             672                  INDX 2006-AR6 04/28/06             $464,363.05
 3001711278          1278         XXXXXX1278             672                  INDX 2006-AR6 04/28/06             $287,610.82
 3001711310          1310         XXXXXX1310             672                  INDX 2006-AR6 04/28/06             $512,481.33
 3001711393          1393         XXXXXX1393             672                  INDX 2006-AR6 04/28/06             $651,625.52
 3001711427          1427         XXXXXX1427             672                  INDX 2006-AR6 04/28/06             $184,926.39
 3001711492          1492         XXXXXX1492             672                  INDX 2006-AR6 04/28/06             $391,396.57
 3001711526          1526         XXXXXX1526             672                  INDX 2006-AR6 04/28/06             $460,501.46
 3001711583          1583         XXXXXX1583             672                  INDX 2006-AR6 04/28/06             $262,255.55
 3001711674          1674         XXXXXX1674             672                  INDX 2006-AR6 04/28/06             $261,986.13
 3001711682          1682         XXXXXX1682             672                  INDX 2006-AR6 04/28/06             $237,263.58
 3001711732          1732         XXXXXX1732             672                  INDX 2006-AR6 04/28/06             $336,562.64
 3001711773          1773         XXXXXX1773             672                  INDX 2006-AR6 04/28/06             $250,422.60
 3001711823          1823         XXXXXX1823             672                  INDX 2006-AR6 04/28/06             $513,213.49
 3001711963          1963         XXXXXX1963             672                  INDX 2006-AR6 04/28/06             $242,575.77
 3001712086          2086         XXXXXX2086             672                  INDX 2006-AR6 04/28/06             $395,432.23
 3001712193          2193         XXXXXX2193             672                  INDX 2006-AR6 04/28/06             $320,879.50
 3001713019          3019         XXXXXX3019             672                  INDX 2006-AR6 04/28/06             $232,983.53
 3001713035          3035         XXXXXX3035             672                  INDX 2006-AR6 04/28/06             $336,348.78
 3001713126          3126         XXXXXX3126             672                  INDX 2006-AR6 04/28/06             $185,412.22
 3001713183          3183         XXXXXX3183             672                  INDX 2006-AR6 04/28/06             $392,644.44
 3001713225          3225         XXXXXX3225             672                  INDX 2006-AR6 04/28/06             $363,642.11
 3001713258          3258         XXXXXX3258             672                  INDX 2006-AR6 04/28/06             $302,351.38
 3001713266          3266         XXXXXX3266             672                  INDX 2006-AR6 04/28/06             $159,079.34
 3001713332          3332         XXXXXX3332             672                  INDX 2006-AR6 04/28/06             $381,031.08
 3001713456          3456         XXXXXX3456             672                  INDX 2006-AR6 04/28/06            $1,030,996.60
 3001713464          3464         XXXXXX3464             672                  INDX 2006-AR6 04/28/06             $544,073.70
 3001713613          3613         XXXXXX3613             672                  INDX 2006-AR6 04/28/06             $558,329.43
 3001713688          3688         XXXXXX3688             672                  INDX 2006-AR6 04/28/06             $457,490.53
 3001713696          3696         XXXXXX3696             672                  INDX 2006-AR6 04/28/06             $572,688.74
 3001713746          3746         XXXXXX3746             672                  INDX 2006-AR6 04/28/06             $597,432.93
 3001713753          3753         XXXXXX3753             672                  INDX 2006-AR6 04/28/06             $534,047.44
 3001713837          3837         XXXXXX3837             672                  INDX 2006-AR6 04/28/06             $468,765.34
 3001713894          3894         XXXXXX3894             672                  INDX 2006-AR6 04/28/06             $666,861.67
 3001714017          4017         XXXXXX4017             672                  INDX 2006-AR6 04/28/06             $294,523.86
 3001714033          4033         XXXXXX4033             672                  INDX 2006-AR6 04/28/06             $468,844.62
 3001714058          4058         XXXXXX4058             672                  INDX 2006-AR6 04/28/06             $531,341.25
 3001714116          4116         XXXXXX4116             672                  INDX 2006-AR6 04/28/06             $552,950.21
 3001714124          4124         XXXXXX4124             672                  INDX 2006-AR6 04/28/06             $482,320.54
 3001714165          4165         XXXXXX4165             672                  INDX 2006-AR6 04/28/06             $665,324.28
 3001714322          4322         XXXXXX4322             672                  INDX 2006-AR6 04/28/06             $180,338.42
 3001714389          4389         XXXXXX4389             672                  INDX 2006-AR6 04/28/06             $526,977.52
 3001714413          4413         XXXXXX4413             672                  INDX 2006-AR6 04/28/06             $323,658.80
 3001714579          4579         XXXXXX4579             672                  INDX 2006-AR6 04/28/06             $570,249.68
 3001714587          4587         XXXXXX4587             672                  INDX 2006-AR6 04/28/06             $481,710.03
 3001714595          4595         XXXXXX4595             672                  INDX 2006-AR6 04/28/06             $236,301.22
 3001714603          4603         XXXXXX4603             672                  INDX 2006-AR6 04/28/06             $515,132.45
 3001714686          4686         XXXXXX4686             672                  INDX 2006-AR6 04/28/06             $365,691.90
 3001714694          4694         XXXXXX4694             672                  INDX 2006-AR6 04/28/06             $422,831.67
 3001714736          4736         XXXXXX4736             672                  INDX 2006-AR6 04/28/06             $622,811.01
 3001714827          4827         XXXXXX4827             672                  INDX 2006-AR6 04/28/06             $561,837.67
 3001714835          4835         XXXXXX4835             672                  INDX 2006-AR6 04/28/06             $460,273.53
 3001714900          4900         XXXXXX4900             672                  INDX 2006-AR6 04/28/06             $529,275.34
 3001714942          4942         XXXXXX4942             672                  INDX 2006-AR6 04/28/06             $458,794.54
 3001714967          4967         XXXXXX4967             672                  INDX 2006-AR6 04/28/06             $567,122.90
 3001715006          5006         XXXXXX5006             672                  INDX 2006-AR6 04/28/06             $136,154.13
 3001715030          5030         XXXXXX5030             672                  INDX 2006-AR6 04/28/06             $500,894.05
 3001715048          5048         XXXXXX5048             672                  INDX 2006-AR6 04/28/06             $474,150.90
 3001715055          5055         XXXXXX5055             672                  INDX 2006-AR6 04/28/06             $539,834.68
 3001715105          5105         XXXXXX5105             672                  INDX 2006-AR6 04/28/06                $0.00
 3001715147          5147         XXXXXX5147             672                  INDX 2006-AR6 04/28/06             $571,232.44
 3001715188          5188         XXXXXX5188             672                  INDX 2006-AR6 04/28/06             $461,508.86
 3001715196          5196         XXXXXX5196             672                  INDX 2006-AR6 04/28/06             $585,449.97
 3001715238          5238         XXXXXX5238             672                  INDX 2006-AR6 04/28/06             $467,465.42
 3001715253          5253         XXXXXX5253             672                  INDX 2006-AR6 04/28/06             $628,049.58
 3001715279          5279         XXXXXX5279             672                  INDX 2006-AR6 04/28/06             $560,959.82
 3001715295          5295         XXXXXX5295             672                  INDX 2006-AR6 04/28/06             $462,785.23
 3001715329          5329         XXXXXX5329             672                  INDX 2006-AR6 04/28/06             $665,418.57
 3001715337          5337         XXXXXX5337             672                  INDX 2006-AR6 04/28/06             $460,273.61
 3001715345          5345         XXXXXX5345             672                  INDX 2006-AR6 04/28/06             $472,602.42
 3001715568          5568         XXXXXX5568             672                  INDX 2006-AR6 04/28/06             $614,684.92
 3001715592          5592         XXXXXX5592             672                  INDX 2006-AR6 04/28/06             $183,837.64
 3001715600          5600         XXXXXX5600             672                  INDX 2006-AR6 04/28/06                $0.00
 3001716004          6004         XXXXXX6004             672                  INDX 2006-AR6 04/28/06             $515,512.44
 3001716053          6053         XXXXXX6053             672                  INDX 2006-AR6 04/28/06             $447,944.89
 3001716178          6178         XXXXXX6178             672                  INDX 2006-AR6 04/28/06             $459,115.46
 3001716186          6186         XXXXXX6186             672                  INDX 2006-AR6 04/28/06             $472,305.07
 3001716285          6285         XXXXXX6285             672                  INDX 2006-AR6 04/28/06             $455,014.39
 3001716368          6368         XXXXXX6368             672                  INDX 2006-AR6 04/28/06             $260,371.68
 3001716392          6392         XXXXXX6392             672                  INDX 2006-AR6 04/28/06             $487,090.46
 3001716418          6418         XXXXXX6418             672                  INDX 2006-AR6 04/28/06             $572,521.10
 3001716533          6533         XXXXXX6533             672                  INDX 2006-AR6 04/28/06                $0.00
 3001716582          6582         XXXXXX6582             672                  INDX 2006-AR6 04/28/06              $81,055.44
 3001716590          6590         XXXXXX6590             672                  INDX 2006-AR6 04/28/06              $49,467.31
 3001716616          6616         XXXXXX6616             672                  INDX 2006-AR6 04/28/06             $284,874.11
 3001716624          6624         XXXXXX6624             672                  INDX 2006-AR6 04/28/06             $549,339.40
 3001716707          6707         XXXXXX6707             672                  INDX 2006-AR6 04/28/06             $256,844.00
 3001716749          6749         XXXXXX6749             672                  INDX 2006-AR6 04/28/06             $132,328.69
 3001722879          2879         XXXXXX2879             672                  INDX 2006-AR6 04/28/06             $230,325.12
 3001722986          2986         XXXXXX2986             672                  INDX 2006-AR6 04/28/06             $417,923.09
 3001723067          3067         XXXXXX3067             672                  INDX 2006-AR6 04/28/06             $288,685.27
 3001723224          3224         XXXXXX3224             672                  INDX 2006-AR6 04/28/06             $411,556.14
 3001723547          3547         XXXXXX3547             672                  INDX 2006-AR6 04/28/06             $430,563.93
 3001723646          3646         XXXXXX3646             672                  INDX 2006-AR6 04/28/06             $949,188.51
 3001723760          3760         XXXXXX3760             672                  INDX 2006-AR6 04/28/06             $746,427.25
 3001723869          3869         XXXXXX3869             672                  INDX 2006-AR6 04/28/06             $265,535.68
 3001723877          3877         XXXXXX3877             672                  INDX 2006-AR6 04/28/06             $359,464.79
 3001723943          3943         XXXXXX3943             672                  INDX 2006-AR6 04/28/06             $972,324.73
 3001724016          4016         XXXXXX4016             672                  INDX 2006-AR6 04/28/06             $426,680.03
 3001724032          4032         XXXXXX4032             672                  INDX 2006-AR6 04/28/06             $145,592.98
 3001724057          4057         XXXXXX4057             672                  INDX 2006-AR6 04/28/06             $402,222.55
 3001724073          4073         XXXXXX4073             672                  INDX 2006-AR6 04/28/06                $0.00
 3001724099          4099         XXXXXX4099             672                  INDX 2006-AR6 04/28/06             $665,883.29
 3001724214          4214         XXXXXX4214             672                  INDX 2006-AR6 04/28/06             $294,384.74
 3001724248          4248         XXXXXX4248             672                  INDX 2006-AR6 04/28/06             $298,452.61
 3001724271          4271         XXXXXX4271             672                  INDX 2006-AR6 04/28/06             $267,107.22
 3001724297          4297         XXXXXX4297             672                  INDX 2006-AR6 04/28/06             $198,877.77
 3001724305          4305         XXXXXX4305             672                  INDX 2006-AR6 04/28/06             $441,589.35
 3001724362          4362         XXXXXX4362             672                  INDX 2006-AR6 04/28/06             $335,312.55
 3001724537          4537         XXXXXX4537             672                  INDX 2006-AR6 04/28/06             $293,277.00
 3001724586          4586         XXXXXX4586             672                  INDX 2006-AR6 04/28/06                $0.00
 3001724610          4610         XXXXXX4610             672                  INDX 2006-AR6 04/28/06             $259,053.00
 3001724651          4651         XXXXXX4651             672                  INDX 2006-AR6 04/28/06             $271,801.85
 3001724842          4842         XXXXXX4842             672                  INDX 2006-AR6 04/28/06             $503,616.45
 3001724867          4867         XXXXXX4867             672                  INDX 2006-AR6 04/28/06             $582,765.45
 3001724891          4891         XXXXXX4891             672                  INDX 2006-AR6 04/28/06             $246,690.78
 3001724958          4958         XXXXXX4958             672                  INDX 2006-AR6 04/28/06             $398,069.57
 3001724966          4966         XXXXXX4966             672                  INDX 2006-AR6 04/28/06             $256,510.54
 3001724974          4974         XXXXXX4974             672                  INDX 2006-AR6 04/28/06             $562,492.56
 3001725005          5005         XXXXXX5005             672                  INDX 2006-AR6 04/28/06             $484,561.89
 3001725070          5070         XXXXXX5070             672                  INDX 2006-AR6 04/28/06             $295,740.40
 3001725104          5104         XXXXXX5104             672                  INDX 2006-AR6 04/28/06             $268,496.13
 3001725146          5146         XXXXXX5146             672                  INDX 2006-AR6 04/28/06             $365,405.14
 3001725203          5203         XXXXXX5203             672                  INDX 2006-AR6 04/28/06             $194,162.22
 3001725310          5310         XXXXXX5310             672                  INDX 2006-AR6 04/28/06             $574,179.40
 3001725328          5328         XXXXXX5328             672                  INDX 2006-AR6 04/28/06             $287,887.88
 3001725393          5393         XXXXXX5393             672                  INDX 2006-AR6 04/28/06             $299,289.49
 3001725542          5542         XXXXXX5542             672                  INDX 2006-AR6 04/28/06             $204,887.17
 3001725559          5559         XXXXXX5559             672                  INDX 2006-AR6 04/28/06             $265,482.21
 3001725575          5575         XXXXXX5575             672                  INDX 2006-AR6 04/28/06             $392,465.51
 3001725583          5583         XXXXXX5583             672                  INDX 2006-AR6 04/28/06             $768,326.87
 3001725633          5633         XXXXXX5633             672                  INDX 2006-AR6 04/28/06             $342,454.64
 3001725708          5708         XXXXXX5708             672                  INDX 2006-AR6 04/28/06             $345,151.91
 3001725930          5930         XXXXXX5930             672                  INDX 2006-AR6 04/28/06             $366,010.02
 3001725955          5955         XXXXXX5955             672                  INDX 2006-AR6 04/28/06             $371,500.47
 3001726052          6052         XXXXXX6052             672                  INDX 2006-AR6 04/28/06             $375,711.75
 3001726235          6235         XXXXXX6235             672                  INDX 2006-AR6 04/28/06             $358,328.61
 3001726284          6284         XXXXXX6284             672                  INDX 2006-AR6 04/28/06             $297,198.19
 3001726292          6292         XXXXXX6292             672                  INDX 2006-AR6 04/28/06             $380,065.74
 3001726318          6318         XXXXXX6318             672                  INDX 2006-AR6 04/28/06             $383,677.58
 3001726458          6458         XXXXXX6458             672                  INDX 2006-AR6 04/28/06             $262,628.31
 3001726557          6557         XXXXXX6557             672                  INDX 2006-AR6 04/28/06             $265,318.21
 3001726573          6573         XXXXXX6573             672                  INDX 2006-AR6 04/28/06             $400,292.35
 3001726599          6599         XXXXXX6599             672                  INDX 2006-AR6 04/28/06             $389,363.34
 3001726607          6607         XXXXXX6607             672                  INDX 2006-AR6 04/28/06             $337,565.39
 3001726854          6854         XXXXXX6854             672                  INDX 2006-AR6 04/28/06             $266,353.37
 3001726979          6979         XXXXXX6979             672                  INDX 2006-AR6 04/28/06             $983,766.67
 3001726987          6987         XXXXXX6987             672                  INDX 2006-AR6 04/28/06             $314,790.71
 3001727126          7126         XXXXXX7126             672                  INDX 2006-AR6 04/28/06             $474,841.03
 3001727183          7183         XXXXXX7183             672                  INDX 2006-AR6 04/28/06             $279,448.96
 3001727191          7191         XXXXXX7191             672                  INDX 2006-AR6 04/28/06             $437,203.88
 3001727209          7209         XXXXXX7209             672                  INDX 2006-AR6 04/28/06             $305,825.10
 3001727258          7258         XXXXXX7258             672                  INDX 2006-AR6 04/28/06             $277,410.26
 3001727332          7332         XXXXXX7332             672                  INDX 2006-AR6 04/28/06             $327,867.88
 3001727340          7340         XXXXXX7340             672                  INDX 2006-AR6 04/28/06             $563,525.27
 3001727399          7399         XXXXXX7399             672                  INDX 2006-AR6 04/28/06             $652,546.49
 3001727415          7415         XXXXXX7415             672                  INDX 2006-AR6 04/28/06             $446,654.02
 3001727498          7498         XXXXXX7498             672                  INDX 2006-AR6 04/28/06                $0.00
 3001727514          7514         XXXXXX7514             672                  INDX 2006-AR6 04/28/06             $208,480.04
 3001727639          7639         XXXXXX7639             672                  INDX 2006-AR6 04/28/06                $0.00
 3001727746          7746         XXXXXX7746             672                  INDX 2006-AR6 04/28/06             $616,230.17
 3001727837          7837         XXXXXX7837             672                  INDX 2006-AR6 04/28/06             $236,697.69
 3001727852          7852         XXXXXX7852             672                  INDX 2006-AR6 04/28/06             $400,981.25
 3001727936          7936         XXXXXX7936             672                  INDX 2006-AR6 04/28/06             $256,108.97
 3001728082          8082         XXXXXX8082             672                  INDX 2006-AR6 04/28/06             $462,328.43
 3001728124          8124         XXXXXX8124             672                  INDX 2006-AR6 04/28/06             $177,227.38
 3001728140          8140         XXXXXX8140             672                  INDX 2006-AR6 04/28/06             $653,410.78
 3001728264          8264         XXXXXX8264             672                  INDX 2006-AR6 04/28/06             $348,150.59
 3001728280          8280         XXXXXX8280             672                  INDX 2006-AR6 04/28/06             $429,180.18
 3001728363          8363         XXXXXX8363             672                  INDX 2006-AR6 04/28/06             $409,408.89
 3001728405          8405         XXXXXX8405             672                  INDX 2006-AR6 04/28/06             $396,487.92
 3001728488          8488         XXXXXX8488             672                  INDX 2006-AR6 04/28/06             $255,153.78
 3001728561          8561         XXXXXX8561             672                  INDX 2006-AR6 04/28/06             $304,051.89
 3001741093          1093         XXXXXX1093             672                  INDX 2006-AR6 04/28/06             $815,109.06
 3001742091          2091         XXXXXX2091             672                  INDX 2006-AR6 04/28/06             $549,123.10
 3001742307          2307         XXXXXX2307             672                  INDX 2006-AR6 04/28/06             $442,639.10
 3001742786          2786         XXXXXX2786             672                  INDX 2006-AR6 04/28/06             $109,723.92
 3001743032          3032         XXXXXX3032             672                  INDX 2006-AR6 04/28/06             $401,031.10
 3001743040          3040         XXXXXX3040             672                  INDX 2006-AR6 04/28/06             $329,511.97
 3001743123          3123         XXXXXX3123             672                  INDX 2006-AR6 04/28/06             $248,938.03
 3001743206          3206         XXXXXX3206             672                  INDX 2006-AR6 04/28/06             $181,079.71
 3001743271          3271         XXXXXX3271             672                  INDX 2006-AR6 04/28/06             $125,340.20
 3001743495          3495         XXXXXX3495             672                  INDX 2006-AR6 04/28/06             $439,318.28
 3001743701          3701         XXXXXX3701             672                  INDX 2006-AR6 04/28/06             $231,419.16
 3001744204          4204         XXXXXX4204             672                  INDX 2006-AR6 04/28/06             $370,258.12
 3001745169          5169         XXXXXX5169             672                  INDX 2006-AR6 04/28/06             $462,595.56
 3001746464          6464         XXXXXX6464             672                  INDX 2006-AR6 04/28/06             $233,393.58
 3001747116          7116         XXXXXX7116             672                  INDX 2006-AR6 04/28/06             $280,218.62
 3001747199          7199         XXXXXX7199             672                  INDX 2006-AR6 04/28/06             $575,544.28
 3001747744          7744         XXXXXX7744             672                  INDX 2006-AR6 04/28/06             $448,460.24
 3001756737          6737         XXXXXX6737             672                  INDX 2006-AR6 04/28/06             $156,972.16
 3001756745          6745         XXXXXX6745             672                  INDX 2006-AR6 04/28/06             $186,500.98
 3001756794          6794         XXXXXX6794             672                  INDX 2006-AR6 04/28/06                $0.00
 3001756885          6885         XXXXXX6885             672                  INDX 2006-AR6 04/28/06             $211,583.82
 3001756901          6901         XXXXXX6901             672                  INDX 2006-AR6 04/28/06                $0.00
 3001757040          7040         XXXXXX7040             672                  INDX 2006-AR6 04/28/06             $301,549.50
 3001757065          7065         XXXXXX7065             672                  INDX 2006-AR6 04/28/06             $229,796.91
 3001768104          8104         XXXXXX8104             672                  INDX 2006-AR6 04/28/06             $249,513.13
 3001768468          8468         XXXXXX8468             672                  INDX 2006-AR6 04/28/06             $402,753.33
 3001768526          8526         XXXXXX8526             672                  INDX 2006-AR6 04/28/06             $241,665.04
 3001768567          8567         XXXXXX8567             672                  INDX 2006-AR6 04/28/06             $452,026.34
 3001768633          8633         XXXXXX8633             672                  INDX 2006-AR6 04/28/06             $241,859.68
 3001768732          8732         XXXXXX8732             672                  INDX 2006-AR6 04/28/06             $431,912.78
 1006837528          7528         XXXXXX7528             676                INDX 2006-AR8 (5-31-2006)            $711,589.15
 1006867723          7723         XXXXXX7723             676                INDX 2006-AR8 (5-31-2006)            $209,703.04
 1006970634          0634         XXXXXX0634             676                INDX 2006-AR8 (5-31-2006)            $592,486.01
 1006974909          4909         XXXXXX4909             676                INDX 2006-AR8 (5-31-2006)            $340,048.57
 1007041203          1203         XXXXXX1203             676                INDX 2006-AR8 (5-31-2006)            $661,481.41
 1007316795          6795         XXXXXX6795             676                INDX 2006-AR8 (5-31-2006)            $161,086.04
 1007318494          8494         XXXXXX8494             676                INDX 2006-AR8 (5-31-2006)            $220,118.85
 1007343732          3732         XXXXXX3732             676                INDX 2006-AR8 (5-31-2006)            $234,960.31
 1007343922          3922         XXXXXX3922             676                INDX 2006-AR8 (5-31-2006)            $203,311.68
 1007345000          5000         XXXXXX5000             676                INDX 2006-AR8 (5-31-2006)            $195,265.86
 1007348749          8749         XXXXXX8749             676                INDX 2006-AR8 (5-31-2006)             $73,146.59
 1007349382          9382         XXXXXX9382             676                INDX 2006-AR8 (5-31-2006)              $492.14
 1007356031          6031         XXXXXX6031             676                INDX 2006-AR8 (5-31-2006)            $121,809.08
 1007357377          7377         XXXXXX7377             676                INDX 2006-AR8 (5-31-2006)            $555,968.85
 1007357385          7385         XXXXXX7385             676                INDX 2006-AR8 (5-31-2006)            $229,885.34
 1007359597          9597         XXXXXX9597             676                INDX 2006-AR8 (5-31-2006)            $129,959.48
 1007361999          1999         XXXXXX1999             676                INDX 2006-AR8 (5-31-2006)            $208,143.39
 1007364407          4407         XXXXXX4407             676                INDX 2006-AR8 (5-31-2006)            $211,966.47
 1007366089          6089         XXXXXX6089             676                INDX 2006-AR8 (5-31-2006)            $226,205.11
 1007367871          7871         XXXXXX7871             676                INDX 2006-AR8 (5-31-2006)            $407,859.36
 1007368085          8085         XXXXXX8085             676                INDX 2006-AR8 (5-31-2006)            $310,078.22
 1007368945          8945         XXXXXX8945             676                INDX 2006-AR8 (5-31-2006)            $152,128.49
 1007369208          9208         XXXXXX9208             676                INDX 2006-AR8 (5-31-2006)            $175,182.53
 1007369372          9372         XXXXXX9372             676                INDX 2006-AR8 (5-31-2006)               $0.00
 1007370222          0222         XXXXXX0222             676                INDX 2006-AR8 (5-31-2006)            $193,765.02
 1007370396          0396         XXXXXX0396             676                INDX 2006-AR8 (5-31-2006)            $289,810.11
 1007372129          2129         XXXXXX2129             676                INDX 2006-AR8 (5-31-2006)            $103,836.02
 1007372343          2343         XXXXXX2343             676                INDX 2006-AR8 (5-31-2006)               $0.00
 1007372673          2673         XXXXXX2673             676                INDX 2006-AR8 (5-31-2006)            $345,054.31
 1007373838          3838         XXXXXX3838             676                INDX 2006-AR8 (5-31-2006)            $240,565.84
 1007373911          3911         XXXXXX3911             676                INDX 2006-AR8 (5-31-2006)            $100,307.13
 1007375098          5098         XXXXXX5098             676                INDX 2006-AR8 (5-31-2006)               $0.00
 1007377326          7326         XXXXXX7326             676                INDX 2006-AR8 (5-31-2006)            $290,460.03
 1007377672          7672         XXXXXX7672             676                INDX 2006-AR8 (5-31-2006)            $344,238.72
 1007381443          1443         XXXXXX1443             676                INDX 2006-AR8 (5-31-2006)            $211,966.47
 1007381468          1468         XXXXXX1468             676                INDX 2006-AR8 (5-31-2006)            $631,329.43
 1007381690          1690         XXXXXX1690             676                INDX 2006-AR8 (5-31-2006)            $261,042.28
 1007382995          2995         XXXXXX2995             676                INDX 2006-AR8 (5-31-2006)            $408,393.26
 1007383407          3407         XXXXXX3407             676                INDX 2006-AR8 (5-31-2006)            $315,748.48
 1007383522          3522         XXXXXX3522             676                INDX 2006-AR8 (5-31-2006)            $556,094.72
 1007385410          5410         XXXXXX5410             676                INDX 2006-AR8 (5-31-2006)            $402,617.50
 1007389289          9289         XXXXXX9289             676                INDX 2006-AR8 (5-31-2006)            $525,922.73
 1007392796          2796         XXXXXX2796             676                INDX 2006-AR8 (5-31-2006)            $508,777.18
 1007394529          4529         XXXXXX4529             676                INDX 2006-AR8 (5-31-2006)            $410,399.65
 1007395328          5328         XXXXXX5328             676                INDX 2006-AR8 (5-31-2006)               $0.00
 1007395682          5682         XXXXXX5682             676                INDX 2006-AR8 (5-31-2006)            $322,251.90
 1007395708          5708         XXXXXX5708             676                INDX 2006-AR8 (5-31-2006)            $368,471.85
 1007396649          6649         XXXXXX6649             676                INDX 2006-AR8 (5-31-2006)            $231,815.50
 1007396672          6672         XXXXXX6672             676                INDX 2006-AR8 (5-31-2006)            $425,943.11
 1007397332          7332         XXXXXX7332             676                INDX 2006-AR8 (5-31-2006)            $246,763.72
 1007398413          8413         XXXXXX8413             676                INDX 2006-AR8 (5-31-2006)            $134,971.79
 1007401589          1589         XXXXXX1589             676                INDX 2006-AR8 (5-31-2006)            $592,334.24
 1007404518          4518         XXXXXX4518             676                INDX 2006-AR8 (5-31-2006)            $350,747.02
 1007404732          4732         XXXXXX4732             676                INDX 2006-AR8 (5-31-2006)            $354,870.10
 1007407321          7321         XXXXXX7321             676                INDX 2006-AR8 (5-31-2006)            $472,733.49
 1007407834          7834         XXXXXX7834             676                INDX 2006-AR8 (5-31-2006)            $328,759.07
 1007409269          9269         XXXXXX9269             676                INDX 2006-AR8 (5-31-2006)               $0.00
 1007411133          1133         XXXXXX1133             676                INDX 2006-AR8 (5-31-2006)            $254,442.12
 1007411265          1265         XXXXXX1265             676                INDX 2006-AR8 (5-31-2006)            $479,564.05
 1007411869          1869         XXXXXX1869             676                INDX 2006-AR8 (5-31-2006)            $431,526.91
 1007411984          1984         XXXXXX1984             676                INDX 2006-AR8 (5-31-2006)            $393,893.52
 1007412156          2156         XXXXXX2156             676                INDX 2006-AR8 (5-31-2006)            $336,498.65
 1007412677          2677         XXXXXX2677             676                INDX 2006-AR8 (5-31-2006)            $386,923.94
 1007412750          2750         XXXXXX2750             676                INDX 2006-AR8 (5-31-2006)            $222,854.18
 1007412826          2826         XXXXXX2826             676                INDX 2006-AR8 (5-31-2006)            $332,454.84
 1007412941          2941         XXXXXX2941             676                INDX 2006-AR8 (5-31-2006)            $343,462.37
 1007413410          3410         XXXXXX3410             676                INDX 2006-AR8 (5-31-2006)            $314,353.43
 1007413550          3550         XXXXXX3550             676                INDX 2006-AR8 (5-31-2006)            $402,645.53
 1007413782          3782         XXXXXX3782             676                INDX 2006-AR8 (5-31-2006)            $425,164.81
 1007415357          5357         XXXXXX5357             676                INDX 2006-AR8 (5-31-2006)            $445,797.80
 1007415712          5712         XXXXXX5712             676                INDX 2006-AR8 (5-31-2006)            $366,241.92
 1007415969          5969         XXXXXX5969             676                INDX 2006-AR8 (5-31-2006)            $324,749.51
 1007417080          7080         XXXXXX7080             676                INDX 2006-AR8 (5-31-2006)            $277,297.12
 1007417221          7221         XXXXXX7221             676                INDX 2006-AR8 (5-31-2006)            $127,216.40
 1007418658          8658         XXXXXX8658             676                INDX 2006-AR8 (5-31-2006)            $278,961.35
 1007419656          9656         XXXXXX9656             676                INDX 2006-AR8 (5-31-2006)            $306,447.15
 1007419979          9979         XXXXXX9979             676                INDX 2006-AR8 (5-31-2006)            $353,805.87
 1007420589          0589         XXXXXX0589             676                INDX 2006-AR8 (5-31-2006)            $634,207.98
 1007421439          1439         XXXXXX1439             676                INDX 2006-AR8 (5-31-2006)            $134,514.09
 1007421702          1702         XXXXXX1702             676                INDX 2006-AR8 (5-31-2006)            $211,377.80
 1007422262          2262         XXXXXX2262             676                INDX 2006-AR8 (5-31-2006)            $341,899.85
 1007422403          2403         XXXXXX2403             676                INDX 2006-AR8 (5-31-2006)            $227,996.97
 1007422569          2569         XXXXXX2569             676                INDX 2006-AR8 (5-31-2006)            $219,803.31
 1007423492          3492         XXXXXX3492             676                INDX 2006-AR8 (5-31-2006)            $227,731.44
 1007424037          4037         XXXXXX4037             676                INDX 2006-AR8 (5-31-2006)            $325,330.64
 1007425141          5141         XXXXXX5141             676                INDX 2006-AR8 (5-31-2006)            $369,235.55
 1007425240          5240         XXXXXX5240             676                INDX 2006-AR8 (5-31-2006)            $473,444.42
 1007425422          5422         XXXXXX5422             676                INDX 2006-AR8 (5-31-2006)            $345,241.88
 1007425455          5455         XXXXXX5455             676                INDX 2006-AR8 (5-31-2006)            $471,068.34
 1007427030          7030         XXXXXX7030             676                INDX 2006-AR8 (5-31-2006)            $506,064.97
 1007427683          7683         XXXXXX7683             676                INDX 2006-AR8 (5-31-2006)            $573,207.17
 1007428749          8749         XXXXXX8749             676                INDX 2006-AR8 (5-31-2006)            $265,961.79
 1007428962          8962         XXXXXX8962             676                INDX 2006-AR8 (5-31-2006)            $263,730.57
 1007429127          9127         XXXXXX9127             676                INDX 2006-AR8 (5-31-2006)            $171,112.42
 1007429366          9366         XXXXXX9366             676                INDX 2006-AR8 (5-31-2006)            $420,613.52
 1007430042          0042         XXXXXX0042             676                INDX 2006-AR8 (5-31-2006)            $209,093.62
 1007430307          0307         XXXXXX0307             676                INDX 2006-AR8 (5-31-2006)            $424,766.17
 1007430711          0711         XXXXXX0711             676                INDX 2006-AR8 (5-31-2006)            $414,674.45
 1007432618          2618         XXXXXX2618             676                INDX 2006-AR8 (5-31-2006)            $360,567.32
 1007433418          3418         XXXXXX3418             676                INDX 2006-AR8 (5-31-2006)            $230,334.76
 1007433863          3863         XXXXXX3863             676                INDX 2006-AR8 (5-31-2006)            $324,244.60
 1007434713          4713         XXXXXX4713             676                INDX 2006-AR8 (5-31-2006)            $535,943.49
 1007434838          4838         XXXXXX4838             676                INDX 2006-AR8 (5-31-2006)            $143,552.50
 1007434952          4952         XXXXXX4952             676                INDX 2006-AR8 (5-31-2006)            $114,412.21
 1007435264          5264         XXXXXX5264             676                INDX 2006-AR8 (5-31-2006)            $287,930.62
 1007435801          5801         XXXXXX5801             676                INDX 2006-AR8 (5-31-2006)            $289,423.29
 1007436205          6205         XXXXXX6205             676                INDX 2006-AR8 (5-31-2006)            $330,532.11
 1007436486          6486         XXXXXX6486             676                INDX 2006-AR8 (5-31-2006)            $145,306.92
 1007436890          6890         XXXXXX6890             676                INDX 2006-AR8 (5-31-2006)            $145,046.44
 1007437211          7211         XXXXXX7211             676                INDX 2006-AR8 (5-31-2006)            $201,058.94
 1007437245          7245         XXXXXX7245             676                INDX 2006-AR8 (5-31-2006)            $190,828.27
 1007438177          8177         XXXXXX8177             676                INDX 2006-AR8 (5-31-2006)            $154,757.19
 1007438797          8797         XXXXXX8797             676                INDX 2006-AR8 (5-31-2006)            $338,242.10
 1007439662          9662         XXXXXX9662             676                INDX 2006-AR8 (5-31-2006)            $270,475.13
 1007440215          0215         XXXXXX0215             676                INDX 2006-AR8 (5-31-2006)            $450,692.55
 1007440660          0660         XXXXXX0660             676                INDX 2006-AR8 (5-31-2006)            $367,143.77
 1007441486          1486         XXXXXX1486             676                INDX 2006-AR8 (5-31-2006)            $286,928.01
 1007441601          1601         XXXXXX1601             676                INDX 2006-AR8 (5-31-2006)            $129,707.90
 1007442294          2294         XXXXXX2294             676                INDX 2006-AR8 (5-31-2006)            $191,778.70
 1007442468          2468         XXXXXX2468             676                INDX 2006-AR8 (5-31-2006)            $192,022.88
 1007442716          2716         XXXXXX2716             676                INDX 2006-AR8 (5-31-2006)            $269,927.96
 1007443573          3573         XXXXXX3573             676                INDX 2006-AR8 (5-31-2006)            $238,429.08
 1007443672          3672         XXXXXX3672             676                INDX 2006-AR8 (5-31-2006)            $174,889.90
 1007444696          4696         XXXXXX4696             676                INDX 2006-AR8 (5-31-2006)            $585,551.87
 1007445255          5255         XXXXXX5255             676                INDX 2006-AR8 (5-31-2006)               $0.00
 1007445453          5453         XXXXXX5453             676                INDX 2006-AR8 (5-31-2006)            $342,492.01
 1007445685          5685         XXXXXX5685             676                INDX 2006-AR8 (5-31-2006)            $358,555.58
 1007445818          5818         XXXXXX5818             676                INDX 2006-AR8 (5-31-2006)            $255,922.96
 1007446022          6022         XXXXXX6022             676                INDX 2006-AR8 (5-31-2006)            $287,926.09
 1007446063          6063         XXXXXX6063             676                INDX 2006-AR8 (5-31-2006)            $283,712.72
 1007447368          7368         XXXXXX7368             676                INDX 2006-AR8 (5-31-2006)            $300,430.31
 1007447715          7715         XXXXXX7715             676                INDX 2006-AR8 (5-31-2006)               $0.00
 1007447723          7723         XXXXXX7723             676                INDX 2006-AR8 (5-31-2006)            $407,101.96
 1007448457          8457         XXXXXX8457             676                INDX 2006-AR8 (5-31-2006)            $147,968.38
 1007448697          8697         XXXXXX8697             676                INDX 2006-AR8 (5-31-2006)            $407,994.38
 1007449265          9265         XXXXXX9265             676                INDX 2006-AR8 (5-31-2006)            $456,696.57
 1007449299          9299         XXXXXX9299             676                INDX 2006-AR8 (5-31-2006)            $187,172.41
 1007449349          9349         XXXXXX9349             676                INDX 2006-AR8 (5-31-2006)            $479,646.95
 1007450495          0495         XXXXXX0495             676                INDX 2006-AR8 (5-31-2006)             $86,483.61
 1007452277          2277         XXXXXX2277             676                INDX 2006-AR8 (5-31-2006)            $275,215.61
 1007452533          2533         XXXXXX2533             676                INDX 2006-AR8 (5-31-2006)            $296,303.71
 1007452756          2756         XXXXXX2756             676                INDX 2006-AR8 (5-31-2006)            $178,931.81
 1007453101          3101         XXXXXX3101             676                INDX 2006-AR8 (5-31-2006)            $320,969.50
 1007453200          3200         XXXXXX3200             676                INDX 2006-AR8 (5-31-2006)            $259,800.86
 1007453291          3291         XXXXXX3291             676                INDX 2006-AR8 (5-31-2006)            $217,662.60
 1007453408          3408         XXXXXX3408             676                INDX 2006-AR8 (5-31-2006)            $318,929.34
 1007453655          3655         XXXXXX3655             676                INDX 2006-AR8 (5-31-2006)            $239,809.44
 1007453986          3986         XXXXXX3986             676                INDX 2006-AR8 (5-31-2006)            $318,169.60
 1007454083          4083         XXXXXX4083             676                INDX 2006-AR8 (5-31-2006)            $310,396.48
 1007454265          4265         XXXXXX4265             676                INDX 2006-AR8 (5-31-2006)            $475,608.31
 1007454315          4315         XXXXXX4315             676                INDX 2006-AR8 (5-31-2006)            $285,249.25
 1007454596          4596         XXXXXX4596             676                INDX 2006-AR8 (5-31-2006)            $337,480.38
 1007455130          5130         XXXXXX5130             676                INDX 2006-AR8 (5-31-2006)            $400,003.99
 1007455148          5148         XXXXXX5148             676                INDX 2006-AR8 (5-31-2006)            $255,656.23
 1007456781          6781         XXXXXX6781             676                INDX 2006-AR8 (5-31-2006)            $261,842.70
 1007456997          6997         XXXXXX6997             676                INDX 2006-AR8 (5-31-2006)            $541,002.58
 1007457094          7094         XXXXXX7094             676                INDX 2006-AR8 (5-31-2006)            $404,915.08
 1007457128          7128         XXXXXX7128             676                INDX 2006-AR8 (5-31-2006)            $658,147.52
 1007457524          7524         XXXXXX7524             676                INDX 2006-AR8 (5-31-2006)            $288,585.23
 1007458134          8134         XXXXXX8134             676                INDX 2006-AR8 (5-31-2006)               $0.00
 1007459017          9017         XXXXXX9017             676                INDX 2006-AR8 (5-31-2006)            $340,742.35
 1007459108          9108         XXXXXX9108             676                INDX 2006-AR8 (5-31-2006)            $445,761.46
 1007459140          9140         XXXXXX9140             676                INDX 2006-AR8 (5-31-2006)            $359,851.42
 1007460049          0049         XXXXXX0049             676                INDX 2006-AR8 (5-31-2006)            $325,617.37
 1007460130          0130         XXXXXX0130             676                INDX 2006-AR8 (5-31-2006)            $272,188.05
 1007460668          0668         XXXXXX0668             676                INDX 2006-AR8 (5-31-2006)            $204,043.60
 1007461161          1161         XXXXXX1161             676                INDX 2006-AR8 (5-31-2006)            $153,996.46
 1007461914          1914         XXXXXX1914             676                INDX 2006-AR8 (5-31-2006)            $350,298.85
 1007462250          2250         XXXXXX2250             676                INDX 2006-AR8 (5-31-2006)            $185,543.45
 1007464256          4256         XXXXXX4256             676                INDX 2006-AR8 (5-31-2006)            $216,228.97
 1007464330          4330         XXXXXX4330             676                INDX 2006-AR8 (5-31-2006)            $545,951.80
 1007468802          8802         XXXXXX8802             676                INDX 2006-AR8 (5-31-2006)            $128,640.45
 1007469370          9370         XXXXXX9370             676                INDX 2006-AR8 (5-31-2006)            $355,847.52
 1007470394          0394         XXXXXX0394             676                INDX 2006-AR8 (5-31-2006)            $345,815.40
 1007471681          1681         XXXXXX1681             676                INDX 2006-AR8 (5-31-2006)            $459,406.71
 1007471764          1764         XXXXXX1764             676                INDX 2006-AR8 (5-31-2006)            $556,501.30
 1007472572          2572         XXXXXX2572             676                INDX 2006-AR8 (5-31-2006)            $326,303.21
 1007472580          2580         XXXXXX2580             676                INDX 2006-AR8 (5-31-2006)            $325,991.25
 1007472630          2630         XXXXXX2630             676                INDX 2006-AR8 (5-31-2006)               $0.00
 1007472747          2747         XXXXXX2747             676                INDX 2006-AR8 (5-31-2006)            $142,292.57
 1007472796          2796         XXXXXX2796             676                INDX 2006-AR8 (5-31-2006)            $147,350.74
 1007472929          2929         XXXXXX2929             676                INDX 2006-AR8 (5-31-2006)            $274,156.14
 1007473547          3547         XXXXXX3547             676                INDX 2006-AR8 (5-31-2006)            $111,889.99
 1007473687          3687         XXXXXX3687             676                INDX 2006-AR8 (5-31-2006)            $208,869.87
 1007474024          4024         XXXXXX4024             676                INDX 2006-AR8 (5-31-2006)               $0.00
 1007474222          4222         XXXXXX4222             676                INDX 2006-AR8 (5-31-2006)            $215,534.95
 1007474578          4578         XXXXXX4578             676                INDX 2006-AR8 (5-31-2006)            $106,316.36
 1007474743          4743         XXXXXX4743             676                INDX 2006-AR8 (5-31-2006)               $0.00
 1007474925          4925         XXXXXX4925             676                INDX 2006-AR8 (5-31-2006)            $289,564.70
 1007475294          5294         XXXXXX5294             676                INDX 2006-AR8 (5-31-2006)            $121,602.82
 1007475617          5617         XXXXXX5617             676                INDX 2006-AR8 (5-31-2006)            $645,371.08
 1007477258          7258         XXXXXX7258             676                INDX 2006-AR8 (5-31-2006)            $325,217.75
 1007477266          7266         XXXXXX7266             676                INDX 2006-AR8 (5-31-2006)            $236,571.86
 1007477530          7530         XXXXXX7530             676                INDX 2006-AR8 (5-31-2006)            $478,966.92
 1007477548          7548         XXXXXX7548             676                INDX 2006-AR8 (5-31-2006)            $364,108.52
 1007477670          7670         XXXXXX7670             676                INDX 2006-AR8 (5-31-2006)            $376,112.96
 1007477878          7878         XXXXXX7878             676                INDX 2006-AR8 (5-31-2006)            $236,670.43
 1007478512          8512         XXXXXX8512             676                INDX 2006-AR8 (5-31-2006)            $105,644.34
 1007478702          8702         XXXXXX8702             676                INDX 2006-AR8 (5-31-2006)            $369,848.56
 1007478975          8975         XXXXXX8975             676                INDX 2006-AR8 (5-31-2006)            $266,175.03
 1007479064          9064         XXXXXX9064             676                INDX 2006-AR8 (5-31-2006)            $223,959.42
 1007479072          9072         XXXXXX9072             676                INDX 2006-AR8 (5-31-2006)            $242,836.94
 1007479627          9627         XXXXXX9627             676                INDX 2006-AR8 (5-31-2006)            $477,837.72
 1007479783          9783         XXXXXX9783             676                INDX 2006-AR8 (5-31-2006)            $236,856.47
 1007480120          0120         XXXXXX0120             676                INDX 2006-AR8 (5-31-2006)            $288,465.99
 1007481490          1490         XXXXXX1490             676                INDX 2006-AR8 (5-31-2006)            $169,666.18
 1007481805          1805         XXXXXX1805             676                INDX 2006-AR8 (5-31-2006)            $381,211.01
 1007481961          1961         XXXXXX1961             676                INDX 2006-AR8 (5-31-2006)            $247,802.37
 1007481979          1979         XXXXXX1979             676                INDX 2006-AR8 (5-31-2006)            $404,645.62
 1007482340          2340         XXXXXX2340             676                INDX 2006-AR8 (5-31-2006)            $319,455.16
 1007482373          2373         XXXXXX2373             676                INDX 2006-AR8 (5-31-2006)            $612,208.60
 1007482449          2449         XXXXXX2449             676                INDX 2006-AR8 (5-31-2006)            $390,291.12
 1007483603          3603         XXXXXX3603             676                INDX 2006-AR8 (5-31-2006)            $377,505.72
 1007483629          3629         XXXXXX3629             676                INDX 2006-AR8 (5-31-2006)            $304,399.51
 1007484379          4379         XXXXXX4379             676                INDX 2006-AR8 (5-31-2006)            $157,837.68
 1007484387          4387         XXXXXX4387             676                INDX 2006-AR8 (5-31-2006)            $507,821.90
 1007484411          4411         XXXXXX4411             676                INDX 2006-AR8 (5-31-2006)            $481,689.83
 1007485103          5103         XXXXXX5103             676                INDX 2006-AR8 (5-31-2006)            $277,963.38
 1007485137          5137         XXXXXX5137             676                INDX 2006-AR8 (5-31-2006)            $490,481.63
 1007485251          5251         XXXXXX5251             676                INDX 2006-AR8 (5-31-2006)            $349,498.86
 1007485277          5277         XXXXXX5277             676                INDX 2006-AR8 (5-31-2006)            $297,945.39
 1007485426          5426         XXXXXX5426             676                INDX 2006-AR8 (5-31-2006)            $259,167.87
 1007485475          5475         XXXXXX5475             676                INDX 2006-AR8 (5-31-2006)            $374,412.79
 1007485632          5632         XXXXXX5632             676                INDX 2006-AR8 (5-31-2006)            $497,772.53
 1007485707          5707         XXXXXX5707             676                INDX 2006-AR8 (5-31-2006)            $394,173.71
 1007485756          5756         XXXXXX5756             676                INDX 2006-AR8 (5-31-2006)            $321,549.15
 1007486226          6226         XXXXXX6226             676                INDX 2006-AR8 (5-31-2006)            $235,809.11
 1007486267          6267         XXXXXX6267             676                INDX 2006-AR8 (5-31-2006)            $407,704.41
 1007486739          6739         XXXXXX6739             676                INDX 2006-AR8 (5-31-2006)            $533,616.84
 1007487042          7042         XXXXXX7042             676                INDX 2006-AR8 (5-31-2006)            $444,686.03
 1007487141          7141         XXXXXX7141             676                INDX 2006-AR8 (5-31-2006)            $152,245.05
 1007487364          7364         XXXXXX7364             676                INDX 2006-AR8 (5-31-2006)            $214,509.03
 1007487422          7422         XXXXXX7422             676                INDX 2006-AR8 (5-31-2006)            $601,736.95
 1007487612          7612         XXXXXX7612             676                INDX 2006-AR8 (5-31-2006)            $353,883.32
 1007487786          7786         XXXXXX7786             676                INDX 2006-AR8 (5-31-2006)            $253,582.36
 1007488131          8131         XXXXXX8131             676                INDX 2006-AR8 (5-31-2006)            $340,393.14
 1007489667          9667         XXXXXX9667             676                INDX 2006-AR8 (5-31-2006)            $155,032.16
 1007490327          0327         XXXXXX0327             676                INDX 2006-AR8 (5-31-2006)            $217,529.57
 1007490384          0384         XXXXXX0384             676                INDX 2006-AR8 (5-31-2006)            $376,198.68
 1007490798          0798         XXXXXX0798             676                INDX 2006-AR8 (5-31-2006)            $440,581.72
 1007490822          0822         XXXXXX0822             676                INDX 2006-AR8 (5-31-2006)            $259,401.03
 1007490954          0954         XXXXXX0954             676                INDX 2006-AR8 (5-31-2006)            $237,048.70
 1007491291          1291         XXXXXX1291             676                INDX 2006-AR8 (5-31-2006)            $409,074.46
 1007491804          1804         XXXXXX1804             676                INDX 2006-AR8 (5-31-2006)            $247,112.33
 1007492182          2182         XXXXXX2182             676                INDX 2006-AR8 (5-31-2006)               $0.00
 1007492299          2299         XXXXXX2299             676                INDX 2006-AR8 (5-31-2006)            $477,758.37
 1007492992          2992         XXXXXX2992             676                INDX 2006-AR8 (5-31-2006)            $234,546.02
 1007493917          3917         XXXXXX3917             676                INDX 2006-AR8 (5-31-2006)            $333,928.25
 1007495128          5128         XXXXXX5128             676                INDX 2006-AR8 (5-31-2006)            $770,191.62
 1007495276          5276         XXXXXX5276             676                INDX 2006-AR8 (5-31-2006)            $347,869.78
 1007495888          5888         XXXXXX5888             676                INDX 2006-AR8 (5-31-2006)            $174,168.64
 1007496415          6415         XXXXXX6415             676                INDX 2006-AR8 (5-31-2006)           $1,172,492.98
 1007496522          6522         XXXXXX6522             676                INDX 2006-AR8 (5-31-2006)            $320,035.89
 1007496928          6928         XXXXXX6928             676                INDX 2006-AR8 (5-31-2006)            $167,791.83
 1007497181          7181         XXXXXX7181             676                INDX 2006-AR8 (5-31-2006)            $182,465.06
 1007497298          7298         XXXXXX7298             676                INDX 2006-AR8 (5-31-2006)            $187,036.35
 1007497371          7371         XXXXXX7371             676                INDX 2006-AR8 (5-31-2006)            $211,420.74
 1007497462          7462         XXXXXX7462             676                INDX 2006-AR8 (5-31-2006)            $155,426.33
 1007497546          7546         XXXXXX7546             676                INDX 2006-AR8 (5-31-2006)            $414,218.83
 1007497710          7710         XXXXXX7710             676                INDX 2006-AR8 (5-31-2006)            $258,448.22
 1007498312          8312         XXXXXX8312             676                INDX 2006-AR8 (5-31-2006)            $233,412.35
 1007498478          8478         XXXXXX8478             676                INDX 2006-AR8 (5-31-2006)            $163,220.26
 1007498536          8536         XXXXXX8536             676                INDX 2006-AR8 (5-31-2006)            $280,670.15
 1007498726          8726         XXXXXX8726             676                INDX 2006-AR8 (5-31-2006)            $266,979.63
 1007499013          9013         XXXXXX9013             676                INDX 2006-AR8 (5-31-2006)            $234,525.54
 1007499021          9021         XXXXXX9021             676                INDX 2006-AR8 (5-31-2006)            $254,198.49
 1007499641          9641         XXXXXX9641             676                INDX 2006-AR8 (5-31-2006)            $319,839.49
 1007499922          9922         XXXXXX9922             676                INDX 2006-AR8 (5-31-2006)            $301,593.89
 1007500067          0067         XXXXXX0067             676                INDX 2006-AR8 (5-31-2006)            $204,154.76
 1007500448          0448         XXXXXX0448             676                INDX 2006-AR8 (5-31-2006)            $140,814.36
 1007500695          0695         XXXXXX0695             676                INDX 2006-AR8 (5-31-2006)            $357,423.00
 1007501370          1370         XXXXXX1370             676                INDX 2006-AR8 (5-31-2006)            $198,566.51
 1007502014          2014         XXXXXX2014             676                INDX 2006-AR8 (5-31-2006)            $245,328.30
 1007502824          2824         XXXXXX2824             676                INDX 2006-AR8 (5-31-2006)            $322,893.17
 1007502857          2857         XXXXXX2857             676                INDX 2006-AR8 (5-31-2006)            $171,802.59
 1007503152          3152         XXXXXX3152             676                INDX 2006-AR8 (5-31-2006)            $329,275.64
 1007503418          3418         XXXXXX3418             676                INDX 2006-AR8 (5-31-2006)            $322,567.43
 1007503954          3954         XXXXXX3954             676                INDX 2006-AR8 (5-31-2006)            $210,186.93
 1007504713          4713         XXXXXX4713             676                INDX 2006-AR8 (5-31-2006)            $314,707.32
 1007504739          4739         XXXXXX4739             676                INDX 2006-AR8 (5-31-2006)            $319,581.16
 1007504861          4861         XXXXXX4861             676                INDX 2006-AR8 (5-31-2006)               $0.00
 1007505066          5066         XXXXXX5066             676                INDX 2006-AR8 (5-31-2006)            $363,254.46
 1007505124          5124         XXXXXX5124             676                INDX 2006-AR8 (5-31-2006)               $0.00
 1007505181          5181         XXXXXX5181             676                INDX 2006-AR8 (5-31-2006)               $0.00
 1007505413          5413         XXXXXX5413             676                INDX 2006-AR8 (5-31-2006)            $243,634.04
 1007506304          6304         XXXXXX6304             676                INDX 2006-AR8 (5-31-2006)               $0.00
 1007506445          6445         XXXXXX6445             676                INDX 2006-AR8 (5-31-2006)               $0.00
 1007507336          7336         XXXXXX7336             676                INDX 2006-AR8 (5-31-2006)            $267,776.88
 1007507344          7344         XXXXXX7344             676                INDX 2006-AR8 (5-31-2006)            $380,706.92
 1007507450          7450         XXXXXX7450             676                INDX 2006-AR8 (5-31-2006)            $574,406.58
 1007507518          7518         XXXXXX7518             676                INDX 2006-AR8 (5-31-2006)            $130,381.71
 1007508052          8052         XXXXXX8052             676                INDX 2006-AR8 (5-31-2006)            $204,116.56
 1007508250          8250         XXXXXX8250             676                INDX 2006-AR8 (5-31-2006)            $345,129.07
 1007508284          8284         XXXXXX8284             676                INDX 2006-AR8 (5-31-2006)               $0.00
 1007508490          8490         XXXXXX8490             676                INDX 2006-AR8 (5-31-2006)            $254,492.96
 1007510181          0181         XXXXXX0181             676                INDX 2006-AR8 (5-31-2006)            $630,100.07
 1007510249          0249         XXXXXX0249             676                INDX 2006-AR8 (5-31-2006)            $546,991.65
 1007510744          0744         XXXXXX0744             676                INDX 2006-AR8 (5-31-2006)            $495,832.53
 1007510991          0991         XXXXXX0991             676                INDX 2006-AR8 (5-31-2006)            $348,375.12
 1007511130          1130         XXXXXX1130             676                INDX 2006-AR8 (5-31-2006)            $370,018.86
 1007511296          1296         XXXXXX1296             676                INDX 2006-AR8 (5-31-2006)            $202,045.58
 1007511445          1445         XXXXXX1445             676                INDX 2006-AR8 (5-31-2006)            $264,281.61
 1007511635          1635         XXXXXX1635             676                INDX 2006-AR8 (5-31-2006)               $0.00
 1007511726          1726         XXXXXX1726             676                INDX 2006-AR8 (5-31-2006)            $654,204.16
 1007512302          2302         XXXXXX2302             676                INDX 2006-AR8 (5-31-2006)            $322,771.15
 1007512534          2534         XXXXXX2534             676                INDX 2006-AR8 (5-31-2006)            $387,472.95
 1007513375          3375         XXXXXX3375             676                INDX 2006-AR8 (5-31-2006)               $0.00
 1007513532          3532         XXXXXX3532             676                INDX 2006-AR8 (5-31-2006)            $195,522.82
 1007513540          3540         XXXXXX3540             676                INDX 2006-AR8 (5-31-2006)            $158,567.29
 1007514415          4415         XXXXXX4415             676                INDX 2006-AR8 (5-31-2006)            $207,008.04
 1007514688          4688         XXXXXX4688             676                INDX 2006-AR8 (5-31-2006)            $112,928.40
 1007515628          5628         XXXXXX5628             676                INDX 2006-AR8 (5-31-2006)            $332,391.27
 1007515750          5750         XXXXXX5750             676                INDX 2006-AR8 (5-31-2006)            $286,296.91
 1007516105          6105         XXXXXX6105             676                INDX 2006-AR8 (5-31-2006)            $125,310.82
 1007516188          6188         XXXXXX6188             676                INDX 2006-AR8 (5-31-2006)            $324,613.63
 1007516303          6303         XXXXXX6303             676                INDX 2006-AR8 (5-31-2006)            $230,346.71
 1007517079          7079         XXXXXX7079             676                INDX 2006-AR8 (5-31-2006)            $238,298.31
 1007517137          7137         XXXXXX7137             676                INDX 2006-AR8 (5-31-2006)            $145,161.53
 1007517723          7723         XXXXXX7723             676                INDX 2006-AR8 (5-31-2006)            $283,371.68
 1007518382          8382         XXXXXX8382             676                INDX 2006-AR8 (5-31-2006)            $544,781.74
 1007518697          8697         XXXXXX8697             676                INDX 2006-AR8 (5-31-2006)            $446,146.23
 1007518879          8879         XXXXXX8879             676                INDX 2006-AR8 (5-31-2006)            $282,043.03
 1007519109          9109         XXXXXX9109             676                INDX 2006-AR8 (5-31-2006)            $430,217.93
 1007519364          9364         XXXXXX9364             676                INDX 2006-AR8 (5-31-2006)            $394,713.03
 1007519471          9471         XXXXXX9471             676                INDX 2006-AR8 (5-31-2006)            $304,215.26
 1007519497          9497         XXXXXX9497             676                INDX 2006-AR8 (5-31-2006)            $478,110.55
 1007520065          0065         XXXXXX0065             676                INDX 2006-AR8 (5-31-2006)            $200,271.22
 1007520214          0214         XXXXXX0214             676                INDX 2006-AR8 (5-31-2006)            $443,466.46
 1007520800          0800         XXXXXX0800             676                INDX 2006-AR8 (5-31-2006)            $152,454.78
 1007520933          0933         XXXXXX0933             676                INDX 2006-AR8 (5-31-2006)            $386,715.47
 1007521311          1311         XXXXXX1311             676                INDX 2006-AR8 (5-31-2006)            $429,460.11
 1007521717          1717         XXXXXX1717             676                INDX 2006-AR8 (5-31-2006)            $166,979.38
 1007522079          2079         XXXXXX2079             676                INDX 2006-AR8 (5-31-2006)            $184,064.30
 1007522442          2442         XXXXXX2442             676                INDX 2006-AR8 (5-31-2006)            $363,975.04
 1007522731          2731         XXXXXX2731             676                INDX 2006-AR8 (5-31-2006)            $203,889.79
 1007522749          2749         XXXXXX2749             676                INDX 2006-AR8 (5-31-2006)            $436,208.77
 1007522772          2772         XXXXXX2772             676                INDX 2006-AR8 (5-31-2006)            $283,417.44
 1007523473          3473         XXXXXX3473             676                INDX 2006-AR8 (5-31-2006)            $128,711.30
 1007523655          3655         XXXXXX3655             676                INDX 2006-AR8 (5-31-2006)            $446,660.80
 1007523804          3804         XXXXXX3804             676                INDX 2006-AR8 (5-31-2006)            $403,616.56
 1007524125          4125         XXXXXX4125             676                INDX 2006-AR8 (5-31-2006)            $203,411.55
 1007524307          4307         XXXXXX4307             676                INDX 2006-AR8 (5-31-2006)            $330,840.37
 1007524331          4331         XXXXXX4331             676                INDX 2006-AR8 (5-31-2006)            $266,070.91
 1007524687          4687         XXXXXX4687             676                INDX 2006-AR8 (5-31-2006)            $165,646.73
 1007524877          4877         XXXXXX4877             676                INDX 2006-AR8 (5-31-2006)            $186,395.94
 1007524919          4919         XXXXXX4919             676                INDX 2006-AR8 (5-31-2006)            $297,836.90
 1007525288          5288         XXXXXX5288             676                INDX 2006-AR8 (5-31-2006)            $139,256.94
 1007525437          5437         XXXXXX5437             676                INDX 2006-AR8 (5-31-2006)            $285,055.92
 1007525866          5866         XXXXXX5866             676                INDX 2006-AR8 (5-31-2006)            $264,539.69
 1007525940          5940         XXXXXX5940             676                INDX 2006-AR8 (5-31-2006)            $299,313.73
 1007526369          6369         XXXXXX6369             676                INDX 2006-AR8 (5-31-2006)            $188,615.30
 1007526864          6864         XXXXXX6864             676                INDX 2006-AR8 (5-31-2006)            $166,695.73
 1007527920          7920         XXXXXX7920             676                INDX 2006-AR8 (5-31-2006)            $166,775.39
 1007529397          9397         XXXXXX9397             676                INDX 2006-AR8 (5-31-2006)            $477,419.78
 1007529645          9645         XXXXXX9645             676                INDX 2006-AR8 (5-31-2006)            $214,628.17
 1007530312          0312         XXXXXX0312             676                INDX 2006-AR8 (5-31-2006)            $274,338.63
 1007530627          0627         XXXXXX0627             676                INDX 2006-AR8 (5-31-2006)               $0.00
 1007531294          1294         XXXXXX1294             676                INDX 2006-AR8 (5-31-2006)            $160,171.87
 1007531336          1336         XXXXXX1336             676                INDX 2006-AR8 (5-31-2006)            $334,315.32
 1007531492          1492         XXXXXX1492             676                INDX 2006-AR8 (5-31-2006)            $160,595.94
 1007531690          1690         XXXXXX1690             676                INDX 2006-AR8 (5-31-2006)            $380,471.98
 1007531740          1740         XXXXXX1740             676                INDX 2006-AR8 (5-31-2006)            $314,399.93
 1007532045          2045         XXXXXX2045             676                INDX 2006-AR8 (5-31-2006)            $559,165.05
 1007532474          2474         XXXXXX2474             676                INDX 2006-AR8 (5-31-2006)            $281,975.60
 1007533423          3423         XXXXXX3423             676                INDX 2006-AR8 (5-31-2006)            $244,891.96
 1007533951          3951         XXXXXX3951             676                INDX 2006-AR8 (5-31-2006)            $122,496.69
 1007536335          6335         XXXXXX6335             676                INDX 2006-AR8 (5-31-2006)            $411,431.41
 1007536681          6681         XXXXXX6681             676                INDX 2006-AR8 (5-31-2006)            $242,957.54
 1007537077          7077         XXXXXX7077             676                INDX 2006-AR8 (5-31-2006)               $0.00
 1007537168          7168         XXXXXX7168             676                INDX 2006-AR8 (5-31-2006)            $242,480.29
 1007538323          8323         XXXXXX8323             676                INDX 2006-AR8 (5-31-2006)            $182,681.60
 1007538679          8679         XXXXXX8679             676                INDX 2006-AR8 (5-31-2006)               $0.00
 1007539404          9404         XXXXXX9404             676                INDX 2006-AR8 (5-31-2006)            $210,475.29
 1007540303          0303         XXXXXX0303             676                INDX 2006-AR8 (5-31-2006)               $0.00
 1007540691          0691         XXXXXX0691             676                INDX 2006-AR8 (5-31-2006)            $325,474.07
 1007540766          0766         XXXXXX0766             676                INDX 2006-AR8 (5-31-2006)            $322,144.74
 1007540816          0816         XXXXXX0816             676                INDX 2006-AR8 (5-31-2006)            $361,321.11
 1007541178          1178         XXXXXX1178             676                INDX 2006-AR8 (5-31-2006)            $226,455.41
 1007541418          1418         XXXXXX1418             676                INDX 2006-AR8 (5-31-2006)            $141,810.36
 1007541905          1905         XXXXXX1905             676                INDX 2006-AR8 (5-31-2006)            $107,264.87
 1007541921          1921         XXXXXX1921             676                INDX 2006-AR8 (5-31-2006)            $473,549.76
 1007542721          2721         XXXXXX2721             676                INDX 2006-AR8 (5-31-2006)            $391,746.91
 1007543315          3315         XXXXXX3315             676                INDX 2006-AR8 (5-31-2006)            $329,059.76
 1007543620          3620         XXXXXX3620             676                INDX 2006-AR8 (5-31-2006)            $304,319.90
 1007543893          3893         XXXXXX3893             676                INDX 2006-AR8 (5-31-2006)            $149,052.81
 1007544057          4057         XXXXXX4057             676                INDX 2006-AR8 (5-31-2006)            $346,731.89
 1007544222          4222         XXXXXX4222             676                INDX 2006-AR8 (5-31-2006)            $264,161.90
 1007544412          4412         XXXXXX4412             676                INDX 2006-AR8 (5-31-2006)            $268,501.84
 1007546144          6144         XXXXXX6144             676                INDX 2006-AR8 (5-31-2006)            $345,531.57
 1007546979          6979         XXXXXX6979             676                INDX 2006-AR8 (5-31-2006)            $228,836.11
 1007547704          7704         XXXXXX7704             676                INDX 2006-AR8 (5-31-2006)            $198,609.06
 1007547977          7977         XXXXXX7977             676                INDX 2006-AR8 (5-31-2006)            $155,727.14
 1007548017          8017         XXXXXX8017             676                INDX 2006-AR8 (5-31-2006)            $317,960.60
 1007549759          9759         XXXXXX9759             676                INDX 2006-AR8 (5-31-2006)             $55,690.02
 1007550021          0021         XXXXXX0021             676                INDX 2006-AR8 (5-31-2006)            $304,159.92
 1007550427          0427         XXXXXX0427             676                INDX 2006-AR8 (5-31-2006)            $506,545.66
 1007551649          1649         XXXXXX1649             676                INDX 2006-AR8 (5-31-2006)            $407,629.81
 1007552498          2498         XXXXXX2498             676                INDX 2006-AR8 (5-31-2006)            $460,114.53
 1007552837          2837         XXXXXX2837             676                INDX 2006-AR8 (5-31-2006)            $298,202.63
 1007554148          4148         XXXXXX4148             676                INDX 2006-AR8 (5-31-2006)            $135,151.21
 1007554403          4403         XXXXXX4403             676                INDX 2006-AR8 (5-31-2006)            $543,100.92
 1007554700          4700         XXXXXX4700             676                INDX 2006-AR8 (5-31-2006)            $324,296.11
 1007554759          4759         XXXXXX4759             676                INDX 2006-AR8 (5-31-2006)            $166,980.86
 1007554767          4767         XXXXXX4767             676                INDX 2006-AR8 (5-31-2006)            $278,773.24
 1007554908          4908         XXXXXX4908             676                INDX 2006-AR8 (5-31-2006)            $116,342.89
 1007555004          5004         XXXXXX5004             676                INDX 2006-AR8 (5-31-2006)            $560,270.29
 1007555129          5129         XXXXXX5129             676                INDX 2006-AR8 (5-31-2006)            $292,912.49
 1007557620          7620         XXXXXX7620             676                INDX 2006-AR8 (5-31-2006)            $661,688.44
 1007558404          8404         XXXXXX8404             676                INDX 2006-AR8 (5-31-2006)            $181,396.75
 1007559352          9352         XXXXXX9352             676                INDX 2006-AR8 (5-31-2006)            $449,608.48
 1007559550          9550         XXXXXX9550             676                INDX 2006-AR8 (5-31-2006)            $173,746.62
 1007559840          9840         XXXXXX9840             676                INDX 2006-AR8 (5-31-2006)            $361,944.83
 1007560236          0236         XXXXXX0236             676                INDX 2006-AR8 (5-31-2006)            $189,147.08
 1007561044          1044         XXXXXX1044             676                INDX 2006-AR8 (5-31-2006)            $287,121.17
 1007561952          1952         XXXXXX1952             676                INDX 2006-AR8 (5-31-2006)            $315,012.74
 1007562158          2158         XXXXXX2158             676                INDX 2006-AR8 (5-31-2006)            $149,255.83
 1007562513          2513         XXXXXX2513             676                INDX 2006-AR8 (5-31-2006)               $0.00
 1007563198          3198         XXXXXX3198             676                INDX 2006-AR8 (5-31-2006)            $347,243.19
 1007563354          3354         XXXXXX3354             676                INDX 2006-AR8 (5-31-2006)            $268,382.86
 1007564915          4915         XXXXXX4915             676                INDX 2006-AR8 (5-31-2006)            $487,606.45
 1007565284          5284         XXXXXX5284             676                INDX 2006-AR8 (5-31-2006)            $223,017.83
 1007565755          5755         XXXXXX5755             676                INDX 2006-AR8 (5-31-2006)            $268,835.04
 1007565805          5805         XXXXXX5805             676                INDX 2006-AR8 (5-31-2006)            $165,932.63
 1007565854          5854         XXXXXX5854             676                INDX 2006-AR8 (5-31-2006)            $357,944.84
 1007566852          6852         XXXXXX6852             676                INDX 2006-AR8 (5-31-2006)            $255,145.69
 1007566886          6886         XXXXXX6886             676                INDX 2006-AR8 (5-31-2006)            $215,996.85
 1007567025          7025         XXXXXX7025             676                INDX 2006-AR8 (5-31-2006)            $303,343.19
 1007567181          7181         XXXXXX7181             676                INDX 2006-AR8 (5-31-2006)            $142,137.18
 1007568247          8247         XXXXXX8247             676                INDX 2006-AR8 (5-31-2006)            $356,576.40
 1007568676          8676         XXXXXX8676             676                INDX 2006-AR8 (5-31-2006)            $337,197.87
 1007568734          8734         XXXXXX8734             676                INDX 2006-AR8 (5-31-2006)            $336,453.65
 1007568825          8825         XXXXXX8825             676                INDX 2006-AR8 (5-31-2006)            $287,659.81
 1007569591          9591         XXXXXX9591             676                INDX 2006-AR8 (5-31-2006)            $173,427.06
 1007569765          9765         XXXXXX9765             676                INDX 2006-AR8 (5-31-2006)            $168,901.55
 1007569815          9815         XXXXXX9815             676                INDX 2006-AR8 (5-31-2006)            $464,794.56
 1007570185          0185         XXXXXX0185             676                INDX 2006-AR8 (5-31-2006)            $508,549.95
 1007570607          0607         XXXXXX0607             676                INDX 2006-AR8 (5-31-2006)            $205,143.25
 1007570714          0714         XXXXXX0714             676                INDX 2006-AR8 (5-31-2006)            $113,010.81
 1007570755          0755         XXXXXX0755             676                INDX 2006-AR8 (5-31-2006)            $278,643.77
 1007571357          1357         XXXXXX1357             676                INDX 2006-AR8 (5-31-2006)            $178,516.96
 1007571985          1985         XXXXXX1985             676                INDX 2006-AR8 (5-31-2006)            $255,667.25
 1007572124          2124         XXXXXX2124             676                INDX 2006-AR8 (5-31-2006)            $493,719.97
 1007572231          2231         XXXXXX2231             676                INDX 2006-AR8 (5-31-2006)            $524,135.24
 1007572868          2868         XXXXXX2868             676                INDX 2006-AR8 (5-31-2006)            $417,506.52
 1007573395          3395         XXXXXX3395             676                INDX 2006-AR8 (5-31-2006)            $615,357.04
 1007574179          4179         XXXXXX4179             676                INDX 2006-AR8 (5-31-2006)            $435,917.29
 1007574542          4542         XXXXXX4542             676                INDX 2006-AR8 (5-31-2006)            $353,488.77
 1007574708          4708         XXXXXX4708             676                INDX 2006-AR8 (5-31-2006)            $311,000.65
 1007574880          4880         XXXXXX4880             676                INDX 2006-AR8 (5-31-2006)            $278,109.49
 1007574948          4948         XXXXXX4948             676                INDX 2006-AR8 (5-31-2006)            $223,499.74
 1007575077          5077         XXXXXX5077             676                INDX 2006-AR8 (5-31-2006)            $256,677.02
 1007575648          5648         XXXXXX5648             676                INDX 2006-AR8 (5-31-2006)            $419,789.80
 1007578659          8659         XXXXXX8659             676                INDX 2006-AR8 (5-31-2006)            $644,867.11
 1007579665          9665         XXXXXX9665             676                INDX 2006-AR8 (5-31-2006)               $0.00
 1007580804          0804         XXXXXX0804             676                INDX 2006-AR8 (5-31-2006)            $300,377.91
 1007581604          1604         XXXXXX1604             676                INDX 2006-AR8 (5-31-2006)            $119,570.77
 1007581919          1919         XXXXXX1919             676                INDX 2006-AR8 (5-31-2006)               $0.00
 1007582289          2289         XXXXXX2289             676                INDX 2006-AR8 (5-31-2006)            $170,526.06
 1007582305          2305         XXXXXX2305             676                INDX 2006-AR8 (5-31-2006)            $986,208.49
 1007582602          2602         XXXXXX2602             676                INDX 2006-AR8 (5-31-2006)            $304,003.93
 1007582735          2735         XXXXXX2735             676                INDX 2006-AR8 (5-31-2006)            $374,551.47
 1007583105          3105         XXXXXX3105             676                INDX 2006-AR8 (5-31-2006)            $101,598.01
 1007583295          3295         XXXXXX3295             676                INDX 2006-AR8 (5-31-2006)            $242,925.43
 1007583691          3691         XXXXXX3691             676                INDX 2006-AR8 (5-31-2006)            $496,970.50
 1007584509          4509         XXXXXX4509             676                INDX 2006-AR8 (5-31-2006)            $200,426.90
 1007585266          5266         XXXXXX5266             676                INDX 2006-AR8 (5-31-2006)               $0.00
 1007585613          5613         XXXXXX5613             676                INDX 2006-AR8 (5-31-2006)            $324,815.31
 1007585936          5936         XXXXXX5936             676                INDX 2006-AR8 (5-31-2006)            $146,074.98
 1007586421          6421         XXXXXX6421             676                INDX 2006-AR8 (5-31-2006)            $390,630.11
 1007587049          7049         XXXXXX7049             676                INDX 2006-AR8 (5-31-2006)               $0.00
 1007587189          7189         XXXXXX7189             676                INDX 2006-AR8 (5-31-2006)            $385,773.28
 1007587213          7213         XXXXXX7213             676                INDX 2006-AR8 (5-31-2006)            $534,178.88
 1007588260          8260         XXXXXX8260             676                INDX 2006-AR8 (5-31-2006)            $373,854.08
 1007588591          8591         XXXXXX8591             676                INDX 2006-AR8 (5-31-2006)            $455,776.29
 1007589383          9383         XXXXXX9383             676                INDX 2006-AR8 (5-31-2006)            $251,916.88
 1007589425          9425         XXXXXX9425             676                INDX 2006-AR8 (5-31-2006)            $167,770.98
 1007589912          9912         XXXXXX9912             676                INDX 2006-AR8 (5-31-2006)            $187,159.59
 1007590696          0696         XXXXXX0696             676                INDX 2006-AR8 (5-31-2006)            $235,479.65
 1007590894          0894         XXXXXX0894             676                INDX 2006-AR8 (5-31-2006)            $128,805.56
 1007591421          1421         XXXXXX1421             676                INDX 2006-AR8 (5-31-2006)            $451,865.07
 1007591694          1694         XXXXXX1694             676                INDX 2006-AR8 (5-31-2006)            $149,815.03
 1007591769          1769         XXXXXX1769             676                INDX 2006-AR8 (5-31-2006)            $130,166.17
 1007592098          2098         XXXXXX2098             676                INDX 2006-AR8 (5-31-2006)            $136,947.52
 1007592627          2627         XXXXXX2627             676                INDX 2006-AR8 (5-31-2006)            $202,886.72
 1007592924          2924         XXXXXX2924             676                INDX 2006-AR8 (5-31-2006)            $411,446.41
 1007593021          3021         XXXXXX3021             676                INDX 2006-AR8 (5-31-2006)            $213,332.42
 1007593195          3195         XXXXXX3195             676                INDX 2006-AR8 (5-31-2006)            $279,023.68
 1007593344          3344         XXXXXX3344             676                INDX 2006-AR8 (5-31-2006)            $238,944.30
 1007593559          3559         XXXXXX3559             676                INDX 2006-AR8 (5-31-2006)            $284,898.12
 1007593633          3633         XXXXXX3633             676                INDX 2006-AR8 (5-31-2006)            $303,831.85
 1007594284          4284         XXXXXX4284             676                INDX 2006-AR8 (5-31-2006)            $324,637.46
 1007594318          4318         XXXXXX4318             676                INDX 2006-AR8 (5-31-2006)            $257,405.98
 1007594441          4441         XXXXXX4441             676                INDX 2006-AR8 (5-31-2006)            $137,117.17
 1007594458          4458         XXXXXX4458             676                INDX 2006-AR8 (5-31-2006)            $226,673.20
 1007594581          4581         XXXXXX4581             676                INDX 2006-AR8 (5-31-2006)            $320,227.60
 1007595851          5851         XXXXXX5851             676                INDX 2006-AR8 (5-31-2006)            $430,573.03
 1007596842          6842         XXXXXX6842             676                INDX 2006-AR8 (5-31-2006)            $160,962.10
 1007597501          7501         XXXXXX7501             676                INDX 2006-AR8 (5-31-2006)            $155,844.40
 1007598004          8004         XXXXXX8004             676                INDX 2006-AR8 (5-31-2006)            $557,063.03
 1007598301          8301         XXXXXX8301             676                INDX 2006-AR8 (5-31-2006)            $464,887.96
 1007598772          8772         XXXXXX8772             676                INDX 2006-AR8 (5-31-2006)            $931,116.29
 1007603358          3358         XXXXXX3358             676                INDX 2006-AR8 (5-31-2006)            $136,724.29
 1007604083          4083         XXXXXX4083             676                INDX 2006-AR8 (5-31-2006)            $267,494.89
 1007604836          4836         XXXXXX4836             676                INDX 2006-AR8 (5-31-2006)            $263,277.56
 1007605676          5676         XXXXXX5676             676                INDX 2006-AR8 (5-31-2006)            $207,716.28
 1007606567          6567         XXXXXX6567             676                INDX 2006-AR8 (5-31-2006)            $386,018.64
 1007607300          7300         XXXXXX7300             676                INDX 2006-AR8 (5-31-2006)            $373,916.39
 1007607466          7466         XXXXXX7466             676                INDX 2006-AR8 (5-31-2006)            $132,667.28
 1007608415          8415         XXXXXX8415             676                INDX 2006-AR8 (5-31-2006)            $375,111.70
 1007608449          8449         XXXXXX8449             676                INDX 2006-AR8 (5-31-2006)            $290,256.21
 1007608621          8621         XXXXXX8621             676                INDX 2006-AR8 (5-31-2006)            $271,700.79
 1007608688          8688         XXXXXX8688             676                INDX 2006-AR8 (5-31-2006)            $218,583.48
 1007611336          1336         XXXXXX1336             676                INDX 2006-AR8 (5-31-2006)            $304,213.66
 1007611468          1468         XXXXXX1468             676                INDX 2006-AR8 (5-31-2006)            $292,193.76
 1007612318          2318         XXXXXX2318             676                INDX 2006-AR8 (5-31-2006)            $747,465.97
 1007613100          3100         XXXXXX3100             676                INDX 2006-AR8 (5-31-2006)            $239,193.50
 1007614348          4348         XXXXXX4348             676                INDX 2006-AR8 (5-31-2006)            $205,069.84
 1007619131          9131         XXXXXX9131             676                INDX 2006-AR8 (5-31-2006)            $144,467.59
 1007619552          9552         XXXXXX9552             676                INDX 2006-AR8 (5-31-2006)            $191,519.35
 1007623968          3968         XXXXXX3968             676                INDX 2006-AR8 (5-31-2006)            $161,152.10
 1007629684          9684         XXXXXX9684             676                INDX 2006-AR8 (5-31-2006)            $435,549.36
 3001457682          7682         XXXXXX7682             676                INDX 2006-AR8 (5-31-2006)            $408,858.14
 3001459811          9811         XXXXXX9811             676                INDX 2006-AR8 (5-31-2006)            $510,431.43
 3001511751          1751         XXXXXX1751             676                INDX 2006-AR8 (5-31-2006)            $301,980.47
 3001535792          5792         XXXXXX5792             676                INDX 2006-AR8 (5-31-2006)            $386,153.83
 3001535941          5941         XXXXXX5941             676                INDX 2006-AR8 (5-31-2006)            $370,646.48
 3001611874          1874         XXXXXX1874             676                INDX 2006-AR8 (5-31-2006)            $269,175.83
 3001612641          2641         XXXXXX2641             676                INDX 2006-AR8 (5-31-2006)            $309,347.16
 3001613706          3706         XXXXXX3706             676                INDX 2006-AR8 (5-31-2006)            $340,007.24
 3001651086          1086         XXXXXX1086             676                INDX 2006-AR8 (5-31-2006)            $330,537.19
 3001652209          2209         XXXXXX2209             676                INDX 2006-AR8 (5-31-2006)            $271,184.22
 3001655806          5806         XXXXXX5806             676                INDX 2006-AR8 (5-31-2006)               $0.00
 3001656366          6366         XXXXXX6366             676                INDX 2006-AR8 (5-31-2006)             $84,243.04
 3001657026          7026         XXXXXX7026             676                INDX 2006-AR8 (5-31-2006)            $149,343.37
 3001667223          7223         XXXXXX7223             676                INDX 2006-AR8 (5-31-2006)            $587,636.38
 3001682800          2800         XXXXXX2800             676                INDX 2006-AR8 (5-31-2006)            $247,322.75
 3001683105          3105         XXXXXX3105             676                INDX 2006-AR8 (5-31-2006)            $289,673.64
 3001684210          4210         XXXXXX4210             676                INDX 2006-AR8 (5-31-2006)            $296,716.32
 3001684277          4277         XXXXXX4277             676                INDX 2006-AR8 (5-31-2006)               $0.00
 3001684699          4699         XXXXXX4699             676                INDX 2006-AR8 (5-31-2006)            $387,857.92
 3001685084          5084         XXXXXX5084             676                INDX 2006-AR8 (5-31-2006)            $201,933.39
 3001686066          6066         XXXXXX6066             676                INDX 2006-AR8 (5-31-2006)            $140,968.70
 3001686116          6116         XXXXXX6116             676                INDX 2006-AR8 (5-31-2006)            $304,718.09
 3001686629          6629         XXXXXX6629             676                INDX 2006-AR8 (5-31-2006)            $407,619.17
 3001687031          7031         XXXXXX7031             676                INDX 2006-AR8 (5-31-2006)            $451,763.31
 3001687056          7056         XXXXXX7056             676                INDX 2006-AR8 (5-31-2006)            $539,650.54
 3001687858          7858         XXXXXX7858             676                INDX 2006-AR8 (5-31-2006)            $207,828.65
 3001688427          8427         XXXXXX8427             676                INDX 2006-AR8 (5-31-2006)            $361,271.52
 3001690829          0829         XXXXXX0829             676                INDX 2006-AR8 (5-31-2006)            $106,250.65
 3001693047          3047         XXXXXX3047             676                INDX 2006-AR8 (5-31-2006)            $145,747.87
 3001703432          3432         XXXXXX3432             676                INDX 2006-AR8 (5-31-2006)            $472,099.23
 3001703465          3465         XXXXXX3465             676                INDX 2006-AR8 (5-31-2006)            $520,207.03
 3001703804          3804         XXXXXX3804             676                INDX 2006-AR8 (5-31-2006)            $564,758.79
 3001703812          3812         XXXXXX3812             676                INDX 2006-AR8 (5-31-2006)               $0.00
 3001704018          4018         XXXXXX4018             676                INDX 2006-AR8 (5-31-2006)            $402,608.81
 3001704497          4497         XXXXXX4497             676                INDX 2006-AR8 (5-31-2006)            $164,760.04
 3001704547          4547         XXXXXX4547             676                INDX 2006-AR8 (5-31-2006)            $154,764.90
 3001704695          4695         XXXXXX4695             676                INDX 2006-AR8 (5-31-2006)            $259,184.86
 3001708480          8480         XXXXXX8480             676                INDX 2006-AR8 (5-31-2006)            $550,381.96
 3001709793          9793         XXXXXX9793             676                INDX 2006-AR8 (5-31-2006)            $329,362.08
 3001710312          0312         XXXXXX0312             676                INDX 2006-AR8 (5-31-2006)               $0.00
 3001711559          1559         XXXXXX1559             676                INDX 2006-AR8 (5-31-2006)            $369,828.42
 3001712243          2243         XXXXXX2243             676                INDX 2006-AR8 (5-31-2006)            $153,608.41
 3001713944          3944         XXXXXX3944             676                INDX 2006-AR8 (5-31-2006)               $0.00
 3001715303          5303         XXXXXX5303             676                INDX 2006-AR8 (5-31-2006)            $516,881.61
 3001722853          2853         XXXXXX2853             676                INDX 2006-AR8 (5-31-2006)            $145,778.48
 3001722895          2895         XXXXXX2895             676                INDX 2006-AR8 (5-31-2006)               $0.00
 3001723109          3109         XXXXXX3109             676                INDX 2006-AR8 (5-31-2006)            $170,819.23
 3001723331          3331         XXXXXX3331             676                INDX 2006-AR8 (5-31-2006)            $477,125.21
 3001723349          3349         XXXXXX3349             676                INDX 2006-AR8 (5-31-2006)            $144,056.58
 3001723562          3562         XXXXXX3562             676                INDX 2006-AR8 (5-31-2006)            $381,204.33
 3001723687          3687         XXXXXX3687             676                INDX 2006-AR8 (5-31-2006)            $407,056.68
 3001723851          3851         XXXXXX3851             676                INDX 2006-AR8 (5-31-2006)            $512,548.26
 3001723893          3893         XXXXXX3893             676                INDX 2006-AR8 (5-31-2006)            $490,077.49
 3001724644          4644         XXXXXX4644             676                INDX 2006-AR8 (5-31-2006)            $671,403.29
 3001724768          4768         XXXXXX4768             676                INDX 2006-AR8 (5-31-2006)            $344,640.53
 3001724883          4883         XXXXXX4883             676                INDX 2006-AR8 (5-31-2006)            $257,819.08
 3001724933          4933         XXXXXX4933             676                INDX 2006-AR8 (5-31-2006)            $206,052.97
 3001725062          5062         XXXXXX5062             676                INDX 2006-AR8 (5-31-2006)            $297,608.37
 3001725120          5120         XXXXXX5120             676                INDX 2006-AR8 (5-31-2006)               $0.00
 3001725443          5443         XXXXXX5443             676                INDX 2006-AR8 (5-31-2006)             $76,352.51
 3001726060          6060         XXXXXX6060             676                INDX 2006-AR8 (5-31-2006)            $329,082.06
 3001726482          6482         XXXXXX6482             676                INDX 2006-AR8 (5-31-2006)            $331,816.94
 3001726748          6748         XXXXXX6748             676                INDX 2006-AR8 (5-31-2006)            $524,070.88
 3001726839          6839         XXXXXX6839             676                INDX 2006-AR8 (5-31-2006)            $393,379.36
 3001727001          7001         XXXXXX7001             676                INDX 2006-AR8 (5-31-2006)            $399,951.72
 3001727068          7068         XXXXXX7068             676                INDX 2006-AR8 (5-31-2006)            $299,402.87
 3001727225          7225         XXXXXX7225             676                INDX 2006-AR8 (5-31-2006)            $230,615.69
 3001727563          7563         XXXXXX7563             676                INDX 2006-AR8 (5-31-2006)            $571,737.25
 3001728058          8058         XXXXXX8058             676                INDX 2006-AR8 (5-31-2006)            $418,437.83
 3001728199          8199         XXXXXX8199             676                INDX 2006-AR8 (5-31-2006)            $278,662.86
 3001728330          8330         XXXXXX8330             676                INDX 2006-AR8 (5-31-2006)            $309,779.15
 3001741291          1291         XXXXXX1291             676                INDX 2006-AR8 (5-31-2006)            $468,580.21
 3001741366          1366         XXXXXX1366             676                INDX 2006-AR8 (5-31-2006)            $337,428.37
 3001741424          1424         XXXXXX1424             676                INDX 2006-AR8 (5-31-2006)            $512,596.02
 3001741754          1754         XXXXXX1754             676                INDX 2006-AR8 (5-31-2006)               $0.00
 3001741960          1960         XXXXXX1960             676                INDX 2006-AR8 (5-31-2006)            $194,250.27
 3001742034          2034         XXXXXX2034             676                INDX 2006-AR8 (5-31-2006)            $345,849.74
 3001744592          4592         XXXXXX4592             676                INDX 2006-AR8 (5-31-2006)            $530,482.09
 3001756752          6752         XXXXXX6752             676                INDX 2006-AR8 (5-31-2006)            $374,083.97
 3001757008          7008         XXXXXX7008             676                INDX 2006-AR8 (5-31-2006)            $324,589.94
 3001765084          5084         XXXXXX5084             676                INDX 2006-AR8 (5-31-2006)            $183,751.22
 3001778434          8434         XXXXXX8434             676                INDX 2006-AR8 (5-31-2006)            $230,113.35
 3001778525          8525         XXXXXX8525             676                INDX 2006-AR8 (5-31-2006)            $274,826.87
 3001778533          8533         XXXXXX8533             676                INDX 2006-AR8 (5-31-2006)            $312,000.76
 3001778558          8558         XXXXXX8558             676                INDX 2006-AR8 (5-31-2006)             $84,569.16
 3001778590          8590         XXXXXX8590             676                INDX 2006-AR8 (5-31-2006)            $370,342.40
 3001779093          9093         XXXXXX9093             676                INDX 2006-AR8 (5-31-2006)               $0.00
 3001779762          9762         XXXXXX9762             676                INDX 2006-AR8 (5-31-2006)            $148,484.12
 3001779838          9838         XXXXXX9838             676                INDX 2006-AR8 (5-31-2006)            $402,552.69
 3001780349          0349         XXXXXX0349             676                INDX 2006-AR8 (5-31-2006)            $271,019.91
 3001780356          0356         XXXXXX0356             676                INDX 2006-AR8 (5-31-2006)            $614,629.10
 3001780497          0497         XXXXXX0497             676                INDX 2006-AR8 (5-31-2006)            $349,113.60
 3001780612          0612         XXXXXX0612             676                INDX 2006-AR8 (5-31-2006)               $0.00
 3001780935          0935         XXXXXX0935             676                INDX 2006-AR8 (5-31-2006)            $172,421.80
 3001781024          1024         XXXXXX1024             676                INDX 2006-AR8 (5-31-2006)            $358,724.42
 3001781610          1610         XXXXXX1610             676                INDX 2006-AR8 (5-31-2006)            $298,640.89
 3001781818          1818         XXXXXX1818             676                INDX 2006-AR8 (5-31-2006)            $424,045.75
 3001782154          2154         XXXXXX2154             676                INDX 2006-AR8 (5-31-2006)            $765,647.89
 3001782170          2170         XXXXXX2170             676                INDX 2006-AR8 (5-31-2006)            $584,430.47
 3001792724          2724         XXXXXX2724             676                INDX 2006-AR8 (5-31-2006)               $0.00
 3001792781          2781         XXXXXX2781             676                INDX 2006-AR8 (5-31-2006)            $201,423.35
 3001792815          2815         XXXXXX2815             676                INDX 2006-AR8 (5-31-2006)            $219,922.20
 3001792864          2864         XXXXXX2864             676                INDX 2006-AR8 (5-31-2006)            $208,264.47
 3001792971          2971         XXXXXX2971             676                INDX 2006-AR8 (5-31-2006)            $177,022.31
 3001793003          3003         XXXXXX3003             676                INDX 2006-AR8 (5-31-2006)            $225,954.12
 3001793250          3250         XXXXXX3250             676                INDX 2006-AR8 (5-31-2006)            $381,275.81
 3001793318          3318         XXXXXX3318             676                INDX 2006-AR8 (5-31-2006)            $530,586.51
 3001793508          3508         XXXXXX3508             676                INDX 2006-AR8 (5-31-2006)            $294,648.42
 3001793656          3656         XXXXXX3656             676                INDX 2006-AR8 (5-31-2006)            $105,909.34
 3001793789          3789         XXXXXX3789             676                INDX 2006-AR8 (5-31-2006)            $284,120.90
 3001793839          3839         XXXXXX3839             676                INDX 2006-AR8 (5-31-2006)            $371,423.17
 3001794316          4316         XXXXXX4316             676                INDX 2006-AR8 (5-31-2006)            $680,468.12
 3001794449          4449         XXXXXX4449             676                INDX 2006-AR8 (5-31-2006)            $410,402.46
 3001809320          9320         XXXXXX9320             676                INDX 2006-AR8 (5-31-2006)            $406,634.13
 1005860109          0109         XXXXXX0109             669              INDX 2006-AR9 SETTLED 04/27/06         $528,463.63
 1005898497          8497         XXXXXX8497             669              INDX 2006-AR9 SETTLED 04/27/06          $94,400.00
 1005905409          5409         XXXXXX5409             669              INDX 2006-AR9 SETTLED 04/27/06         $108,500.00
 1005959232          9232         XXXXXX9232             669              INDX 2006-AR9 SETTLED 04/27/06         $345,916.97
 1005989007          9007         XXXXXX9007             669              INDX 2006-AR9 SETTLED 04/27/06            $0.00
 1005990112          0112         XXXXXX0112             669              INDX 2006-AR9 SETTLED 04/27/06         $428,000.00
 1006044638          4638         XXXXXX4638             669              INDX 2006-AR9 SETTLED 04/27/06         $352,000.00
 1006047979          7979         XXXXXX7979             669              INDX 2006-AR9 SETTLED 04/27/06         $224,000.00
 1006167348          7348         XXXXXX7348             669              INDX 2006-AR9 SETTLED 04/27/06         $115,754.95
 1006306144          6144         XXXXXX6144             669              INDX 2006-AR9 SETTLED 04/27/06            $0.00
 1006707226          7226         XXXXXX7226             669              INDX 2006-AR9 SETTLED 04/27/06         $731,030.99
 1006819906          9906         XXXXXX9906             669              INDX 2006-AR9 SETTLED 04/27/06         $323,600.00
 1006822686          2686         XXXXXX2686             669              INDX 2006-AR9 SETTLED 04/27/06         $186,408.22
 1006861825          1825         XXXXXX1825             669              INDX 2006-AR9 SETTLED 04/27/06         $308,000.00
 1006879371          9371         XXXXXX9371             669              INDX 2006-AR9 SETTLED 04/27/06         $247,827.70
 1006909996          9996         XXXXXX9996             669              INDX 2006-AR9 SETTLED 04/27/06         $203,960.68
 1006913782          3782         XXXXXX3782             669              INDX 2006-AR9 SETTLED 04/27/06         $650,000.00
 1006921215          1215         XXXXXX1215             669              INDX 2006-AR9 SETTLED 04/27/06         $648,219.19
 1006926560          6560         XXXXXX6560             669              INDX 2006-AR9 SETTLED 04/27/06         $508,000.00
 1006927980          7980         XXXXXX7980             669              INDX 2006-AR9 SETTLED 04/27/06         $472,000.00
 1006938466          8466         XXXXXX8466             669              INDX 2006-AR9 SETTLED 04/27/06         $212,559.76
 1006945669          5669         XXXXXX5669             669              INDX 2006-AR9 SETTLED 04/27/06         $480,000.00
 1006950016          0016         XXXXXX0016             669              INDX 2006-AR9 SETTLED 04/27/06         $647,500.00
 1006950479          0479         XXXXXX0479             669              INDX 2006-AR9 SETTLED 04/27/06         $500,000.00
 1006973901          3901         XXXXXX3901             669              INDX 2006-AR9 SETTLED 04/27/06         $339,603.97
 1006978561          8561         XXXXXX8561             669              INDX 2006-AR9 SETTLED 04/27/06         $578,000.00
 1006979718          9718         XXXXXX9718             669              INDX 2006-AR9 SETTLED 04/27/06         $373,240.54
 1007000779          0779         XXXXXX0779             669              INDX 2006-AR9 SETTLED 04/27/06         $185,300.00
 1007002726          2726         XXXXXX2726             669              INDX 2006-AR9 SETTLED 04/27/06         $539,374.58
 1007008574          8574         XXXXXX8574             669              INDX 2006-AR9 SETTLED 04/27/06         $306,400.00
 1007022666          2666         XXXXXX2666             669              INDX 2006-AR9 SETTLED 04/27/06         $633,249.14
 1007028911          8911         XXXXXX8911             669              INDX 2006-AR9 SETTLED 04/27/06         $318,000.00
 1007028986          8986         XXXXXX8986             669              INDX 2006-AR9 SETTLED 04/27/06         $401,200.00
 1007035833          5833         XXXXXX5833             669              INDX 2006-AR9 SETTLED 04/27/06         $354,610.89
 1007037516          7516         XXXXXX7516             669              INDX 2006-AR9 SETTLED 04/27/06         $547,738.92
 1007053174          3174         XXXXXX3174             669              INDX 2006-AR9 SETTLED 04/27/06         $315,040.49
 1007070699          0699         XXXXXX0699             669              INDX 2006-AR9 SETTLED 04/27/06         $399,525.00
 1007084385          4385         XXXXXX4385             669              INDX 2006-AR9 SETTLED 04/27/06         $353,620.59
 1007101528          1528         XXXXXX1528             669              INDX 2006-AR9 SETTLED 04/27/06         $292,000.00
 1007134073          4073         XXXXXX4073             669              INDX 2006-AR9 SETTLED 04/27/06         $269,928.15
 1007134529          4529         XXXXXX4529             669              INDX 2006-AR9 SETTLED 04/27/06         $266,960.96
 1007148719          8719         XXXXXX8719             669              INDX 2006-AR9 SETTLED 04/27/06         $310,000.00
 1007163510          3510         XXXXXX3510             669              INDX 2006-AR9 SETTLED 04/27/06         $313,420.28
 1007179698          9698         XXXXXX9698             669              INDX 2006-AR9 SETTLED 04/27/06         $312,000.00
 1007186487          6487         XXXXXX6487             669              INDX 2006-AR9 SETTLED 04/27/06         $300,000.00
 1007187501          7501         XXXXXX7501             669              INDX 2006-AR9 SETTLED 04/27/06         $280,000.00
 1007199811          9811         XXXXXX9811             669              INDX 2006-AR9 SETTLED 04/27/06         $380,000.00
 1007201831          1831         XXXXXX1831             669              INDX 2006-AR9 SETTLED 04/27/06         $500,000.00
 1007212796          2796         XXXXXX2796             669              INDX 2006-AR9 SETTLED 04/27/06         $487,920.00
 1007218512          8512         XXXXXX8512             669              INDX 2006-AR9 SETTLED 04/27/06         $305,720.32
 1007226945          6945         XXXXXX6945             669              INDX 2006-AR9 SETTLED 04/27/06         $305,000.00
 1007232422          2422         XXXXXX2422             669              INDX 2006-AR9 SETTLED 04/27/06         $262,083.82
 1007239179          9179         XXXXXX9179             669              INDX 2006-AR9 SETTLED 04/27/06         $209,300.00
 1007249889          9889         XXXXXX9889             669              INDX 2006-AR9 SETTLED 04/27/06         $280,366.24
 1007254533          4533         XXXXXX4533             669              INDX 2006-AR9 SETTLED 04/27/06         $432,000.00
 1007257767          7767         XXXXXX7767             669              INDX 2006-AR9 SETTLED 04/27/06         $352,000.00
 1007262130          2130         XXXXXX2130             669              INDX 2006-AR9 SETTLED 04/27/06         $264,000.00
 1007268426          8426         XXXXXX8426             669              INDX 2006-AR9 SETTLED 04/27/06         $273,000.00
 1007268608          8608         XXXXXX8608             669              INDX 2006-AR9 SETTLED 04/27/06         $515,000.00
 1007270828          0828         XXXXXX0828             669              INDX 2006-AR9 SETTLED 04/27/06         $262,329.97
 1007272816          2816         XXXXXX2816             669              INDX 2006-AR9 SETTLED 04/27/06         $325,000.00
 1007273509          3509         XXXXXX3509             669              INDX 2006-AR9 SETTLED 04/27/06         $334,000.00
 1007274895          4895         XXXXXX4895             669              INDX 2006-AR9 SETTLED 04/27/06         $363,000.00
 1007275041          5041         XXXXXX5041             669              INDX 2006-AR9 SETTLED 04/27/06         $299,400.00
 1007278136          8136         XXXXXX8136             669              INDX 2006-AR9 SETTLED 04/27/06         $396,900.00
 1007278300          8300         XXXXXX8300             669              INDX 2006-AR9 SETTLED 04/27/06         $318,318.30
 1007278979          8979         XXXXXX8979             669              INDX 2006-AR9 SETTLED 04/27/06         $539,920.00
 1007281551          1551         XXXXXX1551             669              INDX 2006-AR9 SETTLED 04/27/06         $228,000.00
 1007283284          3284         XXXXXX3284             669              INDX 2006-AR9 SETTLED 04/27/06         $308,734.09
 1007285271          5271         XXXXXX5271             669              INDX 2006-AR9 SETTLED 04/27/06         $184,749.01
 1007286022          6022         XXXXXX6022             669              INDX 2006-AR9 SETTLED 04/27/06         $338,000.00
 1007287111          7111         XXXXXX7111             669              INDX 2006-AR9 SETTLED 04/27/06         $164,440.00
 1007287616          7616         XXXXXX7616             669              INDX 2006-AR9 SETTLED 04/27/06         $329,500.00
 1007287731          7731         XXXXXX7731             669              INDX 2006-AR9 SETTLED 04/27/06         $188,400.00
 1007289935          9935         XXXXXX9935             669              INDX 2006-AR9 SETTLED 04/27/06         $228,000.00
 1007290834          0834         XXXXXX0834             669              INDX 2006-AR9 SETTLED 04/27/06         $417,000.00
 1007290917          0917         XXXXXX0917             669              INDX 2006-AR9 SETTLED 04/27/06         $227,982.92
 1007292129          2129         XXXXXX2129             669              INDX 2006-AR9 SETTLED 04/27/06         $394,594.23
 1007292822          2822         XXXXXX2822             669              INDX 2006-AR9 SETTLED 04/27/06         $379,000.00
 1007293614          3614         XXXXXX3614             669              INDX 2006-AR9 SETTLED 04/27/06            $0.00
 1007298936          8936         XXXXXX8936             669              INDX 2006-AR9 SETTLED 04/27/06         $495,091.99
 1007299777          9777         XXXXXX9777             669              INDX 2006-AR9 SETTLED 04/27/06         $245,000.00
 1007299785          9785         XXXXXX9785             669              INDX 2006-AR9 SETTLED 04/27/06         $380,000.00
 1007300237          0237         XXXXXX0237             669              INDX 2006-AR9 SETTLED 04/27/06         $440,936.65
 1007300401          0401         XXXXXX0401             669              INDX 2006-AR9 SETTLED 04/27/06         $352,000.00
 1007301623          1623         XXXXXX1623             669              INDX 2006-AR9 SETTLED 04/27/06         $319,800.00
 1007302803          2803         XXXXXX2803             669              INDX 2006-AR9 SETTLED 04/27/06          $69,223.44
 1007303538          3538         XXXXXX3538             669              INDX 2006-AR9 SETTLED 04/27/06         $680,000.00
 1007303967          3967         XXXXXX3967             669              INDX 2006-AR9 SETTLED 04/27/06         $280,000.00
 1007304239          4239         XXXXXX4239             669              INDX 2006-AR9 SETTLED 04/27/06         $165,600.00
 1007304726          4726         XXXXXX4726             669              INDX 2006-AR9 SETTLED 04/27/06         $203,750.00
 1007304783          4783         XXXXXX4783             669              INDX 2006-AR9 SETTLED 04/27/06         $187,998.17
 1007305897          5897         XXXXXX5897             669              INDX 2006-AR9 SETTLED 04/27/06         $436,000.00
 1007306317          6317         XXXXXX6317             669              INDX 2006-AR9 SETTLED 04/27/06         $209,000.00
 1007306853          6853         XXXXXX6853             669              INDX 2006-AR9 SETTLED 04/27/06         $196,000.00
 1007308966          8966         XXXXXX8966             669              INDX 2006-AR9 SETTLED 04/27/06        $1,067,000.00
 1007308974          8974         XXXXXX8974             669              INDX 2006-AR9 SETTLED 04/27/06         $310,399.93
 1007311069          1069         XXXXXX1069             669              INDX 2006-AR9 SETTLED 04/27/06         $292,000.00
 1007311978          1978         XXXXXX1978             669              INDX 2006-AR9 SETTLED 04/27/06          $68,328.20
 1007313867          3867         XXXXXX3867             669              INDX 2006-AR9 SETTLED 04/27/06         $454,946.74
 1007314212          4212         XXXXXX4212             669              INDX 2006-AR9 SETTLED 04/27/06         $327,738.40
 1007314303          4303         XXXXXX4303             669              INDX 2006-AR9 SETTLED 04/27/06         $307,911.77
 1007315037          5037         XXXXXX5037             669              INDX 2006-AR9 SETTLED 04/27/06         $251,200.00
 1007317744          7744         XXXXXX7744             669              INDX 2006-AR9 SETTLED 04/27/06         $380,000.00
 1007318965          8965         XXXXXX8965             669              INDX 2006-AR9 SETTLED 04/27/06         $175,000.00
 1007319203          9203         XXXXXX9203             669              INDX 2006-AR9 SETTLED 04/27/06         $204,800.00
 1007320003          0003         XXXXXX0003             669              INDX 2006-AR9 SETTLED 04/27/06         $254,075.00
 1007320458          0458         XXXXXX0458             669              INDX 2006-AR9 SETTLED 04/27/06         $350,000.00
 1007321001          1001         XXXXXX1001             669              INDX 2006-AR9 SETTLED 04/27/06         $213,103.38
 1007323239          3239         XXXXXX3239             669              INDX 2006-AR9 SETTLED 04/27/06         $970,000.00
 1007324237          4237         XXXXXX4237             669              INDX 2006-AR9 SETTLED 04/27/06         $299,000.00
 1007324526          4526         XXXXXX4526             669              INDX 2006-AR9 SETTLED 04/27/06         $210,000.00
 1007325804          5804         XXXXXX5804             669              INDX 2006-AR9 SETTLED 04/27/06         $640,000.00
 1007327107          7107         XXXXXX7107             669              INDX 2006-AR9 SETTLED 04/27/06         $116,278.40
 1007328444          8444         XXXXXX8444             669              INDX 2006-AR9 SETTLED 04/27/06         $228,972.99
 1007328600          8600         XXXXXX8600             669              INDX 2006-AR9 SETTLED 04/27/06         $178,673.30
 1007329293          9293         XXXXXX9293             669              INDX 2006-AR9 SETTLED 04/27/06         $211,608.70
 1007329467          9467         XXXXXX9467             669              INDX 2006-AR9 SETTLED 04/27/06         $282,000.00
 1007330028          0028         XXXXXX0028             669              INDX 2006-AR9 SETTLED 04/27/06         $800,000.00
 1007330432          0432         XXXXXX0432             669              INDX 2006-AR9 SETTLED 04/27/06         $360,000.00
 1007331471          1471         XXXXXX1471             669              INDX 2006-AR9 SETTLED 04/27/06         $405,000.00
 1007331505          1505         XXXXXX1505             669              INDX 2006-AR9 SETTLED 04/27/06         $500,000.00
 1007333311          3311         XXXXXX3311             669              INDX 2006-AR9 SETTLED 04/27/06         $202,000.00
 1007334111          4111         XXXXXX4111             669              INDX 2006-AR9 SETTLED 04/27/06         $548,000.00
 1007335076          5076         XXXXXX5076             669              INDX 2006-AR9 SETTLED 04/27/06         $198,256.11
 1007335399          5399         XXXXXX5399             669              INDX 2006-AR9 SETTLED 04/27/06         $416,500.00
 1007335449          5449         XXXXXX5449             669              INDX 2006-AR9 SETTLED 04/27/06         $100,795.76
 1007336744          6744         XXXXXX6744             669              INDX 2006-AR9 SETTLED 04/27/06         $670,000.00
 1007337247          7247         XXXXXX7247             669              INDX 2006-AR9 SETTLED 04/27/06         $410,589.75
 1007337643          7643         XXXXXX7643             669              INDX 2006-AR9 SETTLED 04/27/06         $540,358.97
 1007339532          9532         XXXXXX9532             669              INDX 2006-AR9 SETTLED 04/27/06         $153,000.00
 1007341405          1405         XXXXXX1405             669              INDX 2006-AR9 SETTLED 04/27/06         $172,250.00
 1007345026          5026         XXXXXX5026             669              INDX 2006-AR9 SETTLED 04/27/06         $212,000.00
 1007345166          5166         XXXXXX5166             669              INDX 2006-AR9 SETTLED 04/27/06         $440,000.00
 1007347683          7683         XXXXXX7683             669              INDX 2006-AR9 SETTLED 04/27/06         $328,000.00
 1007348418          8418         XXXXXX8418             669              INDX 2006-AR9 SETTLED 04/27/06          $64,800.00
 1007349119          9119         XXXXXX9119             669              INDX 2006-AR9 SETTLED 04/27/06         $394,400.76
 1007350141          0141         XXXXXX0141             669              INDX 2006-AR9 SETTLED 04/27/06         $231,000.00
 1007350828          0828         XXXXXX0828             669              INDX 2006-AR9 SETTLED 04/27/06         $356,000.00
 1007351693          1693         XXXXXX1693             669              INDX 2006-AR9 SETTLED 04/27/06         $298,724.47
 1007352709          2709         XXXXXX2709             669              INDX 2006-AR9 SETTLED 04/27/06         $317,277.67
 1007353004          3004         XXXXXX3004             669              INDX 2006-AR9 SETTLED 04/27/06         $648,000.00
 1007353376          3376         XXXXXX3376             669              INDX 2006-AR9 SETTLED 04/27/06         $588,000.00
 1007353533          3533         XXXXXX3533             669              INDX 2006-AR9 SETTLED 04/27/06         $260,000.00
 1007354515          4515         XXXXXX4515             669              INDX 2006-AR9 SETTLED 04/27/06         $377,300.00
 1007354580          4580         XXXXXX4580             669              INDX 2006-AR9 SETTLED 04/27/06         $392,000.00
 1007355082          5082         XXXXXX5082             669              INDX 2006-AR9 SETTLED 04/27/06         $539,999.00
 1007356437          6437         XXXXXX6437             669              INDX 2006-AR9 SETTLED 04/27/06         $410,000.00
 1007357708          7708         XXXXXX7708             669              INDX 2006-AR9 SETTLED 04/27/06         $192,000.00
 1007358987          8987         XXXXXX8987             669              INDX 2006-AR9 SETTLED 04/27/06         $284,000.00
 1007359134          9134         XXXXXX9134             669              INDX 2006-AR9 SETTLED 04/27/06         $360,000.00
 1007359688          9688         XXXXXX9688             669              INDX 2006-AR9 SETTLED 04/27/06         $638,397.31
 1007359696          9696         XXXXXX9696             669              INDX 2006-AR9 SETTLED 04/27/06         $563,798.30
 1007360033          0033         XXXXXX0033             669              INDX 2006-AR9 SETTLED 04/27/06         $154,000.00
 1007362104          2104         XXXXXX2104             669              INDX 2006-AR9 SETTLED 04/27/06         $112,364.02
 1007362492          2492         XXXXXX2492             669              INDX 2006-AR9 SETTLED 04/27/06         $349,914.32
 1007362666          2666         XXXXXX2666             669              INDX 2006-AR9 SETTLED 04/27/06         $383,200.00
 1007362971          2971         XXXXXX2971             669              INDX 2006-AR9 SETTLED 04/27/06         $510,398.74
 1007363060          3060         XXXXXX3060             669              INDX 2006-AR9 SETTLED 04/27/06         $375,960.00
 1007365149          5149         XXXXXX5149             669              INDX 2006-AR9 SETTLED 04/27/06         $394,449.93
 1007365511          5511         XXXXXX5511             669              INDX 2006-AR9 SETTLED 04/27/06         $273,993.12
 1007365545          5545         XXXXXX5545             669              INDX 2006-AR9 SETTLED 04/27/06         $610,923.08
 1007367319          7319         XXXXXX7319             669              INDX 2006-AR9 SETTLED 04/27/06         $187,944.17
 1007367616          7616         XXXXXX7616             669              INDX 2006-AR9 SETTLED 04/27/06         $212,000.00
 1007369703          9703         XXXXXX9703             669              INDX 2006-AR9 SETTLED 04/27/06         $151,933.82
 1007370479          0479         XXXXXX0479             669              INDX 2006-AR9 SETTLED 04/27/06         $377,198.83
 1007371915          1915         XXXXXX1915             669              INDX 2006-AR9 SETTLED 04/27/06         $255,000.00
 1007372277          2277         XXXXXX2277             669              INDX 2006-AR9 SETTLED 04/27/06         $227,000.00
 1007372434          2434         XXXXXX2434             669              INDX 2006-AR9 SETTLED 04/27/06         $494,383.00
 1007373341          3341         XXXXXX3341             669              INDX 2006-AR9 SETTLED 04/27/06         $221,762.46
 1007375544          5544         XXXXXX5544             669              INDX 2006-AR9 SETTLED 04/27/06         $600,000.00
 1007375924          5924         XXXXXX5924             669              INDX 2006-AR9 SETTLED 04/27/06         $380,000.00
 1007375957          5957         XXXXXX5957             669              INDX 2006-AR9 SETTLED 04/27/06         $870,748.18
 1007376039          6039         XXXXXX6039             669              INDX 2006-AR9 SETTLED 04/27/06         $463,821.58
 1007376104          6104         XXXXXX6104             669              INDX 2006-AR9 SETTLED 04/27/06         $454,837.15
 1007376351          6351         XXXXXX6351             669              INDX 2006-AR9 SETTLED 04/27/06         $799,500.00
 1007376419          6419         XXXXXX6419             669              INDX 2006-AR9 SETTLED 04/27/06         $880,987.00
 1007376633          6633         XXXXXX6633             669              INDX 2006-AR9 SETTLED 04/27/06         $516,000.00
 1007376641          6641         XXXXXX6641             669              INDX 2006-AR9 SETTLED 04/27/06         $419,960.53
 1007377656          7656         XXXXXX7656             669              INDX 2006-AR9 SETTLED 04/27/06         $129,668.30
 1007379660          9660         XXXXXX9660             669              INDX 2006-AR9 SETTLED 04/27/06         $484,000.00
 1007380197          0197         XXXXXX0197             669              INDX 2006-AR9 SETTLED 04/27/06         $308,800.00
 1007381104          1104         XXXXXX1104             669              INDX 2006-AR9 SETTLED 04/27/06         $187,500.00
 1007381435          1435         XXXXXX1435             669              INDX 2006-AR9 SETTLED 04/27/06         $444,000.00
 1007382532          2532         XXXXXX2532             669              INDX 2006-AR9 SETTLED 04/27/06         $614,894.16
 1007383969          3969         XXXXXX3969             669              INDX 2006-AR9 SETTLED 04/27/06         $213,452.67
 1007384850          4850         XXXXXX4850             669              INDX 2006-AR9 SETTLED 04/27/06          $60,500.00
 1007384868          4868         XXXXXX4868             669              INDX 2006-AR9 SETTLED 04/27/06          $74,000.00
 1007385055          5055         XXXXXX5055             669              INDX 2006-AR9 SETTLED 04/27/06         $354,000.00
 1007389123          9123         XXXXXX9123             669              INDX 2006-AR9 SETTLED 04/27/06         $269,900.00
 1007389206          9206         XXXXXX9206             669              INDX 2006-AR9 SETTLED 04/27/06         $363,254.30
 1007392788          2788         XXXXXX2788             669              INDX 2006-AR9 SETTLED 04/27/06         $732,000.00
 1007393018          3018         XXXXXX3018             669              INDX 2006-AR9 SETTLED 04/27/06         $365,000.00
 1007393273          3273         XXXXXX3273             669              INDX 2006-AR9 SETTLED 04/27/06         $518,400.00
 1007397266          7266         XXXXXX7266             669              INDX 2006-AR9 SETTLED 04/27/06         $417,000.00
 1007397886          7886         XXXXXX7886             669              INDX 2006-AR9 SETTLED 04/27/06         $410,400.00
 1007398207          8207         XXXXXX8207             669              INDX 2006-AR9 SETTLED 04/27/06         $274,861.94
 1007399916          9916         XXXXXX9916             669              INDX 2006-AR9 SETTLED 04/27/06         $234,765.50
 1007400029          0029         XXXXXX0029             669              INDX 2006-AR9 SETTLED 04/27/06         $530,000.00
 1007400268          0268         XXXXXX0268             669              INDX 2006-AR9 SETTLED 04/27/06         $470,500.00
 1007402173          2173         XXXXXX2173             669              INDX 2006-AR9 SETTLED 04/27/06         $100,000.00
 1007402512          2512         XXXXXX2512             669              INDX 2006-AR9 SETTLED 04/27/06         $412,000.00
 1007402736          2736         XXXXXX2736             669              INDX 2006-AR9 SETTLED 04/27/06         $595,751.04
 1007406547          6547         XXXXXX6547             669              INDX 2006-AR9 SETTLED 04/27/06         $732,000.00
 1007407115          7115         XXXXXX7115             669              INDX 2006-AR9 SETTLED 04/27/06         $284,000.00
 1007407248          7248         XXXXXX7248             669              INDX 2006-AR9 SETTLED 04/27/06         $248,000.00
 1007407719          7719         XXXXXX7719             669              INDX 2006-AR9 SETTLED 04/27/06         $111,000.00
 1007408659          8659         XXXXXX8659             669              INDX 2006-AR9 SETTLED 04/27/06         $325,000.00
 1007410176          0176         XXXXXX0176             669              INDX 2006-AR9 SETTLED 04/27/06         $442,000.00
 1007412099          2099         XXXXXX2099             669              INDX 2006-AR9 SETTLED 04/27/06         $368,000.00
 1007412503          2503         XXXXXX2503             669              INDX 2006-AR9 SETTLED 04/27/06         $520,000.00
 1007412784          2784         XXXXXX2784             669              INDX 2006-AR9 SETTLED 04/27/06         $211,250.00
 1007413428          3428         XXXXXX3428             669              INDX 2006-AR9 SETTLED 04/27/06         $989,292.67
 1007414186          4186         XXXXXX4186             669              INDX 2006-AR9 SETTLED 04/27/06         $479,911.50
 1007414277          4277         XXXXXX4277             669              INDX 2006-AR9 SETTLED 04/27/06         $282,000.00
 1007415068          5068         XXXXXX5068             669              INDX 2006-AR9 SETTLED 04/27/06         $235,000.00
 1007415381          5381         XXXXXX5381             669              INDX 2006-AR9 SETTLED 04/27/06         $330,418.68
 1007416504          6504         XXXXXX6504             669              INDX 2006-AR9 SETTLED 04/27/06            $0.00
 1007416652          6652         XXXXXX6652             669              INDX 2006-AR9 SETTLED 04/27/06         $615,319.74
 1007418096          8096         XXXXXX8096             669              INDX 2006-AR9 SETTLED 04/27/06         $100,000.00
 1007418955          8955         XXXXXX8955             669              INDX 2006-AR9 SETTLED 04/27/06         $500,000.00
 1007419045          9045         XXXXXX9045             669              INDX 2006-AR9 SETTLED 04/27/06         $441,000.00
 1007419359          9359         XXXXXX9359             669              INDX 2006-AR9 SETTLED 04/27/06         $577,260.00
 1007419813          9813         XXXXXX9813             669              INDX 2006-AR9 SETTLED 04/27/06         $501,999.29
 1007420100          0100         XXXXXX0100             669              INDX 2006-AR9 SETTLED 04/27/06         $637,000.00
 1007420647          0647         XXXXXX0647             669              INDX 2006-AR9 SETTLED 04/27/06         $700,000.00
 1007421066          1066         XXXXXX1066             669              INDX 2006-AR9 SETTLED 04/27/06         $609,985.33
 1007421397          1397         XXXXXX1397             669              INDX 2006-AR9 SETTLED 04/27/06            $0.00
 1007423294          3294         XXXXXX3294             669              INDX 2006-AR9 SETTLED 04/27/06         $253,754.87
 1007423393          3393         XXXXXX3393             669              INDX 2006-AR9 SETTLED 04/27/06         $227,500.00
 1007423443          3443         XXXXXX3443             669              INDX 2006-AR9 SETTLED 04/27/06         $648,000.00
 1007424748          4748         XXXXXX4748             669              INDX 2006-AR9 SETTLED 04/27/06         $367,487.89
 1007425216          5216         XXXXXX5216             669              INDX 2006-AR9 SETTLED 04/27/06         $769,500.00
 1007426404          6404         XXXXXX6404             669              INDX 2006-AR9 SETTLED 04/27/06         $339,975.54
 1007426529          6529         XXXXXX6529             669              INDX 2006-AR9 SETTLED 04/27/06          $94,000.00
 1007426610          6610         XXXXXX6610             669              INDX 2006-AR9 SETTLED 04/27/06         $227,960.00
 1007426701          6701         XXXXXX6701             669              INDX 2006-AR9 SETTLED 04/27/06         $276,000.00
 1007426933          6933         XXXXXX6933             669              INDX 2006-AR9 SETTLED 04/27/06         $195,000.00
 1007427212          7212         XXXXXX7212             669              INDX 2006-AR9 SETTLED 04/27/06         $245,000.00
 1007427345          7345         XXXXXX7345             669              INDX 2006-AR9 SETTLED 04/27/06         $583,411.32
 1007428004          8004         XXXXXX8004             669              INDX 2006-AR9 SETTLED 04/27/06         $186,000.00
 1007430935          0935         XXXXXX0935             669              INDX 2006-AR9 SETTLED 04/27/06         $500,000.00
 1007432196          2196         XXXXXX2196             669              INDX 2006-AR9 SETTLED 04/27/06         $222,733.45
 1007433640          3640         XXXXXX3640             669              INDX 2006-AR9 SETTLED 04/27/06         $659,978.56
 1007434077          4077         XXXXXX4077             669              INDX 2006-AR9 SETTLED 04/27/06         $112,900.00
 1007436619          6619         XXXXXX6619             669              INDX 2006-AR9 SETTLED 04/27/06         $280,000.00
 1007436726          6726         XXXXXX6726             669              INDX 2006-AR9 SETTLED 04/27/06         $420,000.00
 1007437492          7492         XXXXXX7492             669              INDX 2006-AR9 SETTLED 04/27/06            $0.00
 1007438037          8037         XXXXXX8037             669              INDX 2006-AR9 SETTLED 04/27/06         $504,000.00
 1007439811          9811         XXXXXX9811             669              INDX 2006-AR9 SETTLED 04/27/06         $600,000.00
 1007440074          0074         XXXXXX0074             669              INDX 2006-AR9 SETTLED 04/27/06         $275,000.00
 1007443177          3177         XXXXXX3177             669              INDX 2006-AR9 SETTLED 04/27/06         $404,000.00
 1007443219          3219         XXXXXX3219             669              INDX 2006-AR9 SETTLED 04/27/06         $337,600.00
 1007445925          5925         XXXXXX5925             669              INDX 2006-AR9 SETTLED 04/27/06         $588,000.00
 1007446089          6089         XXXXXX6089             669              INDX 2006-AR9 SETTLED 04/27/06         $495,750.00
 1007447210          7210         XXXXXX7210             669              INDX 2006-AR9 SETTLED 04/27/06         $436,124.97
 1007447566          7566         XXXXXX7566             669              INDX 2006-AR9 SETTLED 04/27/06         $263,999.96
 1007448044          8044         XXXXXX8044             669              INDX 2006-AR9 SETTLED 04/27/06         $336,500.00
 1007448283          8283         XXXXXX8283             669              INDX 2006-AR9 SETTLED 04/27/06         $352,500.00
 1007449711          9711         XXXXXX9711             669              INDX 2006-AR9 SETTLED 04/27/06         $376,590.73
 1007451766          1766         XXXXXX1766             669              INDX 2006-AR9 SETTLED 04/27/06         $224,000.00
 1007451923          1923         XXXXXX1923             669              INDX 2006-AR9 SETTLED 04/27/06         $380,000.00
 1007452467          2467         XXXXXX2467             669              INDX 2006-AR9 SETTLED 04/27/06         $171,764.64
 1007454117          4117         XXXXXX4117             669              INDX 2006-AR9 SETTLED 04/27/06            $0.00
 1007454174          4174         XXXXXX4174             669              INDX 2006-AR9 SETTLED 04/27/06         $199,607.88
 1007454679          4679         XXXXXX4679             669              INDX 2006-AR9 SETTLED 04/27/06         $275,000.00
 1007456070          6070         XXXXXX6070             669              INDX 2006-AR9 SETTLED 04/27/06         $400,899.47
 1007456963          6963         XXXXXX6963             669              INDX 2006-AR9 SETTLED 04/27/06         $699,000.00
 1007457086          7086         XXXXXX7086             669              INDX 2006-AR9 SETTLED 04/27/06         $592,000.00
 1007459116          9116         XXXXXX9116             669              INDX 2006-AR9 SETTLED 04/27/06         $352,000.00
 1007459306          9306         XXXXXX9306             669              INDX 2006-AR9 SETTLED 04/27/06         $211,000.00
 1007460437          0437         XXXXXX0437             669              INDX 2006-AR9 SETTLED 04/27/06         $232,986.95
 1007460486          0486         XXXXXX0486             669              INDX 2006-AR9 SETTLED 04/27/06         $320,000.00
 1007460932          0932         XXXXXX0932             669              INDX 2006-AR9 SETTLED 04/27/06         $368,466.76
 1007461146          1146         XXXXXX1146             669              INDX 2006-AR9 SETTLED 04/27/06         $348,000.00
 1007461211          1211         XXXXXX1211             669              INDX 2006-AR9 SETTLED 04/27/06         $206,000.00
 1007462409          2409         XXXXXX2409             669              INDX 2006-AR9 SETTLED 04/27/06         $674,870.40
 1007462722          2722         XXXXXX2722             669              INDX 2006-AR9 SETTLED 04/27/06            $0.00
 1007463472          3472         XXXXXX3472             669              INDX 2006-AR9 SETTLED 04/27/06            $0.00
 1007469461          9461         XXXXXX9461             669              INDX 2006-AR9 SETTLED 04/27/06         $171,094.55
 1007471194          1194         XXXXXX1194             669              INDX 2006-AR9 SETTLED 04/27/06         $300,000.00
 1007471376          1376         XXXXXX1376             669              INDX 2006-AR9 SETTLED 04/27/06         $800,000.00
 1007472002          2002         XXXXXX2002             669              INDX 2006-AR9 SETTLED 04/27/06         $223,600.00
 1007475575          5575         XXXXXX5575             669              INDX 2006-AR9 SETTLED 04/27/06         $524,000.00
 1007475716          5716         XXXXXX5716             669              INDX 2006-AR9 SETTLED 04/27/06         $520,000.00
 1007479882          9882         XXXXXX9882             669              INDX 2006-AR9 SETTLED 04/27/06         $448,000.00
 1007482019          2019         XXXXXX2019             669              INDX 2006-AR9 SETTLED 04/27/06         $595,500.00
 1007488669          8669         XXXXXX8669             669              INDX 2006-AR9 SETTLED 04/27/06         $591,713.22
 1007495268          5268         XXXXXX5268             669              INDX 2006-AR9 SETTLED 04/27/06         $635,238.00
 1007496050          6050         XXXXXX6050             669              INDX 2006-AR9 SETTLED 04/27/06         $745,059.31
 1007497843          7843         XXXXXX7843             669              INDX 2006-AR9 SETTLED 04/27/06         $645,718.07
 1007499476          9476         XXXXXX9476             669              INDX 2006-AR9 SETTLED 04/27/06         $462,009.15
 1007504069          4069         XXXXXX4069             669              INDX 2006-AR9 SETTLED 04/27/06        $1,000,000.00
 3001481898          1898         XXXXXX1898             669              INDX 2006-AR9 SETTLED 04/27/06         $402,500.00
 3001509250          9250         XXXXXX9250             669              INDX 2006-AR9 SETTLED 04/27/06         $380,000.00
 3001622491          2491         XXXXXX2491             669              INDX 2006-AR9 SETTLED 04/27/06         $277,206.22
 3001622608          2608         XXXXXX2608             669              INDX 2006-AR9 SETTLED 04/27/06         $216,000.00
 3001622889          2889         XXXXXX2889             669              INDX 2006-AR9 SETTLED 04/27/06         $560,710.00
 3001622897          2897         XXXXXX2897             669              INDX 2006-AR9 SETTLED 04/27/06         $616,258.99
 3001645351          5351         XXXXXX5351             669              INDX 2006-AR9 SETTLED 04/27/06         $123,199.99
 3001645559          5559         XXXXXX5559             669              INDX 2006-AR9 SETTLED 04/27/06         $178,368.82
 3001645617          5617         XXXXXX5617             669              INDX 2006-AR9 SETTLED 04/27/06         $572,000.00
 3001645914          5914         XXXXXX5914             669              INDX 2006-AR9 SETTLED 04/27/06         $388,000.00
 3001646029          6029         XXXXXX6029             669              INDX 2006-AR9 SETTLED 04/27/06         $640,231.31
 3001712326          2326         XXXXXX2326             669              INDX 2006-AR9 SETTLED 04/27/06         $323,994.64
 3001712425          2425         XXXXXX2425             669              INDX 2006-AR9 SETTLED 04/27/06         $368,013.20
 3001712482          2482         XXXXXX2482             669              INDX 2006-AR9 SETTLED 04/27/06         $694,400.00
 3001712540          2540         XXXXXX2540             669              INDX 2006-AR9 SETTLED 04/27/06         $428,478.30
 3001712615          2615         XXXXXX2615             669              INDX 2006-AR9 SETTLED 04/27/06         $344,747.83
 3001712789          2789         XXXXXX2789             669              INDX 2006-AR9 SETTLED 04/27/06         $650,000.00
 3001712847          2847         XXXXXX2847             669              INDX 2006-AR9 SETTLED 04/27/06         $329,390.49
 3001720428          0428         XXXXXX0428             669              INDX 2006-AR9 SETTLED 04/27/06         $388,000.00
 3001765555          5555         XXXXXX5555             669              INDX 2006-AR9 SETTLED 04/27/06         $145,588.82
 3001765571          5571         XXXXXX5571             669              INDX 2006-AR9 SETTLED 04/27/06         $151,000.00
 3001765613          5613         XXXXXX5613             669              INDX 2006-AR9 SETTLED 04/27/06            $0.00
 3001765829          5829         XXXXXX5829             669              INDX 2006-AR9 SETTLED 04/27/06         $220,000.00
 3001771009          1009         XXXXXX1009             669              INDX 2006-AR9 SETTLED 04/27/06         $430,000.00
 3001771017          1017         XXXXXX1017             669              INDX 2006-AR9 SETTLED 04/27/06         $419,996.77
 1007741240          1240         XXXXXX1240            6012               INDX 2006-FLX1 (DB) 09/28/06          $196,960.10
 1007755919          5919         XXXXXX5919            6012               INDX 2006-FLX1 (DB) 09/28/06          $419,737.32
 1007759655          9655         XXXXXX9655            6012               INDX 2006-FLX1 (DB) 09/28/06          $405,111.59
 1007760059          0059         XXXXXX0059            6012               INDX 2006-FLX1 (DB) 09/28/06          $201,964.30
 1007760141          0141         XXXXXX0141            6012               INDX 2006-FLX1 (DB) 09/28/06          $853,528.29
 1007778374          8374         XXXXXX8374            6012               INDX 2006-FLX1 (DB) 09/28/06          $190,353.98
 1007791831          1831         XXXXXX1831            6012               INDX 2006-FLX1 (DB) 09/28/06          $498,176.85
 1007804428          4428         XXXXXX4428            6012               INDX 2006-FLX1 (DB) 09/28/06          $466,977.85
 1007808882          8882         XXXXXX8882            6012               INDX 2006-FLX1 (DB) 09/28/06          $220,451.01
 1007817461          7461         XXXXXX7461            6012               INDX 2006-FLX1 (DB) 09/28/06          $287,832.72
 1007824301          4301         XXXXXX4301            6012               INDX 2006-FLX1 (DB) 09/28/06          $152,038.88
 1007826124          6124         XXXXXX6124            6012               INDX 2006-FLX1 (DB) 09/28/06          $234,466.08
 1007827940          7940         XXXXXX7940            6012               INDX 2006-FLX1 (DB) 09/28/06          $242,157.00
 1007838772          8772         XXXXXX8772            6012               INDX 2006-FLX1 (DB) 09/28/06          $267,290.45
 1007844630          4630         XXXXXX4630            6012               INDX 2006-FLX1 (DB) 09/28/06          $427,165.34
 1007850165          0165         XXXXXX0165            6012               INDX 2006-FLX1 (DB) 09/28/06          $339,289.74
 1007850561          0561         XXXXXX0561            6012               INDX 2006-FLX1 (DB) 09/28/06          $128,001.54
 1007856832          6832         XXXXXX6832            6012               INDX 2006-FLX1 (DB) 09/28/06          $291,083.18
 1007866294          6294         XXXXXX6294            6012               INDX 2006-FLX1 (DB) 09/28/06          $247,059.02
 1007866963          6963         XXXXXX6963            6012               INDX 2006-FLX1 (DB) 09/28/06          $199,000.20
 1007874132          4132         XXXXXX4132            6012               INDX 2006-FLX1 (DB) 09/28/06          $211,122.54
 1007892993          2993         XXXXXX2993            6012               INDX 2006-FLX1 (DB) 09/28/06          $177,645.35
 1007899717          9717         XXXXXX9717            6012               INDX 2006-FLX1 (DB) 09/28/06          $291,891.40
 1007903758          3758         XXXXXX3758            6012               INDX 2006-FLX1 (DB) 09/28/06          $185,763.57
 1007911967          1967         XXXXXX1967            6012               INDX 2006-FLX1 (DB) 09/28/06          $619,236.52
 1007912700          2700         XXXXXX2700            6012               INDX 2006-FLX1 (DB) 09/28/06          $271,463.53
 1007914417          4417         XXXXXX4417            6012               INDX 2006-FLX1 (DB) 09/28/06          $366,987.15
 1007933318          3318         XXXXXX3318            6012               INDX 2006-FLX1 (DB) 09/28/06          $276,850.36
 1007939208          9208         XXXXXX9208            6012               INDX 2006-FLX1 (DB) 09/28/06          $217,602.89
 1007940610          0610         XXXXXX0610            6012               INDX 2006-FLX1 (DB) 09/28/06          $567,810.53
 1007941808          1808         XXXXXX1808            6012               INDX 2006-FLX1 (DB) 09/28/06          $188,272.01
 1007944703          4703         XXXXXX4703            6012               INDX 2006-FLX1 (DB) 09/28/06          $608,553.60
 1007947524          7524         XXXXXX7524            6012               INDX 2006-FLX1 (DB) 09/28/06          $214,892.04
 1007948837          8837         XXXXXX8837            6012               INDX 2006-FLX1 (DB) 09/28/06          $423,183.62
 1007950221          0221         XXXXXX0221            6012               INDX 2006-FLX1 (DB) 09/28/06          $380,800.81
 1007950312          0312         XXXXXX0312            6012               INDX 2006-FLX1 (DB) 09/28/06          $362,055.19
 1007950981          0981         XXXXXX0981            6012               INDX 2006-FLX1 (DB) 09/28/06          $465,967.39
 1007975715          5715         XXXXXX5715            6012               INDX 2006-FLX1 (DB) 09/28/06          $564,565.25
 1007978206          8206         XXXXXX8206            6012               INDX 2006-FLX1 (DB) 09/28/06          $525,117.47
 1007982661          2661         XXXXXX2661            6012               INDX 2006-FLX1 (DB) 09/28/06          $224,051.74
 1007993569          3569         XXXXXX3569            6012               INDX 2006-FLX1 (DB) 09/28/06          $164,347.48
 1007995770          5770         XXXXXX5770            6012               INDX 2006-FLX1 (DB) 09/28/06          $426,000.65
 1007997685          7685         XXXXXX7685            6012               INDX 2006-FLX1 (DB) 09/28/06          $326,742.33
 1007998121          8121         XXXXXX8121            6012               INDX 2006-FLX1 (DB) 09/28/06          $209,236.45
 1008000331          0331         XXXXXX0331            6012               INDX 2006-FLX1 (DB) 09/28/06          $605,819.63
 1008004267          4267         XXXXXX4267            6012               INDX 2006-FLX1 (DB) 09/28/06          $460,897.46
 1008004861          4861         XXXXXX4861            6012               INDX 2006-FLX1 (DB) 09/28/06          $258,245.90
 1008008037          8037         XXXXXX8037            6012               INDX 2006-FLX1 (DB) 09/28/06          $329,012.93
 1008015974          5974         XXXXXX5974            6012               INDX 2006-FLX1 (DB) 09/28/06          $234,023.83
 1008019406          9406         XXXXXX9406            6012               INDX 2006-FLX1 (DB) 09/28/06          $453,900.75
 1008019877          9877         XXXXXX9877            6012               INDX 2006-FLX1 (DB) 09/28/06          $214,000.00
 1008025247          5247         XXXXXX5247            6012               INDX 2006-FLX1 (DB) 09/28/06          $505,335.90
 1008025767          5767         XXXXXX5767            6012               INDX 2006-FLX1 (DB) 09/28/06          $327,364.70
 1008026146          6146         XXXXXX6146            6012               INDX 2006-FLX1 (DB) 09/28/06          $392,699.40
 1008035428          5428         XXXXXX5428            6012               INDX 2006-FLX1 (DB) 09/28/06          $196,426.07
 1008039214          9214         XXXXXX9214            6012               INDX 2006-FLX1 (DB) 09/28/06          $357,088.12
 1008039321          9321         XXXXXX9321            6012               INDX 2006-FLX1 (DB) 09/28/06          $332,702.43
 1008044404          4404         XXXXXX4404            6012               INDX 2006-FLX1 (DB) 09/28/06          $300,741.45
 1008046201          6201         XXXXXX6201            6012               INDX 2006-FLX1 (DB) 09/28/06          $156,091.79
 1008046318          6318         XXXXXX6318            6012               INDX 2006-FLX1 (DB) 09/28/06         $1,177,781.43
 1008047266          7266         XXXXXX7266            6012               INDX 2006-FLX1 (DB) 09/28/06          $297,204.05
 1008056903          6903         XXXXXX6903            6012               INDX 2006-FLX1 (DB) 09/28/06          $442,825.63
 1008062562          2562         XXXXXX2562            6012               INDX 2006-FLX1 (DB) 09/28/06          $623,677.74
 1008062968          2968         XXXXXX2968            6012               INDX 2006-FLX1 (DB) 09/28/06          $165,495.14
 1008068551          8551         XXXXXX8551            6012               INDX 2006-FLX1 (DB) 09/28/06          $453,441.85
 1008069500          9500         XXXXXX9500            6012               INDX 2006-FLX1 (DB) 09/28/06          $505,511.66
 1008075309          5309         XXXXXX5309            6012               INDX 2006-FLX1 (DB) 09/28/06          $168,596.85
 1008077792          7792         XXXXXX7792            6012               INDX 2006-FLX1 (DB) 09/28/06          $440,592.37
 1008085308          5308         XXXXXX5308            6012               INDX 2006-FLX1 (DB) 09/28/06          $177,769.54
 1008086264          6264         XXXXXX6264            6012               INDX 2006-FLX1 (DB) 09/28/06          $198,928.58
 1008086470          6470         XXXXXX6470            6012               INDX 2006-FLX1 (DB) 09/28/06          $141,916.15
 1008087825          7825         XXXXXX7825            6012               INDX 2006-FLX1 (DB) 09/28/06          $250,407.54
 1008097956          7956         XXXXXX7956            6012               INDX 2006-FLX1 (DB) 09/28/06          $203,960.97
 1008099267          9267         XXXXXX9267            6012               INDX 2006-FLX1 (DB) 09/28/06          $397,616.13
 1008112524          2524         XXXXXX2524            6012               INDX 2006-FLX1 (DB) 09/28/06          $323,017.05
 1008118224          8224         XXXXXX8224            6012               INDX 2006-FLX1 (DB) 09/28/06          $221,227.28
 1008122176          2176         XXXXXX2176            6012               INDX 2006-FLX1 (DB) 09/28/06         $1,285,950.10
 1008123455          3455         XXXXXX3455            6012               INDX 2006-FLX1 (DB) 09/28/06          $151,001.99
 1008130872          0872         XXXXXX0872            6012               INDX 2006-FLX1 (DB) 09/28/06          $148,094.69
 1008132753          2753         XXXXXX2753            6012               INDX 2006-FLX1 (DB) 09/28/06          $281,826.03
 1008135616          5616         XXXXXX5616            6012               INDX 2006-FLX1 (DB) 09/28/06          $438,794.70
 1008136119          6119         XXXXXX6119            6012               INDX 2006-FLX1 (DB) 09/28/06          $459,340.57
 1008153130          3130         XXXXXX3130            6012               INDX 2006-FLX1 (DB) 09/28/06          $351,662.88
 1008164871          4871         XXXXXX4871            6012               INDX 2006-FLX1 (DB) 09/28/06          $629,939.75
 1008166918          6918         XXXXXX6918            6012               INDX 2006-FLX1 (DB) 09/28/06          $163,873.22
 1008167403          7403         XXXXXX7403            6012               INDX 2006-FLX1 (DB) 09/28/06          $259,042.01
 1008173690          3690         XXXXXX3690            6012               INDX 2006-FLX1 (DB) 09/28/06          $165,690.15
 1008173732          3732         XXXXXX3732            6012               INDX 2006-FLX1 (DB) 09/28/06          $186,878.43
 1008176032          6032         XXXXXX6032            6012               INDX 2006-FLX1 (DB) 09/28/06          $137,291.72
 1008176396          6396         XXXXXX6396            6012               INDX 2006-FLX1 (DB) 09/28/06          $231,748.72
 1008177493          7493         XXXXXX7493            6012               INDX 2006-FLX1 (DB) 09/28/06          $349,189.24
 1008177956          7956         XXXXXX7956            6012               INDX 2006-FLX1 (DB) 09/28/06          $401,130.40
 1008182758          2758         XXXXXX2758            6012               INDX 2006-FLX1 (DB) 09/28/06          $312,314.74
 1008183707          3707         XXXXXX3707            6012               INDX 2006-FLX1 (DB) 09/28/06          $310,627.09
 1008200196          0196         XXXXXX0196            6012               INDX 2006-FLX1 (DB) 09/28/06          $604,561.86
 1008204677          4677         XXXXXX4677            6012               INDX 2006-FLX1 (DB) 09/28/06          $271,409.45
 1008219675          9675         XXXXXX9675            6012               INDX 2006-FLX1 (DB) 09/28/06          $214,844.43
 1008221960          1960         XXXXXX1960            6012               INDX 2006-FLX1 (DB) 09/28/06          $705,353.97
 1008235630          5630         XXXXXX5630            6012               INDX 2006-FLX1 (DB) 09/28/06          $436,377.32
 1008236570          6570         XXXXXX6570            6012               INDX 2006-FLX1 (DB) 09/28/06          $406,648.03
 1008238089          8089         XXXXXX8089            6012               INDX 2006-FLX1 (DB) 09/28/06          $266,738.70
 1008245704          5704         XXXXXX5704            6012               INDX 2006-FLX1 (DB) 09/28/06          $309,907.49
 1008247056          7056         XXXXXX7056            6012               INDX 2006-FLX1 (DB) 09/28/06          $252,494.05
 1008251504          1504         XXXXXX1504            6012               INDX 2006-FLX1 (DB) 09/28/06          $636,894.60
 1008259135          9135         XXXXXX9135            6012               INDX 2006-FLX1 (DB) 09/28/06          $240,520.18
 1008266544          6544         XXXXXX6544            6012               INDX 2006-FLX1 (DB) 09/28/06          $197,028.89
 1008267765          7765         XXXXXX7765            6012               INDX 2006-FLX1 (DB) 09/28/06          $179,414.31
 1008269258          9258         XXXXXX9258            6012               INDX 2006-FLX1 (DB) 09/28/06          $377,899.70
 1008289892          9892         XXXXXX9892            6012               INDX 2006-FLX1 (DB) 09/28/06          $645,764.55
 1008297333          7333         XXXXXX7333            6012               INDX 2006-FLX1 (DB) 09/28/06          $401,524.66
 1008303800          3800         XXXXXX3800            6012               INDX 2006-FLX1 (DB) 09/28/06          $341,006.93
 1008305771          5771         XXXXXX5771            6012               INDX 2006-FLX1 (DB) 09/28/06          $199,500.50
 1008307124          7124         XXXXXX7124            6012               INDX 2006-FLX1 (DB) 09/28/06          $256,406.44
 1008316737          6737         XXXXXX6737            6012               INDX 2006-FLX1 (DB) 09/28/06          $464,463.37
 1008320077          0077         XXXXXX0077            6012               INDX 2006-FLX1 (DB) 09/28/06          $357,820.71
 1008336966          6966         XXXXXX6966            6012               INDX 2006-FLX1 (DB) 09/28/06          $150,384.22
 1008337881          7881         XXXXXX7881            6012               INDX 2006-FLX1 (DB) 09/28/06          $270,000.00
 1008342535          2535         XXXXXX2535            6012               INDX 2006-FLX1 (DB) 09/28/06          $278,397.46
 1008347781          7781         XXXXXX7781            6012               INDX 2006-FLX1 (DB) 09/28/06          $256,714.02
 1008383109          3109         XXXXXX3109            6012               INDX 2006-FLX1 (DB) 09/28/06          $400,644.78
 1005678782          8782         XXXXXX8782             651                ITF INABS 2006-A 02-09-06            $143,500.00
 1006036501          6501         XXXXXX6501             651                ITF INABS 2006-A 02-09-06            $301,206.76
 1006065245          5245         XXXXXX5245             651                ITF INABS 2006-A 02-09-06            $325,472.59
 1006072183          2183         XXXXXX2183             651                ITF INABS 2006-A 02-09-06            $564,723.97
 1006079196          9196         XXXXXX9196             651                ITF INABS 2006-A 02-09-06            $221,831.98
 1006111478          1478         XXXXXX1478             651                ITF INABS 2006-A 02-09-06               $0.00
 1006116378          6378         XXXXXX6378             651                ITF INABS 2006-A 02-09-06            $448,600.00
 1006117293          7293         XXXXXX7293             651                ITF INABS 2006-A 02-09-06            $123,200.00
 1006119406          9406         XXXXXX9406             651                ITF INABS 2006-A 02-09-06            $211,511.48
 1006124315          4315         XXXXXX4315             651                ITF INABS 2006-A 02-09-06            $196,000.00
 1006139289          9289         XXXXXX9289             651                ITF INABS 2006-A 02-09-06            $173,600.00
 1006143489          3489         XXXXXX3489             651                ITF INABS 2006-A 02-09-06            $494,000.00
 1006146169          6169         XXXXXX6169             651                ITF INABS 2006-A 02-09-06             $97,600.00
 1006146888          6888         XXXXXX6888             651                ITF INABS 2006-A 02-09-06            $330,850.00
 1006154841          4841         XXXXXX4841             651                ITF INABS 2006-A 02-09-06            $208,800.00
 1006164535          4535         XXXXXX4535             651                ITF INABS 2006-A 02-09-06            $111,425.40
 1006164774          4774         XXXXXX4774             651                ITF INABS 2006-A 02-09-06               $0.00
 1006166647          6647         XXXXXX6647             651                ITF INABS 2006-A 02-09-06            $152,259.25
 1006169625          9625         XXXXXX9625             651                ITF INABS 2006-A 02-09-06            $111,283.83
 1006172264          2264         XXXXXX2264             651                ITF INABS 2006-A 02-09-06             $75,838.99
 1006178337          8337         XXXXXX8337             651                ITF INABS 2006-A 02-09-06            $181,500.00
 1006181588          1588         XXXXXX1588             651                ITF INABS 2006-A 02-09-06            $200,165.38
 1006197154          7154         XXXXXX7154             651                ITF INABS 2006-A 02-09-06             $53,509.71
 1006210619          0619         XXXXXX0619             651                ITF INABS 2006-A 02-09-06             $41,718.29
 1006216871          6871         XXXXXX6871             651                ITF INABS 2006-A 02-09-06            $583,748.10
 1006258329          8329         XXXXXX8329             651                ITF INABS 2006-A 02-09-06            $170,400.00
 1006279341          9341         XXXXXX9341             651                ITF INABS 2006-A 02-09-06            $151,230.99
 1006284085          4085         XXXXXX4085             651                ITF INABS 2006-A 02-09-06               $0.00
 1006286775          6775         XXXXXX6775             651                ITF INABS 2006-A 02-09-06            $375,000.00
 1006290538          0538         XXXXXX0538             651                ITF INABS 2006-A 02-09-06             $39,334.44
 1006293532          3532         XXXXXX3532             651                ITF INABS 2006-A 02-09-06            $289,706.15
 1006305039          5039         XXXXXX5039             651                ITF INABS 2006-A 02-09-06            $362,800.00
 1006312712          2712         XXXXXX2712             651                ITF INABS 2006-A 02-09-06            $436,905.00
 1006318230          8230         XXXXXX8230             651                ITF INABS 2006-A 02-09-06             $57,113.38
 1006321184          1184         XXXXXX1184             651                ITF INABS 2006-A 02-09-06            $227,920.00
 1006327355          7355         XXXXXX7355             651                ITF INABS 2006-A 02-09-06            $139,198.15
 1006330490          0490         XXXXXX0490             651                ITF INABS 2006-A 02-09-06             $67,579.93
 1006332819          2819         XXXXXX2819             651                ITF INABS 2006-A 02-09-06            $178,277.09
 1006332884          2884         XXXXXX2884             651                ITF INABS 2006-A 02-09-06            $216,000.00
 1006332983          2983         XXXXXX2983             651                ITF INABS 2006-A 02-09-06            $288,150.00
 1006333262          3262         XXXXXX3262             651                ITF INABS 2006-A 02-09-06            $499,950.00
 1006333825          3825         XXXXXX3825             651                ITF INABS 2006-A 02-09-06            $178,347.04
 1006334039          4039         XXXXXX4039             651                ITF INABS 2006-A 02-09-06               $0.00
 1006336265          6265         XXXXXX6265             651                ITF INABS 2006-A 02-09-06            $200,000.00
 1006339848          9848         XXXXXX9848             651                ITF INABS 2006-A 02-09-06            $382,500.00
 1006340655          0655         XXXXXX0655             651                ITF INABS 2006-A 02-09-06            $276,000.00
 1006340721          0721         XXXXXX0721             651                ITF INABS 2006-A 02-09-06               $0.00
 1006340796          0796         XXXXXX0796             651                ITF INABS 2006-A 02-09-06            $292,857.16
 1006349409          9409         XXXXXX9409             651                ITF INABS 2006-A 02-09-06            $348,000.00
 1006351140          1140         XXXXXX1140             651                ITF INABS 2006-A 02-09-06             $19,871.74
 1006353633          3633         XXXXXX3633             651                ITF INABS 2006-A 02-09-06             $23,853.96
 1006357329          7329         XXXXXX7329             651                ITF INABS 2006-A 02-09-06            $111,200.00
 1006364473          4473         XXXXXX4473             651                ITF INABS 2006-A 02-09-06               $0.00
 1006368607          8607         XXXXXX8607             651                ITF INABS 2006-A 02-09-06            $259,919.28
 1006372534          2534         XXXXXX2534             651                ITF INABS 2006-A 02-09-06            $488,568.32
 1006375586          5586         XXXXXX5586             651                ITF INABS 2006-A 02-09-06            $300,000.00
 1006379034          9034         XXXXXX9034             651                ITF INABS 2006-A 02-09-06            $116,800.00
 1006379679          9679         XXXXXX9679             651                ITF INABS 2006-A 02-09-06             $24,488.21
 1006380560          0560         XXXXXX0560             651                ITF INABS 2006-A 02-09-06            $224,948.12
 1006383564          3564         XXXXXX3564             651                ITF INABS 2006-A 02-09-06            $272,000.00
 1006384588          4588         XXXXXX4588             651                ITF INABS 2006-A 02-09-06            $336,000.00
 1006386666          6666         XXXXXX6666             651                ITF INABS 2006-A 02-09-06               $0.00
 1006392755          2755         XXXXXX2755             651                ITF INABS 2006-A 02-09-06            $210,343.38
 1006394207          4207         XXXXXX4207             651                ITF INABS 2006-A 02-09-06            $168,000.00
 1006399479          9479         XXXXXX9479             651                ITF INABS 2006-A 02-09-06            $188,000.00
 1006400301          0301         XXXXXX0301             651                ITF INABS 2006-A 02-09-06            $112,000.00
 1006401085          1085         XXXXXX1085             651                ITF INABS 2006-A 02-09-06            $118,720.00
 1006404048          4048         XXXXXX4048             651                ITF INABS 2006-A 02-09-06            $210,991.59
 1006404212          4212         XXXXXX4212             651                ITF INABS 2006-A 02-09-06            $181,550.96
 1006406951          6951         XXXXXX6951             651                ITF INABS 2006-A 02-09-06            $304,500.00
 1006406993          6993         XXXXXX6993             651                ITF INABS 2006-A 02-09-06            $196,000.00
 1006410052          0052         XXXXXX0052             651                ITF INABS 2006-A 02-09-06            $144,356.93
 1006410730          0730         XXXXXX0730             651                ITF INABS 2006-A 02-09-06            $117,202.16
 1006421067          1067         XXXXXX1067             651                ITF INABS 2006-A 02-09-06            $233,600.00
 1006422354          2354         XXXXXX2354             651                ITF INABS 2006-A 02-09-06            $249,449.00
 1006422669          2669         XXXXXX2669             651                ITF INABS 2006-A 02-09-06            $189,983.53
 1006424020          4020         XXXXXX4020             651                ITF INABS 2006-A 02-09-06            $241,605.88
 1006428435          8435         XXXXXX8435             651                ITF INABS 2006-A 02-09-06             $98,000.00
 1006431694          1694         XXXXXX1694             651                ITF INABS 2006-A 02-09-06            $183,881.54
 1006432783          2783         XXXXXX2783             651                ITF INABS 2006-A 02-09-06            $164,000.00
 1006435638          5638         XXXXXX5638             651                ITF INABS 2006-A 02-09-06            $279,995.00
 1006437535          7535         XXXXXX7535             651                ITF INABS 2006-A 02-09-06            $290,055.53
 1006437964          7964         XXXXXX7964             651                ITF INABS 2006-A 02-09-06            $145,600.00
 1006438145          8145         XXXXXX8145             651                ITF INABS 2006-A 02-09-06            $236,000.00
 1006440307          0307         XXXXXX0307             651                ITF INABS 2006-A 02-09-06            $195,195.02
 1006445280          5280         XXXXXX5280             651                ITF INABS 2006-A 02-09-06             $80,750.00
 1006447609          7609         XXXXXX7609             651                ITF INABS 2006-A 02-09-06            $247,987.00
 1006448094          8094         XXXXXX8094             651                ITF INABS 2006-A 02-09-06            $240,000.00
 1006448995          8995         XXXXXX8995             651                ITF INABS 2006-A 02-09-06            $250,486.34
 1006449894          9894         XXXXXX9894             651                ITF INABS 2006-A 02-09-06            $229,500.00
 1006452278          2278         XXXXXX2278             651                ITF INABS 2006-A 02-09-06            $313,500.00
 1006452369          2369         XXXXXX2369             651                ITF INABS 2006-A 02-09-06            $342,000.00
 1006455255          5255         XXXXXX5255             651                ITF INABS 2006-A 02-09-06            $396,800.00
 1006458507          8507         XXXXXX8507             651                ITF INABS 2006-A 02-09-06            $152,072.90
 1006460966          0966         XXXXXX0966             651                ITF INABS 2006-A 02-09-06             $66,500.00
 1006461527          1527         XXXXXX1527             651                ITF INABS 2006-A 02-09-06            $140,800.00
 1006461725          1725         XXXXXX1725             651                ITF INABS 2006-A 02-09-06            $292,433.66
 1006465338          5338         XXXXXX5338             651                ITF INABS 2006-A 02-09-06            $646,206.77
 1006467581          7581         XXXXXX7581             651                ITF INABS 2006-A 02-09-06            $141,487.39
 1006468191          8191         XXXXXX8191             651                ITF INABS 2006-A 02-09-06            $154,396.42
 1006471278          1278         XXXXXX1278             651                ITF INABS 2006-A 02-09-06               $0.00
 1006472383          2383         XXXXXX2383             651                ITF INABS 2006-A 02-09-06             $38,380.47
 1006473662          3662         XXXXXX3662             651                ITF INABS 2006-A 02-09-06            $247,277.09
 1006474892          4892         XXXXXX4892             651                ITF INABS 2006-A 02-09-06            $287,938.82
 1006475659          5659         XXXXXX5659             651                ITF INABS 2006-A 02-09-06             $84,941.87
 1006478430          8430         XXXXXX8430             651                ITF INABS 2006-A 02-09-06               $0.00
 1006485328          5328         XXXXXX5328             651                ITF INABS 2006-A 02-09-06            $207,876.66
 1006486565          6565         XXXXXX6565             651                ITF INABS 2006-A 02-09-06            $138,209.57
 1006489296          9296         XXXXXX9296             651                ITF INABS 2006-A 02-09-06            $228,500.00
 1006490104          0104         XXXXXX0104             651                ITF INABS 2006-A 02-09-06            $146,000.00
 1006491003          1003         XXXXXX1003             651                ITF INABS 2006-A 02-09-06            $339,920.00
 1006491623          1623         XXXXXX1623             651                ITF INABS 2006-A 02-09-06             $98,112.01
 1006491821          1821         XXXXXX1821             651                ITF INABS 2006-A 02-09-06            $124,800.00
 1006493280          3280         XXXXXX3280             651                ITF INABS 2006-A 02-09-06            $405,000.00
 1006493868          3868         XXXXXX3868             651                ITF INABS 2006-A 02-09-06            $167,902.90
 1006494478          4478         XXXXXX4478             651                ITF INABS 2006-A 02-09-06             $67,500.00
 1006495335          5335         XXXXXX5335             651                ITF INABS 2006-A 02-09-06            $349,192.00
 1006498289          8289         XXXXXX8289             651                ITF INABS 2006-A 02-09-06            $161,649.93
 1006498347          8347         XXXXXX8347             651                ITF INABS 2006-A 02-09-06            $292,000.00
 1006498735          8735         XXXXXX8735             651                ITF INABS 2006-A 02-09-06               $0.00
 1006499048          9048         XXXXXX9048             651                ITF INABS 2006-A 02-09-06             $29,634.20
 1006507584          7584         XXXXXX7584             651                ITF INABS 2006-A 02-09-06            $184,000.00
 1006509317          9317         XXXXXX9317             651                ITF INABS 2006-A 02-09-06            $195,925.00
 1006511552          1552         XXXXXX1552             651                ITF INABS 2006-A 02-09-06            $315,000.00
 1006511784          1784         XXXXXX1784             651                ITF INABS 2006-A 02-09-06            $187,840.13
 1006514812          4812         XXXXXX4812             651                ITF INABS 2006-A 02-09-06             $22,332.00
 1006515496          5496         XXXXXX5496             651                ITF INABS 2006-A 02-09-06            $173,733.69
 1006516171          6171         XXXXXX6171             651                ITF INABS 2006-A 02-09-06            $120,800.00
 1006518425          8425         XXXXXX8425             651                ITF INABS 2006-A 02-09-06            $107,599.98
 1006519217          9217         XXXXXX9217             651                ITF INABS 2006-A 02-09-06            $328,000.00
 1006519886          9886         XXXXXX9886             651                ITF INABS 2006-A 02-09-06            $377,600.00
 1006521072          1072         XXXXXX1072             651                ITF INABS 2006-A 02-09-06            $201,070.29
 1006521726          1726         XXXXXX1726             651                ITF INABS 2006-A 02-09-06            $209,052.06
 1006525495          5495         XXXXXX5495             651                ITF INABS 2006-A 02-09-06            $277,993.78
 1006525966          5966         XXXXXX5966             651                ITF INABS 2006-A 02-09-06            $167,963.86
 1006527228          7228         XXXXXX7228             651                ITF INABS 2006-A 02-09-06            $360,000.00
 1006532939          2939         XXXXXX2939             651                ITF INABS 2006-A 02-09-06               $0.00
 1006535247          5247         XXXXXX5247             651                ITF INABS 2006-A 02-09-06            $463,300.00
 1006536062          6062         XXXXXX6062             651                ITF INABS 2006-A 02-09-06            $200,000.00
 1006537607          7607         XXXXXX7607             651                ITF INABS 2006-A 02-09-06            $153,110.72
 1006541468          1468         XXXXXX1468             651                ITF INABS 2006-A 02-09-06            $192,000.00
 1006542045          2045         XXXXXX2045             651                ITF INABS 2006-A 02-09-06            $111,519.51
 1006542656          2656         XXXXXX2656             651                ITF INABS 2006-A 02-09-06            $178,503.92
 1006545683          5683         XXXXXX5683             651                ITF INABS 2006-A 02-09-06            $107,133.04
 1006546285          6285         XXXXXX6285             651                ITF INABS 2006-A 02-09-06             $54,787.19
 1006549909          9909         XXXXXX9909             651                ITF INABS 2006-A 02-09-06            $230,000.00
 1006570426          0426         XXXXXX0426             651                ITF INABS 2006-A 02-09-06            $115,761.96
 1006572315          2315         XXXXXX2315             651                ITF INABS 2006-A 02-09-06            $344,250.00
 1006572836          2836         XXXXXX2836             651                ITF INABS 2006-A 02-09-06            $196,000.00
 1006574865          4865         XXXXXX4865             651                ITF INABS 2006-A 02-09-06            $167,161.73
 1006575219          5219         XXXXXX5219             651                ITF INABS 2006-A 02-09-06             $60,777.37
 1006576332          6332         XXXXXX6332             651                ITF INABS 2006-A 02-09-06            $154,441.61
 1006577983          7983         XXXXXX7983             651                ITF INABS 2006-A 02-09-06            $337,327.92
 1006578734          8734         XXXXXX8734             651                ITF INABS 2006-A 02-09-06            $158,400.00
 1006580367          0367         XXXXXX0367             651                ITF INABS 2006-A 02-09-06            $451,782.09
 1006583585          3585         XXXXXX3585             651                ITF INABS 2006-A 02-09-06            $164,000.00
 1006584070          4070         XXXXXX4070             651                ITF INABS 2006-A 02-09-06            $165,596.33
 1006587438          7438         XXXXXX7438             651                ITF INABS 2006-A 02-09-06             $77,400.70
 1006589095          9095         XXXXXX9095             651                ITF INABS 2006-A 02-09-06            $228,980.00
 1006589517          9517         XXXXXX9517             651                ITF INABS 2006-A 02-09-06            $271,919.76
 1006591554          1554         XXXXXX1554             651                ITF INABS 2006-A 02-09-06            $251,977.83
 1006591851          1851         XXXXXX1851             651                ITF INABS 2006-A 02-09-06            $112,000.00
 1006592735          2735         XXXXXX2735             651                ITF INABS 2006-A 02-09-06            $124,315.35
 1006593758          3758         XXXXXX3758             651                ITF INABS 2006-A 02-09-06            $382,490.69
 1006596116          6116         XXXXXX6116             651                ITF INABS 2006-A 02-09-06            $296,000.00
 1006596561          6561         XXXXXX6561             651                ITF INABS 2006-A 02-09-06            $452,000.00
 1006604993          4993         XXXXXX4993             651                ITF INABS 2006-A 02-09-06            $359,200.00
 1006605347          5347         XXXXXX5347             651                ITF INABS 2006-A 02-09-06            $300,000.00
 1006608945          8945         XXXXXX8945             651                ITF INABS 2006-A 02-09-06            $300,000.00
 1006609141          9141         XXXXXX9141             651                ITF INABS 2006-A 02-09-06            $141,240.34
 1006609307          9307         XXXXXX9307             651                ITF INABS 2006-A 02-09-06            $223,981.23
 1006609604          9604         XXXXXX9604             651                ITF INABS 2006-A 02-09-06             $87,000.00
 1006611642          1642         XXXXXX1642             651                ITF INABS 2006-A 02-09-06            $267,906.48
 1006613101          3101         XXXXXX3101             651                ITF INABS 2006-A 02-09-06            $231,920.00
 1006616799          6799         XXXXXX6799             651                ITF INABS 2006-A 02-09-06            $260,800.00
 1006618787          8787         XXXXXX8787             651                ITF INABS 2006-A 02-09-06            $183,430.14
 1006618860          8860         XXXXXX8860             651                ITF INABS 2006-A 02-09-06               $0.00
 1006619405          9405         XXXXXX9405             651                ITF INABS 2006-A 02-09-06            $131,189.00
 1006619553          9553         XXXXXX9553             651                ITF INABS 2006-A 02-09-06            $120,363.15
 1006626079          6079         XXXXXX6079             651                ITF INABS 2006-A 02-09-06            $229,600.00
 1006626921          6921         XXXXXX6921             651                ITF INABS 2006-A 02-09-06            $320,000.00
 1006627374          7374         XXXXXX7374             651                ITF INABS 2006-A 02-09-06            $309,520.00
 1006627887          7887         XXXXXX7887             651                ITF INABS 2006-A 02-09-06            $135,883.12
 1006628653          8653         XXXXXX8653             651                ITF INABS 2006-A 02-09-06            $419,383.94
 1006629149          9149         XXXXXX9149             651                ITF INABS 2006-A 02-09-06            $249,087.42
 1006630832          0832         XXXXXX0832             651                ITF INABS 2006-A 02-09-06             $54,669.39
 1006632283          2283         XXXXXX2283             651                ITF INABS 2006-A 02-09-06            $275,485.11
 1006632333          2333         XXXXXX2333             651                ITF INABS 2006-A 02-09-06            $243,186.88
 1006633810          3810         XXXXXX3810             651                ITF INABS 2006-A 02-09-06            $295,350.41
 1006634560          4560         XXXXXX4560             651                ITF INABS 2006-A 02-09-06            $315,000.00
 1006635948          5948         XXXXXX5948             651                ITF INABS 2006-A 02-09-06            $360,000.00
 1006636060          6060         XXXXXX6060             651                ITF INABS 2006-A 02-09-06            $686,002.98
 1006637902          7902         XXXXXX7902             651                ITF INABS 2006-A 02-09-06            $171,700.00
 1006639221          9221         XXXXXX9221             651                ITF INABS 2006-A 02-09-06            $369,600.00
 1006640047          0047         XXXXXX0047             651                ITF INABS 2006-A 02-09-06               $0.00
 1006640237          0237         XXXXXX0237             651                ITF INABS 2006-A 02-09-06             $80,878.22
 1006641193          1193         XXXXXX1193             651                ITF INABS 2006-A 02-09-06            $330,983.50
 1006643603          3603         XXXXXX3603             651                ITF INABS 2006-A 02-09-06               $0.00
 1006644601          4601         XXXXXX4601             651                ITF INABS 2006-A 02-09-06             $83,234.09
 1006645905          5905         XXXXXX5905             651                ITF INABS 2006-A 02-09-06            $275,998.20
 1006646002          6002         XXXXXX6002             651                ITF INABS 2006-A 02-09-06            $344,000.00
 1006647174          7174         XXXXXX7174             651                ITF INABS 2006-A 02-09-06               $0.00
 1006647695          7695         XXXXXX7695             651                ITF INABS 2006-A 02-09-06            $187,757.04
 1006649600          9600         XXXXXX9600             651                ITF INABS 2006-A 02-09-06             $84,498.99
 1006649931          9931         XXXXXX9931             651                ITF INABS 2006-A 02-09-06            $203,996.36
 1006652810          2810         XXXXXX2810             651                ITF INABS 2006-A 02-09-06            $150,000.00
 1006653859          3859         XXXXXX3859             651                ITF INABS 2006-A 02-09-06             $67,770.48
 1006656308          6308         XXXXXX6308             651                ITF INABS 2006-A 02-09-06            $143,920.00
 1006656365          6365         XXXXXX6365             651                ITF INABS 2006-A 02-09-06            $151,949.79
 1006656571          6571         XXXXXX6571             651                ITF INABS 2006-A 02-09-06            $336,709.28
 1006656704          6704         XXXXXX6704             651                ITF INABS 2006-A 02-09-06            $356,000.00
 1006658981          8981         XXXXXX8981             651                ITF INABS 2006-A 02-09-06            $261,000.00
 1006659492          9492         XXXXXX9492             651                ITF INABS 2006-A 02-09-06            $199,920.00
 1006661761          1761         XXXXXX1761             651                ITF INABS 2006-A 02-09-06            $256,500.00
 1006665556          5556         XXXXXX5556             651                ITF INABS 2006-A 02-09-06            $155,000.00
 1006666364          6364         XXXXXX6364             651                ITF INABS 2006-A 02-09-06            $108,378.11
 1006667339          7339         XXXXXX7339             651                ITF INABS 2006-A 02-09-06            $400,000.00
 1006667644          7644         XXXXXX7644             651                ITF INABS 2006-A 02-09-06            $201,938.00
 1006669632          9632         XXXXXX9632             651                ITF INABS 2006-A 02-09-06            $187,000.00
 1006670358          0358         XXXXXX0358             651                ITF INABS 2006-A 02-09-06            $114,820.00
 1006671620          1620         XXXXXX1620             651                ITF INABS 2006-A 02-09-06            $172,668.00
 1006673113          3113         XXXXXX3113             651                ITF INABS 2006-A 02-09-06            $194,650.00
 1006676751          6751         XXXXXX6751             651                ITF INABS 2006-A 02-09-06            $170,425.36
 1006678658          8658         XXXXXX8658             651                ITF INABS 2006-A 02-09-06            $356,000.00
 1006679136          9136         XXXXXX9136             651                ITF INABS 2006-A 02-09-06               $0.00
 1006683047          3047         XXXXXX3047             651                ITF INABS 2006-A 02-09-06            $381,103.53
 1006683898          3898         XXXXXX3898             651                ITF INABS 2006-A 02-09-06            $352,000.00
 1006684599          4599         XXXXXX4599             651                ITF INABS 2006-A 02-09-06            $210,000.00
 1006684839          4839         XXXXXX4839             651                ITF INABS 2006-A 02-09-06            $134,018.78
 1006685695          5695         XXXXXX5695             651                ITF INABS 2006-A 02-09-06             $89,826.31
 1006686446          6446         XXXXXX6446             651                ITF INABS 2006-A 02-09-06            $221,832.06
 1006686529          6529         XXXXXX6529             651                ITF INABS 2006-A 02-09-06            $126,440.00
 1006692014          2014         XXXXXX2014             651                ITF INABS 2006-A 02-09-06             $80,768.52
 1006692956          2956         XXXXXX2956             651                ITF INABS 2006-A 02-09-06            $311,200.00
 1006696718          6718         XXXXXX6718             651                ITF INABS 2006-A 02-09-06            $180,745.62
 1006697005          7005         XXXXXX7005             651                ITF INABS 2006-A 02-09-06            $158,315.39
 1006702458          2458         XXXXXX2458             651                ITF INABS 2006-A 02-09-06            $388,000.00
 1006703662          3662         XXXXXX3662             651                ITF INABS 2006-A 02-09-06            $326,160.00
 1006703761          3761         XXXXXX3761             651                ITF INABS 2006-A 02-09-06            $271,993.12
 1006704066          4066         XXXXXX4066             651                ITF INABS 2006-A 02-09-06            $337,342.30
 1006704595          4595         XXXXXX4595             651                ITF INABS 2006-A 02-09-06            $291,677.29
 1006706905          6905         XXXXXX6905             651                ITF INABS 2006-A 02-09-06            $323,936.63
 1006707507          7507         XXXXXX7507             651                ITF INABS 2006-A 02-09-06            $286,398.76
 1006708836          8836         XXXXXX8836             651                ITF INABS 2006-A 02-09-06            $185,600.00
 1006709875          9875         XXXXXX9875             651                ITF INABS 2006-A 02-09-06            $236,800.00
 1006711624          1624         XXXXXX1624             651                ITF INABS 2006-A 02-09-06             $50,722.19
 1006711962          1962         XXXXXX1962             651                ITF INABS 2006-A 02-09-06               $0.00
 1006714396          4396         XXXXXX4396             651                ITF INABS 2006-A 02-09-06            $215,675.98
 1006714891          4891         XXXXXX4891             651                ITF INABS 2006-A 02-09-06            $335,749.10
 1006715450          5450         XXXXXX5450             651                ITF INABS 2006-A 02-09-06            $436,000.00
 1006715559          5559         XXXXXX5559             651                ITF INABS 2006-A 02-09-06            $126,400.00
 1006716771          6771         XXXXXX6771             651                ITF INABS 2006-A 02-09-06            $247,000.00
 1006723272          3272         XXXXXX3272             651                ITF INABS 2006-A 02-09-06            $288,400.00
 1006724387          4387         XXXXXX4387             651                ITF INABS 2006-A 02-09-06            $187,959.46
 1006725251          5251         XXXXXX5251             651                ITF INABS 2006-A 02-09-06            $246,059.80
 1006727190          7190         XXXXXX7190             651                ITF INABS 2006-A 02-09-06            $196,000.00
 1006727257          7257         XXXXXX7257             651                ITF INABS 2006-A 02-09-06            $103,920.00
 1006728800          8800         XXXXXX8800             651                ITF INABS 2006-A 02-09-06            $146,492.28
 1006729170          9170         XXXXXX9170             651                ITF INABS 2006-A 02-09-06            $117,382.93
 1006729899          9899         XXXXXX9899             651                ITF INABS 2006-A 02-09-06            $224,892.44
 1006730087          0087         XXXXXX0087             651                ITF INABS 2006-A 02-09-06             $78,680.05
 1006730160          0160         XXXXXX0160             651                ITF INABS 2006-A 02-09-06             $87,750.70
 1006730285          0285         XXXXXX0285             651                ITF INABS 2006-A 02-09-06               $0.00
 1006730335          0335         XXXXXX0335             651                ITF INABS 2006-A 02-09-06            $267,923.19
 1006730525          0525         XXXXXX0525             651                ITF INABS 2006-A 02-09-06            $106,860.56
 1006730582          0582         XXXXXX0582             651                ITF INABS 2006-A 02-09-06            $142,047.58
 1006730863          0863         XXXXXX0863             651                ITF INABS 2006-A 02-09-06            $200,340.80
 1006731705          1705         XXXXXX1705             651                ITF INABS 2006-A 02-09-06            $498,639.04
 1006731986          1986         XXXXXX1986             651                ITF INABS 2006-A 02-09-06            $209,500.00
 1006732067          2067         XXXXXX2067             651                ITF INABS 2006-A 02-09-06            $156,368.24
 1006732083          2083         XXXXXX2083             651                ITF INABS 2006-A 02-09-06            $402,958.98
 1006732281          2281         XXXXXX2281             651                ITF INABS 2006-A 02-09-06             $41,727.76
 1006733800          3800         XXXXXX3800             651                ITF INABS 2006-A 02-09-06            $212,605.26
 1006733883          3883         XXXXXX3883             651                ITF INABS 2006-A 02-09-06            $163,561.16
 1006734170          4170         XXXXXX4170             651                ITF INABS 2006-A 02-09-06            $232,673.52
 1006734428          4428         XXXXXX4428             651                ITF INABS 2006-A 02-09-06            $151,829.48
 1006735417          5417         XXXXXX5417             651                ITF INABS 2006-A 02-09-06            $147,946.29
 1006735623          5623         XXXXXX5623             651                ITF INABS 2006-A 02-09-06            $168,000.00
 1006736118          6118         XXXXXX6118             651                ITF INABS 2006-A 02-09-06            $139,956.70
 1006736472          6472         XXXXXX6472             651                ITF INABS 2006-A 02-09-06            $187,358.33
 1006736746          6746         XXXXXX6746             651                ITF INABS 2006-A 02-09-06             $59,199.80
 1006737199          7199         XXXXXX7199             651                ITF INABS 2006-A 02-09-06             $78,400.00
 1006737314          7314         XXXXXX7314             651                ITF INABS 2006-A 02-09-06            $211,524.68
 1006737322          7322         XXXXXX7322             651                ITF INABS 2006-A 02-09-06               $0.00
 1006738346          8346         XXXXXX8346             651                ITF INABS 2006-A 02-09-06            $316,392.76
 1006739054          9054         XXXXXX9054             651                ITF INABS 2006-A 02-09-06            $495,042.11
 1006739120          9120         XXXXXX9120             651                ITF INABS 2006-A 02-09-06            $258,236.95
 1006740292          0292         XXXXXX0292             651                ITF INABS 2006-A 02-09-06            $106,484.81
 1006741290          1290         XXXXXX1290             651                ITF INABS 2006-A 02-09-06            $277,101.63
 1006741449          1449         XXXXXX1449             651                ITF INABS 2006-A 02-09-06             $33,818.28
 1006741589          1589         XXXXXX1589             651                ITF INABS 2006-A 02-09-06            $149,600.00
 1006741746          1746         XXXXXX1746             651                ITF INABS 2006-A 02-09-06               $0.00
 1006742009          2009         XXXXXX2009             651                ITF INABS 2006-A 02-09-06             $38,458.54
 1006742504          2504         XXXXXX2504             651                ITF INABS 2006-A 02-09-06             $98,087.60
 1006743023          3023         XXXXXX3023             651                ITF INABS 2006-A 02-09-06            $187,043.79
 1006743460          3460         XXXXXX3460             651                ITF INABS 2006-A 02-09-06            $155,303.22
 1006743510          3510         XXXXXX3510             651                ITF INABS 2006-A 02-09-06            $158,171.98
 1006743817          3817         XXXXXX3817             651                ITF INABS 2006-A 02-09-06            $348,775.26
 1006745978          5978         XXXXXX5978             651                ITF INABS 2006-A 02-09-06            $103,574.34
 1006746802          6802         XXXXXX6802             651                ITF INABS 2006-A 02-09-06             $97,602.41
 1006747008          7008         XXXXXX7008             651                ITF INABS 2006-A 02-09-06            $249,850.00
 1006747438          7438         XXXXXX7438             651                ITF INABS 2006-A 02-09-06            $119,390.97
 1006748238          8238         XXXXXX8238             651                ITF INABS 2006-A 02-09-06             $83,983.31
 1006748261          8261         XXXXXX8261             651                ITF INABS 2006-A 02-09-06            $218,216.63
 1006748642          8642         XXXXXX8642             651                ITF INABS 2006-A 02-09-06             $35,884.89
 1006748808          8808         XXXXXX8808             651                ITF INABS 2006-A 02-09-06            $304,624.42
 1006749087          9087         XXXXXX9087             651                ITF INABS 2006-A 02-09-06             $74,270.30
 1006749186          9186         XXXXXX9186             651                ITF INABS 2006-A 02-09-06            $384,218.35
 1006749384          9384         XXXXXX9384             651                ITF INABS 2006-A 02-09-06            $163,158.82
 1006749715          9715         XXXXXX9715             651                ITF INABS 2006-A 02-09-06            $360,000.00
 1006749749          9749         XXXXXX9749             651                ITF INABS 2006-A 02-09-06            $279,333.13
 1006750374          0374         XXXXXX0374             651                ITF INABS 2006-A 02-09-06            $300,000.00
 1006752099          2099         XXXXXX2099             651                ITF INABS 2006-A 02-09-06            $307,372.44
 1006753121          3121         XXXXXX3121             651                ITF INABS 2006-A 02-09-06            $166,685.61
 1006753394          3394         XXXXXX3394             651                ITF INABS 2006-A 02-09-06            $174,066.93
 1006753881          3881         XXXXXX3881             651                ITF INABS 2006-A 02-09-06            $154,809.47
 1006754053          4053         XXXXXX4053             651                ITF INABS 2006-A 02-09-06               $0.00
 1006754244          4244         XXXXXX4244             651                ITF INABS 2006-A 02-09-06               $0.00
 1006755746          5746         XXXXXX5746             651                ITF INABS 2006-A 02-09-06            $156,243.51
 1006756470          6470         XXXXXX6470             651                ITF INABS 2006-A 02-09-06            $248,312.63
 1006756801          6801         XXXXXX6801             651                ITF INABS 2006-A 02-09-06            $308,161.16
 1006756967          6967         XXXXXX6967             651                ITF INABS 2006-A 02-09-06            $246,028.44
 1006757130          7130         XXXXXX7130             651                ITF INABS 2006-A 02-09-06            $190,400.00
 1006757148          7148         XXXXXX7148             651                ITF INABS 2006-A 02-09-06            $222,546.90
 1006757668          7668         XXXXXX7668             651                ITF INABS 2006-A 02-09-06            $129,531.86
 1006758047          8047         XXXXXX8047             651                ITF INABS 2006-A 02-09-06            $153,837.23
 1006759417          9417         XXXXXX9417             651                ITF INABS 2006-A 02-09-06            $135,150.09
 1006760027          0027         XXXXXX0027             651                ITF INABS 2006-A 02-09-06            $134,255.49
 1006760266          0266         XXXXXX0266             651                ITF INABS 2006-A 02-09-06            $250,874.38
 1006760456          0456         XXXXXX0456             651                ITF INABS 2006-A 02-09-06            $225,317.79
 1006760712          0712         XXXXXX0712             651                ITF INABS 2006-A 02-09-06               $0.00
 1006762726          2726         XXXXXX2726             651                ITF INABS 2006-A 02-09-06            $306,886.23
 1006763096          3096         XXXXXX3096             651                ITF INABS 2006-A 02-09-06               $0.00
 1006763252          3252         XXXXXX3252             651                ITF INABS 2006-A 02-09-06            $224,987.05
 1006764987          4987         XXXXXX4987             651                ITF INABS 2006-A 02-09-06            $239,335.94
 1006766495          6495         XXXXXX6495             651                ITF INABS 2006-A 02-09-06            $126,279.27
 1006767782          7782         XXXXXX7782             651                ITF INABS 2006-A 02-09-06            $111,716.32
 1006768392          8392         XXXXXX8392             651                ITF INABS 2006-A 02-09-06            $301,500.00
 1006769432          9432         XXXXXX9432             651                ITF INABS 2006-A 02-09-06            $116,406.34
 1006769465          9465         XXXXXX9465             651                ITF INABS 2006-A 02-09-06            $490,500.00
 1006770448          0448         XXXXXX0448             651                ITF INABS 2006-A 02-09-06            $178,902.26
 1006770687          0687         XXXXXX0687             651                ITF INABS 2006-A 02-09-06            $228,231.38
 1006770869          0869         XXXXXX0869             651                ITF INABS 2006-A 02-09-06            $298,814.47
 1006771958          1958         XXXXXX1958             651                ITF INABS 2006-A 02-09-06            $140,000.00
 1006772204          2204         XXXXXX2204             651                ITF INABS 2006-A 02-09-06            $251,120.00
 1006772253          2253         XXXXXX2253             651                ITF INABS 2006-A 02-09-06            $190,998.93
 1006772998          2998         XXXXXX2998             651                ITF INABS 2006-A 02-09-06            $356,000.00
 1006773368          3368         XXXXXX3368             651                ITF INABS 2006-A 02-09-06            $209,000.00
 1006773830          3830         XXXXXX3830             651                ITF INABS 2006-A 02-09-06            $121,000.00
 1006774564          4564         XXXXXX4564             651                ITF INABS 2006-A 02-09-06             $34,987.34
 1006775033          5033         XXXXXX5033             651                ITF INABS 2006-A 02-09-06               $0.00
 1006775215          5215         XXXXXX5215             651                ITF INABS 2006-A 02-09-06             $35,767.61
 1006776171          6171         XXXXXX6171             651                ITF INABS 2006-A 02-09-06            $254,823.52
 1006776452          6452         XXXXXX6452             651                ITF INABS 2006-A 02-09-06            $284,000.00
 1006776536          6536         XXXXXX6536             651                ITF INABS 2006-A 02-09-06            $321,462.72
 1006776726          6726         XXXXXX6726             651                ITF INABS 2006-A 02-09-06            $250,215.69
 1006777310          7310         XXXXXX7310             651                ITF INABS 2006-A 02-09-06            $158,895.23
 1006777419          7419         XXXXXX7419             651                ITF INABS 2006-A 02-09-06            $358,484.82
 1006777575          7575         XXXXXX7575             651                ITF INABS 2006-A 02-09-06             $35,598.06
 1006777765          7765         XXXXXX7765             651                ITF INABS 2006-A 02-09-06            $110,993.54
 1006778755          8755         XXXXXX8755             651                ITF INABS 2006-A 02-09-06             $89,466.48
 1006780033          0033         XXXXXX0033             651                ITF INABS 2006-A 02-09-06            $178,404.09
 1006780223          0223         XXXXXX0223             651                ITF INABS 2006-A 02-09-06            $294,720.00
 1006780454          0454         XXXXXX0454             651                ITF INABS 2006-A 02-09-06            $188,391.37
 1006781015          1015         XXXXXX1015             651                ITF INABS 2006-A 02-09-06             $62,314.76
 1006781387          1387         XXXXXX1387             651                ITF INABS 2006-A 02-09-06             $88,091.78
 1006781445          1445         XXXXXX1445             651                ITF INABS 2006-A 02-09-06            $226,500.00
 1006781494          1494         XXXXXX1494             651                ITF INABS 2006-A 02-09-06            $199,125.49
 1006785479          5479         XXXXXX5479             651                ITF INABS 2006-A 02-09-06             $57,369.64
 1006785685          5685         XXXXXX5685             651                ITF INABS 2006-A 02-09-06            $110,225.55
 1006785800          5800         XXXXXX5800             651                ITF INABS 2006-A 02-09-06            $302,411.36
 1006786089          6089         XXXXXX6089             651                ITF INABS 2006-A 02-09-06            $112,365.50
 1006787038          7038         XXXXXX7038             651                ITF INABS 2006-A 02-09-06            $211,975.00
 1006788101          8101         XXXXXX8101             651                ITF INABS 2006-A 02-09-06            $154,002.80
 1006791642          1642         XXXXXX1642             651                ITF INABS 2006-A 02-09-06            $148,500.00
 1006792731          2731         XXXXXX2731             651                ITF INABS 2006-A 02-09-06            $310,050.00
 1006793283          3283         XXXXXX3283             651                ITF INABS 2006-A 02-09-06            $375,381.79
 1006794893          4893         XXXXXX4893             651                ITF INABS 2006-A 02-09-06            $131,200.00
 1006794927          4927         XXXXXX4927             651                ITF INABS 2006-A 02-09-06            $243,119.57
 1006795767          5767         XXXXXX5767             651                ITF INABS 2006-A 02-09-06            $212,549.26
 1006795882          5882         XXXXXX5882             651                ITF INABS 2006-A 02-09-06            $133,447.52
 1006796302          6302         XXXXXX6302             651                ITF INABS 2006-A 02-09-06            $388,447.52
 1006796583          6583         XXXXXX6583             651                ITF INABS 2006-A 02-09-06            $173,343.99
 1006798233          8233         XXXXXX8233             651                ITF INABS 2006-A 02-09-06             $94,026.20
 1006798316          8316         XXXXXX8316             651                ITF INABS 2006-A 02-09-06            $160,439.83
 1006798514          8514         XXXXXX8514             651                ITF INABS 2006-A 02-09-06            $194,242.85
 1006798829          8829         XXXXXX8829             651                ITF INABS 2006-A 02-09-06               $0.00
 1006799082          9082         XXXXXX9082             651                ITF INABS 2006-A 02-09-06            $461,847.91
 1006799306          9306         XXXXXX9306             651                ITF INABS 2006-A 02-09-06             $45,988.68
 1006800070          0070         XXXXXX0070             651                ITF INABS 2006-A 02-09-06               $0.00
 1006800104          0104         XXXXXX0104             651                ITF INABS 2006-A 02-09-06            $207,079.18
 1006800344          0344         XXXXXX0344             651                ITF INABS 2006-A 02-09-06             $79,557.24
 1006800518          0518         XXXXXX0518             651                ITF INABS 2006-A 02-09-06             $57,619.21
 1006800971          0971         XXXXXX0971             651                ITF INABS 2006-A 02-09-06            $350,932.33
 1006801086          1086         XXXXXX1086             651                ITF INABS 2006-A 02-09-06            $218,724.75
 1006801730          1730         XXXXXX1730             651                ITF INABS 2006-A 02-09-06            $124,840.88
 1006802126          2126         XXXXXX2126             651                ITF INABS 2006-A 02-09-06            $135,037.00
 1006802209          2209         XXXXXX2209             651                ITF INABS 2006-A 02-09-06               $0.00
 1006802316          2316         XXXXXX2316             651                ITF INABS 2006-A 02-09-06            $175,000.00
 1006802472          2472         XXXXXX2472             651                ITF INABS 2006-A 02-09-06            $131,111.92
 1006803157          3157         XXXXXX3157             651                ITF INABS 2006-A 02-09-06               $0.00
 1006803363          3363         XXXXXX3363             651                ITF INABS 2006-A 02-09-06            $142,867.14
 1006803983          3983         XXXXXX3983             651                ITF INABS 2006-A 02-09-06            $159,039.80
 1006805814          5814         XXXXXX5814             651                ITF INABS 2006-A 02-09-06            $297,281.23
 1006806275          6275         XXXXXX6275             651                ITF INABS 2006-A 02-09-06             $29,595.09
 1006806325          6325         XXXXXX6325             651                ITF INABS 2006-A 02-09-06            $138,569.45
 1006806499          6499         XXXXXX6499             651                ITF INABS 2006-A 02-09-06            $340,567.77
 1006806689          6689         XXXXXX6689             651                ITF INABS 2006-A 02-09-06            $213,768.92
 1006809071          9071         XXXXXX9071             651                ITF INABS 2006-A 02-09-06            $377,392.00
 1006809097          9097         XXXXXX9097             651                ITF INABS 2006-A 02-09-06            $310,500.00
 1006809139          9139         XXXXXX9139             651                ITF INABS 2006-A 02-09-06            $344,690.33
 1006809360          9360         XXXXXX9360             651                ITF INABS 2006-A 02-09-06            $158,324.93
 1006809386          9386         XXXXXX9386             651                ITF INABS 2006-A 02-09-06            $119,801.87
 1006810228          0228         XXXXXX0228             651                ITF INABS 2006-A 02-09-06             $78,285.04
 1006810350          0350         XXXXXX0350             651                ITF INABS 2006-A 02-09-06            $223,404.16
 1006810566          0566         XXXXXX0566             651                ITF INABS 2006-A 02-09-06            $265,000.00
 1006810723          0723         XXXXXX0723             651                ITF INABS 2006-A 02-09-06            $145,008.29
 1006811671          1671         XXXXXX1671             651                ITF INABS 2006-A 02-09-06               $0.00
 1006811747          1747         XXXXXX1747             651                ITF INABS 2006-A 02-09-06            $296,948.54
 1006812745          2745         XXXXXX2745             651                ITF INABS 2006-A 02-09-06            $395,701.09
 1006812752          2752         XXXXXX2752             651                ITF INABS 2006-A 02-09-06            $174,537.29
 1006813255          3255         XXXXXX3255             651                ITF INABS 2006-A 02-09-06            $108,532.39
 1006813917          3917         XXXXXX3917             651                ITF INABS 2006-A 02-09-06             $77,836.68
 1006814329          4329         XXXXXX4329             651                ITF INABS 2006-A 02-09-06            $185,074.61
 1006814410          4410         XXXXXX4410             651                ITF INABS 2006-A 02-09-06             $38,558.92
 1006814659          4659         XXXXXX4659             651                ITF INABS 2006-A 02-09-06             $63,251.92
 1006814808          4808         XXXXXX4808             651                ITF INABS 2006-A 02-09-06            $309,474.76
 1006815110          5110         XXXXXX5110             651                ITF INABS 2006-A 02-09-06            $104,800.00
 1006815219          5219         XXXXXX5219             651                ITF INABS 2006-A 02-09-06            $258,878.07
 1006815367          5367         XXXXXX5367             651                ITF INABS 2006-A 02-09-06            $276,261.15
 1006815466          5466         XXXXXX5466             651                ITF INABS 2006-A 02-09-06            $172,756.00
 1006816167          6167         XXXXXX6167             651                ITF INABS 2006-A 02-09-06            $274,088.80
 1006816555          6555         XXXXXX6555             651                ITF INABS 2006-A 02-09-06            $300,256.35
 1006816704          6704         XXXXXX6704             651                ITF INABS 2006-A 02-09-06            $354,349.81
 1006819278          9278         XXXXXX9278             651                ITF INABS 2006-A 02-09-06            $287,920.57
 1006819328          9328         XXXXXX9328             651                ITF INABS 2006-A 02-09-06             $54,871.47
 1006819708          9708         XXXXXX9708             651                ITF INABS 2006-A 02-09-06            $128,496.10
 1006820565          0565         XXXXXX0565             651                ITF INABS 2006-A 02-09-06            $114,076.81
 1006820631          0631         XXXXXX0631             651                ITF INABS 2006-A 02-09-06            $399,079.78
 1006821134          1134         XXXXXX1134             651                ITF INABS 2006-A 02-09-06             $75,233.62
 1006821258          1258         XXXXXX1258             651                ITF INABS 2006-A 02-09-06            $141,682.81
 1006821381          1381         XXXXXX1381             651                ITF INABS 2006-A 02-09-06               $0.00
 1006821514          1514         XXXXXX1514             651                ITF INABS 2006-A 02-09-06            $253,279.60
 1006822769          2769         XXXXXX2769             651                ITF INABS 2006-A 02-09-06            $231,995.00
 1006822942          2942         XXXXXX2942             651                ITF INABS 2006-A 02-09-06             $76,061.11
 1006823056          3056         XXXXXX3056             651                ITF INABS 2006-A 02-09-06            $564,000.00
 1006823064          3064         XXXXXX3064             651                ITF INABS 2006-A 02-09-06            $211,000.00
 1006825168          5168         XXXXXX5168             651                ITF INABS 2006-A 02-09-06            $100,046.17
 1006825697          5697         XXXXXX5697             651                ITF INABS 2006-A 02-09-06             $86,000.00
 1006826489          6489         XXXXXX6489             651                ITF INABS 2006-A 02-09-06            $181,235.00
 1006826588          6588         XXXXXX6588             651                ITF INABS 2006-A 02-09-06            $148,548.40
 1006826661          6661         XXXXXX6661             651                ITF INABS 2006-A 02-09-06            $111,200.00
 1006826836          6836         XXXXXX6836             651                ITF INABS 2006-A 02-09-06            $285,161.36
 1006827180          7180         XXXXXX7180             651                ITF INABS 2006-A 02-09-06             $71,705.67
 1006827685          7685         XXXXXX7685             651                ITF INABS 2006-A 02-09-06            $210,320.00
 1006827818          7818         XXXXXX7818             651                ITF INABS 2006-A 02-09-06            $226,237.40
 1006827883          7883         XXXXXX7883             651                ITF INABS 2006-A 02-09-06            $249,599.96
 1006828196          8196         XXXXXX8196             651                ITF INABS 2006-A 02-09-06            $298,400.00
 1006829293          9293         XXXXXX9293             651                ITF INABS 2006-A 02-09-06            $170,386.46
 1006829673          9673         XXXXXX9673             651                ITF INABS 2006-A 02-09-06            $317,524.26
 1006830341          0341         XXXXXX0341             651                ITF INABS 2006-A 02-09-06            $275,000.93
 1006830937          0937         XXXXXX0937             651                ITF INABS 2006-A 02-09-06            $247,741.96
 1006831091          1091         XXXXXX1091             651                ITF INABS 2006-A 02-09-06            $145,054.25
 1006831141          1141         XXXXXX1141             651                ITF INABS 2006-A 02-09-06             $91,917.41
 1006831752          1752         XXXXXX1752             651                ITF INABS 2006-A 02-09-06            $102,342.60
 1006832966          2966         XXXXXX2966             651                ITF INABS 2006-A 02-09-06            $487,057.90
 1006833618          3618         XXXXXX3618             651                ITF INABS 2006-A 02-09-06            $164,964.99
 1006833816          3816         XXXXXX3816             651                ITF INABS 2006-A 02-09-06             $28,780.84
 1006833840          3840         XXXXXX3840             651                ITF INABS 2006-A 02-09-06            $142,707.66
 1006834640          4640         XXXXXX4640             651                ITF INABS 2006-A 02-09-06             $38,572.64
 1006834863          4863         XXXXXX4863             651                ITF INABS 2006-A 02-09-06            $104,872.00
 1006834939          4939         XXXXXX4939             651                ITF INABS 2006-A 02-09-06            $296,000.00
 1006834970          4970         XXXXXX4970             651                ITF INABS 2006-A 02-09-06             $71,836.76
 1006836561          6561         XXXXXX6561             651                ITF INABS 2006-A 02-09-06            $108,407.70
 1006836876          6876         XXXXXX6876             651                ITF INABS 2006-A 02-09-06            $214,782.69
 1006836967          6967         XXXXXX6967             651                ITF INABS 2006-A 02-09-06            $223,171.23
 1006839441          9441         XXXXXX9441             651                ITF INABS 2006-A 02-09-06            $225,417.37
 1006839680          9680         XXXXXX9680             651                ITF INABS 2006-A 02-09-06            $157,200.00
 1006839771          9771         XXXXXX9771             651                ITF INABS 2006-A 02-09-06             $39,908.32
 1006839789          9789         XXXXXX9789             651                ITF INABS 2006-A 02-09-06            $205,495.74
 1006840548          0548         XXXXXX0548             651                ITF INABS 2006-A 02-09-06            $162,072.92
 1006840613          0613         XXXXXX0613             651                ITF INABS 2006-A 02-09-06             $43,647.04
 1006840662          0662         XXXXXX0662             651                ITF INABS 2006-A 02-09-06             $79,220.58
 1006840761          0761         XXXXXX0761             651                ITF INABS 2006-A 02-09-06            $387,812.75
 1006840951          0951         XXXXXX0951             651                ITF INABS 2006-A 02-09-06            $132,334.79
 1006841066          1066         XXXXXX1066             651                ITF INABS 2006-A 02-09-06            $353,414.36
 1006841165          1165         XXXXXX1165             651                ITF INABS 2006-A 02-09-06            $222,689.59
 1006841199          1199         XXXXXX1199             651                ITF INABS 2006-A 02-09-06               $0.00
 1006841264          1264         XXXXXX1264             651                ITF INABS 2006-A 02-09-06            $228,562.42
 1006841330          1330         XXXXXX1330             651                ITF INABS 2006-A 02-09-06            $183,200.00
 1006841355          1355         XXXXXX1355             651                ITF INABS 2006-A 02-09-06            $479,665.89
 1006841579          1579         XXXXXX1579             651                ITF INABS 2006-A 02-09-06            $213,343.06
 1006841868          1868         XXXXXX1868             651                ITF INABS 2006-A 02-09-06            $179,225.34
 1006842163          2163         XXXXXX2163             651                ITF INABS 2006-A 02-09-06            $171,930.29
 1006842312          2312         XXXXXX2312             651                ITF INABS 2006-A 02-09-06             $94,808.11
 1006842510          2510         XXXXXX2510             651                ITF INABS 2006-A 02-09-06               $0.00
 1006842544          2544         XXXXXX2544             651                ITF INABS 2006-A 02-09-06               $0.00
 1006843047          3047         XXXXXX3047             651                ITF INABS 2006-A 02-09-06             $52,724.57
 1006843054          3054         XXXXXX3054             651                ITF INABS 2006-A 02-09-06            $314,506.10
 1006843369          3369         XXXXXX3369             651                ITF INABS 2006-A 02-09-06            $127,489.02
 1006843575          3575         XXXXXX3575             651                ITF INABS 2006-A 02-09-06             $59,904.43
 1006843849          3849         XXXXXX3849             651                ITF INABS 2006-A 02-09-06             $45,332.20
 1006844045          4045         XXXXXX4045             651                ITF INABS 2006-A 02-09-06             $80,452.39
 1006844276          4276         XXXXXX4276             651                ITF INABS 2006-A 02-09-06            $132,019.57
 1006844359          4359         XXXXXX4359             651                ITF INABS 2006-A 02-09-06               $0.00
 1006844763          4763         XXXXXX4763             651                ITF INABS 2006-A 02-09-06            $200,281.38
 1006844870          4870         XXXXXX4870             651                ITF INABS 2006-A 02-09-06            $336,759.53
 1006845505          5505         XXXXXX5505             651                ITF INABS 2006-A 02-09-06            $211,000.00
 1006846123          6123         XXXXXX6123             651                ITF INABS 2006-A 02-09-06            $338,785.36
 1006846172          6172         XXXXXX6172             651                ITF INABS 2006-A 02-09-06            $299,305.32
 1006846578          6578         XXXXXX6578             651                ITF INABS 2006-A 02-09-06            $179,430.99
 1006846743          6743         XXXXXX6743             651                ITF INABS 2006-A 02-09-06             $69,625.80
 1006846776          6776         XXXXXX6776             651                ITF INABS 2006-A 02-09-06            $100,679.77
 1006847543          7543         XXXXXX7543             651                ITF INABS 2006-A 02-09-06            $147,865.51
 1006847659          7659         XXXXXX7659             651                ITF INABS 2006-A 02-09-06             $76,387.79
 1006847873          7873         XXXXXX7873             651                ITF INABS 2006-A 02-09-06            $223,760.88
 1006847881          7881         XXXXXX7881             651                ITF INABS 2006-A 02-09-06            $247,352.65
 1006847956          7956         XXXXXX7956             651                ITF INABS 2006-A 02-09-06            $246,801.45
 1006848392          8392         XXXXXX8392             651                ITF INABS 2006-A 02-09-06            $221,250.00
 1006850505          0505         XXXXXX0505             651                ITF INABS 2006-A 02-09-06            $298,854.86
 1006850562          0562         XXXXXX0562             651                ITF INABS 2006-A 02-09-06             $81,600.00
 1006850778          0778         XXXXXX0778             651                ITF INABS 2006-A 02-09-06            $237,802.06
 1006851156          1156         XXXXXX1156             651                ITF INABS 2006-A 02-09-06            $217,228.90
 1006851180          1180         XXXXXX1180             651                ITF INABS 2006-A 02-09-06            $373,950.37
 1006851370          1370         XXXXXX1370             651                ITF INABS 2006-A 02-09-06            $353,084.28
 1006851412          1412         XXXXXX1412             651                ITF INABS 2006-A 02-09-06            $249,263.44
 1006851511          1511         XXXXXX1511             651                ITF INABS 2006-A 02-09-06            $397,681.41
 1006851743          1743         XXXXXX1743             651                ITF INABS 2006-A 02-09-06            $219,362.21
 1006852535          2535         XXXXXX2535             651                ITF INABS 2006-A 02-09-06            $318,123.41
 1006852592          2592         XXXXXX2592             651                ITF INABS 2006-A 02-09-06            $139,667.17
 1006852675          2675         XXXXXX2675             651                ITF INABS 2006-A 02-09-06            $255,996.98
 1006852899          2899         XXXXXX2899             651                ITF INABS 2006-A 02-09-06            $229,935.22
 1006853087          3087         XXXXXX3087             651                ITF INABS 2006-A 02-09-06            $143,631.08
 1006853517          3517         XXXXXX3517             651                ITF INABS 2006-A 02-09-06            $100,992.81
 1006853525          3525         XXXXXX3525             651                ITF INABS 2006-A 02-09-06            $317,325.04
 1006853566          3566         XXXXXX3566             651                ITF INABS 2006-A 02-09-06            $195,997.37
 1006854069          4069         XXXXXX4069             651                ITF INABS 2006-A 02-09-06            $201,109.62
 1006854234          4234         XXXXXX4234             651                ITF INABS 2006-A 02-09-06            $400,000.00
 1006854473          4473         XXXXXX4473             651                ITF INABS 2006-A 02-09-06            $332,994.55
 1006854689          4689         XXXXXX4689             651                ITF INABS 2006-A 02-09-06             $61,665.20
 1006855009          5009         XXXXXX5009             651                ITF INABS 2006-A 02-09-06            $104,178.57
 1006855207          5207         XXXXXX5207             651                ITF INABS 2006-A 02-09-06            $102,162.21
 1006855462          5462         XXXXXX5462             651                ITF INABS 2006-A 02-09-06            $268,000.00
 1006856064          6064         XXXXXX6064             651                ITF INABS 2006-A 02-09-06            $234,400.00
 1006856189          6189         XXXXXX6189             651                ITF INABS 2006-A 02-09-06            $142,420.47
 1006856635          6635         XXXXXX6635             651                ITF INABS 2006-A 02-09-06               $0.00
 1006856882          6882         XXXXXX6882             651                ITF INABS 2006-A 02-09-06            $260,826.84
 1006856916          6916         XXXXXX6916             651                ITF INABS 2006-A 02-09-06            $183,997.81
 1006857633          7633         XXXXXX7633             651                ITF INABS 2006-A 02-09-06            $110,998.93
 1006857773          7773         XXXXXX7773             651                ITF INABS 2006-A 02-09-06            $164,868.59
 1006858250          8250         XXXXXX8250             651                ITF INABS 2006-A 02-09-06            $106,043.81
 1006858417          8417         XXXXXX8417             651                ITF INABS 2006-A 02-09-06            $141,526.43
 1006858482          8482         XXXXXX8482             651                ITF INABS 2006-A 02-09-06               $0.00
 1006858524          8524         XXXXXX8524             651                ITF INABS 2006-A 02-09-06            $114,911.73
 1006858789          8789         XXXXXX8789             651                ITF INABS 2006-A 02-09-06            $401,000.00
 1006859100          9100         XXXXXX9100             651                ITF INABS 2006-A 02-09-06             $78,040.35
 1006859365          9365         XXXXXX9365             651                ITF INABS 2006-A 02-09-06            $127,386.75
 1006860074          0074         XXXXXX0074             651                ITF INABS 2006-A 02-09-06            $187,251.15
 1006860249          0249         XXXXXX0249             651                ITF INABS 2006-A 02-09-06            $221,373.46
 1006860645          0645         XXXXXX0645             651                ITF INABS 2006-A 02-09-06            $115,047.06
 1006860751          0751         XXXXXX0751             651                ITF INABS 2006-A 02-09-06            $128,949.57
 1006860801          0801         XXXXXX0801             651                ITF INABS 2006-A 02-09-06            $164,921.09
 1006860959          0959         XXXXXX0959             651                ITF INABS 2006-A 02-09-06            $336,288.93
 1006861031          1031         XXXXXX1031             651                ITF INABS 2006-A 02-09-06            $141,368.33
 1006861098          1098         XXXXXX1098             651                ITF INABS 2006-A 02-09-06            $214,545.64
 1006861254          1254         XXXXXX1254             651                ITF INABS 2006-A 02-09-06            $108,323.68
 1006861387          1387         XXXXXX1387             651                ITF INABS 2006-A 02-09-06             $74,642.61
 1006861395          1395         XXXXXX1395             651                ITF INABS 2006-A 02-09-06            $256,990.00
 1006861437          1437         XXXXXX1437             651                ITF INABS 2006-A 02-09-06            $113,046.18
 1006863037          3037         XXXXXX3037             651                ITF INABS 2006-A 02-09-06            $171,222.03
 1006863193          3193         XXXXXX3193             651                ITF INABS 2006-A 02-09-06            $161,647.84
 1006863441          3441         XXXXXX3441             651                ITF INABS 2006-A 02-09-06            $278,051.44
 1006863599          3599         XXXXXX3599             651                ITF INABS 2006-A 02-09-06             $79,414.12
 1006863862          3862         XXXXXX3862             651                ITF INABS 2006-A 02-09-06            $256,000.00
 1006864282          4282         XXXXXX4282             651                ITF INABS 2006-A 02-09-06             $98,081.74
 1006866006          6006         XXXXXX6006             651                ITF INABS 2006-A 02-09-06            $339,312.97
 1006866089          6089         XXXXXX6089             651                ITF INABS 2006-A 02-09-06            $320,633.19
 1006866360          6360         XXXXXX6360             651                ITF INABS 2006-A 02-09-06             $95,186.16
 1006866444          6444         XXXXXX6444             651                ITF INABS 2006-A 02-09-06            $232,463.87
 1006867913          7913         XXXXXX7913             651                ITF INABS 2006-A 02-09-06            $312,674.24
 1006868267          8267         XXXXXX8267             651                ITF INABS 2006-A 02-09-06            $331,984.72
 1006868705          8705         XXXXXX8705             651                ITF INABS 2006-A 02-09-06             $76,964.26
 1006868895          8895         XXXXXX8895             651                ITF INABS 2006-A 02-09-06            $412,000.00
 1006868986          8986         XXXXXX8986             651                ITF INABS 2006-A 02-09-06             $79,199.07
 1006869174          9174         XXXXXX9174             651                ITF INABS 2006-A 02-09-06             $82,491.24
 1006869539          9539         XXXXXX9539             651                ITF INABS 2006-A 02-09-06            $332,000.00
 1006869984          9984         XXXXXX9984             651                ITF INABS 2006-A 02-09-06            $103,871.40
 1006870149          0149         XXXXXX0149             651                ITF INABS 2006-A 02-09-06            $171,795.41
 1006870461          0461         XXXXXX0461             651                ITF INABS 2006-A 02-09-06            $283,909.77
 1006870495          0495         XXXXXX0495             651                ITF INABS 2006-A 02-09-06            $365,447.98
 1006871527          1527         XXXXXX1527             651                ITF INABS 2006-A 02-09-06            $199,200.00
 1006872228          2228         XXXXXX2228             651                ITF INABS 2006-A 02-09-06            $160,581.71
 1006872558          2558         XXXXXX2558             651                ITF INABS 2006-A 02-09-06            $148,400.00
 1006872723          2723         XXXXXX2723             651                ITF INABS 2006-A 02-09-06            $186,168.21
 1006873150          3150         XXXXXX3150             651                ITF INABS 2006-A 02-09-06            $129,146.60
 1006873432          3432         XXXXXX3432             651                ITF INABS 2006-A 02-09-06            $285,194.75
 1006873952          3952         XXXXXX3952             651                ITF INABS 2006-A 02-09-06            $163,887.52
 1006873994          3994         XXXXXX3994             651                ITF INABS 2006-A 02-09-06             $53,402.24
 1006874257          4257         XXXXXX4257             651                ITF INABS 2006-A 02-09-06            $186,280.23
 1006874505          4505         XXXXXX4505             651                ITF INABS 2006-A 02-09-06               $0.00
 1006874836          4836         XXXXXX4836             651                ITF INABS 2006-A 02-09-06             $47,713.48
 1006875049          5049         XXXXXX5049             651                ITF INABS 2006-A 02-09-06            $122,955.43
 1006875197          5197         XXXXXX5197             651                ITF INABS 2006-A 02-09-06             $96,975.36
 1006875239          5239         XXXXXX5239             651                ITF INABS 2006-A 02-09-06            $208,000.00
 1006875361          5361         XXXXXX5361             651                ITF INABS 2006-A 02-09-06            $281,363.27
 1006875528          5528         XXXXXX5528             651                ITF INABS 2006-A 02-09-06               $0.00
 1006875742          5742         XXXXXX5742             651                ITF INABS 2006-A 02-09-06            $102,826.60
 1006875858          5858         XXXXXX5858             651                ITF INABS 2006-A 02-09-06            $279,835.08
 1006876500          6500         XXXXXX6500             651                ITF INABS 2006-A 02-09-06            $166,824.33
 1006876633          6633         XXXXXX6633             651                ITF INABS 2006-A 02-09-06            $295,115.53
 1006876757          6757         XXXXXX6757             651                ITF INABS 2006-A 02-09-06            $200,921.54
 1006877128          7128         XXXXXX7128             651                ITF INABS 2006-A 02-09-06             $84,017.83
 1006877672          7672         XXXXXX7672             651                ITF INABS 2006-A 02-09-06            $247,280.73
 1006877797          7797         XXXXXX7797             651                ITF INABS 2006-A 02-09-06               $0.00
 1006878191          8191         XXXXXX8191             651                ITF INABS 2006-A 02-09-06            $162,826.77
 1006878415          8415         XXXXXX8415             651                ITF INABS 2006-A 02-09-06            $141,757.78
 1006878621          8621         XXXXXX8621             651                ITF INABS 2006-A 02-09-06            $100,972.37
 1006878894          8894         XXXXXX8894             651                ITF INABS 2006-A 02-09-06            $202,518.68
 1006879132          9132         XXXXXX9132             651                ITF INABS 2006-A 02-09-06            $171,528.86
 1006879983          9983         XXXXXX9983             651                ITF INABS 2006-A 02-09-06            $198,434.67
 1006880189          0189         XXXXXX0189             651                ITF INABS 2006-A 02-09-06            $205,017.66
 1006880486          0486         XXXXXX0486             651                ITF INABS 2006-A 02-09-06            $173,836.39
 1006880809          0809         XXXXXX0809             651                ITF INABS 2006-A 02-09-06            $722,934.99
 1006880999          0999         XXXXXX0999             651                ITF INABS 2006-A 02-09-06            $124,297.59
 1006881088          1088         XXXXXX1088             651                ITF INABS 2006-A 02-09-06            $106,951.17
 1006881856          1856         XXXXXX1856             651                ITF INABS 2006-A 02-09-06            $182,695.64
 1006882508          2508         XXXXXX2508             651                ITF INABS 2006-A 02-09-06            $198,728.22
 1006882573          2573         XXXXXX2573             651                ITF INABS 2006-A 02-09-06            $114,998.71
 1006882938          2938         XXXXXX2938             651                ITF INABS 2006-A 02-09-06             $94,957.52
 1006883209          3209         XXXXXX3209             651                ITF INABS 2006-A 02-09-06            $479,860.00
 1006883688          3688         XXXXXX3688             651                ITF INABS 2006-A 02-09-06            $512,264.71
 1006883704          3704         XXXXXX3704             651                ITF INABS 2006-A 02-09-06            $267,920.00
 1006883761          3761         XXXXXX3761             651                ITF INABS 2006-A 02-09-06             $45,957.65
 1006884090          4090         XXXXXX4090             651                ITF INABS 2006-A 02-09-06            $360,000.00
 1006884306          4306         XXXXXX4306             651                ITF INABS 2006-A 02-09-06            $475,814.60
 1006884405          4405         XXXXXX4405             651                ITF INABS 2006-A 02-09-06            $213,931.99
 1006886855          6855         XXXXXX6855             651                ITF INABS 2006-A 02-09-06            $227,860.50
 1006887069          7069         XXXXXX7069             651                ITF INABS 2006-A 02-09-06            $223,150.60
 1006887234          7234         XXXXXX7234             651                ITF INABS 2006-A 02-09-06             $51,545.95
 1006887408          7408         XXXXXX7408             651                ITF INABS 2006-A 02-09-06               $0.00
 1006887820          7820         XXXXXX7820             651                ITF INABS 2006-A 02-09-06            $211,872.20
 1006887838          7838         XXXXXX7838             651                ITF INABS 2006-A 02-09-06            $346,444.03
 1006887945          7945         XXXXXX7945             651                ITF INABS 2006-A 02-09-06            $363,577.47
 1006888083          8083         XXXXXX8083             651                ITF INABS 2006-A 02-09-06            $164,882.37
 1006888224          8224         XXXXXX8224             651                ITF INABS 2006-A 02-09-06            $148,643.17
 1006888653          8653         XXXXXX8653             651                ITF INABS 2006-A 02-09-06            $196,754.65
 1006888794          8794         XXXXXX8794             651                ITF INABS 2006-A 02-09-06            $322,506.83
 1006888802          8802         XXXXXX8802             651                ITF INABS 2006-A 02-09-06            $115,822.32
 1006889115          9115         XXXXXX9115             651                ITF INABS 2006-A 02-09-06            $322,889.81
 1006889123          9123         XXXXXX9123             651                ITF INABS 2006-A 02-09-06               $0.00
 1006889131          9131         XXXXXX9131             651                ITF INABS 2006-A 02-09-06            $361,577.69
 1006889172          9172         XXXXXX9172             651                ITF INABS 2006-A 02-09-06            $187,294.34
 1006889198          9198         XXXXXX9198             651                ITF INABS 2006-A 02-09-06            $191,279.25
 1006889420          9420         XXXXXX9420             651                ITF INABS 2006-A 02-09-06            $183,533.61
 1006889602          9602         XXXXXX9602             651                ITF INABS 2006-A 02-09-06            $126,215.38
 1006889784          9784         XXXXXX9784             651                ITF INABS 2006-A 02-09-06             $44,752.96
 1006889792          9792         XXXXXX9792             651                ITF INABS 2006-A 02-09-06            $138,055.72
 1006890006          0006         XXXXXX0006             651                ITF INABS 2006-A 02-09-06             $24,621.96
 1006890139          0139         XXXXXX0139             651                ITF INABS 2006-A 02-09-06             $50,149.70
 1006890543          0543         XXXXXX0543             651                ITF INABS 2006-A 02-09-06            $297,146.75
 1006890568          0568         XXXXXX0568             651                ITF INABS 2006-A 02-09-06            $357,450.94
 1006890808          0808         XXXXXX0808             651                ITF INABS 2006-A 02-09-06            $322,439.61
 1006891475          1475         XXXXXX1475             651                ITF INABS 2006-A 02-09-06             $60,017.20
 1006891483          1483         XXXXXX1483             651                ITF INABS 2006-A 02-09-06            $371,707.38
 1006892077          2077         XXXXXX2077             651                ITF INABS 2006-A 02-09-06            $348,000.00
 1006892119          2119         XXXXXX2119             651                ITF INABS 2006-A 02-09-06            $292,000.00
 1006892580          2580         XXXXXX2580             651                ITF INABS 2006-A 02-09-06            $450,448.97
 1006892663          2663         XXXXXX2663             651                ITF INABS 2006-A 02-09-06            $174,449.08
 1006892721          2721         XXXXXX2721             651                ITF INABS 2006-A 02-09-06            $382,608.41
 1006892911          2911         XXXXXX2911             651                ITF INABS 2006-A 02-09-06             $94,819.61
 1006893067          3067         XXXXXX3067             651                ITF INABS 2006-A 02-09-06            $320,992.61
 1006893166          3166         XXXXXX3166             651                ITF INABS 2006-A 02-09-06            $272,000.00
 1006893323          3323         XXXXXX3323             651                ITF INABS 2006-A 02-09-06            $144,000.00
 1006893547          3547         XXXXXX3547             651                ITF INABS 2006-A 02-09-06            $222,066.43
 1006893869          3869         XXXXXX3869             651                ITF INABS 2006-A 02-09-06            $101,599.93
 1006894016          4016         XXXXXX4016             651                ITF INABS 2006-A 02-09-06            $194,227.14
 1006894347          4347         XXXXXX4347             651                ITF INABS 2006-A 02-09-06            $175,310.71
 1006894545          4545         XXXXXX4545             651                ITF INABS 2006-A 02-09-06            $233,671.42
 1006894677          4677         XXXXXX4677             651                ITF INABS 2006-A 02-09-06               $0.00
 1006895237          5237         XXXXXX5237             651                ITF INABS 2006-A 02-09-06             $71,679.38
 1006895815          5815         XXXXXX5815             651                ITF INABS 2006-A 02-09-06            $629,186.34
 1006895930          5930         XXXXXX5930             651                ITF INABS 2006-A 02-09-06            $105,564.64
 1006897258          7258         XXXXXX7258             651                ITF INABS 2006-A 02-09-06            $273,893.13
 1006897340          7340         XXXXXX7340             651                ITF INABS 2006-A 02-09-06               $0.00
 1006898124          8124         XXXXXX8124             651                ITF INABS 2006-A 02-09-06            $107,983.28
 1006898413          8413         XXXXXX8413             651                ITF INABS 2006-A 02-09-06            $305,275.76
 1006898512          8512         XXXXXX8512             651                ITF INABS 2006-A 02-09-06             $29,743.00
 1006899189          9189         XXXXXX9189             651                ITF INABS 2006-A 02-09-06             $63,274.72
 1006900110          0110         XXXXXX0110             651                ITF INABS 2006-A 02-09-06            $335,200.00
 1006900706          0706         XXXXXX0706             651                ITF INABS 2006-A 02-09-06            $170,283.93
 1006900979          0979         XXXXXX0979             651                ITF INABS 2006-A 02-09-06            $385,542.02
 1006901175          1175         XXXXXX1175             651                ITF INABS 2006-A 02-09-06            $212,000.00
 1006901498          1498         XXXXXX1498             651                ITF INABS 2006-A 02-09-06            $195,999.74
 1006901621          1621         XXXXXX1621             651                ITF INABS 2006-A 02-09-06            $138,700.25
 1006901886          1886         XXXXXX1886             651                ITF INABS 2006-A 02-09-06               $0.00
 1006902991          2991         XXXXXX2991             651                ITF INABS 2006-A 02-09-06            $218,235.72
 1006903296          3296         XXXXXX3296             651                ITF INABS 2006-A 02-09-06            $173,353.11
 1006903353          3353         XXXXXX3353             651                ITF INABS 2006-A 02-09-06            $252,800.00
 1006904088          4088         XXXXXX4088             651                ITF INABS 2006-A 02-09-06            $161,014.28
 1006904328          4328         XXXXXX4328             651                ITF INABS 2006-A 02-09-06             $82,490.21
 1006904658          4658         XXXXXX4658             651                ITF INABS 2006-A 02-09-06            $122,726.65
 1006904674          4674         XXXXXX4674             651                ITF INABS 2006-A 02-09-06            $340,333.79
 1006905143          5143         XXXXXX5143             651                ITF INABS 2006-A 02-09-06            $285,691.97
 1006905150          5150         XXXXXX5150             651                ITF INABS 2006-A 02-09-06             $54,260.49
 1006905374          5374         XXXXXX5374             651                ITF INABS 2006-A 02-09-06            $134,776.10
 1006905598          5598         XXXXXX5598             651                ITF INABS 2006-A 02-09-06            $193,054.82
 1006905978          5978         XXXXXX5978             651                ITF INABS 2006-A 02-09-06            $102,114.16
 1006906612          6612         XXXXXX6612             651                ITF INABS 2006-A 02-09-06            $275,603.31
 1006906729          6729         XXXXXX6729             651                ITF INABS 2006-A 02-09-06            $130,941.53
 1006908063          8063         XXXXXX8063             651                ITF INABS 2006-A 02-09-06            $212,818.34
 1006909228          9228         XXXXXX9228             651                ITF INABS 2006-A 02-09-06            $114,880.74
 1006909442          9442         XXXXXX9442             651                ITF INABS 2006-A 02-09-06            $143,052.85
 1006909954          9954         XXXXXX9954             651                ITF INABS 2006-A 02-09-06               $0.00
 1006911687          1687         XXXXXX1687             651                ITF INABS 2006-A 02-09-06            $421,066.72
 1006912198          2198         XXXXXX2198             651                ITF INABS 2006-A 02-09-06            $109,502.07
 1006913139          3139         XXXXXX3139             651                ITF INABS 2006-A 02-09-06            $211,404.00
 1006913428          3428         XXXXXX3428             651                ITF INABS 2006-A 02-09-06            $139,104.05
 1006914152          4152         XXXXXX4152             651                ITF INABS 2006-A 02-09-06            $159,459.79
 1006914699          4699         XXXXXX4699             651                ITF INABS 2006-A 02-09-06            $173,354.39
 1006914988          4988         XXXXXX4988             651                ITF INABS 2006-A 02-09-06               $0.00
 1006916025          6025         XXXXXX6025             651                ITF INABS 2006-A 02-09-06            $216,116.91
 1006916330          6330         XXXXXX6330             651                ITF INABS 2006-A 02-09-06            $225,000.00
 1006916462          6462         XXXXXX6462             651                ITF INABS 2006-A 02-09-06            $415,708.43
 1006918161          8161         XXXXXX8161             651                ITF INABS 2006-A 02-09-06            $205,282.73
 1006919920          9920         XXXXXX9920             651                ITF INABS 2006-A 02-09-06            $103,920.00
 1006920050          0050         XXXXXX0050             651                ITF INABS 2006-A 02-09-06            $134,705.63
 1006920225          0225         XXXXXX0225             651                ITF INABS 2006-A 02-09-06             $73,452.00
 1006920829          0829         XXXXXX0829             651                ITF INABS 2006-A 02-09-06             $62,030.11
 1006921082          1082         XXXXXX1082             651                ITF INABS 2006-A 02-09-06            $161,200.00
 1006922460          2460         XXXXXX2460             651                ITF INABS 2006-A 02-09-06             $94,199.70
 1006923583          3583         XXXXXX3583             651                ITF INABS 2006-A 02-09-06            $217,608.46
 1006924128          4128         XXXXXX4128             651                ITF INABS 2006-A 02-09-06            $139,345.74
 1006926412          6412         XXXXXX6412             651                ITF INABS 2006-A 02-09-06            $327,558.85
 1006926461          6461         XXXXXX6461             651                ITF INABS 2006-A 02-09-06             $78,658.93
 1006927220          7220         XXXXXX7220             651                ITF INABS 2006-A 02-09-06            $263,260.35
 1006927758          7758         XXXXXX7758             651                ITF INABS 2006-A 02-09-06            $295,200.00
 1006927816          7816         XXXXXX7816             651                ITF INABS 2006-A 02-09-06            $129,129.21
 1006928285          8285         XXXXXX8285             651                ITF INABS 2006-A 02-09-06            $323,340.57
 1006930737          0737         XXXXXX0737             651                ITF INABS 2006-A 02-09-06            $336,510.20
 1006930943          0943         XXXXXX0943             651                ITF INABS 2006-A 02-09-06            $159,952.50
 1006933202          3202         XXXXXX3202             651                ITF INABS 2006-A 02-09-06             $83,404.52
 1006934788          4788         XXXXXX4788             651                ITF INABS 2006-A 02-09-06            $159,200.00
 1006947624          7624         XXXXXX7624             651                ITF INABS 2006-A 02-09-06            $202,104.15
 1006949513          9513         XXXXXX9513             651                ITF INABS 2006-A 02-09-06            $240,000.00
 1006956062          6062         XXXXXX6062             651                ITF INABS 2006-A 02-09-06            $200,957.46
 1006958274          8274         XXXXXX8274             651                ITF INABS 2006-A 02-09-06            $311,920.00
 1006967101          7101         XXXXXX7101             651                ITF INABS 2006-A 02-09-06            $128,409.17
 1006971475          1475         XXXXXX1475             651                ITF INABS 2006-A 02-09-06            $105,450.97
 1006972861          2861         XXXXXX2861             651                ITF INABS 2006-A 02-09-06             $65,796.00
 1006973448          3448         XXXXXX3448             651                ITF INABS 2006-A 02-09-06            $196,800.00
 1006975658          5658         XXXXXX5658             651                ITF INABS 2006-A 02-09-06            $127,920.00
 1006976086          6086         XXXXXX6086             651                ITF INABS 2006-A 02-09-06            $217,262.13
 1006976805          6805         XXXXXX6805             651                ITF INABS 2006-A 02-09-06             $92,356.14
 1006981508          1508         XXXXXX1508             651                ITF INABS 2006-A 02-09-06             $83,222.73
 1006986101          6101         XXXXXX6101             651                ITF INABS 2006-A 02-09-06               $0.00
 1006986861          6861         XXXXXX6861             651                ITF INABS 2006-A 02-09-06            $115,673.80
 1006991911          1911         XXXXXX1911             651                ITF INABS 2006-A 02-09-06            $138,533.55
 1006995987          5987         XXXXXX5987             651                ITF INABS 2006-A 02-09-06            $476,250.00
 1006996019          6019         XXXXXX6019             651                ITF INABS 2006-A 02-09-06            $119,128.72
 3001194277          4277         XXXXXX4277             651                ITF INABS 2006-A 02-09-06            $246,632.88
 3001278450          8450         XXXXXX8450             651                ITF INABS 2006-A 02-09-06            $223,191.68
 3001299456          9456         XXXXXX9456             651                ITF INABS 2006-A 02-09-06             $55,985.13
 3001299589          9589         XXXXXX9589             651                ITF INABS 2006-A 02-09-06             $14,408.85
 3001302482          2482         XXXXXX2482             651                ITF INABS 2006-A 02-09-06             $50,072.45
 3001305014          5014         XXXXXX5014             651                ITF INABS 2006-A 02-09-06             $67,619.38
 3001305410          5410         XXXXXX5410             651                ITF INABS 2006-A 02-09-06             $76,276.84
 3001305428          5428         XXXXXX5428             651                ITF INABS 2006-A 02-09-06             $71,603.68
 3001305667          5667         XXXXXX5667             651                ITF INABS 2006-A 02-09-06             $76,630.41
 3001306590          6590         XXXXXX6590             651                ITF INABS 2006-A 02-09-06             $27,809.39
 3001316037          6037         XXXXXX6037             651                ITF INABS 2006-A 02-09-06            $190,000.00
 3001316482          6482         XXXXXX6482             651                ITF INABS 2006-A 02-09-06            $129,621.14
 3001316789          6789         XXXXXX6789             651                ITF INABS 2006-A 02-09-06            $196,500.00
 3001317639          7639         XXXXXX7639             651                ITF INABS 2006-A 02-09-06            $209,979.35
 3001394133          4133         XXXXXX4133             651                ITF INABS 2006-A 02-09-06            $200,000.00
 3001394331          4331         XXXXXX4331             651                ITF INABS 2006-A 02-09-06            $350,000.00
 3001394570          4570         XXXXXX4570             651                ITF INABS 2006-A 02-09-06            $292,470.26
 3001394737          4737         XXXXXX4737             651                ITF INABS 2006-A 02-09-06               $0.00
 3001396930          6930         XXXXXX6930             651                ITF INABS 2006-A 02-09-06             $90,508.35
 3001417595          7595         XXXXXX7595             651                ITF INABS 2006-A 02-09-06            $202,563.00
 3001429012          9012         XXXXXX9012             651                ITF INABS 2006-A 02-09-06            $236,960.18
 3001429897          9897         XXXXXX9897             651                ITF INABS 2006-A 02-09-06            $160,000.00
 3001441108          1108         XXXXXX1108             651                ITF INABS 2006-A 02-09-06             $70,346.02
 3001444920          4920         XXXXXX4920             651                ITF INABS 2006-A 02-09-06            $191,631.17
 3001454135          4135         XXXXXX4135             651                ITF INABS 2006-A 02-09-06            $412,000.00
 3001454549          4549         XXXXXX4549             651                ITF INABS 2006-A 02-09-06            $300,000.00
 3001466741          6741         XXXXXX6741             651                ITF INABS 2006-A 02-09-06            $498,298.00
 3001466832          6832         XXXXXX6832             651                ITF INABS 2006-A 02-09-06            $244,000.00
 3001466865          6865         XXXXXX6865             651                ITF INABS 2006-A 02-09-06            $364,500.00
 3001467665          7665         XXXXXX7665             651                ITF INABS 2006-A 02-09-06            $523,060.10
 3001467798          7798         XXXXXX7798             651                ITF INABS 2006-A 02-09-06            $411,135.41
 3001468887          8887         XXXXXX8887             651                ITF INABS 2006-A 02-09-06            $391,998.90
 3001469224          9224         XXXXXX9224             651                ITF INABS 2006-A 02-09-06            $139,963.51
 3001469323          9323         XXXXXX9323             651                ITF INABS 2006-A 02-09-06            $156,000.00
 3001469455          9455         XXXXXX9455             651                ITF INABS 2006-A 02-09-06            $332,999.02
 3001470248          0248         XXXXXX0248             651                ITF INABS 2006-A 02-09-06            $236,250.96
 3001482557          2557         XXXXXX2557             651                ITF INABS 2006-A 02-09-06            $165,000.00
 3001482573          2573         XXXXXX2573             651                ITF INABS 2006-A 02-09-06            $154,278.25
 3001482631          2631         XXXXXX2631             651                ITF INABS 2006-A 02-09-06            $152,328.09
 3001482763          2763         XXXXXX2763             651                ITF INABS 2006-A 02-09-06            $217,452.68
 3001482789          2789         XXXXXX2789             651                ITF INABS 2006-A 02-09-06            $131,825.69
 3001482805          2805         XXXXXX2805             651                ITF INABS 2006-A 02-09-06            $243,200.00
 3001482854          2854         XXXXXX2854             651                ITF INABS 2006-A 02-09-06            $134,098.68
 3001482870          2870         XXXXXX2870             651                ITF INABS 2006-A 02-09-06            $200,000.00
 3001482896          2896         XXXXXX2896             651                ITF INABS 2006-A 02-09-06               $0.00
 3001482904          2904         XXXXXX2904             651                ITF INABS 2006-A 02-09-06            $164,866.25
 3001482912          2912         XXXXXX2912             651                ITF INABS 2006-A 02-09-06            $205,591.71
 3001482946          2946         XXXXXX2946             651                ITF INABS 2006-A 02-09-06            $145,454.57
 3001482987          2987         XXXXXX2987             651                ITF INABS 2006-A 02-09-06            $213,532.58
 3001483001          3001         XXXXXX3001             651                ITF INABS 2006-A 02-09-06            $161,711.37
 3001483027          3027         XXXXXX3027             651                ITF INABS 2006-A 02-09-06            $292,000.00
 3001483068          3068         XXXXXX3068             651                ITF INABS 2006-A 02-09-06            $189,388.00
 3001483126          3126         XXXXXX3126             651                ITF INABS 2006-A 02-09-06            $115,963.64
 3001483621          3621         XXXXXX3621             651                ITF INABS 2006-A 02-09-06             $56,348.86
 3001501646          1646         XXXXXX1646             651                ITF INABS 2006-A 02-09-06            $169,512.61
 3001501703          1703         XXXXXX1703             651                ITF INABS 2006-A 02-09-06            $402,755.46
 3001505647          5647         XXXXXX5647             651                ITF INABS 2006-A 02-09-06            $310,643.33
 3001505670          5670         XXXXXX5670             651                ITF INABS 2006-A 02-09-06            $609,367.26
 3001508252          8252         XXXXXX8252             651                ITF INABS 2006-A 02-09-06             $97,713.52
 3001525702          5702         XXXXXX5702             651                ITF INABS 2006-A 02-09-06             $63,501.91
 3001525884          5884         XXXXXX5884             651                ITF INABS 2006-A 02-09-06            $161,910.00
 3001525926          5926         XXXXXX5926             651                ITF INABS 2006-A 02-09-06            $216,900.00
 3001525975          5975         XXXXXX5975             651                ITF INABS 2006-A 02-09-06            $219,860.89
 3001526049          6049         XXXXXX6049             651                ITF INABS 2006-A 02-09-06            $210,667.60
 3001526064          6064         XXXXXX6064             651                ITF INABS 2006-A 02-09-06            $476,000.00
 3001526114          6114         XXXXXX6114             651                ITF INABS 2006-A 02-09-06               $0.00
 3001526148          6148         XXXXXX6148             651                ITF INABS 2006-A 02-09-06            $169,550.00
 3001527039          7039         XXXXXX7039             651                ITF INABS 2006-A 02-09-06            $184,500.00
 3001527195          7195         XXXXXX7195             651                ITF INABS 2006-A 02-09-06            $329,111.85
 3001527203          7203         XXXXXX7203             651                ITF INABS 2006-A 02-09-06            $200,800.00
 3001527351          7351         XXXXXX7351             651                ITF INABS 2006-A 02-09-06            $532,000.00
 3001527369          7369         XXXXXX7369             651                ITF INABS 2006-A 02-09-06               $0.00
 3001527393          7393         XXXXXX7393             651                ITF INABS 2006-A 02-09-06            $431,200.00
 3001527435          7435         XXXXXX7435             651                ITF INABS 2006-A 02-09-06            $249,151.16
 3001527674          7674         XXXXXX7674             651                ITF INABS 2006-A 02-09-06            $279,999.95
 3001527856          7856         XXXXXX7856             651                ITF INABS 2006-A 02-09-06            $259,382.19
 3001527922          7922         XXXXXX7922             651                ITF INABS 2006-A 02-09-06            $458,390.01
 3001528797          8797         XXXXXX8797             651                ITF INABS 2006-A 02-09-06            $123,899.50
 3001529159          9159         XXXXXX9159             651                ITF INABS 2006-A 02-09-06             $93,500.00
 3001529274          9274         XXXXXX9274             651                ITF INABS 2006-A 02-09-06            $146,351.76
 3001529365          9365         XXXXXX9365             651                ITF INABS 2006-A 02-09-06            $143,154.16
 3001529431          9431         XXXXXX9431             651                ITF INABS 2006-A 02-09-06            $181,600.00
 3001529449          9449         XXXXXX9449             651                ITF INABS 2006-A 02-09-06            $110,988.52
 3001529530          9530         XXXXXX9530             651                ITF INABS 2006-A 02-09-06            $204,000.00
 3001529548          9548         XXXXXX9548             651                ITF INABS 2006-A 02-09-06               $0.00
 3001529605          9605         XXXXXX9605             651                ITF INABS 2006-A 02-09-06             $86,167.58
 3001529688          9688         XXXXXX9688             651                ITF INABS 2006-A 02-09-06            $243,000.00
 3001529712          9712         XXXXXX9712             651                ITF INABS 2006-A 02-09-06            $142,800.00
 3001529746          9746         XXXXXX9746             651                ITF INABS 2006-A 02-09-06            $172,860.44
 3001530082          0082         XXXXXX0082             651                ITF INABS 2006-A 02-09-06            $135,997.52
 3001530157          0157         XXXXXX0157             651                ITF INABS 2006-A 02-09-06            $216,000.00
 3001530470          0470         XXXXXX0470             651                ITF INABS 2006-A 02-09-06            $211,935.93
 3001530652          0652         XXXXXX0652             651                ITF INABS 2006-A 02-09-06            $129,311.86
 3001530694          0694         XXXXXX0694             651                ITF INABS 2006-A 02-09-06             $75,156.10
 3001530769          0769         XXXXXX0769             651                ITF INABS 2006-A 02-09-06             $66,976.72
 3001530827          0827         XXXXXX0827             651                ITF INABS 2006-A 02-09-06             $94,941.40
 3001530835          0835         XXXXXX0835             651                ITF INABS 2006-A 02-09-06            $148,000.00
 3001530975          0975         XXXXXX0975             651                ITF INABS 2006-A 02-09-06            $107,943.64
 3001531007          1007         XXXXXX1007             651                ITF INABS 2006-A 02-09-06             $90,035.58
 3001531072          1072         XXXXXX1072             651                ITF INABS 2006-A 02-09-06            $116,949.26
 3001531171          1171         XXXXXX1171             651                ITF INABS 2006-A 02-09-06             $77,876.25
 3001531304          1304         XXXXXX1304             651                ITF INABS 2006-A 02-09-06               $0.00
 3001531510          1510         XXXXXX1510             651                ITF INABS 2006-A 02-09-06             $86,400.00
 3001531536          1536         XXXXXX1536             651                ITF INABS 2006-A 02-09-06             $92,000.00
 3001531577          1577         XXXXXX1577             651                ITF INABS 2006-A 02-09-06            $105,349.01
 3001531593          1593         XXXXXX1593             651                ITF INABS 2006-A 02-09-06            $453,150.00
 3001531676          1676         XXXXXX1676             651                ITF INABS 2006-A 02-09-06             $74,245.36
 3001531742          1742         XXXXXX1742             651                ITF INABS 2006-A 02-09-06             $65,443.91
 3001531767          1767         XXXXXX1767             651                ITF INABS 2006-A 02-09-06            $134,780.37
 3001531775          1775         XXXXXX1775             651                ITF INABS 2006-A 02-09-06            $117,883.85
 3001531858          1858         XXXXXX1858             651                ITF INABS 2006-A 02-09-06             $59,329.65
 3001531908          1908         XXXXXX1908             651                ITF INABS 2006-A 02-09-06               $0.00
 3001531916          1916         XXXXXX1916             651                ITF INABS 2006-A 02-09-06            $119,076.32
 3001531924          1924         XXXXXX1924             651                ITF INABS 2006-A 02-09-06            $101,118.70
 3001532039          2039         XXXXXX2039             651                ITF INABS 2006-A 02-09-06             $88,179.56
 3001532070          2070         XXXXXX2070             651                ITF INABS 2006-A 02-09-06             $70,797.72
 3001532088          2088         XXXXXX2088             651                ITF INABS 2006-A 02-09-06             $85,186.08
 3001532096          2096         XXXXXX2096             651                ITF INABS 2006-A 02-09-06             $78,700.58
 3001532138          2138         XXXXXX2138             651                ITF INABS 2006-A 02-09-06             $79,815.08
 3001532153          2153         XXXXXX2153             651                ITF INABS 2006-A 02-09-06             $80,833.23
 3001532161          2161         XXXXXX2161             651                ITF INABS 2006-A 02-09-06            $161,835.87
 3001532179          2179         XXXXXX2179             651                ITF INABS 2006-A 02-09-06             $88,143.06
 3001532203          2203         XXXXXX2203             651                ITF INABS 2006-A 02-09-06            $157,000.00
 3001534811          4811         XXXXXX4811             651                ITF INABS 2006-A 02-09-06            $157,930.99
 3001534837          4837         XXXXXX4837             651                ITF INABS 2006-A 02-09-06            $146,916.41
 3001534936          4936         XXXXXX4936             651                ITF INABS 2006-A 02-09-06            $231,069.86
 3001534969          4969         XXXXXX4969             651                ITF INABS 2006-A 02-09-06            $117,630.78
 3001534977          4977         XXXXXX4977             651                ITF INABS 2006-A 02-09-06             $88,112.91
 3001535024          5024         XXXXXX5024             651                ITF INABS 2006-A 02-09-06               $0.00
 3001535057          5057         XXXXXX5057             651                ITF INABS 2006-A 02-09-06            $198,924.71
 3001535065          5065         XXXXXX5065             651                ITF INABS 2006-A 02-09-06            $175,930.75
 3001535115          5115         XXXXXX5115             651                ITF INABS 2006-A 02-09-06            $110,531.45
 3001535198          5198         XXXXXX5198             651                ITF INABS 2006-A 02-09-06            $385,696.67
 3001535214          5214         XXXXXX5214             651                ITF INABS 2006-A 02-09-06            $295,475.69
 3001535230          5230         XXXXXX5230             651                ITF INABS 2006-A 02-09-06            $218,470.70
 3001535297          5297         XXXXXX5297             651                ITF INABS 2006-A 02-09-06            $254,112.69
 3001535313          5313         XXXXXX5313             651                ITF INABS 2006-A 02-09-06            $269,069.42
 3001535347          5347         XXXXXX5347             651                ITF INABS 2006-A 02-09-06            $360,873.69
 3001535354          5354         XXXXXX5354             651                ITF INABS 2006-A 02-09-06            $290,389.63
 3001535370          5370         XXXXXX5370             651                ITF INABS 2006-A 02-09-06            $494,277.52
 3001535396          5396         XXXXXX5396             651                ITF INABS 2006-A 02-09-06            $123,578.69
 3001535412          5412         XXXXXX5412             651                ITF INABS 2006-A 02-09-06            $266,105.35
 3001535487          5487         XXXXXX5487             651                ITF INABS 2006-A 02-09-06            $291,615.80
 3001535511          5511         XXXXXX5511             651                ITF INABS 2006-A 02-09-06            $118,721.07
 1001830601          0601         XXXXXX0601             677              ITF INABS 2006-C REMIC 6/15/06          $57,047.08
 1001900388          0388         XXXXXX0388             677              ITF INABS 2006-C REMIC 6/15/06            $0.00
 1001911245          1245         XXXXXX1245             677              ITF INABS 2006-C REMIC 6/15/06            $0.00
 1002017919          7919         XXXXXX7919             677              ITF INABS 2006-C REMIC 6/15/06          $96,107.66
 1003062955          2955         XXXXXX2955             677              ITF INABS 2006-C REMIC 6/15/06         $387,432.92
 1003487772          7772         XXXXXX7772             677              ITF INABS 2006-C REMIC 6/15/06            $0.00
 1003953179          3179         XXXXXX3179             677              ITF INABS 2006-C REMIC 6/15/06            $0.00
 1004153878          3878         XXXXXX3878             677              ITF INABS 2006-C REMIC 6/15/06          $90,433.26
 1004175715          5715         XXXXXX5715             677              ITF INABS 2006-C REMIC 6/15/06         $128,251.16
 1004176226          6226         XXXXXX6226             677              ITF INABS 2006-C REMIC 6/15/06            $0.00
 1004179113          9113         XXXXXX9113             677              ITF INABS 2006-C REMIC 6/15/06            $0.00
 1004194575          4575         XXXXXX4575             677              ITF INABS 2006-C REMIC 6/15/06         $189,286.58
 1004194765          4765         XXXXXX4765             677              ITF INABS 2006-C REMIC 6/15/06         $386,477.77
 1004196703          6703         XXXXXX6703             677              ITF INABS 2006-C REMIC 6/15/06          $89,846.85
 1004198303          8303         XXXXXX8303             677              ITF INABS 2006-C REMIC 6/15/06          $55,974.72
 1004198451          8451         XXXXXX8451             677              ITF INABS 2006-C REMIC 6/15/06          $51,284.83
 1004205447          5447         XXXXXX5447             677              ITF INABS 2006-C REMIC 6/15/06          $84,819.49
 1004207278          7278         XXXXXX7278             677              ITF INABS 2006-C REMIC 6/15/06         $209,427.88
 1004208383          8383         XXXXXX8383             677              ITF INABS 2006-C REMIC 6/15/06         $233,155.42
 1004211106          1106         XXXXXX1106             677              ITF INABS 2006-C REMIC 6/15/06         $128,947.03
 1004228514          8514         XXXXXX8514             677              ITF INABS 2006-C REMIC 6/15/06            $0.00
 1004245542          5542         XXXXXX5542             677              ITF INABS 2006-C REMIC 6/15/06          $80,380.68
 1004259154          9154         XXXXXX9154             677              ITF INABS 2006-C REMIC 6/15/06          $76,716.45
 1004266720          6720         XXXXXX6720             677              ITF INABS 2006-C REMIC 6/15/06          $83,964.09
 1004288369          8369         XXXXXX8369             677              ITF INABS 2006-C REMIC 6/15/06         $214,107.31
 1004336572          6572         XXXXXX6572             677              ITF INABS 2006-C REMIC 6/15/06         $313,619.63
 1004380968          0968         XXXXXX0968             677              ITF INABS 2006-C REMIC 6/15/06         $157,032.04
 1004385363          5363         XXXXXX5363             677              ITF INABS 2006-C REMIC 6/15/06         $109,644.09
 1004389183          9183         XXXXXX9183             677              ITF INABS 2006-C REMIC 6/15/06          $91,529.32
 1004507958          7958         XXXXXX7958             677              ITF INABS 2006-C REMIC 6/15/06          $99,438.44
 1004619423          9423         XXXXXX9423             677              ITF INABS 2006-C REMIC 6/15/06         $131,065.53
 1004632889          2889         XXXXXX2889             677              ITF INABS 2006-C REMIC 6/15/06          $79,842.06
 1004641229          1229         XXXXXX1229             677              ITF INABS 2006-C REMIC 6/15/06          $64,738.42
 1004642565          2565         XXXXXX2565             677              ITF INABS 2006-C REMIC 6/15/06          $69,093.30
 1004673685          3685         XXXXXX3685             677              ITF INABS 2006-C REMIC 6/15/06         $170,650.58
 1004677439          7439         XXXXXX7439             677              ITF INABS 2006-C REMIC 6/15/06         $184,606.22
 1004705701          5701         XXXXXX5701             677              ITF INABS 2006-C REMIC 6/15/06          $73,336.43
 1004767198          7198         XXXXXX7198             677              ITF INABS 2006-C REMIC 6/15/06            $0.00
 1004771554          1554         XXXXXX1554             677              ITF INABS 2006-C REMIC 6/15/06         $183,455.61
 1004790836          0836         XXXXXX0836             677              ITF INABS 2006-C REMIC 6/15/06          $54,665.09
 1004873780          3780         XXXXXX3780             677              ITF INABS 2006-C REMIC 6/15/06         $116,908.48
 1004926455          6455         XXXXXX6455             677              ITF INABS 2006-C REMIC 6/15/06          $62,052.68
 1005009939          9939         XXXXXX9939             677              ITF INABS 2006-C REMIC 6/15/06         $108,400.04
 1005119548          9548         XXXXXX9548             677              ITF INABS 2006-C REMIC 6/15/06         $117,549.60
 1005141203          1203         XXXXXX1203             677              ITF INABS 2006-C REMIC 6/15/06         $123,722.20
 1005146673          6673         XXXXXX6673             677              ITF INABS 2006-C REMIC 6/15/06          $93,477.14
 1005275498          5498         XXXXXX5498             677              ITF INABS 2006-C REMIC 6/15/06          $50,639.91
 1005337900          7900         XXXXXX7900             677              ITF INABS 2006-C REMIC 6/15/06            $0.00
 1005352669          2669         XXXXXX2669             677              ITF INABS 2006-C REMIC 6/15/06          $44,925.89
 1005373236          3236         XXXXXX3236             677              ITF INABS 2006-C REMIC 6/15/06         $185,625.51
 1005384126          4126         XXXXXX4126             677              ITF INABS 2006-C REMIC 6/15/06         $107,267.73
 1005495609          5609         XXXXXX5609             677              ITF INABS 2006-C REMIC 6/15/06          $96,247.66
 1005498082          8082         XXXXXX8082             677              ITF INABS 2006-C REMIC 6/15/06         $134,400.00
 1005540727          0727         XXXXXX0727             677              ITF INABS 2006-C REMIC 6/15/06          $71,117.31
 1005562598          2598         XXXXXX2598             677              ITF INABS 2006-C REMIC 6/15/06         $216,876.09
 1005600109          0109         XXXXXX0109             677              ITF INABS 2006-C REMIC 6/15/06         $195,229.08
 1005606783          6783         XXXXXX6783             677              ITF INABS 2006-C REMIC 6/15/06         $155,042.73
 1005606973          6973         XXXXXX6973             677              ITF INABS 2006-C REMIC 6/15/06         $100,768.50
 1005634918          4918         XXXXXX4918             677              ITF INABS 2006-C REMIC 6/15/06         $176,055.03
 1005651524          1524         XXXXXX1524             677              ITF INABS 2006-C REMIC 6/15/06         $138,482.05
 1005667033          7033         XXXXXX7033             677              ITF INABS 2006-C REMIC 6/15/06         $103,203.19
 1005668999          8999         XXXXXX8999             677              ITF INABS 2006-C REMIC 6/15/06            $0.00
 1005749930          9930         XXXXXX9930             677              ITF INABS 2006-C REMIC 6/15/06            $0.00
 1005760226          0226         XXXXXX0226             677              ITF INABS 2006-C REMIC 6/15/06            $0.00
 1005779648          9648         XXXXXX9648             677              ITF INABS 2006-C REMIC 6/15/06          $71,599.80
 1005849888          9888         XXXXXX9888             677              ITF INABS 2006-C REMIC 6/15/06          $61,511.07
 1005866569          6569         XXXXXX6569             677              ITF INABS 2006-C REMIC 6/15/06          $67,115.99
 1005886815          6815         XXXXXX6815             677              ITF INABS 2006-C REMIC 6/15/06            $0.00
 1005897655          7655         XXXXXX7655             677              ITF INABS 2006-C REMIC 6/15/06          $63,090.38
 1005918097          8097         XXXXXX8097             677              ITF INABS 2006-C REMIC 6/15/06            $0.00
 1006094385          4385         XXXXXX4385             677              ITF INABS 2006-C REMIC 6/15/06            $0.00
 1006114316          4316         XXXXXX4316             677              ITF INABS 2006-C REMIC 6/15/06          $36,433.99
 1006140774          0774         XXXXXX0774             677              ITF INABS 2006-C REMIC 6/15/06         $147,919.57
 1006747529          7529         XXXXXX7529             677              ITF INABS 2006-C REMIC 6/15/06         $235,000.00
 1006799975          9975         XXXXXX9975             677              ITF INABS 2006-C REMIC 6/15/06          $75,257.48
 1006819013          9013         XXXXXX9013             677              ITF INABS 2006-C REMIC 6/15/06         $162,328.81
 1006819344          9344         XXXXXX9344             677              ITF INABS 2006-C REMIC 6/15/06         $193,505.29
 1006819526          9526         XXXXXX9526             677              ITF INABS 2006-C REMIC 6/15/06         $296,447.36
 1006819690          9690         XXXXXX9690             677              ITF INABS 2006-C REMIC 6/15/06         $174,278.90
 1006838153          8153         XXXXXX8153             677              ITF INABS 2006-C REMIC 6/15/06         $288,000.00
 1006919698          9698         XXXXXX9698             677              ITF INABS 2006-C REMIC 6/15/06         $232,000.00
 1006935884          5884         XXXXXX5884             677              ITF INABS 2006-C REMIC 6/15/06         $348,000.00
 1006936379          6379         XXXXXX6379             677              ITF INABS 2006-C REMIC 6/15/06         $261,786.85
 1006941049          1049         XXXXXX1049             677              ITF INABS 2006-C REMIC 6/15/06          $75,920.00
 1006968869          8869         XXXXXX8869             677              ITF INABS 2006-C REMIC 6/15/06         $171,452.29
 1006980823          0823         XXXXXX0823             677              ITF INABS 2006-C REMIC 6/15/06         $115,888.53
 1006988701          8701         XXXXXX8701             677              ITF INABS 2006-C REMIC 6/15/06            $0.00
 1006990210          0210         XXXXXX0210             677              ITF INABS 2006-C REMIC 6/15/06         $163,541.93
 1007004540          4540         XXXXXX4540             677              ITF INABS 2006-C REMIC 6/15/06         $388,857.55
 1007008756          8756         XXXXXX8756             677              ITF INABS 2006-C REMIC 6/15/06          $85,458.20
 1007014366          4366         XXXXXX4366             677              ITF INABS 2006-C REMIC 6/15/06         $218,361.36
 1007016429          6429         XXXXXX6429             677              ITF INABS 2006-C REMIC 6/15/06         $188,012.05
 1007038118          8118         XXXXXX8118             677              ITF INABS 2006-C REMIC 6/15/06         $122,851.36
 1007043902          3902         XXXXXX3902             677              ITF INABS 2006-C REMIC 6/15/06          $98,314.06
 1007058934          8934         XXXXXX8934             677              ITF INABS 2006-C REMIC 6/15/06         $155,441.71
 1007074147          4147         XXXXXX4147             677              ITF INABS 2006-C REMIC 6/15/06         $144,971.75
 1007080128          0128         XXXXXX0128             677              ITF INABS 2006-C REMIC 6/15/06          $83,310.90
 1007089699          9699         XXXXXX9699             677              ITF INABS 2006-C REMIC 6/15/06         $246,081.33
 1007090853          0853         XXXXXX0853             677              ITF INABS 2006-C REMIC 6/15/06            $0.00
 1007091489          1489         XXXXXX1489             677              ITF INABS 2006-C REMIC 6/15/06         $195,000.00
 1007093626          3626         XXXXXX3626             677              ITF INABS 2006-C REMIC 6/15/06         $200,000.00
 1007100132          0132         XXXXXX0132             677              ITF INABS 2006-C REMIC 6/15/06         $255,245.80
 1007101593          1593         XXXXXX1593             677              ITF INABS 2006-C REMIC 6/15/06         $417,000.00
 1007113853          3853         XXXXXX3853             677              ITF INABS 2006-C REMIC 6/15/06         $313,505.27
 1007116138          6138         XXXXXX6138             677              ITF INABS 2006-C REMIC 6/15/06         $336,000.00
 1007117797          7797         XXXXXX7797             677              ITF INABS 2006-C REMIC 6/15/06         $387,600.00
 1007118589          8589         XXXXXX8589             677              ITF INABS 2006-C REMIC 6/15/06         $117,600.00
 1007119801          9801         XXXXXX9801             677              ITF INABS 2006-C REMIC 6/15/06         $287,355.66
 1007145467          5467         XXXXXX5467             677              ITF INABS 2006-C REMIC 6/15/06         $222,009.34
 1007150335          0335         XXXXXX0335             677              ITF INABS 2006-C REMIC 6/15/06         $154,687.21
 1007155045          5045         XXXXXX5045             677              ITF INABS 2006-C REMIC 6/15/06         $337,250.00
 1007167420          7420         XXXXXX7420             677              ITF INABS 2006-C REMIC 6/15/06         $215,572.00
 1007172248          2248         XXXXXX2248             677              ITF INABS 2006-C REMIC 6/15/06         $216,212.92
 1007172313          2313         XXXXXX2313             677              ITF INABS 2006-C REMIC 6/15/06         $423,999.87
 1007176744          6744         XXXXXX6744             677              ITF INABS 2006-C REMIC 6/15/06         $203,172.38
 1007178575          8575         XXXXXX8575             677              ITF INABS 2006-C REMIC 6/15/06         $333,400.48
 1007179151          9151         XXXXXX9151             677              ITF INABS 2006-C REMIC 6/15/06         $167,900.00
 1007182403          2403         XXXXXX2403             677              ITF INABS 2006-C REMIC 6/15/06         $273,297.32
 1007182817          2817         XXXXXX2817             677              ITF INABS 2006-C REMIC 6/15/06         $283,762.61
 1007183351          3351         XXXXXX3351             677              ITF INABS 2006-C REMIC 6/15/06         $234,242.27
 1007186800          6800         XXXXXX6800             677              ITF INABS 2006-C REMIC 6/15/06         $181,600.00
 1007187089          7089         XXXXXX7089             677              ITF INABS 2006-C REMIC 6/15/06         $374,000.00
 1007191214          1214         XXXXXX1214             677              ITF INABS 2006-C REMIC 6/15/06         $240,000.00
 1007191925          1925         XXXXXX1925             677              ITF INABS 2006-C REMIC 6/15/06         $218,799.35
 1007194010          4010         XXXXXX4010             677              ITF INABS 2006-C REMIC 6/15/06         $242,569.92
 1007205154          5154         XXXXXX5154             677              ITF INABS 2006-C REMIC 6/15/06         $424,300.00
 1007212127          2127         XXXXXX2127             677              ITF INABS 2006-C REMIC 6/15/06         $270,800.00
 1007213695          3695         XXXXXX3695             677              ITF INABS 2006-C REMIC 6/15/06         $132,982.40
 1007216730          6730         XXXXXX6730             677              ITF INABS 2006-C REMIC 6/15/06         $318,897.03
 1007223686          3686         XXXXXX3686             677              ITF INABS 2006-C REMIC 6/15/06         $317,700.00
 1007225780          5780         XXXXXX5780             677              ITF INABS 2006-C REMIC 6/15/06          $87,647.14
 1007225913          5913         XXXXXX5913             677              ITF INABS 2006-C REMIC 6/15/06          $77,464.37
 1007226747          6747         XXXXXX6747             677              ITF INABS 2006-C REMIC 6/15/06         $475,402.13
 1007228974          8974         XXXXXX8974             677              ITF INABS 2006-C REMIC 6/15/06         $250,000.00
 1007230376          0376         XXXXXX0376             677              ITF INABS 2006-C REMIC 6/15/06          $78,109.93
 1007236092          6092         XXXXXX6092             677              ITF INABS 2006-C REMIC 6/15/06         $117,596.64
 1007239427          9427         XXXXXX9427             677              ITF INABS 2006-C REMIC 6/15/06         $172,990.76
 1007242157          2157         XXXXXX2157             677              ITF INABS 2006-C REMIC 6/15/06         $390,000.00
 1007245739          5739         XXXXXX5739             677              ITF INABS 2006-C REMIC 6/15/06         $159,467.17
 1007246547          6547         XXXXXX6547             677              ITF INABS 2006-C REMIC 6/15/06         $141,593.27
 1007249475          9475         XXXXXX9475             677              ITF INABS 2006-C REMIC 6/15/06         $220,000.00
 1007249715          9715         XXXXXX9715             677              ITF INABS 2006-C REMIC 6/15/06         $352,000.00
 1007251380          1380         XXXXXX1380             677              ITF INABS 2006-C REMIC 6/15/06         $260,013.41
 1007251620          1620         XXXXXX1620             677              ITF INABS 2006-C REMIC 6/15/06         $196,778.90
 1007255399          5399         XXXXXX5399             677              ITF INABS 2006-C REMIC 6/15/06         $127,712.74
 1007257148          7148         XXXXXX7148             677              ITF INABS 2006-C REMIC 6/15/06         $231,999.64
 1007260050          0050         XXXXXX0050             677              ITF INABS 2006-C REMIC 6/15/06         $238,354.23
 1007260886          0886         XXXXXX0886             677              ITF INABS 2006-C REMIC 6/15/06         $318,323.92
 1007262015          2015         XXXXXX2015             677              ITF INABS 2006-C REMIC 6/15/06          $85,342.74
 1007262239          2239         XXXXXX2239             677              ITF INABS 2006-C REMIC 6/15/06         $144,000.00
 1007263278          3278         XXXXXX3278             677              ITF INABS 2006-C REMIC 6/15/06         $169,962.24
 1007265851          5851         XXXXXX5851             677              ITF INABS 2006-C REMIC 6/15/06         $223,250.00
 1007266149          6149         XXXXXX6149             677              ITF INABS 2006-C REMIC 6/15/06         $161,888.90
 1007269028          9028         XXXXXX9028             677              ITF INABS 2006-C REMIC 6/15/06         $368,017.24
 1007269887          9887         XXXXXX9887             677              ITF INABS 2006-C REMIC 6/15/06         $127,767.05
 1007273053          3053         XXXXXX3053             677              ITF INABS 2006-C REMIC 6/15/06          $94,962.25
 1007273624          3624         XXXXXX3624             677              ITF INABS 2006-C REMIC 6/15/06          $78,530.34
 1007277476          7476         XXXXXX7476             677              ITF INABS 2006-C REMIC 6/15/06         $209,756.01
 1007281023          1023         XXXXXX1023             677              ITF INABS 2006-C REMIC 6/15/06         $497,452.20
 1007282047          2047         XXXXXX2047             677              ITF INABS 2006-C REMIC 6/15/06         $180,354.74
 1007283193          3193         XXXXXX3193             677              ITF INABS 2006-C REMIC 6/15/06            $0.00
 1007284779          4779         XXXXXX4779             677              ITF INABS 2006-C REMIC 6/15/06          $75,143.27
 1007285230          5230         XXXXXX5230             677              ITF INABS 2006-C REMIC 6/15/06         $189,554.17
 1007287152          7152         XXXXXX7152             677              ITF INABS 2006-C REMIC 6/15/06         $738,961.92
 1007287293          7293         XXXXXX7293             677              ITF INABS 2006-C REMIC 6/15/06            $0.00
 1007288135          8135         XXXXXX8135             677              ITF INABS 2006-C REMIC 6/15/06         $112,860.61
 1007288481          8481         XXXXXX8481             677              ITF INABS 2006-C REMIC 6/15/06         $126,400.00
 1007289133          9133         XXXXXX9133             677              ITF INABS 2006-C REMIC 6/15/06         $222,921.98
 1007289265          9265         XXXXXX9265             677              ITF INABS 2006-C REMIC 6/15/06         $104,871.50
 1007291162          1162         XXXXXX1162             677              ITF INABS 2006-C REMIC 6/15/06         $173,963.88
 1007291261          1261         XXXXXX1261             677              ITF INABS 2006-C REMIC 6/15/06         $109,467.19
 1007293416          3416         XXXXXX3416             677              ITF INABS 2006-C REMIC 6/15/06         $229,360.02
 1007300021          0021         XXXXXX0021             677              ITF INABS 2006-C REMIC 6/15/06         $168,474.59
 1007300351          0351         XXXXXX0351             677              ITF INABS 2006-C REMIC 6/15/06         $151,280.09
 1007300690          0690         XXXXXX0690             677              ITF INABS 2006-C REMIC 6/15/06         $146,109.12
 1007301458          1458         XXXXXX1458             677              ITF INABS 2006-C REMIC 6/15/06         $343,197.11
 1007302365          2365         XXXXXX2365             677              ITF INABS 2006-C REMIC 6/15/06         $169,510.67
 1007305095          5095         XXXXXX5095             677              ITF INABS 2006-C REMIC 6/15/06         $178,060.54
 1007305681          5681         XXXXXX5681             677              ITF INABS 2006-C REMIC 6/15/06         $364,000.00
 1007308164          8164         XXXXXX8164             677              ITF INABS 2006-C REMIC 6/15/06         $128,250.00
 1007308404          8404         XXXXXX8404             677              ITF INABS 2006-C REMIC 6/15/06          $81,848.50
 1007308479          8479         XXXXXX8479             677              ITF INABS 2006-C REMIC 6/15/06         $107,814.24
 1007308776          8776         XXXXXX8776             677              ITF INABS 2006-C REMIC 6/15/06          $52,780.29
 1007309287          9287         XXXXXX9287             677              ITF INABS 2006-C REMIC 6/15/06          $38,512.37
 1007309493          9493         XXXXXX9493             677              ITF INABS 2006-C REMIC 6/15/06         $309,673.77
 1007310046          0046         XXXXXX0046             677              ITF INABS 2006-C REMIC 6/15/06         $343,498.48
 1007310939          0939         XXXXXX0939             677              ITF INABS 2006-C REMIC 6/15/06            $0.00
 1007311093          1093         XXXXXX1093             677              ITF INABS 2006-C REMIC 6/15/06         $230,009.63
 1007311762          1762         XXXXXX1762             677              ITF INABS 2006-C REMIC 6/15/06          $59,271.48
 1007311929          1929         XXXXXX1929             677              ITF INABS 2006-C REMIC 6/15/06         $277,967.75
 1007311945          1945         XXXXXX1945             677              ITF INABS 2006-C REMIC 6/15/06         $180,800.00
 1007312109          2109         XXXXXX2109             677              ITF INABS 2006-C REMIC 6/15/06         $189,694.01
 1007312679          2679         XXXXXX2679             677              ITF INABS 2006-C REMIC 6/15/06         $114,342.71
 1007312976          2976         XXXXXX2976             677              ITF INABS 2006-C REMIC 6/15/06         $135,846.94
 1007313701          3701         XXXXXX3701             677              ITF INABS 2006-C REMIC 6/15/06         $138,888.89
 1007314139          4139         XXXXXX4139             677              ITF INABS 2006-C REMIC 6/15/06            $0.00
 1007314246          4246         XXXXXX4246             677              ITF INABS 2006-C REMIC 6/15/06         $283,774.29
 1007314683          4683         XXXXXX4683             677              ITF INABS 2006-C REMIC 6/15/06         $279,000.00
 1007315094          5094         XXXXXX5094             677              ITF INABS 2006-C REMIC 6/15/06         $284,963.78
 1007315805          5805         XXXXXX5805             677              ITF INABS 2006-C REMIC 6/15/06            $0.00
 1007317249          7249         XXXXXX7249             677              ITF INABS 2006-C REMIC 6/15/06         $353,350.05
 1007317686          7686         XXXXXX7686             677              ITF INABS 2006-C REMIC 6/15/06            $0.00
 1007319286          9286         XXXXXX9286             677              ITF INABS 2006-C REMIC 6/15/06         $127,877.58
 1007319484          9484         XXXXXX9484             677              ITF INABS 2006-C REMIC 6/15/06          $58,439.81
 1007320359          0359         XXXXXX0359             677              ITF INABS 2006-C REMIC 6/15/06         $143,260.04
 1007321316          1316         XXXXXX1316             677              ITF INABS 2006-C REMIC 6/15/06         $199,996.33
 1007321738          1738         XXXXXX1738             677              ITF INABS 2006-C REMIC 6/15/06         $231,502.76
 1007321860          1860         XXXXXX1860             677              ITF INABS 2006-C REMIC 6/15/06         $157,895.67
 1007321910          1910         XXXXXX1910             677              ITF INABS 2006-C REMIC 6/15/06         $119,433.38
 1007322827          2827         XXXXXX2827             677              ITF INABS 2006-C REMIC 6/15/06         $270,779.76
 1007323064          3064         XXXXXX3064             677              ITF INABS 2006-C REMIC 6/15/06         $134,394.36
 1007323122          3122         XXXXXX3122             677              ITF INABS 2006-C REMIC 6/15/06         $253,527.66
 1007324179          4179         XXXXXX4179             677              ITF INABS 2006-C REMIC 6/15/06          $86,110.25
 1007325135          5135         XXXXXX5135             677              ITF INABS 2006-C REMIC 6/15/06         $230,099.60
 1007325358          5358         XXXXXX5358             677              ITF INABS 2006-C REMIC 6/15/06         $149,196.14
 1007325515          5515         XXXXXX5515             677              ITF INABS 2006-C REMIC 6/15/06         $274,103.53
 1007327743          7743         XXXXXX7743             677              ITF INABS 2006-C REMIC 6/15/06         $192,047.02
 1007328287          8287         XXXXXX8287             677              ITF INABS 2006-C REMIC 6/15/06         $238,866.68
 1007328923          8923         XXXXXX8923             677              ITF INABS 2006-C REMIC 6/15/06         $220,612.36
 1007330333          0333         XXXXXX0333             677              ITF INABS 2006-C REMIC 6/15/06         $381,123.29
 1007330507          0507         XXXXXX0507             677              ITF INABS 2006-C REMIC 6/15/06         $159,184.67
 1007330838          0838         XXXXXX0838             677              ITF INABS 2006-C REMIC 6/15/06         $199,237.72
 1007331067          1067         XXXXXX1067             677              ITF INABS 2006-C REMIC 6/15/06         $107,291.41
 1007331125          1125         XXXXXX1125             677              ITF INABS 2006-C REMIC 6/15/06         $116,422.29
 1007331240          1240         XXXXXX1240             677              ITF INABS 2006-C REMIC 6/15/06         $344,114.76
 1007331331          1331         XXXXXX1331             677              ITF INABS 2006-C REMIC 6/15/06         $311,500.00
 1007332537          2537         XXXXXX2537             677              ITF INABS 2006-C REMIC 6/15/06         $415,200.00
 1007335746          5746         XXXXXX5746             677              ITF INABS 2006-C REMIC 6/15/06            $0.00
 1007336454          6454         XXXXXX6454             677              ITF INABS 2006-C REMIC 6/15/06         $117,268.63
 1007336520          6520         XXXXXX6520             677              ITF INABS 2006-C REMIC 6/15/06         $189,087.70
 1007337049          7049         XXXXXX7049             677              ITF INABS 2006-C REMIC 6/15/06         $109,961.04
 1007338716          8716         XXXXXX8716             677              ITF INABS 2006-C REMIC 6/15/06            $0.00
 1007342825          2825         XXXXXX2825             677              ITF INABS 2006-C REMIC 6/15/06         $129,660.44
 1007343716          3716         XXXXXX3716             677              ITF INABS 2006-C REMIC 6/15/06         $134,494.97
 1007343872          3872         XXXXXX3872             677              ITF INABS 2006-C REMIC 6/15/06         $141,964.12
 1007345018          5018         XXXXXX5018             677              ITF INABS 2006-C REMIC 6/15/06         $467,952.35
 1007345315          5315         XXXXXX5315             677              ITF INABS 2006-C REMIC 6/15/06         $151,542.03
 1007347089          7089         XXXXXX7089             677              ITF INABS 2006-C REMIC 6/15/06         $134,906.30
 1007347428          7428         XXXXXX7428             677              ITF INABS 2006-C REMIC 6/15/06         $184,281.93
 1007347642          7642         XXXXXX7642             677              ITF INABS 2006-C REMIC 6/15/06         $298,290.06
 1007348301          8301         XXXXXX8301             677              ITF INABS 2006-C REMIC 6/15/06          $27,378.85
 1007348392          8392         XXXXXX8392             677              ITF INABS 2006-C REMIC 6/15/06          $50,796.79
 1007348616          8616         XXXXXX8616             677              ITF INABS 2006-C REMIC 6/15/06         $398,285.82
 1007348947          8947         XXXXXX8947             677              ITF INABS 2006-C REMIC 6/15/06         $191,154.56
 1007349184          9184         XXXXXX9184             677              ITF INABS 2006-C REMIC 6/15/06          $75,650.00
 1007349994          9994         XXXXXX9994             677              ITF INABS 2006-C REMIC 6/15/06         $248,202.71
 1007350760          0760         XXXXXX0760             677              ITF INABS 2006-C REMIC 6/15/06         $178,614.80
 1007350869          0869         XXXXXX0869             677              ITF INABS 2006-C REMIC 6/15/06          $62,824.83
 1007351578          1578         XXXXXX1578             677              ITF INABS 2006-C REMIC 6/15/06         $326,400.00
 1007352667          2667         XXXXXX2667             677              ITF INABS 2006-C REMIC 6/15/06         $108,282.10
 1007352683          2683         XXXXXX2683             677              ITF INABS 2006-C REMIC 6/15/06            $0.00
 1007352881          2881         XXXXXX2881             677              ITF INABS 2006-C REMIC 6/15/06         $174,030.68
 1007352964          2964         XXXXXX2964             677              ITF INABS 2006-C REMIC 6/15/06            $0.00
 1007353095          3095         XXXXXX3095             677              ITF INABS 2006-C REMIC 6/15/06          $44,890.35
 1007353319          3319         XXXXXX3319             677              ITF INABS 2006-C REMIC 6/15/06         $224,957.85
 1007353608          3608         XXXXXX3608             677              ITF INABS 2006-C REMIC 6/15/06         $106,057.37
 1007353855          3855         XXXXXX3855             677              ITF INABS 2006-C REMIC 6/15/06         $139,759.18
 1007354671          4671         XXXXXX4671             677              ITF INABS 2006-C REMIC 6/15/06          $44,710.80
 1007355710          5710         XXXXXX5710             677              ITF INABS 2006-C REMIC 6/15/06         $202,906.85
 1007356478          6478         XXXXXX6478             677              ITF INABS 2006-C REMIC 6/15/06            $0.00
 1007356742          6742         XXXXXX6742             677              ITF INABS 2006-C REMIC 6/15/06         $183,888.76
 1007356817          6817         XXXXXX6817             677              ITF INABS 2006-C REMIC 6/15/06         $123,130.07
 1007358615          8615         XXXXXX8615             677              ITF INABS 2006-C REMIC 6/15/06         $239,239.53
 1007358706          8706         XXXXXX8706             677              ITF INABS 2006-C REMIC 6/15/06         $138,217.31
 1007358904          8904         XXXXXX8904             677              ITF INABS 2006-C REMIC 6/15/06         $104,478.34
 1007359282          9282         XXXXXX9282             677              ITF INABS 2006-C REMIC 6/15/06         $140,076.58
 1007360645          0645         XXXXXX0645             677              ITF INABS 2006-C REMIC 6/15/06          $30,854.39
 1007362005          2005         XXXXXX2005             677              ITF INABS 2006-C REMIC 6/15/06         $188,730.40
 1007362138          2138         XXXXXX2138             677              ITF INABS 2006-C REMIC 6/15/06         $426,227.69
 1007362187          2187         XXXXXX2187             677              ITF INABS 2006-C REMIC 6/15/06         $156,521.14
 1007362286          2286         XXXXXX2286             677              ITF INABS 2006-C REMIC 6/15/06         $139,716.89
 1007362344          2344         XXXXXX2344             677              ITF INABS 2006-C REMIC 6/15/06            $0.00
 1007363250          3250         XXXXXX3250             677              ITF INABS 2006-C REMIC 6/15/06         $495,000.00
 1007364365          4365         XXXXXX4365             677              ITF INABS 2006-C REMIC 6/15/06         $259,242.36
 1007364746          4746         XXXXXX4746             677              ITF INABS 2006-C REMIC 6/15/06          $94,618.83
 1007365032          5032         XXXXXX5032             677              ITF INABS 2006-C REMIC 6/15/06         $225,918.26
 1007366899          6899         XXXXXX6899             677              ITF INABS 2006-C REMIC 6/15/06         $255,956.33
 1007366964          6964         XXXXXX6964             677              ITF INABS 2006-C REMIC 6/15/06          $93,331.52
 1007367129          7129         XXXXXX7129             677              ITF INABS 2006-C REMIC 6/15/06            $0.00
 1007368846          8846         XXXXXX8846             677              ITF INABS 2006-C REMIC 6/15/06         $189,924.50
 1007369315          9315         XXXXXX9315             677              ITF INABS 2006-C REMIC 6/15/06         $149,109.58
 1007370495          0495         XXXXXX0495             677              ITF INABS 2006-C REMIC 6/15/06         $295,540.73
 1007370685          0685         XXXXXX0685             677              ITF INABS 2006-C REMIC 6/15/06            $0.00
 1007372095          2095         XXXXXX2095             677              ITF INABS 2006-C REMIC 6/15/06         $166,123.19
 1007372285          2285         XXXXXX2285             677              ITF INABS 2006-C REMIC 6/15/06         $108,403.54
 1007373077          3077         XXXXXX3077             677              ITF INABS 2006-C REMIC 6/15/06         $216,999.94
 1007374091          4091         XXXXXX4091             677              ITF INABS 2006-C REMIC 6/15/06            $0.00
 1007375452          5452         XXXXXX5452             677              ITF INABS 2006-C REMIC 6/15/06         $236,000.00
 1007375809          5809         XXXXXX5809             677              ITF INABS 2006-C REMIC 6/15/06         $367,481.05
 1007377441          7441         XXXXXX7441             677              ITF INABS 2006-C REMIC 6/15/06          $98,081.77
 1007378225          8225         XXXXXX8225             677              ITF INABS 2006-C REMIC 6/15/06         $399,715.80
 1007379348          9348         XXXXXX9348             677              ITF INABS 2006-C REMIC 6/15/06         $387,905.32
 1007379694          9694         XXXXXX9694             677              ITF INABS 2006-C REMIC 6/15/06          $47,481.12
 1007380627          0627         XXXXXX0627             677              ITF INABS 2006-C REMIC 6/15/06         $248,367.39
 1007380874          0874         XXXXXX0874             677              ITF INABS 2006-C REMIC 6/15/06         $120,987.11
 1007382896          2896         XXXXXX2896             677              ITF INABS 2006-C REMIC 6/15/06          $35,970.10
 1007383647          3647         XXXXXX3647             677              ITF INABS 2006-C REMIC 6/15/06            $0.00
 1007385626          5626         XXXXXX5626             677              ITF INABS 2006-C REMIC 6/15/06         $123,982.26
 1007385832          5832         XXXXXX5832             677              ITF INABS 2006-C REMIC 6/15/06         $583,500.00
 1007387986          7986         XXXXXX7986             677              ITF INABS 2006-C REMIC 6/15/06         $212,500.00
 1007392929          2929         XXXXXX2929             677              ITF INABS 2006-C REMIC 6/15/06         $119,808.16
 1007393406          3406         XXXXXX3406             677              ITF INABS 2006-C REMIC 6/15/06          $33,552.23
 1007393505          3505         XXXXXX3505             677              ITF INABS 2006-C REMIC 6/15/06         $231,934.06
 1007393604          3604         XXXXXX3604             677              ITF INABS 2006-C REMIC 6/15/06         $203,716.27
 1007393968          3968         XXXXXX3968             677              ITF INABS 2006-C REMIC 6/15/06         $108,960.06
 1007394073          4073         XXXXXX4073             677              ITF INABS 2006-C REMIC 6/15/06         $169,217.50
 1007395021          5021         XXXXXX5021             677              ITF INABS 2006-C REMIC 6/15/06            $0.00
 1007395518          5518         XXXXXX5518             677              ITF INABS 2006-C REMIC 6/15/06         $199,259.29
 1007395724          5724         XXXXXX5724             677              ITF INABS 2006-C REMIC 6/15/06         $216,446.51
 1007395856          5856         XXXXXX5856             677              ITF INABS 2006-C REMIC 6/15/06         $172,169.81
 1007396854          6854         XXXXXX6854             677              ITF INABS 2006-C REMIC 6/15/06         $177,949.20
 1007398553          8553         XXXXXX8553             677              ITF INABS 2006-C REMIC 6/15/06            $0.00
 1007398918          8918         XXXXXX8918             677              ITF INABS 2006-C REMIC 6/15/06          $74,591.24
 1007399197          9197         XXXXXX9197             677              ITF INABS 2006-C REMIC 6/15/06         $191,721.22
 1007399411          9411         XXXXXX9411             677              ITF INABS 2006-C REMIC 6/15/06         $224,871.76
 1007405515          5515         XXXXXX5515             677              ITF INABS 2006-C REMIC 6/15/06         $161,337.71
 1007405663          5663         XXXXXX5663             677              ITF INABS 2006-C REMIC 6/15/06            $0.00
 1007406117          6117         XXXXXX6117             677              ITF INABS 2006-C REMIC 6/15/06         $169,708.90
 1007406323          6323         XXXXXX6323             677              ITF INABS 2006-C REMIC 6/15/06         $396,306.12
 1007406430          6430         XXXXXX6430             677              ITF INABS 2006-C REMIC 6/15/06         $175,008.50
 1007408733          8733         XXXXXX8733             677              ITF INABS 2006-C REMIC 6/15/06         $109,493.70
 1007408964          8964         XXXXXX8964             677              ITF INABS 2006-C REMIC 6/15/06         $114,213.89
 1007408998          8998         XXXXXX8998             677              ITF INABS 2006-C REMIC 6/15/06            $0.00
 1007410085          0085         XXXXXX0085             677              ITF INABS 2006-C REMIC 6/15/06         $253,733.09
 1007410598          0598         XXXXXX0598             677              ITF INABS 2006-C REMIC 6/15/06            $0.00
 1007411166          1166         XXXXXX1166             677              ITF INABS 2006-C REMIC 6/15/06          $60,911.01
 1007412602          2602         XXXXXX2602             677              ITF INABS 2006-C REMIC 6/15/06         $151,199.16
 1007412974          2974         XXXXXX2974             677              ITF INABS 2006-C REMIC 6/15/06         $129,254.85
 1007413113          3113         XXXXXX3113             677              ITF INABS 2006-C REMIC 6/15/06          $80,520.03
 1007414194          4194         XXXXXX4194             677              ITF INABS 2006-C REMIC 6/15/06         $496,812.85
 1007415241          5241         XXXXXX5241             677              ITF INABS 2006-C REMIC 6/15/06         $112,759.23
 1007415464          5464         XXXXXX5464             677              ITF INABS 2006-C REMIC 6/15/06         $127,167.21
 1007415688          5688         XXXXXX5688             677              ITF INABS 2006-C REMIC 6/15/06         $257,119.63
 1007415753          5753         XXXXXX5753             677              ITF INABS 2006-C REMIC 6/15/06         $399,900.95
 1007415787          5787         XXXXXX5787             677              ITF INABS 2006-C REMIC 6/15/06         $102,457.67
 1007416785          6785         XXXXXX6785             677              ITF INABS 2006-C REMIC 6/15/06         $273,887.27
 1007417098          7098         XXXXXX7098             677              ITF INABS 2006-C REMIC 6/15/06         $105,698.50
 1007417692          7692         XXXXXX7692             677              ITF INABS 2006-C REMIC 6/15/06         $131,797.88
 1007417809          7809         XXXXXX7809             677              ITF INABS 2006-C REMIC 6/15/06         $315,316.38
 1007418674          8674         XXXXXX8674             677              ITF INABS 2006-C REMIC 6/15/06         $139,355.64
 1007418898          8898         XXXXXX8898             677              ITF INABS 2006-C REMIC 6/15/06         $114,406.46
 1007419227          9227         XXXXXX9227             677              ITF INABS 2006-C REMIC 6/15/06         $100,000.00
 1007422759          2759         XXXXXX2759             677              ITF INABS 2006-C REMIC 6/15/06         $268,692.22
 1007423062          3062         XXXXXX3062             677              ITF INABS 2006-C REMIC 6/15/06         $127,073.34
 1007423195          3195         XXXXXX3195             677              ITF INABS 2006-C REMIC 6/15/06         $398,542.36
 1007423401          3401         XXXXXX3401             677              ITF INABS 2006-C REMIC 6/15/06          $62,724.53
 1007423427          3427         XXXXXX3427             677              ITF INABS 2006-C REMIC 6/15/06         $261,693.36
 1007423815          3815         XXXXXX3815             677              ITF INABS 2006-C REMIC 6/15/06         $123,301.39
 1007423831          3831         XXXXXX3831             677              ITF INABS 2006-C REMIC 6/15/06         $248,285.70
 1007423948          3948         XXXXXX3948             677              ITF INABS 2006-C REMIC 6/15/06         $148,065.36
 1007423989          3989         XXXXXX3989             677              ITF INABS 2006-C REMIC 6/15/06            $0.00
 1007424029          4029         XXXXXX4029             677              ITF INABS 2006-C REMIC 6/15/06         $306,677.50
 1007424128          4128         XXXXXX4128             677              ITF INABS 2006-C REMIC 6/15/06         $349,000.72
 1007424219          4219         XXXXXX4219             677              ITF INABS 2006-C REMIC 6/15/06         $219,722.55
 1007425539          5539         XXXXXX5539             677              ITF INABS 2006-C REMIC 6/15/06         $244,320.63
 1007426222          6222         XXXXXX6222             677              ITF INABS 2006-C REMIC 6/15/06         $304,096.15
 1007428715          8715         XXXXXX8715             677              ITF INABS 2006-C REMIC 6/15/06         $586,861.96
 1007430836          0836         XXXXXX0836             677              ITF INABS 2006-C REMIC 6/15/06         $230,232.18
 1007432907          2907         XXXXXX2907             677              ITF INABS 2006-C REMIC 6/15/06         $253,500.00
 1007434036          4036         XXXXXX4036             677              ITF INABS 2006-C REMIC 6/15/06         $273,858.17
 1007434218          4218         XXXXXX4218             677              ITF INABS 2006-C REMIC 6/15/06         $154,811.57
 1007434523          4523         XXXXXX4523             677              ITF INABS 2006-C REMIC 6/15/06         $220,800.00
 1007434747          4747         XXXXXX4747             677              ITF INABS 2006-C REMIC 6/15/06         $252,000.00
 1007435728          5728         XXXXXX5728             677              ITF INABS 2006-C REMIC 6/15/06            $0.00
 1007436171          6171         XXXXXX6171             677              ITF INABS 2006-C REMIC 6/15/06            $0.00
 1007436676          6676         XXXXXX6676             677              ITF INABS 2006-C REMIC 6/15/06            $0.00
 1007436825          6825         XXXXXX6825             677              ITF INABS 2006-C REMIC 6/15/06         $223,798.15
 1007436981          6981         XXXXXX6981             677              ITF INABS 2006-C REMIC 6/15/06         $181,752.93
 1007437112          7112         XXXXXX7112             677              ITF INABS 2006-C REMIC 6/15/06         $202,156.91
 1007438409          8409         XXXXXX8409             677              ITF INABS 2006-C REMIC 6/15/06          $89,445.89
 1007439035          9035         XXXXXX9035             677              ITF INABS 2006-C REMIC 6/15/06         $253,331.36
 1007439621          9621         XXXXXX9621             677              ITF INABS 2006-C REMIC 6/15/06          $39,380.57
 1007440686          0686         XXXXXX0686             677              ITF INABS 2006-C REMIC 6/15/06         $399,210.55
 1007440975          0975         XXXXXX0975             677              ITF INABS 2006-C REMIC 6/15/06            $0.00
 1007441700          1700         XXXXXX1700             677              ITF INABS 2006-C REMIC 6/15/06          $96,359.16
 1007442732          2732         XXXXXX2732             677              ITF INABS 2006-C REMIC 6/15/06         $181,944.95
 1007443649          3649         XXXXXX3649             677              ITF INABS 2006-C REMIC 6/15/06          $92,932.73
 1007443961          3961         XXXXXX3961             677              ITF INABS 2006-C REMIC 6/15/06            $0.00
 1007444043          4043         XXXXXX4043             677              ITF INABS 2006-C REMIC 6/15/06         $141,032.22
 1007444506          4506         XXXXXX4506             677              ITF INABS 2006-C REMIC 6/15/06         $165,831.92
 1007445867          5867         XXXXXX5867             677              ITF INABS 2006-C REMIC 6/15/06         $128,669.80
 1007446295          6295         XXXXXX6295             677              ITF INABS 2006-C REMIC 6/15/06          $73,979.28
 1007446360          6360         XXXXXX6360             677              ITF INABS 2006-C REMIC 6/15/06         $159,372.08
 1007446469          6469         XXXXXX6469             677              ITF INABS 2006-C REMIC 6/15/06         $224,724.74
 1007446980          6980         XXXXXX6980             677              ITF INABS 2006-C REMIC 6/15/06          $79,751.90
 1007447681          7681         XXXXXX7681             677              ITF INABS 2006-C REMIC 6/15/06         $103,068.21
 1007448739          8739         XXXXXX8739             677              ITF INABS 2006-C REMIC 6/15/06          $97,427.20
 1007449281          9281         XXXXXX9281             677              ITF INABS 2006-C REMIC 6/15/06          $92,826.05
 1007450750          0750         XXXXXX0750             677              ITF INABS 2006-C REMIC 6/15/06         $207,895.53
 1007451311          1311         XXXXXX1311             677              ITF INABS 2006-C REMIC 6/15/06            $0.00
 1007451907          1907         XXXXXX1907             677              ITF INABS 2006-C REMIC 6/15/06            $0.00
 1007453705          3705         XXXXXX3705             677              ITF INABS 2006-C REMIC 6/15/06            $0.00
 1007454323          4323         XXXXXX4323             677              ITF INABS 2006-C REMIC 6/15/06          $91,097.95
 1007454760          4760         XXXXXX4760             677              ITF INABS 2006-C REMIC 6/15/06         $299,000.00
 1007455916          5916         XXXXXX5916             677              ITF INABS 2006-C REMIC 6/15/06         $104,885.08
 1007456534          6534         XXXXXX6534             677              ITF INABS 2006-C REMIC 6/15/06         $134,763.14
 1007456666          6666         XXXXXX6666             677              ITF INABS 2006-C REMIC 6/15/06            $0.00
 1007457201          7201         XXXXXX7201             677              ITF INABS 2006-C REMIC 6/15/06         $313,600.00
 1007457763          7763         XXXXXX7763             677              ITF INABS 2006-C REMIC 6/15/06         $146,877.68
 1007458225          8225         XXXXXX8225             677              ITF INABS 2006-C REMIC 6/15/06         $149,252.99
 1007458431          8431         XXXXXX8431             677              ITF INABS 2006-C REMIC 6/15/06         $235,835.48
 1007460650          0650         XXXXXX0650             677              ITF INABS 2006-C REMIC 6/15/06         $114,360.54
 1007460676          0676         XXXXXX0676             677              ITF INABS 2006-C REMIC 6/15/06         $321,250.00
 1007461294          1294         XXXXXX1294             677              ITF INABS 2006-C REMIC 6/15/06         $404,000.00
 1007461369          1369         XXXXXX1369             677              ITF INABS 2006-C REMIC 6/15/06         $183,161.55
 1007461922          1922         XXXXXX1922             677              ITF INABS 2006-C REMIC 6/15/06          $82,729.42
 1007462052          2052         XXXXXX2052             677              ITF INABS 2006-C REMIC 6/15/06         $450,000.00
 1007470444          0444         XXXXXX0444             677              ITF INABS 2006-C REMIC 6/15/06         $499,364.88
 1007472317          2317         XXXXXX2317             677              ITF INABS 2006-C REMIC 6/15/06         $176,321.07
 1007473364          3364         XXXXXX3364             677              ITF INABS 2006-C REMIC 6/15/06         $317,461.76
 1007475104          5104         XXXXXX5104             677              ITF INABS 2006-C REMIC 6/15/06         $128,056.09
 1007475526          5526         XXXXXX5526             677              ITF INABS 2006-C REMIC 6/15/06         $284,371.58
 1007475633          5633         XXXXXX5633             677              ITF INABS 2006-C REMIC 6/15/06         $152,266.84
 1007478660          8660         XXXXXX8660             677              ITF INABS 2006-C REMIC 6/15/06         $255,751.27
 1007481136          1136         XXXXXX1136             677              ITF INABS 2006-C REMIC 6/15/06          $32,883.65
 1007482522          2522         XXXXXX2522             677              ITF INABS 2006-C REMIC 6/15/06         $329,440.87
 1007482563          2563         XXXXXX2563             677              ITF INABS 2006-C REMIC 6/15/06         $338,737.23
 1007482712          2712         XXXXXX2712             677              ITF INABS 2006-C REMIC 6/15/06         $338,287.31
 1007482852          2852         XXXXXX2852             677              ITF INABS 2006-C REMIC 6/15/06         $231,568.88
 1007483355          3355         XXXXXX3355             677              ITF INABS 2006-C REMIC 6/15/06         $143,391.87
 1007483652          3652         XXXXXX3652             677              ITF INABS 2006-C REMIC 6/15/06         $149,263.05
 1007484601          4601         XXXXXX4601             677              ITF INABS 2006-C REMIC 6/15/06         $378,642.80
 1007487489          7489         XXXXXX7489             677              ITF INABS 2006-C REMIC 6/15/06         $226,753.09
 1007488784          8784         XXXXXX8784             677              ITF INABS 2006-C REMIC 6/15/06         $112,802.07
 1007488917          8917         XXXXXX8917             677              ITF INABS 2006-C REMIC 6/15/06         $184,312.92
 1007489980          9980         XXXXXX9980             677              ITF INABS 2006-C REMIC 6/15/06          $39,835.35
 1007490095          0095         XXXXXX0095             677              ITF INABS 2006-C REMIC 6/15/06         $314,999.31
 1007490640          0640         XXXXXX0640             677              ITF INABS 2006-C REMIC 6/15/06         $199,176.70
 1007491895          1895         XXXXXX1895             677              ITF INABS 2006-C REMIC 6/15/06         $319,488.49
 1007492109          2109         XXXXXX2109             677              ITF INABS 2006-C REMIC 6/15/06         $341,953.87
 1007492695          2695         XXXXXX2695             677              ITF INABS 2006-C REMIC 6/15/06         $141,741.14
 1007493370          3370         XXXXXX3370             677              ITF INABS 2006-C REMIC 6/15/06          $64,994.81
 1007494006          4006         XXXXXX4006             677              ITF INABS 2006-C REMIC 6/15/06            $0.00
 1007496266          6266         XXXXXX6266             677              ITF INABS 2006-C REMIC 6/15/06          $84,753.00
 1007496290          6290         XXXXXX6290             677              ITF INABS 2006-C REMIC 6/15/06         $466,400.00
 1007497363          7363         XXXXXX7363             677              ITF INABS 2006-C REMIC 6/15/06         $109,143.06
 1007498254          8254         XXXXXX8254             677              ITF INABS 2006-C REMIC 6/15/06            $0.00
 1007500919          0919         XXXXXX0919             677              ITF INABS 2006-C REMIC 6/15/06         $127,575.71
 1007501461          1461         XXXXXX1461             677              ITF INABS 2006-C REMIC 6/15/06         $269,072.49
 1007501750          1750         XXXXXX1750             677              ITF INABS 2006-C REMIC 6/15/06            $0.00
 1007502147          2147         XXXXXX2147             677              ITF INABS 2006-C REMIC 6/15/06         $379,431.61
 1007504119          4119         XXXXXX4119             677              ITF INABS 2006-C REMIC 6/15/06          $54,876.32
 1007504747          4747         XXXXXX4747             677              ITF INABS 2006-C REMIC 6/15/06         $178,319.94
 1007507195          7195         XXXXXX7195             677              ITF INABS 2006-C REMIC 6/15/06            $0.00
 1007508045          8045         XXXXXX8045             677              ITF INABS 2006-C REMIC 6/15/06         $117,202.10
 1007508441          8441         XXXXXX8441             677              ITF INABS 2006-C REMIC 6/15/06         $173,393.91
 1007508466          8466         XXXXXX8466             677              ITF INABS 2006-C REMIC 6/15/06         $186,043.77
 1007510306          0306         XXXXXX0306             677              ITF INABS 2006-C REMIC 6/15/06          $68,523.72
 1007510454          0454         XXXXXX0454             677              ITF INABS 2006-C REMIC 6/15/06          $85,307.91
 1007510868          0868         XXXXXX0868             677              ITF INABS 2006-C REMIC 6/15/06         $197,000.00
 1007511056          1056         XXXXXX1056             677              ITF INABS 2006-C REMIC 6/15/06         $219,869.83
 1007512104          2104         XXXXXX2104             677              ITF INABS 2006-C REMIC 6/15/06         $246,082.64
 1007512161          2161         XXXXXX2161             677              ITF INABS 2006-C REMIC 6/15/06         $194,682.93
 1007512393          2393         XXXXXX2393             677              ITF INABS 2006-C REMIC 6/15/06         $220,048.88
 1007513474          3474         XXXXXX3474             677              ITF INABS 2006-C REMIC 6/15/06         $270,751.58
 1007515420          5420         XXXXXX5420             677              ITF INABS 2006-C REMIC 6/15/06         $114,862.12
 1007515545          5545         XXXXXX5545             677              ITF INABS 2006-C REMIC 6/15/06          $41,252.00
 1007515586          5586         XXXXXX5586             677              ITF INABS 2006-C REMIC 6/15/06          $51,359.43
 1007516063          6063         XXXXXX6063             677              ITF INABS 2006-C REMIC 6/15/06          $68,580.00
 1007516394          6394         XXXXXX6394             677              ITF INABS 2006-C REMIC 6/15/06          $42,560.84
 1007516931          6931         XXXXXX6931             677              ITF INABS 2006-C REMIC 6/15/06         $176,807.85
 1007517665          7665         XXXXXX7665             677              ITF INABS 2006-C REMIC 6/15/06          $30,172.51
 1007517871          7871         XXXXXX7871             677              ITF INABS 2006-C REMIC 6/15/06         $234,213.60
 1007517988          7988         XXXXXX7988             677              ITF INABS 2006-C REMIC 6/15/06          $78,845.66
 1007518259          8259         XXXXXX8259             677              ITF INABS 2006-C REMIC 6/15/06          $63,560.53
 1007518309          8309         XXXXXX8309             677              ITF INABS 2006-C REMIC 6/15/06         $136,923.26
 1007518366          8366         XXXXXX8366             677              ITF INABS 2006-C REMIC 6/15/06         $117,420.26
 1007518531          8531         XXXXXX8531             677              ITF INABS 2006-C REMIC 6/15/06         $277,604.66
 1007520057          0057         XXXXXX0057             677              ITF INABS 2006-C REMIC 6/15/06         $264,994.58
 1007520354          0354         XXXXXX0354             677              ITF INABS 2006-C REMIC 6/15/06         $169,383.73
 1007520461          0461         XXXXXX0461             677              ITF INABS 2006-C REMIC 6/15/06         $181,028.34
 1007520495          0495         XXXXXX0495             677              ITF INABS 2006-C REMIC 6/15/06         $386,142.65
 1007521519          1519         XXXXXX1519             677              ITF INABS 2006-C REMIC 6/15/06         $272,374.60
 1007525619          5619         XXXXXX5619             677              ITF INABS 2006-C REMIC 6/15/06         $118,569.37
 1007525627          5627         XXXXXX5627             677              ITF INABS 2006-C REMIC 6/15/06         $212,375.34
 1007525924          5924         XXXXXX5924             677              ITF INABS 2006-C REMIC 6/15/06         $266,708.19
 1007527227          7227         XXXXXX7227             677              ITF INABS 2006-C REMIC 6/15/06          $94,543.81
 1007528662          8662         XXXXXX8662             677              ITF INABS 2006-C REMIC 6/15/06         $126,120.08
 1007530106          0106         XXXXXX0106             677              ITF INABS 2006-C REMIC 6/15/06         $235,565.78
 1007530429          0429         XXXXXX0429             677              ITF INABS 2006-C REMIC 6/15/06         $143,736.48
 1007532219          2219         XXXXXX2219             677              ITF INABS 2006-C REMIC 6/15/06         $219,618.03
 1007532292          2292         XXXXXX2292             677              ITF INABS 2006-C REMIC 6/15/06         $274,004.82
 1007532854          2854         XXXXXX2854             677              ITF INABS 2006-C REMIC 6/15/06         $246,565.63
 1007533043          3043         XXXXXX3043             677              ITF INABS 2006-C REMIC 6/15/06         $137,700.22
 1007533225          3225         XXXXXX3225             677              ITF INABS 2006-C REMIC 6/15/06         $140,000.00
 1007533282          3282         XXXXXX3282             677              ITF INABS 2006-C REMIC 6/15/06         $271,724.25
 1007533308          3308         XXXXXX3308             677              ITF INABS 2006-C REMIC 6/15/06         $181,343.77
 1007533803          3803         XXXXXX3803             677              ITF INABS 2006-C REMIC 6/15/06         $112,218.44
 1007534363          4363         XXXXXX4363             677              ITF INABS 2006-C REMIC 6/15/06            $0.00
 1007536202          6202         XXXXXX6202             677              ITF INABS 2006-C REMIC 6/15/06         $184,594.81
 1007536426          6426         XXXXXX6426             677              ITF INABS 2006-C REMIC 6/15/06            $0.00
 1007536541          6541         XXXXXX6541             677              ITF INABS 2006-C REMIC 6/15/06         $288,708.61
 1007538083          8083         XXXXXX8083             677              ITF INABS 2006-C REMIC 6/15/06         $149,244.41
 1007538737          8737         XXXXXX8737             677              ITF INABS 2006-C REMIC 6/15/06          $88,266.57
 1007540261          0261         XXXXXX0261             677              ITF INABS 2006-C REMIC 6/15/06            $0.00
 1007540659          0659         XXXXXX0659             677              ITF INABS 2006-C REMIC 6/15/06         $354,418.24
 1007541038          1038         XXXXXX1038             677              ITF INABS 2006-C REMIC 6/15/06          $97,506.10
 1007541202          1202         XXXXXX1202             677              ITF INABS 2006-C REMIC 6/15/06         $160,208.99
 1007541210          1210         XXXXXX1210             677              ITF INABS 2006-C REMIC 6/15/06         $322,560.47
 1007541228          1228         XXXXXX1228             677              ITF INABS 2006-C REMIC 6/15/06         $146,481.65
 1007542077          2077         XXXXXX2077             677              ITF INABS 2006-C REMIC 6/15/06         $164,248.13
 1007542499          2499         XXXXXX2499             677              ITF INABS 2006-C REMIC 6/15/06         $159,450.94
 1007546128          6128         XXXXXX6128             677              ITF INABS 2006-C REMIC 6/15/06          $67,757.44
 1007546425          6425         XXXXXX6425             677              ITF INABS 2006-C REMIC 6/15/06         $180,366.03
 1007546441          6441         XXXXXX6441             677              ITF INABS 2006-C REMIC 6/15/06         $499,195.68
 1007546748          6748         XXXXXX6748             677              ITF INABS 2006-C REMIC 6/15/06         $147,530.04
 1007547662          7662         XXXXXX7662             677              ITF INABS 2006-C REMIC 6/15/06         $134,752.16
 1007547688          7688         XXXXXX7688             677              ITF INABS 2006-C REMIC 6/15/06            $0.00
 1007547860          7860         XXXXXX7860             677              ITF INABS 2006-C REMIC 6/15/06         $190,717.80
 1007547969          7969         XXXXXX7969             677              ITF INABS 2006-C REMIC 6/15/06         $130,198.67
 1007548249          8249         XXXXXX8249             677              ITF INABS 2006-C REMIC 6/15/06          $89,761.98
 1007549841          9841         XXXXXX9841             677              ITF INABS 2006-C REMIC 6/15/06         $296,000.00
 1007549882          9882         XXXXXX9882             677              ITF INABS 2006-C REMIC 6/15/06          $74,747.02
 1007551854          1854         XXXXXX1854             677              ITF INABS 2006-C REMIC 6/15/06         $381,893.11
 1007552571          2571         XXXXXX2571             677              ITF INABS 2006-C REMIC 6/15/06          $32,104.36
 1007552787          2787         XXXXXX2787             677              ITF INABS 2006-C REMIC 6/15/06         $215,090.98
 1007553215          3215         XXXXXX3215             677              ITF INABS 2006-C REMIC 6/15/06         $139,393.55
 1007555137          5137         XXXXXX5137             677              ITF INABS 2006-C REMIC 6/15/06          $79,665.54
 1007558016          8016         XXXXXX8016             677              ITF INABS 2006-C REMIC 6/15/06          $99,102.01
 1007558032          8032         XXXXXX8032             677              ITF INABS 2006-C REMIC 6/15/06         $339,999.87
 1007558537          8537         XXXXXX8537             677              ITF INABS 2006-C REMIC 6/15/06         $213,086.96
 1007558685          8685         XXXXXX8685             677              ITF INABS 2006-C REMIC 6/15/06         $139,621.47
 1007558966          8966         XXXXXX8966             677              ITF INABS 2006-C REMIC 6/15/06         $105,330.97
 1007559568          9568         XXXXXX9568             677              ITF INABS 2006-C REMIC 6/15/06         $262,534.22
 1007559618          9618         XXXXXX9618             677              ITF INABS 2006-C REMIC 6/15/06          $80,416.31
 1007560459          0459         XXXXXX0459             677              ITF INABS 2006-C REMIC 6/15/06          $70,427.53
 1007561382          1382         XXXXXX1382             677              ITF INABS 2006-C REMIC 6/15/06         $149,165.93
 1007561390          1390         XXXXXX1390             677              ITF INABS 2006-C REMIC 6/15/06         $275,025.53
 1007563248          3248         XXXXXX3248             677              ITF INABS 2006-C REMIC 6/15/06         $472,357.81
 1007564642          4642         XXXXXX4642             677              ITF INABS 2006-C REMIC 6/15/06          $62,957.16
 1007566571          6571         XXXXXX6571             677              ITF INABS 2006-C REMIC 6/15/06         $156,974.04
 1007566712          6712         XXXXXX6712             677              ITF INABS 2006-C REMIC 6/15/06         $189,038.76
 1007566860          6860         XXXXXX6860             677              ITF INABS 2006-C REMIC 6/15/06         $105,479.23
 1007567017          7017         XXXXXX7017             677              ITF INABS 2006-C REMIC 6/15/06          $88,820.03
 1007567132          7132         XXXXXX7132             677              ITF INABS 2006-C REMIC 6/15/06         $267,292.64
 1007568320          8320         XXXXXX8320             677              ITF INABS 2006-C REMIC 6/15/06            $0.00
 1007568569          8569         XXXXXX8569             677              ITF INABS 2006-C REMIC 6/15/06         $246,217.12
 1007568643          8643         XXXXXX8643             677              ITF INABS 2006-C REMIC 6/15/06         $336,000.00
 1007568965          8965         XXXXXX8965             677              ITF INABS 2006-C REMIC 6/15/06         $200,228.57
 1007570854          0854         XXXXXX0854             677              ITF INABS 2006-C REMIC 6/15/06          $69,267.43
 1007572058          2058         XXXXXX2058             677              ITF INABS 2006-C REMIC 6/15/06         $151,114.84
 1007572199          2199         XXXXXX2199             677              ITF INABS 2006-C REMIC 6/15/06         $318,282.30
 1007572751          2751         XXXXXX2751             677              ITF INABS 2006-C REMIC 6/15/06         $304,000.00
 1007573213          3213         XXXXXX3213             677              ITF INABS 2006-C REMIC 6/15/06         $254,130.70
 1007573239          3239         XXXXXX3239             677              ITF INABS 2006-C REMIC 6/15/06            $0.00
 1007574088          4088         XXXXXX4088             677              ITF INABS 2006-C REMIC 6/15/06          $58,818.73
 1007574690          4690         XXXXXX4690             677              ITF INABS 2006-C REMIC 6/15/06         $174,398.85
 1007577610          7610         XXXXXX7610             677              ITF INABS 2006-C REMIC 6/15/06          $76,493.42
 1007580895          0895         XXXXXX0895             677              ITF INABS 2006-C REMIC 6/15/06         $163,543.66
 1007580986          0986         XXXXXX0986             677              ITF INABS 2006-C REMIC 6/15/06            $0.00
 1007581083          1083         XXXXXX1083             677              ITF INABS 2006-C REMIC 6/15/06         $352,495.62
 1007581224          1224         XXXXXX1224             677              ITF INABS 2006-C REMIC 6/15/06          $84,235.99
 1007581299          1299         XXXXXX1299             677              ITF INABS 2006-C REMIC 6/15/06         $106,559.53
 1007581430          1430         XXXXXX1430             677              ITF INABS 2006-C REMIC 6/15/06          $92,750.21
 1007582339          2339         XXXXXX2339             677              ITF INABS 2006-C REMIC 6/15/06         $109,019.84
 1007582412          2412         XXXXXX2412             677              ITF INABS 2006-C REMIC 6/15/06         $187,128.39
 1007582768          2768         XXXXXX2768             677              ITF INABS 2006-C REMIC 6/15/06          $99,674.02
 1007584590          4590         XXXXXX4590             677              ITF INABS 2006-C REMIC 6/15/06         $147,019.19
 1007584863          4863         XXXXXX4863             677              ITF INABS 2006-C REMIC 6/15/06         $100,059.31
 1007584905          4905         XXXXXX4905             677              ITF INABS 2006-C REMIC 6/15/06         $118,254.44
 1007585894          5894         XXXXXX5894             677              ITF INABS 2006-C REMIC 6/15/06         $143,789.71
 1007585969          5969         XXXXXX5969             677              ITF INABS 2006-C REMIC 6/15/06         $246,793.38
 1007586264          6264         XXXXXX6264             677              ITF INABS 2006-C REMIC 6/15/06         $248,802.05
 1007586496          6496         XXXXXX6496             677              ITF INABS 2006-C REMIC 6/15/06          $40,574.12
 1007587890          7890         XXXXXX7890             677              ITF INABS 2006-C REMIC 6/15/06         $149,417.48
 1007588070          8070         XXXXXX8070             677              ITF INABS 2006-C REMIC 6/15/06         $532,498.64
 1007588385          8385         XXXXXX8385             677              ITF INABS 2006-C REMIC 6/15/06         $103,526.07
 1007589607          9607         XXXXXX9607             677              ITF INABS 2006-C REMIC 6/15/06          $97,771.05
 1007589722          9722         XXXXXX9722             677              ITF INABS 2006-C REMIC 6/15/06          $94,026.24
 1007590191          0191         XXXXXX0191             677              ITF INABS 2006-C REMIC 6/15/06         $184,091.05
 1007590985          0985         XXXXXX0985             677              ITF INABS 2006-C REMIC 6/15/06          $99,729.29
 1007592429          2429         XXXXXX2429             677              ITF INABS 2006-C REMIC 6/15/06         $178,923.09
 1007593906          3906         XXXXXX3906             677              ITF INABS 2006-C REMIC 6/15/06         $244,613.91
 1007594565          4565         XXXXXX4565             677              ITF INABS 2006-C REMIC 6/15/06         $239,600.00
 1007594607          4607         XXXXXX4607             677              ITF INABS 2006-C REMIC 6/15/06         $158,260.42
 1007597543          7543         XXXXXX7543             677              ITF INABS 2006-C REMIC 6/15/06         $149,084.91
 1007597865          7865         XXXXXX7865             677              ITF INABS 2006-C REMIC 6/15/06         $284,393.91
 1007598020          8020         XXXXXX8020             677              ITF INABS 2006-C REMIC 6/15/06         $223,520.76
 1007598061          8061         XXXXXX8061             677              ITF INABS 2006-C REMIC 6/15/06          $36,813.00
 1007598806          8806         XXXXXX8806             677              ITF INABS 2006-C REMIC 6/15/06         $194,827.35
 1007603127          3127         XXXXXX3127             677              ITF INABS 2006-C REMIC 6/15/06         $316,122.02
 1007603135          3135         XXXXXX3135             677              ITF INABS 2006-C REMIC 6/15/06         $159,841.34
 1007603143          3143         XXXXXX3143             677              ITF INABS 2006-C REMIC 6/15/06         $315,936.55
 1007604190          4190         XXXXXX4190             677              ITF INABS 2006-C REMIC 6/15/06          $55,622.86
 1007605486          5486         XXXXXX5486             677              ITF INABS 2006-C REMIC 6/15/06          $49,986.50
 1007607623          7623         XXXXXX7623             677              ITF INABS 2006-C REMIC 6/15/06         $116,400.12
 1007607821          7821         XXXXXX7821             677              ITF INABS 2006-C REMIC 6/15/06         $125,233.67
 1007612227          2227         XXXXXX2227             677              ITF INABS 2006-C REMIC 6/15/06          $57,795.45
 1007612391          2391         XXXXXX2391             677              ITF INABS 2006-C REMIC 6/15/06         $119,467.14
 1007612987          2987         XXXXXX2987             677              ITF INABS 2006-C REMIC 6/15/06         $114,360.59
 1007613019          3019         XXXXXX3019             677              ITF INABS 2006-C REMIC 6/15/06            $0.00
 1007613969          3969         XXXXXX3969             677              ITF INABS 2006-C REMIC 6/15/06         $191,517.62
 1007614231          4231         XXXXXX4231             677              ITF INABS 2006-C REMIC 6/15/06          $97,567.38
 1007614264          4264         XXXXXX4264             677              ITF INABS 2006-C REMIC 6/15/06         $169,778.02
 1007614397          4397         XXXXXX4397             677              ITF INABS 2006-C REMIC 6/15/06          $83,760.03
 1007614496          4496         XXXXXX4496             677              ITF INABS 2006-C REMIC 6/15/06         $199,499.44
 1007614991          4991         XXXXXX4991             677              ITF INABS 2006-C REMIC 6/15/06          $55,913.64
 1007615600          5600         XXXXXX5600             677              ITF INABS 2006-C REMIC 6/15/06         $208,400.30
 1007615634          5634         XXXXXX5634             677              ITF INABS 2006-C REMIC 6/15/06         $159,518.33
 1007615659          5659         XXXXXX5659             677              ITF INABS 2006-C REMIC 6/15/06         $374,400.00
 1007615691          5691         XXXXXX5691             677              ITF INABS 2006-C REMIC 6/15/06         $240,293.26
 1007616251          6251         XXXXXX6251             677              ITF INABS 2006-C REMIC 6/15/06         $325,989.52
 1007616566          6566         XXXXXX6566             677              ITF INABS 2006-C REMIC 6/15/06         $106,831.55
 1007616590          6590         XXXXXX6590             677              ITF INABS 2006-C REMIC 6/15/06            $0.00
 1007616905          6905         XXXXXX6905             677              ITF INABS 2006-C REMIC 6/15/06         $360,000.00
 1007617259          7259         XXXXXX7259             677              ITF INABS 2006-C REMIC 6/15/06         $352,236.56
 1007618471          8471         XXXXXX8471             677              ITF INABS 2006-C REMIC 6/15/06         $109,239.95
 1007619040          9040         XXXXXX9040             677              ITF INABS 2006-C REMIC 6/15/06         $183,776.82
 1007620444          0444         XXXXXX0444             677              ITF INABS 2006-C REMIC 6/15/06          $67,784.08
 1007621368          1368         XXXXXX1368             677              ITF INABS 2006-C REMIC 6/15/06            $0.00
 1007621541          1541         XXXXXX1541             677              ITF INABS 2006-C REMIC 6/15/06         $340,119.69
 1007621996          1996         XXXXXX1996             677              ITF INABS 2006-C REMIC 6/15/06         $108,812.55
 1007622176          2176         XXXXXX2176             677              ITF INABS 2006-C REMIC 6/15/06         $199,351.70
 1007622739          2739         XXXXXX2739             677              ITF INABS 2006-C REMIC 6/15/06         $126,540.41
 1007622952          2952         XXXXXX2952             677              ITF INABS 2006-C REMIC 6/15/06          $48,949.32
 1007623471          3471         XXXXXX3471             677              ITF INABS 2006-C REMIC 6/15/06         $375,900.00
 1007623877          3877         XXXXXX3877             677              ITF INABS 2006-C REMIC 6/15/06         $342,432.44
 1007627126          7126         XXXXXX7126             677              ITF INABS 2006-C REMIC 6/15/06         $237,910.39
 1007627258          7258         XXXXXX7258             677              ITF INABS 2006-C REMIC 6/15/06         $497,504.28
 1007627274          7274         XXXXXX7274             677              ITF INABS 2006-C REMIC 6/15/06            $0.00
 1007627548          7548         XXXXXX7548             677              ITF INABS 2006-C REMIC 6/15/06          $97,553.76
 1007627704          7704         XXXXXX7704             677              ITF INABS 2006-C REMIC 6/15/06         $195,000.00
 1007628371          8371         XXXXXX8371             677              ITF INABS 2006-C REMIC 6/15/06            $0.00
 1007629098          9098         XXXXXX9098             677              ITF INABS 2006-C REMIC 6/15/06         $516,000.00
 1007629312          9312         XXXXXX9312             677              ITF INABS 2006-C REMIC 6/15/06         $354,632.80
 1007629718          9718         XXXXXX9718             677              ITF INABS 2006-C REMIC 6/15/06         $233,493.88
 1007630112          0112         XXXXXX0112             677              ITF INABS 2006-C REMIC 6/15/06         $159,328.41
 1007630682          0682         XXXXXX0682             677              ITF INABS 2006-C REMIC 6/15/06          $73,584.16
 1007630997          0997         XXXXXX0997             677              ITF INABS 2006-C REMIC 6/15/06          $44,123.77
 1007631334          1334         XXXXXX1334             677              ITF INABS 2006-C REMIC 6/15/06         $141,104.07
 1007631607          1607         XXXXXX1607             677              ITF INABS 2006-C REMIC 6/15/06         $223,876.80
 1007633157          3157         XXXXXX3157             677              ITF INABS 2006-C REMIC 6/15/06         $249,074.67
 1007633991          3991         XXXXXX3991             677              ITF INABS 2006-C REMIC 6/15/06         $391,985.32
 1007635236          5236         XXXXXX5236             677              ITF INABS 2006-C REMIC 6/15/06         $190,509.07
 1007636127          6127         XXXXXX6127             677              ITF INABS 2006-C REMIC 6/15/06         $165,308.09
 1007636135          6135         XXXXXX6135             677              ITF INABS 2006-C REMIC 6/15/06         $443,019.22
 1007636572          6572         XXXXXX6572             677              ITF INABS 2006-C REMIC 6/15/06            $0.00
 1007638826          8826         XXXXXX8826             677              ITF INABS 2006-C REMIC 6/15/06         $385,292.05
 1007640681          0681         XXXXXX0681             677              ITF INABS 2006-C REMIC 6/15/06         $148,938.83
 1007641606          1606         XXXXXX1606             677              ITF INABS 2006-C REMIC 6/15/06          $69,805.24
 1007643958          3958         XXXXXX3958             677              ITF INABS 2006-C REMIC 6/15/06          $69,543.29
 1007647710          7710         XXXXXX7710             677              ITF INABS 2006-C REMIC 6/15/06         $314,272.57
 1007648031          8031         XXXXXX8031             677              ITF INABS 2006-C REMIC 6/15/06          $79,926.70
 1007650698          0698         XXXXXX0698             677              ITF INABS 2006-C REMIC 6/15/06            $0.00
 1007650789          0789         XXXXXX0789             677              ITF INABS 2006-C REMIC 6/15/06          $51,412.08
 1007650979          0979         XXXXXX0979             677              ITF INABS 2006-C REMIC 6/15/06          $73,076.64
 1007651613          1613         XXXXXX1613             677              ITF INABS 2006-C REMIC 6/15/06          $37,422.24
 1007651720          1720         XXXXXX1720             677              ITF INABS 2006-C REMIC 6/15/06         $130,051.52
 1007652017          2017         XXXXXX2017             677              ITF INABS 2006-C REMIC 6/15/06         $222,216.04
 1007652538          2538         XXXXXX2538             677              ITF INABS 2006-C REMIC 6/15/06         $125,283.93
 1007652702          2702         XXXXXX2702             677              ITF INABS 2006-C REMIC 6/15/06            $0.00
 1007652728          2728         XXXXXX2728             677              ITF INABS 2006-C REMIC 6/15/06         $238,000.00
 1007653304          3304         XXXXXX3304             677              ITF INABS 2006-C REMIC 6/15/06         $141,388.84
 1007653973          3973         XXXXXX3973             677              ITF INABS 2006-C REMIC 6/15/06         $315,683.67
 1007654344          4344         XXXXXX4344             677              ITF INABS 2006-C REMIC 6/15/06         $235,950.24
 1007654849          4849         XXXXXX4849             677              ITF INABS 2006-C REMIC 6/15/06         $127,489.02
 1007657453          7453         XXXXXX7453             677              ITF INABS 2006-C REMIC 6/15/06         $108,048.87
 1007658287          8287         XXXXXX8287             677              ITF INABS 2006-C REMIC 6/15/06         $142,323.14
 1007658600          8600         XXXXXX8600             677              ITF INABS 2006-C REMIC 6/15/06         $100,000.00
 1007658790          8790         XXXXXX8790             677              ITF INABS 2006-C REMIC 6/15/06         $238,992.59
 1007659715          9715         XXXXXX9715             677              ITF INABS 2006-C REMIC 6/15/06         $145,061.30
 1007660622          0622         XXXXXX0622             677              ITF INABS 2006-C REMIC 6/15/06          $97,580.71
 1007661133          1133         XXXXXX1133             677              ITF INABS 2006-C REMIC 6/15/06         $336,000.00
 1007661927          1927         XXXXXX1927             677              ITF INABS 2006-C REMIC 6/15/06         $211,312.18
 1007663360          3360         XXXXXX3360             677              ITF INABS 2006-C REMIC 6/15/06         $171,000.00
 1007664772          4772         XXXXXX4772             677              ITF INABS 2006-C REMIC 6/15/06         $133,837.05
 1007664921          4921         XXXXXX4921             677              ITF INABS 2006-C REMIC 6/15/06         $145,822.91
 1007665001          5001         XXXXXX5001             677              ITF INABS 2006-C REMIC 6/15/06          $41,085.07
 1007667064          7064         XXXXXX7064             677              ITF INABS 2006-C REMIC 6/15/06          $87,075.07
 1007667163          7163         XXXXXX7163             677              ITF INABS 2006-C REMIC 6/15/06         $264,044.25
 1007668195          8195         XXXXXX8195             677              ITF INABS 2006-C REMIC 6/15/06         $275,327.36
 1007668823          8823         XXXXXX8823             677              ITF INABS 2006-C REMIC 6/15/06         $144,665.04
 1007669581          9581         XXXXXX9581             677              ITF INABS 2006-C REMIC 6/15/06         $167,601.38
 1007670985          0985         XXXXXX0985             677              ITF INABS 2006-C REMIC 6/15/06         $331,999.83
 1007672809          2809         XXXXXX2809             677              ITF INABS 2006-C REMIC 6/15/06         $201,763.68
 1007674664          4664         XXXXXX4664             677              ITF INABS 2006-C REMIC 6/15/06         $121,181.60
 1007677626          7626         XXXXXX7626             677              ITF INABS 2006-C REMIC 6/15/06         $244,385.22
 1007677790          7790         XXXXXX7790             677              ITF INABS 2006-C REMIC 6/15/06         $273,146.57
 1007678434          8434         XXXXXX8434             677              ITF INABS 2006-C REMIC 6/15/06         $296,454.14
 1007678616          8616         XXXXXX8616             677              ITF INABS 2006-C REMIC 6/15/06         $175,369.32
 1007679580          9580         XXXXXX9580             677              ITF INABS 2006-C REMIC 6/15/06         $422,398.28
 1007681685          1685         XXXXXX1685             677              ITF INABS 2006-C REMIC 6/15/06         $129,300.26
 1007681727          1727         XXXXXX1727             677              ITF INABS 2006-C REMIC 6/15/06         $386,943.56
 1007682139          2139         XXXXXX2139             677              ITF INABS 2006-C REMIC 6/15/06         $164,307.44
 1007685538          5538         XXXXXX5538             677              ITF INABS 2006-C REMIC 6/15/06         $146,819.56
 1007685686          5686         XXXXXX5686             677              ITF INABS 2006-C REMIC 6/15/06          $35,587.77
 1007688524          8524         XXXXXX8524             677              ITF INABS 2006-C REMIC 6/15/06         $107,901.46
 1007688706          8706         XXXXXX8706             677              ITF INABS 2006-C REMIC 6/15/06         $171,556.74
 1007690413          0413         XXXXXX0413             677              ITF INABS 2006-C REMIC 6/15/06          $87,190.85
 1007690942          0942         XXXXXX0942             677              ITF INABS 2006-C REMIC 6/15/06         $175,000.00
 1007691551          1551         XXXXXX1551             677              ITF INABS 2006-C REMIC 6/15/06         $107,707.29
 1007692526          2526         XXXXXX2526             677              ITF INABS 2006-C REMIC 6/15/06         $215,259.89
 1007692534          2534         XXXXXX2534             677              ITF INABS 2006-C REMIC 6/15/06         $213,555.20
 1007692732          2732         XXXXXX2732             677              ITF INABS 2006-C REMIC 6/15/06         $124,434.67
 1007693029          3029         XXXXXX3029             677              ITF INABS 2006-C REMIC 6/15/06         $219,000.00
 1007694852          4852         XXXXXX4852             677              ITF INABS 2006-C REMIC 6/15/06         $179,464.67
 1007698275          8275         XXXXXX8275             677              ITF INABS 2006-C REMIC 6/15/06         $374,296.04
 1007698333          8333         XXXXXX8333             677              ITF INABS 2006-C REMIC 6/15/06         $139,379.24
 1007698465          8465         XXXXXX8465             677              ITF INABS 2006-C REMIC 6/15/06         $312,800.00
 1007699414          9414         XXXXXX9414             677              ITF INABS 2006-C REMIC 6/15/06         $174,893.98
 1007700055          0055         XXXXXX0055             677              ITF INABS 2006-C REMIC 6/15/06            $0.00
 1007702440          2440         XXXXXX2440             677              ITF INABS 2006-C REMIC 6/15/06            $0.00
 1007702606          2606         XXXXXX2606             677              ITF INABS 2006-C REMIC 6/15/06         $232,992.96
 1007702630          2630         XXXXXX2630             677              ITF INABS 2006-C REMIC 6/15/06          $85,673.65
 1007702721          2721         XXXXXX2721             677              ITF INABS 2006-C REMIC 6/15/06         $107,826.66
 1007703372          3372         XXXXXX3372             677              ITF INABS 2006-C REMIC 6/15/06         $145,295.15
 1007704479          4479         XXXXXX4479             677              ITF INABS 2006-C REMIC 6/15/06         $187,688.74
 1007704842          4842         XXXXXX4842             677              ITF INABS 2006-C REMIC 6/15/06          $69,785.64
 1007705120          5120         XXXXXX5120             677              ITF INABS 2006-C REMIC 6/15/06         $164,618.94
 1007707290          7290         XXXXXX7290             677              ITF INABS 2006-C REMIC 6/15/06         $201,093.90
 1007707621          7621         XXXXXX7621             677              ITF INABS 2006-C REMIC 6/15/06         $212,154.74
 1007709486          9486         XXXXXX9486             677              ITF INABS 2006-C REMIC 6/15/06         $196,761.17
 1007710286          0286         XXXXXX0286             677              ITF INABS 2006-C REMIC 6/15/06         $103,710.62
 1007712779          2779         XXXXXX2779             677              ITF INABS 2006-C REMIC 6/15/06         $283,338.42
 1007714262          4262         XXXXXX4262             677              ITF INABS 2006-C REMIC 6/15/06         $110,665.84
 1007714551          4551         XXXXXX4551             677              ITF INABS 2006-C REMIC 6/15/06         $196,435.56
 1007715467          5467         XXXXXX5467             677              ITF INABS 2006-C REMIC 6/15/06         $248,000.00
 1007716887          6887         XXXXXX6887             677              ITF INABS 2006-C REMIC 6/15/06            $0.00
 1007718834          8834         XXXXXX8834             677              ITF INABS 2006-C REMIC 6/15/06         $258,730.70
 1007721069          1069         XXXXXX1069             677              ITF INABS 2006-C REMIC 6/15/06         $272,461.61
 1007721093          1093         XXXXXX1093             677              ITF INABS 2006-C REMIC 6/15/06         $299,494.22
 1007721952          1952         XXXXXX1952             677              ITF INABS 2006-C REMIC 6/15/06          $58,618.46
 1007723107          3107         XXXXXX3107             677              ITF INABS 2006-C REMIC 6/15/06         $244,800.00
 1007724022          4022         XXXXXX4022             677              ITF INABS 2006-C REMIC 6/15/06          $83,006.30
 1007724436          4436         XXXXXX4436             677              ITF INABS 2006-C REMIC 6/15/06         $139,580.72
 1007726597          6597         XXXXXX6597             677              ITF INABS 2006-C REMIC 6/15/06         $198,119.74
 1007727223          7223         XXXXXX7223             677              ITF INABS 2006-C REMIC 6/15/06         $141,040.19
 1007728981          8981         XXXXXX8981             677              ITF INABS 2006-C REMIC 6/15/06         $348,121.06
 1007729310          9310         XXXXXX9310             677              ITF INABS 2006-C REMIC 6/15/06         $199,297.08
 1007729385          9385         XXXXXX9385             677              ITF INABS 2006-C REMIC 6/15/06         $299,693.30
 1007729633          9633         XXXXXX9633             677              ITF INABS 2006-C REMIC 6/15/06         $381,031.06
 1007729641          9641         XXXXXX9641             677              ITF INABS 2006-C REMIC 6/15/06         $238,914.51
 1007730516          0516         XXXXXX0516             677              ITF INABS 2006-C REMIC 6/15/06         $218,284.20
 1007731761          1761         XXXXXX1761             677              ITF INABS 2006-C REMIC 6/15/06         $294,868.72
 1007732389          2389         XXXXXX2389             677              ITF INABS 2006-C REMIC 6/15/06         $224,373.94
 1007732843          2843         XXXXXX2843             677              ITF INABS 2006-C REMIC 6/15/06         $113,439.61
 1007733577          3577         XXXXXX3577             677              ITF INABS 2006-C REMIC 6/15/06         $197,641.34
 1007734070          4070         XXXXXX4070             677              ITF INABS 2006-C REMIC 6/15/06          $37,417.92
 1007734617          4617         XXXXXX4617             677              ITF INABS 2006-C REMIC 6/15/06         $315,200.00
 1007735093          5093         XXXXXX5093             677              ITF INABS 2006-C REMIC 6/15/06            $0.00
 1007736026          6026         XXXXXX6026             677              ITF INABS 2006-C REMIC 6/15/06          $70,807.55
 1007736414          6414         XXXXXX6414             677              ITF INABS 2006-C REMIC 6/15/06          $90,071.39
 1007736513          6513         XXXXXX6513             677              ITF INABS 2006-C REMIC 6/15/06         $114,390.11
 1007736794          6794         XXXXXX6794             677              ITF INABS 2006-C REMIC 6/15/06         $134,724.22
 1007739418          9418         XXXXXX9418             677              ITF INABS 2006-C REMIC 6/15/06          $67,999.85
 1007740929          0929         XXXXXX0929             677              ITF INABS 2006-C REMIC 6/15/06         $101,037.57
 1007742438          2438         XXXXXX2438             677              ITF INABS 2006-C REMIC 6/15/06         $708,109.11
 1007742503          2503         XXXXXX2503             677              ITF INABS 2006-C REMIC 6/15/06         $287,711.71
 1007742578          2578         XXXXXX2578             677              ITF INABS 2006-C REMIC 6/15/06          $78,241.29
 1007743337          3337         XXXXXX3337             677              ITF INABS 2006-C REMIC 6/15/06         $269,852.52
 1007744012          4012         XXXXXX4012             677              ITF INABS 2006-C REMIC 6/15/06          $38,539.95
 1007744368          4368         XXXXXX4368             677              ITF INABS 2006-C REMIC 6/15/06         $244,600.44
 1007746819          6819         XXXXXX6819             677              ITF INABS 2006-C REMIC 6/15/06         $107,604.14
 1007747130          7130         XXXXXX7130             677              ITF INABS 2006-C REMIC 6/15/06         $156,177.46
 1007747411          7411         XXXXXX7411             677              ITF INABS 2006-C REMIC 6/15/06         $251,244.87
 1007748088          8088         XXXXXX8088             677              ITF INABS 2006-C REMIC 6/15/06         $144,318.15
 1007750027          0027         XXXXXX0027             677              ITF INABS 2006-C REMIC 6/15/06          $92,389.73
 1007750357          0357         XXXXXX0357             677              ITF INABS 2006-C REMIC 6/15/06         $118,619.41
 1007751660          1660         XXXXXX1660             677              ITF INABS 2006-C REMIC 6/15/06            $0.00
 1007753963          3963         XXXXXX3963             677              ITF INABS 2006-C REMIC 6/15/06         $126,148.01
 1007754409          4409         XXXXXX4409             677              ITF INABS 2006-C REMIC 6/15/06         $338,173.39
 1007754789          4789         XXXXXX4789             677              ITF INABS 2006-C REMIC 6/15/06         $259,279.16
 1007755596          5596         XXXXXX5596             677              ITF INABS 2006-C REMIC 6/15/06         $261,900.00
 1007757394          7394         XXXXXX7394             677              ITF INABS 2006-C REMIC 6/15/06         $123,522.33
 1007757642          7642         XXXXXX7642             677              ITF INABS 2006-C REMIC 6/15/06            $0.00
 1007757931          7931         XXXXXX7931             677              ITF INABS 2006-C REMIC 6/15/06         $295,131.94
 1007758574          8574         XXXXXX8574             677              ITF INABS 2006-C REMIC 6/15/06         $113,201.21
 1007759523          9523         XXXXXX9523             677              ITF INABS 2006-C REMIC 6/15/06         $159,720.37
 1007759994          9994         XXXXXX9994             677              ITF INABS 2006-C REMIC 6/15/06         $256,890.27
 1007762329          2329         XXXXXX2329             677              ITF INABS 2006-C REMIC 6/15/06          $79,654.42
 1007762865          2865         XXXXXX2865             677              ITF INABS 2006-C REMIC 6/15/06         $124,023.78
 1007764390          4390         XXXXXX4390             677              ITF INABS 2006-C REMIC 6/15/06         $161,879.38
 1007765066          5066         XXXXXX5066             677              ITF INABS 2006-C REMIC 6/15/06         $258,309.77
 1007765850          5850         XXXXXX5850             677              ITF INABS 2006-C REMIC 6/15/06         $127,095.69
 1007766965          6965         XXXXXX6965             677              ITF INABS 2006-C REMIC 6/15/06         $199,221.55
 1007769746          9746         XXXXXX9746             677              ITF INABS 2006-C REMIC 6/15/06         $125,738.33
 1007771122          1122         XXXXXX1122             677              ITF INABS 2006-C REMIC 6/15/06          $55,757.30
 1007773177          3177         XXXXXX3177             677              ITF INABS 2006-C REMIC 6/15/06          $99,820.82
 1007773201          3201         XXXXXX3201             677              ITF INABS 2006-C REMIC 6/15/06            $0.00
 1007773821          3821         XXXXXX3821             677              ITF INABS 2006-C REMIC 6/15/06         $218,665.11
 1007774076          4076         XXXXXX4076             677              ITF INABS 2006-C REMIC 6/15/06         $332,548.82
 1007774944          4944         XXXXXX4944             677              ITF INABS 2006-C REMIC 6/15/06            $0.00
 1007775610          5610         XXXXXX5610             677              ITF INABS 2006-C REMIC 6/15/06         $307,440.10
 1007775743          5743         XXXXXX5743             677              ITF INABS 2006-C REMIC 6/15/06         $168,435.66
 1007778960          8960         XXXXXX8960             677              ITF INABS 2006-C REMIC 6/15/06         $434,195.82
 1007780040          0040         XXXXXX0040             677              ITF INABS 2006-C REMIC 6/15/06         $219,904.31
 1007781436          1436         XXXXXX1436             677              ITF INABS 2006-C REMIC 6/15/06         $121,500.00
 1007783408          3408         XXXXXX3408             677              ITF INABS 2006-C REMIC 6/15/06         $262,448.14
 1007783705          3705         XXXXXX3705             677              ITF INABS 2006-C REMIC 6/15/06         $199,845.40
 1007784042          4042         XXXXXX4042             677              ITF INABS 2006-C REMIC 6/15/06            $0.00
 1007784752          4752         XXXXXX4752             677              ITF INABS 2006-C REMIC 6/15/06         $234,254.78
 1007786922          6922         XXXXXX6922             677              ITF INABS 2006-C REMIC 6/15/06          $83,760.03
 1007788746          8746         XXXXXX8746             677              ITF INABS 2006-C REMIC 6/15/06         $120,327.07
 1007792276          2276         XXXXXX2276             677              ITF INABS 2006-C REMIC 6/15/06         $143,107.58
 1007792300          2300         XXXXXX2300             677              ITF INABS 2006-C REMIC 6/15/06         $177,746.16
 1007792383          2383         XXXXXX2383             677              ITF INABS 2006-C REMIC 6/15/06            $0.00
 1007792987          2987         XXXXXX2987             677              ITF INABS 2006-C REMIC 6/15/06          $92,737.48
 1007797572          7572         XXXXXX7572             677              ITF INABS 2006-C REMIC 6/15/06          $80,276.01
 1007797903          7903         XXXXXX7903             677              ITF INABS 2006-C REMIC 6/15/06          $93,718.51
 1007798992          8992         XXXXXX8992             677              ITF INABS 2006-C REMIC 6/15/06         $147,610.41
 1007801234          1234         XXXXXX1234             677              ITF INABS 2006-C REMIC 6/15/06          $94,239.12
 1007802232          2232         XXXXXX2232             677              ITF INABS 2006-C REMIC 6/15/06          $85,806.59
 1007803933          3933         XXXXXX3933             677              ITF INABS 2006-C REMIC 6/15/06         $161,864.78
 1007804337          4337         XXXXXX4337             677              ITF INABS 2006-C REMIC 6/15/06         $279,000.00
 1007805383          5383         XXXXXX5383             677              ITF INABS 2006-C REMIC 6/15/06          $91,648.16
 1007806076          6076         XXXXXX6076             677              ITF INABS 2006-C REMIC 6/15/06         $244,875.82
 1007807025          7025         XXXXXX7025             677              ITF INABS 2006-C REMIC 6/15/06          $71,334.49
 1007807124          7124         XXXXXX7124             677              ITF INABS 2006-C REMIC 6/15/06         $236,325.76
 1007807280          7280         XXXXXX7280             677              ITF INABS 2006-C REMIC 6/15/06          $81,061.57
 1007808312          8312         XXXXXX8312             677              ITF INABS 2006-C REMIC 6/15/06          $71,088.43
 1007808668          8668         XXXXXX8668             677              ITF INABS 2006-C REMIC 6/15/06          $84,938.27
 1007810581          0581         XXXXXX0581             677              ITF INABS 2006-C REMIC 6/15/06          $60,978.25
 1007810623          0623         XXXXXX0623             677              ITF INABS 2006-C REMIC 6/15/06         $180,950.99
 1007810987          0987         XXXXXX0987             677              ITF INABS 2006-C REMIC 6/15/06          $82,219.57
 1007811001          1001         XXXXXX1001             677              ITF INABS 2006-C REMIC 6/15/06            $0.00
 1007814088          4088         XXXXXX4088             677              ITF INABS 2006-C REMIC 6/15/06         $218,245.00
 1007814096          4096         XXXXXX4096             677              ITF INABS 2006-C REMIC 6/15/06            $0.00
 1007814252          4252         XXXXXX4252             677              ITF INABS 2006-C REMIC 6/15/06         $373,051.91
 1007815598          5598         XXXXXX5598             677              ITF INABS 2006-C REMIC 6/15/06            $0.00
 1007816075          6075         XXXXXX6075             677              ITF INABS 2006-C REMIC 6/15/06         $223,199.26
 1007816711          6711         XXXXXX6711             677              ITF INABS 2006-C REMIC 6/15/06         $301,000.00
 1007821133          1133         XXXXXX1133             677              ITF INABS 2006-C REMIC 6/15/06         $230,210.57
 1007824293          4293         XXXXXX4293             677              ITF INABS 2006-C REMIC 6/15/06         $248,840.93
 1007824772          4772         XXXXXX4772             677              ITF INABS 2006-C REMIC 6/15/06          $76,812.59
 1007825209          5209         XXXXXX5209             677              ITF INABS 2006-C REMIC 6/15/06          $89,032.74
 1007827239          7239         XXXXXX7239             677              ITF INABS 2006-C REMIC 6/15/06         $237,253.78
 1007828070          8070         XXXXXX8070             677              ITF INABS 2006-C REMIC 6/15/06            $0.00
 1007828302          8302         XXXXXX8302             677              ITF INABS 2006-C REMIC 6/15/06         $228,082.28
 1007837097          7097         XXXXXX7097             677              ITF INABS 2006-C REMIC 6/15/06         $195,656.06
 1007839358          9358         XXXXXX9358             677              ITF INABS 2006-C REMIC 6/15/06          $80,072.77
 1007843855          3855         XXXXXX3855             677              ITF INABS 2006-C REMIC 6/15/06         $369,404.52
 1007844440          4440         XXXXXX4440             677              ITF INABS 2006-C REMIC 6/15/06         $243,877.58
 1007845413          5413         XXXXXX5413             677              ITF INABS 2006-C REMIC 6/15/06         $184,535.23
 1007845561          5561         XXXXXX5561             677              ITF INABS 2006-C REMIC 6/15/06         $184,402.02
 1007845785          5785         XXXXXX5785             677              ITF INABS 2006-C REMIC 6/15/06         $429,006.99
 1007846098          6098         XXXXXX6098             677              ITF INABS 2006-C REMIC 6/15/06          $44,100.30
 1007846114          6114         XXXXXX6114             677              ITF INABS 2006-C REMIC 6/15/06         $100,189.69
 1007846932          6932         XXXXXX6932             677              ITF INABS 2006-C REMIC 6/15/06         $249,171.19
 1007847153          7153         XXXXXX7153             677              ITF INABS 2006-C REMIC 6/15/06         $373,934.48
 1007847401          7401         XXXXXX7401             677              ITF INABS 2006-C REMIC 6/15/06         $189,047.98
 1007847427          7427         XXXXXX7427             677              ITF INABS 2006-C REMIC 6/15/06          $59,901.76
 1007848953          8953         XXXXXX8953             677              ITF INABS 2006-C REMIC 6/15/06         $394,335.80
 1007850819          0819         XXXXXX0819             677              ITF INABS 2006-C REMIC 6/15/06         $121,476.98
 1007851890          1890         XXXXXX1890             677              ITF INABS 2006-C REMIC 6/15/06         $159,456.04
 1007852096          2096         XXXXXX2096             677              ITF INABS 2006-C REMIC 6/15/06         $277,951.67
 1007853953          3953         XXXXXX3953             677              ITF INABS 2006-C REMIC 6/15/06         $156,586.72
 1007856873          6873         XXXXXX6873             677              ITF INABS 2006-C REMIC 6/15/06         $271,869.69
 1007857210          7210         XXXXXX7210             677              ITF INABS 2006-C REMIC 6/15/06         $213,116.38
 1007859364          9364         XXXXXX9364             677              ITF INABS 2006-C REMIC 6/15/06         $150,129.90
 1007862889          2889         XXXXXX2889             677              ITF INABS 2006-C REMIC 6/15/06         $154,357.19
 1007864208          4208         XXXXXX4208             677              ITF INABS 2006-C REMIC 6/15/06         $218,986.68
 1007864448          4448         XXXXXX4448             677              ITF INABS 2006-C REMIC 6/15/06         $106,109.67
 1007865288          5288         XXXXXX5288             677              ITF INABS 2006-C REMIC 6/15/06         $159,844.79
 1007865999          5999         XXXXXX5999             677              ITF INABS 2006-C REMIC 6/15/06         $127,008.08
 1007866237          6237         XXXXXX6237             677              ITF INABS 2006-C REMIC 6/15/06          $73,884.02
 1007872326          2326         XXXXXX2326             677              ITF INABS 2006-C REMIC 6/15/06         $365,000.00
 1007873365          3365         XXXXXX3365             677              ITF INABS 2006-C REMIC 6/15/06         $239,243.66
 1007878075          8075         XXXXXX8075             677              ITF INABS 2006-C REMIC 6/15/06         $209,540.03
 1007878653          8653         XXXXXX8653             677              ITF INABS 2006-C REMIC 6/15/06         $103,528.14
 1007879396          9396         XXXXXX9396             677              ITF INABS 2006-C REMIC 6/15/06         $269,586.89
 3000841068          1068         XXXXXX1068             677              ITF INABS 2006-C REMIC 6/15/06          $59,548.07
 3000991681          1681         XXXXXX1681             677              ITF INABS 2006-C REMIC 6/15/06         $106,627.55
 3001426869          6869         XXXXXX6869             677              ITF INABS 2006-C REMIC 6/15/06         $271,590.66
 3001430358          0358         XXXXXX0358             677              ITF INABS 2006-C REMIC 6/15/06         $231,783.89
 3001435209          5209         XXXXXX5209             677              ITF INABS 2006-C REMIC 6/15/06          $85,499.86
 3001442007          2007         XXXXXX2007             677              ITF INABS 2006-C REMIC 6/15/06         $238,283.99
 3001444821          4821         XXXXXX4821             677              ITF INABS 2006-C REMIC 6/15/06         $127,439.13
 3001469372          9372         XXXXXX9372             677              ITF INABS 2006-C REMIC 6/15/06          $54,684.18
 3001469380          9380         XXXXXX9380             677              ITF INABS 2006-C REMIC 6/15/06         $209,141.81
 3001469414          9414         XXXXXX9414             677              ITF INABS 2006-C REMIC 6/15/06         $152,370.44
 3001469687          9687         XXXXXX9687             677              ITF INABS 2006-C REMIC 6/15/06         $226,817.68
 3001469810          9810         XXXXXX9810             677              ITF INABS 2006-C REMIC 6/15/06          $61,394.87
 3001470156          0156         XXXXXX0156             677              ITF INABS 2006-C REMIC 6/15/06         $127,041.38
 3001474158          4158         XXXXXX4158             677              ITF INABS 2006-C REMIC 6/15/06         $175,702.20
 3001474679          4679         XXXXXX4679             677              ITF INABS 2006-C REMIC 6/15/06          $61,750.00
 3001487184          7184         XXXXXX7184             677              ITF INABS 2006-C REMIC 6/15/06         $329,262.06
 3001491921          1921         XXXXXX1921             677              ITF INABS 2006-C REMIC 6/15/06          $98,956.32
 3001519663          9663         XXXXXX9663             677              ITF INABS 2006-C REMIC 6/15/06         $167,946.62
 3001520398          0398         XXXXXX0398             677              ITF INABS 2006-C REMIC 6/15/06         $311,871.05
 3001520430          0430         XXXXXX0430             677              ITF INABS 2006-C REMIC 6/15/06         $140,000.00
 3001520471          0471         XXXXXX0471             677              ITF INABS 2006-C REMIC 6/15/06         $111,935.65
 3001521149          1149         XXXXXX1149             677              ITF INABS 2006-C REMIC 6/15/06            $0.00
 3001521719          1719         XXXXXX1719             677              ITF INABS 2006-C REMIC 6/15/06         $102,330.55
 3001521867          1867         XXXXXX1867             677              ITF INABS 2006-C REMIC 6/15/06            $0.00
 3001522139          2139         XXXXXX2139             677              ITF INABS 2006-C REMIC 6/15/06          $63,143.88
 3001522568          2568         XXXXXX2568             677              ITF INABS 2006-C REMIC 6/15/06            $0.00
 3001523608          3608         XXXXXX3608             677              ITF INABS 2006-C REMIC 6/15/06         $277,300.28
 3001523798          3798         XXXXXX3798             677              ITF INABS 2006-C REMIC 6/15/06            $0.00
 3001523905          3905         XXXXXX3905             677              ITF INABS 2006-C REMIC 6/15/06            $0.00
 3001524051          4051         XXXXXX4051             677              ITF INABS 2006-C REMIC 6/15/06          $97,100.00
 3001524325          4325         XXXXXX4325             677              ITF INABS 2006-C REMIC 6/15/06          $43,437.79
 3001524424          4424         XXXXXX4424             677              ITF INABS 2006-C REMIC 6/15/06          $68,782.31
 3001524739          4739         XXXXXX4739             677              ITF INABS 2006-C REMIC 6/15/06         $131,640.25
 3001525868          5868         XXXXXX5868             677              ITF INABS 2006-C REMIC 6/15/06         $331,427.31
 3001530207          0207         XXXXXX0207             677              ITF INABS 2006-C REMIC 6/15/06         $116,918.28
 3001530876          0876         XXXXXX0876             677              ITF INABS 2006-C REMIC 6/15/06         $135,983.30
 3001550130          0130         XXXXXX0130             677              ITF INABS 2006-C REMIC 6/15/06         $167,101.90
 3001550445          0445         XXXXXX0445             677              ITF INABS 2006-C REMIC 6/15/06         $235,000.00
 3001565583          5583         XXXXXX5583             677              ITF INABS 2006-C REMIC 6/15/06         $223,000.00
 3001573843          3843         XXXXXX3843             677              ITF INABS 2006-C REMIC 6/15/06         $175,622.28
 3001574189          4189         XXXXXX4189             677              ITF INABS 2006-C REMIC 6/15/06         $199,953.92
 3001574411          4411         XXXXXX4411             677              ITF INABS 2006-C REMIC 6/15/06         $192,000.00
 3001574916          4916         XXXXXX4916             677              ITF INABS 2006-C REMIC 6/15/06            $0.00
 3001577380          7380         XXXXXX7380             677              ITF INABS 2006-C REMIC 6/15/06         $299,807.84
 3001580772          0772         XXXXXX0772             677              ITF INABS 2006-C REMIC 6/15/06         $172,000.00
 3001581127          1127         XXXXXX1127             677              ITF INABS 2006-C REMIC 6/15/06         $164,000.00
 3001586795          6795         XXXXXX6795             677              ITF INABS 2006-C REMIC 6/15/06         $157,292.75
 3001588023          8023         XXXXXX8023             677              ITF INABS 2006-C REMIC 6/15/06         $164,247.25
 3001589278          9278         XXXXXX9278             677              ITF INABS 2006-C REMIC 6/15/06         $216,137.33
 3001591258          1258         XXXXXX1258             677              ITF INABS 2006-C REMIC 6/15/06         $251,627.94
 3001591613          1613         XXXXXX1613             677              ITF INABS 2006-C REMIC 6/15/06            $0.00
 3001591647          1647         XXXXXX1647             677              ITF INABS 2006-C REMIC 6/15/06            $0.00
 3001591670          1670         XXXXXX1670             677              ITF INABS 2006-C REMIC 6/15/06         $225,000.00
 3001592306          2306         XXXXXX2306             677              ITF INABS 2006-C REMIC 6/15/06         $296,028.29
 3001592975          2975         XXXXXX2975             677              ITF INABS 2006-C REMIC 6/15/06         $115,847.21
 3001599582          9582         XXXXXX9582             677              ITF INABS 2006-C REMIC 6/15/06          $86,652.49
 3001600927          0927         XXXXXX0927             677              ITF INABS 2006-C REMIC 6/15/06            $0.00
 3001606957          6957         XXXXXX6957             677              ITF INABS 2006-C REMIC 6/15/06          $93,287.66
 3001609126          9126         XXXXXX9126             677              ITF INABS 2006-C REMIC 6/15/06         $238,000.00
 3001627839          7839         XXXXXX7839             677              ITF INABS 2006-C REMIC 6/15/06         $446,320.00
 3001629611          9611         XXXXXX9611             677              ITF INABS 2006-C REMIC 6/15/06         $119,807.65
 3001633704          3704         XXXXXX3704             677              ITF INABS 2006-C REMIC 6/15/06         $251,750.00
 3001646847          6847         XXXXXX6847             677              ITF INABS 2006-C REMIC 6/15/06         $172,833.05
 3001657489          7489         XXXXXX7489             677              ITF INABS 2006-C REMIC 6/15/06         $122,756.59
 3001669575          9575         XXXXXX9575             677              ITF INABS 2006-C REMIC 6/15/06         $363,906.93
 3001697287          7287         XXXXXX7287             677              ITF INABS 2006-C REMIC 6/15/06         $353,141.97
 3001697568          7568         XXXXXX7568             677              ITF INABS 2006-C REMIC 6/15/06         $254,730.39
 3001705536          5536         XXXXXX5536             677              ITF INABS 2006-C REMIC 6/15/06         $123,918.19
 3001706112          6112         XXXXXX6112             677              ITF INABS 2006-C REMIC 6/15/06         $189,944.92
 3001716921          6921         XXXXXX6921             677              ITF INABS 2006-C REMIC 6/15/06         $305,598.56
 3001717010          7010         XXXXXX7010             677              ITF INABS 2006-C REMIC 6/15/06         $126,990.81
 3001717150          7150         XXXXXX7150             677              ITF INABS 2006-C REMIC 6/15/06          $59,493.30
 3001717424          7424         XXXXXX7424             677              ITF INABS 2006-C REMIC 6/15/06         $158,043.02
 3001731003          1003         XXXXXX1003             677              ITF INABS 2006-C REMIC 6/15/06         $206,190.00
 3001732704          2704         XXXXXX2704             677              ITF INABS 2006-C REMIC 6/15/06         $170,848.44
 3001751332          1332         XXXXXX1332             677              ITF INABS 2006-C REMIC 6/15/06         $189,983.54
 1004130660          0660         XXXXXX0660             688              ITF INDX 2006-AR-19 (6-29-06)          $138,461.09
 1004192330          2330         XXXXXX2330             688              ITF INDX 2006-AR-19 (6-29-06)          $189,104.70
 1004337778          7778         XXXXXX7778             688              ITF INDX 2006-AR-19 (6-29-06)          $287,192.48
 1004397186          7186         XXXXXX7186             688              ITF INDX 2006-AR-19 (6-29-06)          $322,649.99
 1004420210          0210         XXXXXX0210             688              ITF INDX 2006-AR-19 (6-29-06)          $430,740.97
 1004424089          4089         XXXXXX4089             688              ITF INDX 2006-AR-19 (6-29-06)          $366,250.27
 1004494645          4645         XXXXXX4645             688              ITF INDX 2006-AR-19 (6-29-06)             $0.00
 1004504716          4716         XXXXXX4716             688              ITF INDX 2006-AR-19 (6-29-06)          $110,110.84
 1004515233          5233         XXXXXX5233             688              ITF INDX 2006-AR-19 (6-29-06)          $428,677.14
 1004576672          6672         XXXXXX6672             688              ITF INDX 2006-AR-19 (6-29-06)          $809,193.54
 1004615850          5850         XXXXXX5850             688              ITF INDX 2006-AR-19 (6-29-06)          $333,444.75
 1004627517          7517         XXXXXX7517             688              ITF INDX 2006-AR-19 (6-29-06)          $508,004.93
 1004644389          4389         XXXXXX4389             688              ITF INDX 2006-AR-19 (6-29-06)          $249,486.92
 1004649701          9701         XXXXXX9701             688              ITF INDX 2006-AR-19 (6-29-06)          $260,235.97
 1004653034          3034         XXXXXX3034             688              ITF INDX 2006-AR-19 (6-29-06)          $153,727.56
 1004681431          1431         XXXXXX1431             688              ITF INDX 2006-AR-19 (6-29-06)          $351,406.34
 1006539041          9041         XXXXXX9041             688              ITF INDX 2006-AR-19 (6-29-06)          $384,799.49
 1006633448          3448         XXXXXX3448             688              ITF INDX 2006-AR-19 (6-29-06)          $339,869.64
 1006636458          6458         XXXXXX6458             688              ITF INDX 2006-AR-19 (6-29-06)         $1,138,234.70
 1006678088          8088         XXXXXX8088             688              ITF INDX 2006-AR-19 (6-29-06)          $751,843.14
 1006759714          9714         XXXXXX9714             688              ITF INDX 2006-AR-19 (6-29-06)          $215,000.00
 1006851297          1297         XXXXXX1297             688              ITF INDX 2006-AR-19 (6-29-06)          $326,400.00
 1006867053          7053         XXXXXX7053             688              ITF INDX 2006-AR-19 (6-29-06)          $331,718.72
 1006883225          3225         XXXXXX3225             688              ITF INDX 2006-AR-19 (6-29-06)          $234,139.00
 1006893125          3125         XXXXXX3125             688              ITF INDX 2006-AR-19 (6-29-06)          $267,519.16
 1006902470          2470         XXXXXX2470             688              ITF INDX 2006-AR-19 (6-29-06)          $200,567.98
 1006938839          8839         XXXXXX8839             688              ITF INDX 2006-AR-19 (6-29-06)           $37,774.72
 1007031691          1691         XXXXXX1691             688              ITF INDX 2006-AR-19 (6-29-06)          $306,000.00
 1007045428          5428         XXXXXX5428             688              ITF INDX 2006-AR-19 (6-29-06)          $275,951.52
 1007056383          6383         XXXXXX6383             688              ITF INDX 2006-AR-19 (6-29-06)          $148,013.28
 1007064049          4049         XXXXXX4049             688              ITF INDX 2006-AR-19 (6-29-06)          $275,741.96
 1007076050          6050         XXXXXX6050             688              ITF INDX 2006-AR-19 (6-29-06)          $212,400.00
 1007080482          0482         XXXXXX0482             688              ITF INDX 2006-AR-19 (6-29-06)          $207,400.00
 1007096801          6801         XXXXXX6801             688              ITF INDX 2006-AR-19 (6-29-06)          $406,695.39
 1007154303          4303         XXXXXX4303             688              ITF INDX 2006-AR-19 (6-29-06)          $546,060.10
 1007308180          8180         XXXXXX8180             688              ITF INDX 2006-AR-19 (6-29-06)          $357,217.02
 1007315540          5540         XXXXXX5540             688              ITF INDX 2006-AR-19 (6-29-06)          $310,451.00
 1007325838          5838         XXXXXX5838             688              ITF INDX 2006-AR-19 (6-29-06)          $681,000.00
 1007332792          2792         XXXXXX2792             688              ITF INDX 2006-AR-19 (6-29-06)          $416,000.00
 1007375379          5379         XXXXXX5379             688              ITF INDX 2006-AR-19 (6-29-06)          $336,000.00
 1007411778          1778         XXXXXX1778             688              ITF INDX 2006-AR-19 (6-29-06)          $482,494.35
 1007428111          8111         XXXXXX8111             688              ITF INDX 2006-AR-19 (6-29-06)          $279,000.00
 1007435777          5777         XXXXXX5777             688              ITF INDX 2006-AR-19 (6-29-06)          $482,894.38
 1007470667          0667         XXXXXX0667             688              ITF INDX 2006-AR-19 (6-29-06)          $436,800.00
 1007471327          1327         XXXXXX1327             688              ITF INDX 2006-AR-19 (6-29-06)          $517,314.72
 1007501156          1156         XXXXXX1156             688              ITF INDX 2006-AR-19 (6-29-06)          $157,423.17
 1007506023          6023         XXXXXX6023             688              ITF INDX 2006-AR-19 (6-29-06)          $319,994.49
 1007512435          2435         XXXXXX2435             688              ITF INDX 2006-AR-19 (6-29-06)          $192,000.00
 1007514639          4639         XXXXXX4639             688              ITF INDX 2006-AR-19 (6-29-06)          $400,000.00
 1007515156          5156         XXXXXX5156             688              ITF INDX 2006-AR-19 (6-29-06)          $192,000.00
 1007538430          8430         XXXXXX8430             688              ITF INDX 2006-AR-19 (6-29-06)          $238,000.00
 1007544776          4776         XXXXXX4776             688              ITF INDX 2006-AR-19 (6-29-06)          $278,000.00
 1007547472          7472         XXXXXX7472             688              ITF INDX 2006-AR-19 (6-29-06)          $145,171.59
 1007556119          6119         XXXXXX6119             688              ITF INDX 2006-AR-19 (6-29-06)          $374,750.00
 1007556176          6176         XXXXXX6176             688              ITF INDX 2006-AR-19 (6-29-06)             $0.00
 1007556358          6358         XXXXXX6358             688              ITF INDX 2006-AR-19 (6-29-06)           $56,000.00
 1007556408          6408         XXXXXX6408             688              ITF INDX 2006-AR-19 (6-29-06)           $81,441.58
 1007556481          6481         XXXXXX6481             688              ITF INDX 2006-AR-19 (6-29-06)          $124,797.98
 1007556499          6499         XXXXXX6499             688              ITF INDX 2006-AR-19 (6-29-06)          $364,000.00
 1007556648          6648         XXXXXX6648             688              ITF INDX 2006-AR-19 (6-29-06)          $288,574.49
 1007556770          6770         XXXXXX6770             688              ITF INDX 2006-AR-19 (6-29-06)          $338,300.00
 1007556846          6846         XXXXXX6846             688              ITF INDX 2006-AR-19 (6-29-06)          $174,388.45
 1007556978          6978         XXXXXX6978             688              ITF INDX 2006-AR-19 (6-29-06)          $212,000.00
 1007557091          7091         XXXXXX7091             688              ITF INDX 2006-AR-19 (6-29-06)          $219,901.36
 1007561879          1879         XXXXXX1879             688              ITF INDX 2006-AR-19 (6-29-06)          $363,920.00
 1007562000          2000         XXXXXX2000             688              ITF INDX 2006-AR-19 (6-29-06)             $0.00
 1007570821          0821         XXXXXX0821             688              ITF INDX 2006-AR-19 (6-29-06)          $447,000.00
 1007571530          1530         XXXXXX1530             688              ITF INDX 2006-AR-19 (6-29-06)          $256,856.96
 1007571589          1589         XXXXXX1589             688              ITF INDX 2006-AR-19 (6-29-06)          $592,000.00
 1007571597          1597         XXXXXX1597             688              ITF INDX 2006-AR-19 (6-29-06)          $242,000.00
 1007571605          1605         XXXXXX1605             688              ITF INDX 2006-AR-19 (6-29-06)          $296,000.00
 1007571613          1613         XXXXXX1613             688              ITF INDX 2006-AR-19 (6-29-06)          $190,636.01
 1007572892          2892         XXXXXX2892             688              ITF INDX 2006-AR-19 (6-29-06)          $407,945.00
 1007580564          0564         XXXXXX0564             688              ITF INDX 2006-AR-19 (6-29-06)          $276,609.36
 1007583311          3311         XXXXXX3311             688              ITF INDX 2006-AR-19 (6-29-06)             $0.00
 1007590878          0878         XXXXXX0878             688              ITF INDX 2006-AR-19 (6-29-06)          $350,446.94
 1007603689          3689         XXXXXX3689             688              ITF INDX 2006-AR-19 (6-29-06)          $240,000.00
 1007605627          5627         XXXXXX5627             688              ITF INDX 2006-AR-19 (6-29-06)          $242,250.00
 1007615139          5139         XXXXXX5139             688              ITF INDX 2006-AR-19 (6-29-06)          $201,700.00
 1007616814          6814         XXXXXX6814             688              ITF INDX 2006-AR-19 (6-29-06)          $225,000.00
 1007630062          0062         XXXXXX0062             688              ITF INDX 2006-AR-19 (6-29-06)          $124,794.27
 1007632779          2779         XXXXXX2779             688              ITF INDX 2006-AR-19 (6-29-06)          $210,000.00
 1007632787          2787         XXXXXX2787             688              ITF INDX 2006-AR-19 (6-29-06)          $246,698.87
 1007633017          3017         XXXXXX3017             688              ITF INDX 2006-AR-19 (6-29-06)          $409,969.88
 1007639808          9808         XXXXXX9808             688              ITF INDX 2006-AR-19 (6-29-06)          $285,550.00
 1007648825          8825         XXXXXX8825             688              ITF INDX 2006-AR-19 (6-29-06)          $331,200.00
 1007649781          9781         XXXXXX9781             688              ITF INDX 2006-AR-19 (6-29-06)          $498,400.00
 1007649963          9963         XXXXXX9963             688              ITF INDX 2006-AR-19 (6-29-06)          $247,013.24
 1007651001          1001         XXXXXX1001             688              ITF INDX 2006-AR-19 (6-29-06)          $165,459.99
 1007651977          1977         XXXXXX1977             688              ITF INDX 2006-AR-19 (6-29-06)          $656,000.00
 1007657164          7164         XXXXXX7164             688              ITF INDX 2006-AR-19 (6-29-06)          $407,000.00
 1007657339          7339         XXXXXX7339             688              ITF INDX 2006-AR-19 (6-29-06)          $413,600.00
 1007657677          7677         XXXXXX7677             688              ITF INDX 2006-AR-19 (6-29-06)          $515,000.00
 1007657719          7719         XXXXXX7719             688              ITF INDX 2006-AR-19 (6-29-06)          $397,695.57
 1007659061          9061         XXXXXX9061             688              ITF INDX 2006-AR-19 (6-29-06)          $425,439.27
 1007662644          2644         XXXXXX2644             688              ITF INDX 2006-AR-19 (6-29-06)          $276,800.00
 1007664103          4103         XXXXXX4103             688              ITF INDX 2006-AR-19 (6-29-06)          $168,000.00
 1007664194          4194         XXXXXX4194             688              ITF INDX 2006-AR-19 (6-29-06)          $190,788.80
 1007664236          4236         XXXXXX4236             688              ITF INDX 2006-AR-19 (6-29-06)          $434,249.42
 1007664251          4251         XXXXXX4251             688              ITF INDX 2006-AR-19 (6-29-06)          $150,000.00
 1007665605          5605         XXXXXX5605             688              ITF INDX 2006-AR-19 (6-29-06)          $400,000.00
 1007665621          5621         XXXXXX5621             688              ITF INDX 2006-AR-19 (6-29-06)          $349,600.00
 1007665761          5761         XXXXXX5761             688              ITF INDX 2006-AR-19 (6-29-06)          $430,000.00
 1007666074          6074         XXXXXX6074             688              ITF INDX 2006-AR-19 (6-29-06)          $323,200.00
 1007666090          6090         XXXXXX6090             688              ITF INDX 2006-AR-19 (6-29-06)          $274,863.67
 1007666165          6165         XXXXXX6165             688              ITF INDX 2006-AR-19 (6-29-06)          $222,667.08
 1007668385          8385         XXXXXX8385             688              ITF INDX 2006-AR-19 (6-29-06)          $314,919.61
 1007670944          0944         XXXXXX0944             688              ITF INDX 2006-AR-19 (6-29-06)          $541,206.51
 1007673344          3344         XXXXXX3344             688              ITF INDX 2006-AR-19 (6-29-06)          $276,000.00
 1007673724          3724         XXXXXX3724             688              ITF INDX 2006-AR-19 (6-29-06)          $262,000.00
 1007674417          4417         XXXXXX4417             688              ITF INDX 2006-AR-19 (6-29-06)          $672,000.00
 1007674839          4839         XXXXXX4839             688              ITF INDX 2006-AR-19 (6-29-06)          $191,844.04
 1007675208          5208         XXXXXX5208             688              ITF INDX 2006-AR-19 (6-29-06)          $317,524.83
 1007675778          5778         XXXXXX5778             688              ITF INDX 2006-AR-19 (6-29-06)          $304,000.00
 1007677196          7196         XXXXXX7196             688              ITF INDX 2006-AR-19 (6-29-06)          $355,915.00
 1007677204          7204         XXXXXX7204             688              ITF INDX 2006-AR-19 (6-29-06)          $359,200.00
 1007677220          7220         XXXXXX7220             688              ITF INDX 2006-AR-19 (6-29-06)          $709,450.00
 1007677295          7295         XXXXXX7295             688              ITF INDX 2006-AR-19 (6-29-06)          $347,920.00
 1007677352          7352         XXXXXX7352             688              ITF INDX 2006-AR-19 (6-29-06)          $238,720.09
 1007677600          7600         XXXXXX7600             688              ITF INDX 2006-AR-19 (6-29-06)          $500,000.00
 1007678277          8277         XXXXXX8277             688              ITF INDX 2006-AR-19 (6-29-06)          $761,250.00
 1007678806          8806         XXXXXX8806             688              ITF INDX 2006-AR-19 (6-29-06)          $208,500.00
 1007678921          8921         XXXXXX8921             688              ITF INDX 2006-AR-19 (6-29-06)          $192,000.00
 1007679234          9234         XXXXXX9234             688              ITF INDX 2006-AR-19 (6-29-06)          $236,000.00
 1007681842          1842         XXXXXX1842             688              ITF INDX 2006-AR-19 (6-29-06)          $174,079.46
 1007682485          2485         XXXXXX2485             688              ITF INDX 2006-AR-19 (6-29-06)          $192,495.35
 1007685512          5512         XXXXXX5512             688              ITF INDX 2006-AR-19 (6-29-06)          $364,448.24
 1007686064          6064         XXXXXX6064             688              ITF INDX 2006-AR-19 (6-29-06)          $472,358.66
 1007686106          6106         XXXXXX6106             688              ITF INDX 2006-AR-19 (6-29-06)          $179,940.95
 1007686239          6239         XXXXXX6239             688              ITF INDX 2006-AR-19 (6-29-06)          $815,500.00
 1007686676          6676         XXXXXX6676             688              ITF INDX 2006-AR-19 (6-29-06)          $102,000.00
 1007686692          6692         XXXXXX6692             688              ITF INDX 2006-AR-19 (6-29-06)           $79,590.94
 1007687831          7831         XXXXXX7831             688              ITF INDX 2006-AR-19 (6-29-06)          $205,000.00
 1007688276          8276         XXXXXX8276             688              ITF INDX 2006-AR-19 (6-29-06)          $238,639.01
 1007688813          8813         XXXXXX8813             688              ITF INDX 2006-AR-19 (6-29-06)          $186,779.33
 1007690181          0181         XXXXXX0181             688              ITF INDX 2006-AR-19 (6-29-06)          $537,600.00
 1007690884          0884         XXXXXX0884             688              ITF INDX 2006-AR-19 (6-29-06)          $380,000.00
 1007691353          1353         XXXXXX1353             688              ITF INDX 2006-AR-19 (6-29-06)          $307,980.19
 1007691395          1395         XXXXXX1395             688              ITF INDX 2006-AR-19 (6-29-06)          $340,000.00
 1007691536          1536         XXXXXX1536             688              ITF INDX 2006-AR-19 (6-29-06)          $270,000.00
 1007691569          1569         XXXXXX1569             688              ITF INDX 2006-AR-19 (6-29-06)          $121,544.81
 1007692237          2237         XXXXXX2237             688              ITF INDX 2006-AR-19 (6-29-06)          $248,000.00
 1007693995          3995         XXXXXX3995             688              ITF INDX 2006-AR-19 (6-29-06)          $345,943.07
 1007694423          4423         XXXXXX4423             688              ITF INDX 2006-AR-19 (6-29-06)          $214,769.61
 1007694522          4522         XXXXXX4522             688              ITF INDX 2006-AR-19 (6-29-06)          $220,000.00
 1007697012          7012         XXXXXX7012             688              ITF INDX 2006-AR-19 (6-29-06)          $340,000.00
 1007697780          7780         XXXXXX7780             688              ITF INDX 2006-AR-19 (6-29-06)          $390,000.00
 1007698499          8499         XXXXXX8499             688              ITF INDX 2006-AR-19 (6-29-06)          $159,686.73
 1007699919          9919         XXXXXX9919             688              ITF INDX 2006-AR-19 (6-29-06)          $599,882.99
 1007701020          1020         XXXXXX1020             688              ITF INDX 2006-AR-19 (6-29-06)          $419,999.80
 1007701400          1400         XXXXXX1400             688              ITF INDX 2006-AR-19 (6-29-06)          $535,000.00
 1007702077          2077         XXXXXX2077             688              ITF INDX 2006-AR-19 (6-29-06)          $190,070.68
 1007702309          2309         XXXXXX2309             688              ITF INDX 2006-AR-19 (6-29-06)          $364,717.54
 1007702796          2796         XXXXXX2796             688              ITF INDX 2006-AR-19 (6-29-06)          $300,000.00
 1007702861          2861         XXXXXX2861             688              ITF INDX 2006-AR-19 (6-29-06)          $203,920.00
 1007703646          3646         XXXXXX3646             688              ITF INDX 2006-AR-19 (6-29-06)          $255,919.68
 1007703893          3893         XXXXXX3893             688              ITF INDX 2006-AR-19 (6-29-06)          $337,869.32
 1007704537          4537         XXXXXX4537             688              ITF INDX 2006-AR-19 (6-29-06)          $319,999.76
 1007704800          4800         XXXXXX4800             688              ITF INDX 2006-AR-19 (6-29-06)          $192,000.00
 1007705310          5310         XXXXXX5310             688              ITF INDX 2006-AR-19 (6-29-06)          $168,568.06
 1007705336          5336         XXXXXX5336             688              ITF INDX 2006-AR-19 (6-29-06)          $143,715.88
 1007706748          6748         XXXXXX6748             688              ITF INDX 2006-AR-19 (6-29-06)          $329,543.82
 1007707746          7746         XXXXXX7746             688              ITF INDX 2006-AR-19 (6-29-06)          $283,500.00
 1007708090          8090         XXXXXX8090             688              ITF INDX 2006-AR-19 (6-29-06)          $114,000.00
 1007708462          8462         XXXXXX8462             688              ITF INDX 2006-AR-19 (6-29-06)          $456,553.50
 1007708611          8611         XXXXXX8611             688              ITF INDX 2006-AR-19 (6-29-06)          $331,980.00
 1007708710          8710         XXXXXX8710             688              ITF INDX 2006-AR-19 (6-29-06)          $332,000.00
 1007709825          9825         XXXXXX9825             688              ITF INDX 2006-AR-19 (6-29-06)          $624,000.00
 1007709940          9940         XXXXXX9940             688              ITF INDX 2006-AR-19 (6-29-06)             $0.00
 1007710005          0005         XXXXXX0005             688              ITF INDX 2006-AR-19 (6-29-06)          $284,833.46
 1007710781          0781         XXXXXX0781             688              ITF INDX 2006-AR-19 (6-29-06)          $360,354.95
 1007711060          1060         XXXXXX1060             688              ITF INDX 2006-AR-19 (6-29-06)          $315,881.09
 1007711953          1953         XXXXXX1953             688              ITF INDX 2006-AR-19 (6-29-06)         $1,375,000.00
 1007711995          1995         XXXXXX1995             688              ITF INDX 2006-AR-19 (6-29-06)             $0.00
 1007712316          2316         XXXXXX2316             688              ITF INDX 2006-AR-19 (6-29-06)          $539,998.35
 1007713181          3181         XXXXXX3181             688              ITF INDX 2006-AR-19 (6-29-06)          $360,800.00
 1007713363          3363         XXXXXX3363             688              ITF INDX 2006-AR-19 (6-29-06)          $185,950.59
 1007713926          3926         XXXXXX3926             688              ITF INDX 2006-AR-19 (6-29-06)          $194,842.30
 1007714114          4114         XXXXXX4114             688              ITF INDX 2006-AR-19 (6-29-06)          $205,400.00
 1007715293          5293         XXXXXX5293             688              ITF INDX 2006-AR-19 (6-29-06)          $288,000.00
 1007715517          5517         XXXXXX5517             688              ITF INDX 2006-AR-19 (6-29-06)          $359,497.34
 1007715566          5566         XXXXXX5566             688              ITF INDX 2006-AR-19 (6-29-06)          $544,000.00
 1007715723          5723         XXXXXX5723             688              ITF INDX 2006-AR-19 (6-29-06)          $287,200.00
 1007716002          6002         XXXXXX6002             688              ITF INDX 2006-AR-19 (6-29-06)          $289,965.00
 1007717299          7299         XXXXXX7299             688              ITF INDX 2006-AR-19 (6-29-06)          $746,000.00
 1007717331          7331         XXXXXX7331             688              ITF INDX 2006-AR-19 (6-29-06)          $152,922.29
 1007717695          7695         XXXXXX7695             688              ITF INDX 2006-AR-19 (6-29-06)          $136,800.00
 1007718008          8008         XXXXXX8008             688              ITF INDX 2006-AR-19 (6-29-06)          $521,688.00
 1007718339          8339         XXXXXX8339             688              ITF INDX 2006-AR-19 (6-29-06)          $388,000.00
 1007719477          9477         XXXXXX9477             688              ITF INDX 2006-AR-19 (6-29-06)           $99,341.24
 1007719691          9691         XXXXXX9691             688              ITF INDX 2006-AR-19 (6-29-06)          $540,267.04
 1007720160          0160         XXXXXX0160             688              ITF INDX 2006-AR-19 (6-29-06)          $377,600.00
 1007721911          1911         XXXXXX1911             688              ITF INDX 2006-AR-19 (6-29-06)          $267,029.27
 1007722547          2547         XXXXXX2547             688              ITF INDX 2006-AR-19 (6-29-06)          $211,960.00
 1007722695          2695         XXXXXX2695             688              ITF INDX 2006-AR-19 (6-29-06)          $282,250.00
 1007723388          3388         XXXXXX3388             688              ITF INDX 2006-AR-19 (6-29-06)             $0.00
 1007723412          3412         XXXXXX3412             688              ITF INDX 2006-AR-19 (6-29-06)          $285,882.89
 1007723453          3453         XXXXXX3453             688              ITF INDX 2006-AR-19 (6-29-06)          $439,896.86
 1007723719          3719         XXXXXX3719             688              ITF INDX 2006-AR-19 (6-29-06)          $165,000.00
 1007723800          3800         XXXXXX3800             688              ITF INDX 2006-AR-19 (6-29-06)          $288,000.00
 1007724337          4337         XXXXXX4337             688              ITF INDX 2006-AR-19 (6-29-06)          $391,680.00
 1007725805          5805         XXXXXX5805             688              ITF INDX 2006-AR-19 (6-29-06)          $512,986.10
 1007726183          6183         XXXXXX6183             688              ITF INDX 2006-AR-19 (6-29-06)          $372,000.00
 1007726589          6589         XXXXXX6589             688              ITF INDX 2006-AR-19 (6-29-06)          $468,000.00
 1007726928          6928         XXXXXX6928             688              ITF INDX 2006-AR-19 (6-29-06)          $234,176.53
 1007727199          7199         XXXXXX7199             688              ITF INDX 2006-AR-19 (6-29-06)          $368,000.00
 1007728122          8122         XXXXXX8122             688              ITF INDX 2006-AR-19 (6-29-06)          $381,000.00
 1007730110          0110         XXXXXX0110             688              ITF INDX 2006-AR-19 (6-29-06)          $296,000.00
 1007730763          0763         XXXXXX0763             688              ITF INDX 2006-AR-19 (6-29-06)          $266,357.30
 1007731647          1647         XXXXXX1647             688              ITF INDX 2006-AR-19 (6-29-06)          $178,000.00
 1007732082          2082         XXXXXX2082             688              ITF INDX 2006-AR-19 (6-29-06)          $187,995.67
 1007732439          2439         XXXXXX2439             688              ITF INDX 2006-AR-19 (6-29-06)          $264,991.38
 1007733528          3528         XXXXXX3528             688              ITF INDX 2006-AR-19 (6-29-06)          $163,739.81
 1007733585          3585         XXXXXX3585             688              ITF INDX 2006-AR-19 (6-29-06)          $150,200.00
 1007734088          4088         XXXXXX4088             688              ITF INDX 2006-AR-19 (6-29-06)          $227,500.00
 1007734146          4146         XXXXXX4146             688              ITF INDX 2006-AR-19 (6-29-06)           $34,882.16
 1007734468          4468         XXXXXX4468             688              ITF INDX 2006-AR-19 (6-29-06)          $159,294.06
 1007734591          4591         XXXXXX4591             688              ITF INDX 2006-AR-19 (6-29-06)          $189,108.72
 1007734971          4971         XXXXXX4971             688              ITF INDX 2006-AR-19 (6-29-06)          $339,600.43
 1007736547          6547         XXXXXX6547             688              ITF INDX 2006-AR-19 (6-29-06)          $164,370.67
 1007736729          6729         XXXXXX6729             688              ITF INDX 2006-AR-19 (6-29-06)          $135,600.00
 1007736778          6778         XXXXXX6778             688              ITF INDX 2006-AR-19 (6-29-06)           $93,500.00
 1007738477          8477         XXXXXX8477             688              ITF INDX 2006-AR-19 (6-29-06)          $216,000.00
 1007738584          8584         XXXXXX8584             688              ITF INDX 2006-AR-19 (6-29-06)          $170,400.00
 1007738667          8667         XXXXXX8667             688              ITF INDX 2006-AR-19 (6-29-06)          $119,081.86
 1007738840          8840         XXXXXX8840             688              ITF INDX 2006-AR-19 (6-29-06)          $437,580.83
 1007738899          8899         XXXXXX8899             688              ITF INDX 2006-AR-19 (6-29-06)          $287,000.00
 1007743840          3840         XXXXXX3840             688              ITF INDX 2006-AR-19 (6-29-06)          $459,775.00
 1007745241          5241         XXXXXX5241             688              ITF INDX 2006-AR-19 (6-29-06)          $409,600.00
 1007745985          5985         XXXXXX5985             688              ITF INDX 2006-AR-19 (6-29-06)         $1,110,709.57
 1007748245          8245         XXXXXX8245             688              ITF INDX 2006-AR-19 (6-29-06)          $367,940.00
 1007748617          8617         XXXXXX8617             688              ITF INDX 2006-AR-19 (6-29-06)          $300,800.00
 1007749706          9706         XXXXXX9706             688              ITF INDX 2006-AR-19 (6-29-06)          $248,000.00
 1007750340          0340         XXXXXX0340             688              ITF INDX 2006-AR-19 (6-29-06)          $313,183.17
 1007750472          0472         XXXXXX0472             688              ITF INDX 2006-AR-19 (6-29-06)          $315,200.00
 1007750746          0746         XXXXXX0746             688              ITF INDX 2006-AR-19 (6-29-06)          $370,500.00
 1007751330          1330         XXXXXX1330             688              ITF INDX 2006-AR-19 (6-29-06)           $46,205.25
 1007752650          2650         XXXXXX2650             688              ITF INDX 2006-AR-19 (6-29-06)          $455,629.90
 1007752858          2858         XXXXXX2858             688              ITF INDX 2006-AR-19 (6-29-06)          $251,920.00
 1007754045          4045         XXXXXX4045             688              ITF INDX 2006-AR-19 (6-29-06)          $214,995.00
 1007754110          4110         XXXXXX4110             688              ITF INDX 2006-AR-19 (6-29-06)          $390,000.00
 1007754417          4417         XXXXXX4417             688              ITF INDX 2006-AR-19 (6-29-06)          $200,000.00
 1007755737          5737         XXXXXX5737             688              ITF INDX 2006-AR-19 (6-29-06)          $128,800.00
 1007756255          6255         XXXXXX6255             688              ITF INDX 2006-AR-19 (6-29-06)          $839,700.00
 1007756289          6289         XXXXXX6289             688              ITF INDX 2006-AR-19 (6-29-06)           $56,200.00
 1007756446          6446         XXXXXX6446             688              ITF INDX 2006-AR-19 (6-29-06)          $323,709.98
 1007756578          6578         XXXXXX6578             688              ITF INDX 2006-AR-19 (6-29-06)          $233,500.00
 1007756719          6719         XXXXXX6719             688              ITF INDX 2006-AR-19 (6-29-06)          $184,000.00
 1007756750          6750         XXXXXX6750             688              ITF INDX 2006-AR-19 (6-29-06)          $320,000.00
 1007759853          9853         XXXXXX9853             688              ITF INDX 2006-AR-19 (6-29-06)          $620,000.00
 1007760257          0257         XXXXXX0257             688              ITF INDX 2006-AR-19 (6-29-06)          $524,000.00
 1007762279          2279         XXXXXX2279             688              ITF INDX 2006-AR-19 (6-29-06)          $355,000.00
 1007763194          3194         XXXXXX3194             688              ITF INDX 2006-AR-19 (6-29-06)          $585,000.00
 1007763293          3293         XXXXXX3293             688              ITF INDX 2006-AR-19 (6-29-06)          $496,070.00
 1007763863          3863         XXXXXX3863             688              ITF INDX 2006-AR-19 (6-29-06)          $313,760.00
 1007765041          5041         XXXXXX5041             688              ITF INDX 2006-AR-19 (6-29-06)          $359,135.46
 1007765157          5157         XXXXXX5157             688              ITF INDX 2006-AR-19 (6-29-06)          $294,627.67
 1007767658          7658         XXXXXX7658             688              ITF INDX 2006-AR-19 (6-29-06)          $412,000.00
 1007769035          9035         XXXXXX9035             688              ITF INDX 2006-AR-19 (6-29-06)          $142,900.69
 1007769530          9530         XXXXXX9530             688              ITF INDX 2006-AR-19 (6-29-06)          $408,776.00
 1007771064          1064         XXXXXX1064             688              ITF INDX 2006-AR-19 (6-29-06)          $149,076.28
 1007771072          1072         XXXXXX1072             688              ITF INDX 2006-AR-19 (6-29-06)          $159,850.22
 1007771239          1239         XXXXXX1239             688              ITF INDX 2006-AR-19 (6-29-06)          $239,759.78
 1007771734          1734         XXXXXX1734             688              ITF INDX 2006-AR-19 (6-29-06)          $326,975.66
 1007771908          1908         XXXXXX1908             688              ITF INDX 2006-AR-19 (6-29-06)          $129,580.22
 1007771932          1932         XXXXXX1932             688              ITF INDX 2006-AR-19 (6-29-06)          $256,006.65
 1007771957          1957         XXXXXX1957             688              ITF INDX 2006-AR-19 (6-29-06)          $246,594.97
 1007772195          2195         XXXXXX2195             688              ITF INDX 2006-AR-19 (6-29-06)          $215,247.60
 1007773052          3052         XXXXXX3052             688              ITF INDX 2006-AR-19 (6-29-06)          $256,000.00
 1007773219          3219         XXXXXX3219             688              ITF INDX 2006-AR-19 (6-29-06)          $320,000.00
 1007773482          3482         XXXXXX3482             688              ITF INDX 2006-AR-19 (6-29-06)          $114,009.51
 1007773979          3979         XXXXXX3979             688              ITF INDX 2006-AR-19 (6-29-06)             $0.00
 1007774845          4845         XXXXXX4845             688              ITF INDX 2006-AR-19 (6-29-06)          $480,000.00
 1007775172          5172         XXXXXX5172             688              ITF INDX 2006-AR-19 (6-29-06)          $299,800.00
 1007776022          6022         XXXXXX6022             688              ITF INDX 2006-AR-19 (6-29-06)          $278,602.65
 1007776220          6220         XXXXXX6220             688              ITF INDX 2006-AR-19 (6-29-06)          $317,272.17
 1007776279          6279         XXXXXX6279             688              ITF INDX 2006-AR-19 (6-29-06)          $150,000.00
 1007777046          7046         XXXXXX7046             688              ITF INDX 2006-AR-19 (6-29-06)          $416,000.00
 1007777327          7327         XXXXXX7327             688              ITF INDX 2006-AR-19 (6-29-06)             $0.00
 1007777335          7335         XXXXXX7335             688              ITF INDX 2006-AR-19 (6-29-06)          $435,061.75
 1007777376          7376         XXXXXX7376             688              ITF INDX 2006-AR-19 (6-29-06)          $118,520.98
 1007777434          7434         XXXXXX7434             688              ITF INDX 2006-AR-19 (6-29-06)          $297,350.06
 1007777467          7467         XXXXXX7467             688              ITF INDX 2006-AR-19 (6-29-06)          $207,593.17
 1007777509          7509         XXXXXX7509             688              ITF INDX 2006-AR-19 (6-29-06)          $435,000.00
 1007777632          7632         XXXXXX7632             688              ITF INDX 2006-AR-19 (6-29-06)          $390,718.13
 1007777939          7939         XXXXXX7939             688              ITF INDX 2006-AR-19 (6-29-06)          $259,850.15
 1007778218          8218         XXXXXX8218             688              ITF INDX 2006-AR-19 (6-29-06)          $259,471.41
 1007779562          9562         XXXXXX9562             688              ITF INDX 2006-AR-19 (6-29-06)          $852,227.94
 1007780636          0636         XXXXXX0636             688              ITF INDX 2006-AR-19 (6-29-06)          $398,946.22
 1007780834          0834         XXXXXX0834             688              ITF INDX 2006-AR-19 (6-29-06)          $310,000.00
 1007781105          1105         XXXXXX1105             688              ITF INDX 2006-AR-19 (6-29-06)          $603,500.00
 1007781337          1337         XXXXXX1337             688              ITF INDX 2006-AR-19 (6-29-06)          $225,600.00
 1007781410          1410         XXXXXX1410             688              ITF INDX 2006-AR-19 (6-29-06)          $399,819.84
 1007782350          2350         XXXXXX2350             688              ITF INDX 2006-AR-19 (6-29-06)          $312,000.00
 1007782517          2517         XXXXXX2517             688              ITF INDX 2006-AR-19 (6-29-06)          $505,000.00
 1007782541          2541         XXXXXX2541             688              ITF INDX 2006-AR-19 (6-29-06)          $427,777.01
 1007783309          3309         XXXXXX3309             688              ITF INDX 2006-AR-19 (6-29-06)          $744,000.00
 1007783564          3564         XXXXXX3564             688              ITF INDX 2006-AR-19 (6-29-06)          $299,997.00
 1007783812          3812         XXXXXX3812             688              ITF INDX 2006-AR-19 (6-29-06)          $391,800.00
 1007783838          3838         XXXXXX3838             688              ITF INDX 2006-AR-19 (6-29-06)           $74,200.00
 1007783861          3861         XXXXXX3861             688              ITF INDX 2006-AR-19 (6-29-06)          $178,400.00
 1007785437          5437         XXXXXX5437             688              ITF INDX 2006-AR-19 (6-29-06)          $114,747.49
 1007786575          6575         XXXXXX6575             688              ITF INDX 2006-AR-19 (6-29-06)          $314,350.00
 1007786724          6724         XXXXXX6724             688              ITF INDX 2006-AR-19 (6-29-06)          $327,200.00
 1007787318          7318         XXXXXX7318             688              ITF INDX 2006-AR-19 (6-29-06)          $278,720.61
 1007789553          9553         XXXXXX9553             688              ITF INDX 2006-AR-19 (6-29-06)          $903,500.00
 1007789637          9637         XXXXXX9637             688              ITF INDX 2006-AR-19 (6-29-06)           $96,000.00
 1007789751          9751         XXXXXX9751             688              ITF INDX 2006-AR-19 (6-29-06)          $132,623.80
 1007790908          0908         XXXXXX0908             688              ITF INDX 2006-AR-19 (6-29-06)          $192,000.00
 1007792714          2714         XXXXXX2714             688              ITF INDX 2006-AR-19 (6-29-06)          $278,000.00
 1007793464          3464         XXXXXX3464             688              ITF INDX 2006-AR-19 (6-29-06)          $202,258.24
 1007794157          4157         XXXXXX4157             688              ITF INDX 2006-AR-19 (6-29-06)          $152,095.71
 1007794819          4819         XXXXXX4819             688              ITF INDX 2006-AR-19 (6-29-06)          $141,412.67
 1007794900          4900         XXXXXX4900             688              ITF INDX 2006-AR-19 (6-29-06)          $363,000.00
 1007795188          5188         XXXXXX5188             688              ITF INDX 2006-AR-19 (6-29-06)          $200,000.00
 1007795550          5550         XXXXXX5550             688              ITF INDX 2006-AR-19 (6-29-06)          $254,400.00
 1007796848          6848         XXXXXX6848             688              ITF INDX 2006-AR-19 (6-29-06)          $206,936.42
 1007800814          0814         XXXXXX0814             688              ITF INDX 2006-AR-19 (6-29-06)          $159,098.97
 1007802489          2489         XXXXXX2489             688              ITF INDX 2006-AR-19 (6-29-06)          $591,317.92
 1007802505          2505         XXXXXX2505             688              ITF INDX 2006-AR-19 (6-29-06)          $311,200.00
 1007803842          3842         XXXXXX3842             688              ITF INDX 2006-AR-19 (6-29-06)          $111,600.00
 1007806332          6332         XXXXXX6332             688              ITF INDX 2006-AR-19 (6-29-06)          $166,307.10
 1007806357          6357         XXXXXX6357             688              ITF INDX 2006-AR-19 (6-29-06)          $171,900.00
 1007806373          6373         XXXXXX6373             688              ITF INDX 2006-AR-19 (6-29-06)          $135,000.00
 1007807397          7397         XXXXXX7397             688              ITF INDX 2006-AR-19 (6-29-06)          $161,427.58
 1007809088          9088         XXXXXX9088             688              ITF INDX 2006-AR-19 (6-29-06)          $250,000.00
 1007809435          9435         XXXXXX9435             688              ITF INDX 2006-AR-19 (6-29-06)          $196,990.71
 1007810607          0607         XXXXXX0607             688              ITF INDX 2006-AR-19 (6-29-06)          $242,250.00
 1007812777          2777         XXXXXX2777             688              ITF INDX 2006-AR-19 (6-29-06)          $431,560.68
 1007813320          3320         XXXXXX3320             688              ITF INDX 2006-AR-19 (6-29-06)          $278,000.00
 1007814021          4021         XXXXXX4021             688              ITF INDX 2006-AR-19 (6-29-06)          $236,000.00
 1007814757          4757         XXXXXX4757             688              ITF INDX 2006-AR-19 (6-29-06)          $768,750.00
 1007816265          6265         XXXXXX6265             688              ITF INDX 2006-AR-19 (6-29-06)          $270,843.40
 1007817081          7081         XXXXXX7081             688              ITF INDX 2006-AR-19 (6-29-06)          $211,000.00
 1007818980          8980         XXXXXX8980             688              ITF INDX 2006-AR-19 (6-29-06)          $155,756.73
 1007819079          9079         XXXXXX9079             688              ITF INDX 2006-AR-19 (6-29-06)          $166,400.00
 1007819962          9962         XXXXXX9962             688              ITF INDX 2006-AR-19 (6-29-06)          $315,000.00
 1007820457          0457         XXXXXX0457             688              ITF INDX 2006-AR-19 (6-29-06)           $97,600.00
 1007822669          2669         XXXXXX2669             688              ITF INDX 2006-AR-19 (6-29-06)          $311,205.75
 1007824558          4558         XXXXXX4558             688              ITF INDX 2006-AR-19 (6-29-06)          $316,864.64
 1007824715          4715         XXXXXX4715             688              ITF INDX 2006-AR-19 (6-29-06)          $770,000.00
 1007829433          9433         XXXXXX9433             688              ITF INDX 2006-AR-19 (6-29-06)          $739,998.83
 1007836131          6131         XXXXXX6131             688              ITF INDX 2006-AR-19 (6-29-06)          $220,800.00
 1007837063          7063         XXXXXX7063             688              ITF INDX 2006-AR-19 (6-29-06)          $140,000.00
 1007838640          8640         XXXXXX8640             688              ITF INDX 2006-AR-19 (6-29-06)          $414,400.00
 1007838806          8806         XXXXXX8806             688              ITF INDX 2006-AR-19 (6-29-06)          $356,250.00
 1007839788          9788         XXXXXX9788             688              ITF INDX 2006-AR-19 (6-29-06)          $307,289.48
 1007844812          4812         XXXXXX4812             688              ITF INDX 2006-AR-19 (6-29-06)          $312,000.00
 3000280804          0804         XXXXXX0804             688              ITF INDX 2006-AR-19 (6-29-06)          $139,254.10
 3001509243          9243         XXXXXX9243             688              ITF INDX 2006-AR-19 (6-29-06)          $183,587.93
 3001645419          5419         XXXXXX5419             688              ITF INDX 2006-AR-19 (6-29-06)          $142,072.83
 3001782568          2568         XXXXXX2568             688              ITF INDX 2006-AR-19 (6-29-06)          $202,632.00
 3001791171          1171         XXXXXX1171             688              ITF INDX 2006-AR-19 (6-29-06)          $105,500.00
 3001812746          2746         XXXXXX2746             688              ITF INDX 2006-AR-19 (6-29-06)           $88,923.95
 3001812779          2779         XXXXXX2779             688              ITF INDX 2006-AR-19 (6-29-06)           $58,980.33
 3001812852          2852         XXXXXX2852             688              ITF INDX 2006-AR-19 (6-29-06)          $130,400.00
 3001812878          2878         XXXXXX2878             688              ITF INDX 2006-AR-19 (6-29-06)          $495,857.92
 3001812886          2886         XXXXXX2886             688              ITF INDX 2006-AR-19 (6-29-06)          $146,000.00
 3001812894          2894         XXXXXX2894             688              ITF INDX 2006-AR-19 (6-29-06)          $172,400.00
 3001812928          2928         XXXXXX2928             688              ITF INDX 2006-AR-19 (6-29-06)           $90,000.00
 3001812944          2944         XXXXXX2944             688              ITF INDX 2006-AR-19 (6-29-06)          $218,836.81
 3001812969          2969         XXXXXX2969             688              ITF INDX 2006-AR-19 (6-29-06)          $389,000.00
 3001816168          6168         XXXXXX6168             688              ITF INDX 2006-AR-19 (6-29-06)           $93,021.63
 3001816176          6176         XXXXXX6176             688              ITF INDX 2006-AR-19 (6-29-06)          $181,097.50
 3001816200          6200         XXXXXX6200             688              ITF INDX 2006-AR-19 (6-29-06)          $416,300.00
 3001816242          6242         XXXXXX6242             688              ITF INDX 2006-AR-19 (6-29-06)          $203,988.00
 3001816473          6473         XXXXXX6473             688              ITF INDX 2006-AR-19 (6-29-06)          $505,000.00
 3001816481          6481         XXXXXX6481             688              ITF INDX 2006-AR-19 (6-29-06)          $362,000.00
 3001816747          6747         XXXXXX6747             688              ITF INDX 2006-AR-19 (6-29-06)          $456,500.00
 3001826597          6597         XXXXXX6597             688              ITF INDX 2006-AR-19 (6-29-06)          $287,682.78
 3001826621          6621         XXXXXX6621             688              ITF INDX 2006-AR-19 (6-29-06)          $332,000.00
 3001827074          7074         XXXXXX7074             688              ITF INDX 2006-AR-19 (6-29-06)          $320,000.00
 3001827207          7207         XXXXXX7207             688              ITF INDX 2006-AR-19 (6-29-06)          $172,800.00
 3001827272          7272         XXXXXX7272             688              ITF INDX 2006-AR-19 (6-29-06)          $400,000.00
 3001827702          7702         XXXXXX7702             688              ITF INDX 2006-AR-19 (6-29-06)          $180,000.00
 3001827991          7991         XXXXXX7991             688              ITF INDX 2006-AR-19 (6-29-06)          $376,791.89
 3001828015          8015         XXXXXX8015             688              ITF INDX 2006-AR-19 (6-29-06)          $164,000.00
 3001828080          8080         XXXXXX8080             688              ITF INDX 2006-AR-19 (6-29-06)          $140,000.00
 3001831266          1266         XXXXXX1266             688              ITF INDX 2006-AR-19 (6-29-06)          $168,000.00
 3001831274          1274         XXXXXX1274             688              ITF INDX 2006-AR-19 (6-29-06)          $161,600.00
 3001831282          1282         XXXXXX1282             688              ITF INDX 2006-AR-19 (6-29-06)          $166,000.00
 3001831373          1373         XXXXXX1373             688              ITF INDX 2006-AR-19 (6-29-06)          $168,000.00
 3001842966          2966         XXXXXX2966             688              ITF INDX 2006-AR-19 (6-29-06)          $636,000.00
 3001843071          3071         XXXXXX3071             688              ITF INDX 2006-AR-19 (6-29-06)          $133,600.00
 3001843139          3139         XXXXXX3139             688              ITF INDX 2006-AR-19 (6-29-06)          $304,000.00
 3001843212          3212         XXXXXX3212             688              ITF INDX 2006-AR-19 (6-29-06)          $343,934.43
 3001843329          3329         XXXXXX3329             688              ITF INDX 2006-AR-19 (6-29-06)           $85,681.80
 3001843428          3428         XXXXXX3428             688              ITF INDX 2006-AR-19 (6-29-06)           $96,383.38
 3001843600          3600         XXXXXX3600             688              ITF INDX 2006-AR-19 (6-29-06)             $0.00
 3001844954          4954         XXXXXX4954             688              ITF INDX 2006-AR-19 (6-29-06)          $202,294.88
 3001844970          4970         XXXXXX4970             688              ITF INDX 2006-AR-19 (6-29-06)          $140,000.00
 3001845175          5175         XXXXXX5175             688              ITF INDX 2006-AR-19 (6-29-06)          $140,000.00
 3001845472          5472         XXXXXX5472             688              ITF INDX 2006-AR-19 (6-29-06)          $148,792.00
 3001845670          5670         XXXXXX5670             688              ITF INDX 2006-AR-19 (6-29-06)          $298,401.60
 3001847122          7122         XXXXXX7122             688              ITF INDX 2006-AR-19 (6-29-06)          $241,268.90
 3001847353          7353         XXXXXX7353             688              ITF INDX 2006-AR-19 (6-29-06)          $322,500.00
 3001847379          7379         XXXXXX7379             688              ITF INDX 2006-AR-19 (6-29-06)          $270,400.00
 3001847395          7395         XXXXXX7395             688              ITF INDX 2006-AR-19 (6-29-06)          $199,998.24
 3001847445          7445         XXXXXX7445             688              ITF INDX 2006-AR-19 (6-29-06)          $239,938.74
 3001847601          7601         XXXXXX7601             688              ITF INDX 2006-AR-19 (6-29-06)          $318,367.96
 3001847676          7676         XXXXXX7676             688              ITF INDX 2006-AR-19 (6-29-06)          $160,000.00
 3001847718          7718         XXXXXX7718             688              ITF INDX 2006-AR-19 (6-29-06)          $228,995.16
 3001847825          7825         XXXXXX7825             688              ITF INDX 2006-AR-19 (6-29-06)          $138,106.01
 3001847890          7890         XXXXXX7890             688              ITF INDX 2006-AR-19 (6-29-06)          $345,000.00
 3001848039          8039         XXXXXX8039             688              ITF INDX 2006-AR-19 (6-29-06)          $327,100.00
 3001848120          8120         XXXXXX8120             688              ITF INDX 2006-AR-19 (6-29-06)          $337,790.90
 3001848237          8237         XXXXXX8237             688              ITF INDX 2006-AR-19 (6-29-06)             $0.00
 3001848260          8260         XXXXXX8260             688              ITF INDX 2006-AR-19 (6-29-06)          $100,700.00
 3001852809          2809         XXXXXX2809             688              ITF INDX 2006-AR-19 (6-29-06)          $202,087.03
 3001853344          3344         XXXXXX3344             688              ITF INDX 2006-AR-19 (6-29-06)          $377,854.74
 3001862378          2378         XXXXXX2378             688              ITF INDX 2006-AR-19 (6-29-06)          $222,102.13
 3001862451          2451         XXXXXX2451             688              ITF INDX 2006-AR-19 (6-29-06)          $151,135.81
 3001862659          2659         XXXXXX2659             688              ITF INDX 2006-AR-19 (6-29-06)          $306,288.25
 3001862667          2667         XXXXXX2667             688              ITF INDX 2006-AR-19 (6-29-06)          $188,000.00
 3001862675          2675         XXXXXX2675             688              ITF INDX 2006-AR-19 (6-29-06)          $452,000.00
 3001862782          2782         XXXXXX2782             688              ITF INDX 2006-AR-19 (6-29-06)          $245,600.00
 3001864200          4200         XXXXXX4200             688              ITF INDX 2006-AR-19 (6-29-06)          $126,995.62
 1006374522          4522         XXXXXX4522             665                ITF INDX 2006-AR4 03/31/06           $223,195.66
 1006443053          3053         XXXXXX3053             665                ITF INDX 2006-AR4 03/31/06           $195,231.01
 1006579716          9716         XXXXXX9716             665                ITF INDX 2006-AR4 03/31/06           $216,509.50
 1006597734          7734         XXXXXX7734             665                ITF INDX 2006-AR4 03/31/06           $222,154.27
 1006797607          7607         XXXXXX7607             665                ITF INDX 2006-AR4 03/31/06           $426,250.19
 1006833832          3832         XXXXXX3832             665                ITF INDX 2006-AR4 03/31/06           $208,887.62
 1006846594          6594         XXXXXX6594             665                ITF INDX 2006-AR4 03/31/06           $197,789.00
 1006850596          0596         XXXXXX0596             665                ITF INDX 2006-AR4 03/31/06           $165,689.91
 1006856858          6858         XXXXXX6858             665                ITF INDX 2006-AR4 03/31/06           $245,006.12
 1006863508          3508         XXXXXX3508             665                ITF INDX 2006-AR4 03/31/06           $309,049.53
 1006880882          0882         XXXXXX0882             665                ITF INDX 2006-AR4 03/31/06              $0.00
 1006893224          3224         XXXXXX3224             665                ITF INDX 2006-AR4 03/31/06           $373,456.73
 1006893232          3232         XXXXXX3232             665                ITF INDX 2006-AR4 03/31/06           $163,976.71
 1006900425          0425         XXXXXX0425             665                ITF INDX 2006-AR4 03/31/06           $318,596.95
 1006903429          3429         XXXXXX3429             665                ITF INDX 2006-AR4 03/31/06           $305,274.91
 1006904591          4591         XXXXXX4591             665                ITF INDX 2006-AR4 03/31/06           $333,449.14
 1006911604          1604         XXXXXX1604             665                ITF INDX 2006-AR4 03/31/06           $347,613.46
 1006914186          4186         XXXXXX4186             665                ITF INDX 2006-AR4 03/31/06           $148,798.43
 1006914335          4335         XXXXXX4335             665                ITF INDX 2006-AR4 03/31/06           $414,994.02
 1006921975          1975         XXXXXX1975             665                ITF INDX 2006-AR4 03/31/06           $258,210.00
 1006923757          3757         XXXXXX3757             665                ITF INDX 2006-AR4 03/31/06           $172,473.75
 1006925307          5307         XXXXXX5307             665                ITF INDX 2006-AR4 03/31/06           $256,531.67
 1006925463          5463         XXXXXX5463             665                ITF INDX 2006-AR4 03/31/06           $369,505.67
 1006926248          6248         XXXXXX6248             665                ITF INDX 2006-AR4 03/31/06           $360,963.10
 1006926503          6503         XXXXXX6503             665                ITF INDX 2006-AR4 03/31/06           $331,646.47
 1006927246          7246         XXXXXX7246             665                ITF INDX 2006-AR4 03/31/06           $339,013.25
 1006927709          7709         XXXXXX7709             665                ITF INDX 2006-AR4 03/31/06           $334,681.19
 1006931016          1016         XXXXXX1016             665                ITF INDX 2006-AR4 03/31/06           $259,884.52
 1006932683          2683         XXXXXX2683             665                ITF INDX 2006-AR4 03/31/06           $186,149.37
 1006934440          4440         XXXXXX4440             665                ITF INDX 2006-AR4 03/31/06           $598,947.03
 1006935140          5140         XXXXXX5140             665                ITF INDX 2006-AR4 03/31/06           $159,566.85
 1006935488          5488         XXXXXX5488             665                ITF INDX 2006-AR4 03/31/06           $110,194.11
 1006937419          7419         XXXXXX7419             665                ITF INDX 2006-AR4 03/31/06           $512,951.80
 1006939522          9522         XXXXXX9522             665                ITF INDX 2006-AR4 03/31/06           $436,928.58
 1006940025          0025         XXXXXX0025             665                ITF INDX 2006-AR4 03/31/06              $0.00
 1006940264          0264         XXXXXX0264             665                ITF INDX 2006-AR4 03/31/06            $90,130.56
 1006941981          1981         XXXXXX1981             665                ITF INDX 2006-AR4 03/31/06              $0.00
 1006943565          3565         XXXXXX3565             665                ITF INDX 2006-AR4 03/31/06           $655,536.95
 1006943607          3607         XXXXXX3607             665                ITF INDX 2006-AR4 03/31/06           $182,996.98
 1006955171          5171         XXXXXX5171             665                ITF INDX 2006-AR4 03/31/06           $552,221.55
 1006955502          5502         XXXXXX5502             665                ITF INDX 2006-AR4 03/31/06           $401,432.05
 1006955882          5882         XXXXXX5882             665                ITF INDX 2006-AR4 03/31/06          $1,494,010.78
 1006959322          9322         XXXXXX9322             665                ITF INDX 2006-AR4 03/31/06           $423,334.22
 1006960148          0148         XXXXXX0148             665                ITF INDX 2006-AR4 03/31/06           $287,756.82
 1006960445          0445         XXXXXX0445             665                ITF INDX 2006-AR4 03/31/06           $187,711.83
 1006960619          0619         XXXXXX0619             665                ITF INDX 2006-AR4 03/31/06           $637,434.19
 1006961294          1294         XXXXXX1294             665                ITF INDX 2006-AR4 03/31/06           $196,831.06
 1006962615          2615         XXXXXX2615             665                ITF INDX 2006-AR4 03/31/06           $191,434.78
 1006964140          4140         XXXXXX4140             665                ITF INDX 2006-AR4 03/31/06           $613,693.83
 1006965121          5121         XXXXXX5121             665                ITF INDX 2006-AR4 03/31/06           $276,801.39
 1006965766          5766         XXXXXX5766             665                ITF INDX 2006-AR4 03/31/06           $446,103.60
 1006967374          7374         XXXXXX7374             665                ITF INDX 2006-AR4 03/31/06           $165,214.55
 1006968067          8067         XXXXXX8067             665                ITF INDX 2006-AR4 03/31/06           $352,879.35
 1006968323          8323         XXXXXX8323             665                ITF INDX 2006-AR4 03/31/06           $424,246.62
 1006968471          8471         XXXXXX8471             665                ITF INDX 2006-AR4 03/31/06           $392,518.83
 1006969180          9180         XXXXXX9180             665                ITF INDX 2006-AR4 03/31/06           $301,103.55
 1006969255          9255         XXXXXX9255             665                ITF INDX 2006-AR4 03/31/06           $502,072.93
 1006970428          0428         XXXXXX0428             665                ITF INDX 2006-AR4 03/31/06           $220,189.67
 1006970584          0584         XXXXXX0584             665                ITF INDX 2006-AR4 03/31/06           $119,253.55
 1006971723          1723         XXXXXX1723             665                ITF INDX 2006-AR4 03/31/06           $472,246.88
 1006975757          5757         XXXXXX5757             665                ITF INDX 2006-AR4 03/31/06           $164,971.56
 1006975997          5997         XXXXXX5997             665                ITF INDX 2006-AR4 03/31/06           $210,355.37
 1006980112          0112         XXXXXX0112             665                ITF INDX 2006-AR4 03/31/06           $179,992.18
 1006980906          0906         XXXXXX0906             665                ITF INDX 2006-AR4 03/31/06           $407,687.15
 1006987117          7117         XXXXXX7117             665                ITF INDX 2006-AR4 03/31/06              $0.00
 1006991176          1176         XXXXXX1176             665                ITF INDX 2006-AR4 03/31/06           $220,705.09
 1006993073          3073         XXXXXX3073             665                ITF INDX 2006-AR4 03/31/06           $237,066.28
 1006994501          4501         XXXXXX4501             665                ITF INDX 2006-AR4 03/31/06           $248,341.50
 1006995193          5193         XXXXXX5193             665                ITF INDX 2006-AR4 03/31/06           $362,482.28
 1006997686          7686         XXXXXX7686             665                ITF INDX 2006-AR4 03/31/06           $424,440.62
 1006997694          7694         XXXXXX7694             665                ITF INDX 2006-AR4 03/31/06           $666,225.68
 1006997843          7843         XXXXXX7843             665                ITF INDX 2006-AR4 03/31/06           $235,183.67
 1006998643          8643         XXXXXX8643             665                ITF INDX 2006-AR4 03/31/06           $137,243.28
 1007001207          1207         XXXXXX1207             665                ITF INDX 2006-AR4 03/31/06           $387,117.29
 1007001413          1413         XXXXXX1413             665                ITF INDX 2006-AR4 03/31/06              $0.00
 1007001579          1579         XXXXXX1579             665                ITF INDX 2006-AR4 03/31/06           $533,394.01
 1007004417          4417         XXXXXX4417             665                ITF INDX 2006-AR4 03/31/06           $338,624.40
 1007004920          4920         XXXXXX4920             665                ITF INDX 2006-AR4 03/31/06           $387,136.27
 1007007980          7980         XXXXXX7980             665                ITF INDX 2006-AR4 03/31/06           $475,536.68
 1007011537          1537         XXXXXX1537             665                ITF INDX 2006-AR4 03/31/06           $578,370.35
 1007012766          2766         XXXXXX2766             665                ITF INDX 2006-AR4 03/31/06           $163,761.29
 1007031048          1048         XXXXXX1048             665                ITF INDX 2006-AR4 03/31/06           $362,909.75
 1007031204          1204         XXXXXX1204             665                ITF INDX 2006-AR4 03/31/06           $233,608.93
 1007031642          1642         XXXXXX1642             665                ITF INDX 2006-AR4 03/31/06           $373,310.59
 1007032475          2475         XXXXXX2475             665                ITF INDX 2006-AR4 03/31/06           $361,072.11
 1007037110          7110         XXXXXX7110             665                ITF INDX 2006-AR4 03/31/06           $245,558.71
 1007037581          7581         XXXXXX7581             665                ITF INDX 2006-AR4 03/31/06           $446,158.45
 1007038431          8431         XXXXXX8431             665                ITF INDX 2006-AR4 03/31/06           $308,925.10
 1007039207          9207         XXXXXX9207             665                ITF INDX 2006-AR4 03/31/06           $179,915.98
 1007039348          9348         XXXXXX9348             665                ITF INDX 2006-AR4 03/31/06           $286,887.61
 1007039488          9488         XXXXXX9488             665                ITF INDX 2006-AR4 03/31/06           $198,223.55
 1007040155          0155         XXXXXX0155             665                ITF INDX 2006-AR4 03/31/06           $449,924.16
 1007040320          0320         XXXXXX0320             665                ITF INDX 2006-AR4 03/31/06           $518,158.02
 1007040593          0593         XXXXXX0593             665                ITF INDX 2006-AR4 03/31/06           $367,792.94
 1007040940          0940         XXXXXX0940             665                ITF INDX 2006-AR4 03/31/06           $240,039.91
 1007041005          1005         XXXXXX1005             665                ITF INDX 2006-AR4 03/31/06           $514,275.23
 1007041039          1039         XXXXXX1039             665                ITF INDX 2006-AR4 03/31/06           $664,320.48
 1007041187          1187         XXXXXX1187             665                ITF INDX 2006-AR4 03/31/06           $670,359.72
 1007041211          1211         XXXXXX1211             665                ITF INDX 2006-AR4 03/31/06           $622,373.09
 1007041286          1286         XXXXXX1286             665                ITF INDX 2006-AR4 03/31/06           $223,267.53
 1007045089          5089         XXXXXX5089             665                ITF INDX 2006-AR4 03/31/06           $154,079.90
 1007048778          8778         XXXXXX8778             665                ITF INDX 2006-AR4 03/31/06           $413,760.81
 1007048935          8935         XXXXXX8935             665                ITF INDX 2006-AR4 03/31/06            $76,537.87
 1007048976          8976         XXXXXX8976             665                ITF INDX 2006-AR4 03/31/06           $357,314.73
 1007049214          9214         XXXXXX9214             665                ITF INDX 2006-AR4 03/31/06              $0.00
 1007050022          0022         XXXXXX0022             665                ITF INDX 2006-AR4 03/31/06           $397,316.42
 1007068370          8370         XXXXXX8370             665                ITF INDX 2006-AR4 03/31/06           $399,827.47
 1007068420          8420         XXXXXX8420             665                ITF INDX 2006-AR4 03/31/06           $184,508.83
 1007068511          8511         XXXXXX8511             665                ITF INDX 2006-AR4 03/31/06           $165,393.75
 1007068529          8529         XXXXXX8529             665                ITF INDX 2006-AR4 03/31/06           $312,237.28
 1007068701          8701         XXXXXX8701             665                ITF INDX 2006-AR4 03/31/06           $258,130.59
 1007068917          8917         XXXXXX8917             665                ITF INDX 2006-AR4 03/31/06           $144,834.55
 1007068941          8941         XXXXXX8941             665                ITF INDX 2006-AR4 03/31/06           $246,015.55
 1007068966          8966         XXXXXX8966             665                ITF INDX 2006-AR4 03/31/06           $412,097.84
 1007068982          8982         XXXXXX8982             665                ITF INDX 2006-AR4 03/31/06           $357,161.38
 1007069196          9196         XXXXXX9196             665                ITF INDX 2006-AR4 03/31/06           $234,204.80
 1007069626          9626         XXXXXX9626             665                ITF INDX 2006-AR4 03/31/06           $203,751.75
 1007069642          9642         XXXXXX9642             665                ITF INDX 2006-AR4 03/31/06           $311,444.84
 1007069659          9659         XXXXXX9659             665                ITF INDX 2006-AR4 03/31/06            $73,603.86
 1007069691          9691         XXXXXX9691             665                ITF INDX 2006-AR4 03/31/06           $128,425.84
 1007070319          0319         XXXXXX0319             665                ITF INDX 2006-AR4 03/31/06           $252,276.51
 1007070335          0335         XXXXXX0335             665                ITF INDX 2006-AR4 03/31/06           $172,761.73
 1007070400          0400         XXXXXX0400             665                ITF INDX 2006-AR4 03/31/06           $465,607.18
 1007070681          0681         XXXXXX0681             665                ITF INDX 2006-AR4 03/31/06           $337,500.37
 1007071002          1002         XXXXXX1002             665                ITF INDX 2006-AR4 03/31/06           $503,076.21
 1007071010          1010         XXXXXX1010             665                ITF INDX 2006-AR4 03/31/06           $285,046.98
 1007071200          1200         XXXXXX1200             665                ITF INDX 2006-AR4 03/31/06           $136,152.20
 1007071275          1275         XXXXXX1275             665                ITF INDX 2006-AR4 03/31/06           $426,837.48
 1007071291          1291         XXXXXX1291             665                ITF INDX 2006-AR4 03/31/06           $203,373.70
 1007071333          1333         XXXXXX1333             665                ITF INDX 2006-AR4 03/31/06           $309,647.71
 1007071366          1366         XXXXXX1366             665                ITF INDX 2006-AR4 03/31/06           $374,437.26
 1007071424          1424         XXXXXX1424             665                ITF INDX 2006-AR4 03/31/06           $333,163.79
 1007071432          1432         XXXXXX1432             665                ITF INDX 2006-AR4 03/31/06           $124,712.19
 1007071481          1481         XXXXXX1481             665                ITF INDX 2006-AR4 03/31/06            $53,923.03
 1007071531          1531         XXXXXX1531             665                ITF INDX 2006-AR4 03/31/06           $159,869.95
 1007071663          1663         XXXXXX1663             665                ITF INDX 2006-AR4 03/31/06           $560,890.52
 1007071697          1697         XXXXXX1697             665                ITF INDX 2006-AR4 03/31/06           $169,966.94
 1007071739          1739         XXXXXX1739             665                ITF INDX 2006-AR4 03/31/06           $475,038.07
 1007071796          1796         XXXXXX1796             665                ITF INDX 2006-AR4 03/31/06           $414,931.66
 1007072158          2158         XXXXXX2158             665                ITF INDX 2006-AR4 03/31/06           $172,473.75
 1007072729          2729         XXXXXX2729             665                ITF INDX 2006-AR4 03/31/06           $252,636.71
 1007072828          2828         XXXXXX2828             665                ITF INDX 2006-AR4 03/31/06           $125,160.62
 1007072844          2844         XXXXXX2844             665                ITF INDX 2006-AR4 03/31/06           $318,273.56
 1007072968          2968         XXXXXX2968             665                ITF INDX 2006-AR4 03/31/06           $571,996.96
 1007072976          2976         XXXXXX2976             665                ITF INDX 2006-AR4 03/31/06           $342,006.86
 1007072984          2984         XXXXXX2984             665                ITF INDX 2006-AR4 03/31/06           $307,662.00
 1007072992          2992         XXXXXX2992             665                ITF INDX 2006-AR4 03/31/06           $185,684.08
 1007073099          3099         XXXXXX3099             665                ITF INDX 2006-AR4 03/31/06           $267,937.80
 1007073123          3123         XXXXXX3123             665                ITF INDX 2006-AR4 03/31/06           $547,585.31
 1007073131          3131         XXXXXX3131             665                ITF INDX 2006-AR4 03/31/06           $110,124.17
 1007073545          3545         XXXXXX3545             665                ITF INDX 2006-AR4 03/31/06              $0.00
 1007073651          3651         XXXXXX3651             665                ITF INDX 2006-AR4 03/31/06           $174,801.82
 1007073958          3958         XXXXXX3958             665                ITF INDX 2006-AR4 03/31/06           $362,249.59
 1007074113          4113         XXXXXX4113             665                ITF INDX 2006-AR4 03/31/06           $801,944.58
 1007074196          4196         XXXXXX4196             665                ITF INDX 2006-AR4 03/31/06           $171,644.79
 1007074329          4329         XXXXXX4329             665                ITF INDX 2006-AR4 03/31/06           $290,623.66
 1007074436          4436         XXXXXX4436             665                ITF INDX 2006-AR4 03/31/06           $311,422.34
 1007074477          4477         XXXXXX4477             665                ITF INDX 2006-AR4 03/31/06           $467,777.33
 1007074535          4535         XXXXXX4535             665                ITF INDX 2006-AR4 03/31/06           $977,080.83
 1007074584          4584         XXXXXX4584             665                ITF INDX 2006-AR4 03/31/06           $204,910.36
 1007075086          5086         XXXXXX5086             665                ITF INDX 2006-AR4 03/31/06           $658,333.81
 1007075177          5177         XXXXXX5177             665                ITF INDX 2006-AR4 03/31/06           $220,386.07
 1007075425          5425         XXXXXX5425             665                ITF INDX 2006-AR4 03/31/06           $182,001.81
 1007075524          5524         XXXXXX5524             665                ITF INDX 2006-AR4 03/31/06           $408,247.06
 1007075565          5565         XXXXXX5565             665                ITF INDX 2006-AR4 03/31/06           $183,620.30
 1007075821          5821         XXXXXX5821             665                ITF INDX 2006-AR4 03/31/06           $513,959.39
 1007076118          6118         XXXXXX6118             665                ITF INDX 2006-AR4 03/31/06           $161,099.63
 1007076241          6241         XXXXXX6241             665                ITF INDX 2006-AR4 03/31/06           $256,673.50
 1007076373          6373         XXXXXX6373             665                ITF INDX 2006-AR4 03/31/06           $546,896.57
 1007076381          6381         XXXXXX6381             665                ITF INDX 2006-AR4 03/31/06           $652,648.77
 1007076498          6498         XXXXXX6498             665                ITF INDX 2006-AR4 03/31/06           $279,638.17
 1007076555          6555         XXXXXX6555             665                ITF INDX 2006-AR4 03/31/06           $557,215.33
 1007076597          6597         XXXXXX6597             665                ITF INDX 2006-AR4 03/31/06           $229,275.21
 1007076605          6605         XXXXXX6605             665                ITF INDX 2006-AR4 03/31/06           $227,287.37
 1007076696          6696         XXXXXX6696             665                ITF INDX 2006-AR4 03/31/06           $165,992.03
 1007077090          7090         XXXXXX7090             665                ITF INDX 2006-AR4 03/31/06           $260,771.29
 1007077652          7652         XXXXXX7652             665                ITF INDX 2006-AR4 03/31/06              $0.00
 1007077934          7934         XXXXXX7934             665                ITF INDX 2006-AR4 03/31/06              $0.00
 1007077983          7983         XXXXXX7983             665                ITF INDX 2006-AR4 03/31/06           $174,420.87
 1007078023          8023         XXXXXX8023             665                ITF INDX 2006-AR4 03/31/06           $325,820.50
 1007078064          8064         XXXXXX8064             665                ITF INDX 2006-AR4 03/31/06           $328,957.63
 1007078072          8072         XXXXXX8072             665                ITF INDX 2006-AR4 03/31/06           $453,529.74
 1007078205          8205         XXXXXX8205             665                ITF INDX 2006-AR4 03/31/06           $142,753.41
 1007078213          8213         XXXXXX8213             665                ITF INDX 2006-AR4 03/31/06           $397,497.19
 1007078783          8783         XXXXXX8783             665                ITF INDX 2006-AR4 03/31/06           $257,170.67
 1007078973          8973         XXXXXX8973             665                ITF INDX 2006-AR4 03/31/06           $348,586.75
 1007079039          9039         XXXXXX9039             665                ITF INDX 2006-AR4 03/31/06           $317,503.81
 1007079401          9401         XXXXXX9401             665                ITF INDX 2006-AR4 03/31/06           $470,267.05
 1007079690          9690         XXXXXX9690             665                ITF INDX 2006-AR4 03/31/06           $364,984.81
 1007080029          0029         XXXXXX0029             665                ITF INDX 2006-AR4 03/31/06           $339,152.70
 1007080110          0110         XXXXXX0110             665                ITF INDX 2006-AR4 03/31/06           $325,178.25
 1007080318          0318         XXXXXX0318             665                ITF INDX 2006-AR4 03/31/06           $143,137.89
 1007080391          0391         XXXXXX0391             665                ITF INDX 2006-AR4 03/31/06           $253,907.80
 1007080565          0565         XXXXXX0565             665                ITF INDX 2006-AR4 03/31/06           $525,561.86
 1007080607          0607         XXXXXX0607             665                ITF INDX 2006-AR4 03/31/06           $427,828.30
 1007080797          0797         XXXXXX0797             665                ITF INDX 2006-AR4 03/31/06           $348,006.56
 1007080938          0938         XXXXXX0938             665                ITF INDX 2006-AR4 03/31/06           $220,567.81
 1007081290          1290         XXXXXX1290             665                ITF INDX 2006-AR4 03/31/06           $520,730.16
 1007081365          1365         XXXXXX1365             665                ITF INDX 2006-AR4 03/31/06           $204,000.85
 1007081381          1381         XXXXXX1381             665                ITF INDX 2006-AR4 03/31/06           $289,427.10
 1007081399          1399         XXXXXX1399             665                ITF INDX 2006-AR4 03/31/06           $331,939.94
 1007081985          1985         XXXXXX1985             665                ITF INDX 2006-AR4 03/31/06           $336,658.76
 1007082066          2066         XXXXXX2066             665                ITF INDX 2006-AR4 03/31/06           $470,680.92
 1007082231          2231         XXXXXX2231             665                ITF INDX 2006-AR4 03/31/06           $481,257.43
 1007082256          2256         XXXXXX2256             665                ITF INDX 2006-AR4 03/31/06           $262,748.70
 1007082520          2520         XXXXXX2520             665                ITF INDX 2006-AR4 03/31/06           $432,201.50
 1007082629          2629         XXXXXX2629             665                ITF INDX 2006-AR4 03/31/06           $137,720.34
 1007082868          2868         XXXXXX2868             665                ITF INDX 2006-AR4 03/31/06           $253,349.91
 1007082876          2876         XXXXXX2876             665                ITF INDX 2006-AR4 03/31/06              $0.00
 1007083080          3080         XXXXXX3080             665                ITF INDX 2006-AR4 03/31/06              $0.00
 1007083122          3122         XXXXXX3122             665                ITF INDX 2006-AR4 03/31/06           $241,905.43
 1007083189          3189         XXXXXX3189             665                ITF INDX 2006-AR4 03/31/06           $350,619.03
 1007083387          3387         XXXXXX3387             665                ITF INDX 2006-AR4 03/31/06           $215,636.57
 1007083411          3411         XXXXXX3411             665                ITF INDX 2006-AR4 03/31/06           $138,267.24
 1007083460          3460         XXXXXX3460             665                ITF INDX 2006-AR4 03/31/06           $303,135.76
 1007083817          3817         XXXXXX3817             665                ITF INDX 2006-AR4 03/31/06           $205,803.73
 1007083858          3858         XXXXXX3858             665                ITF INDX 2006-AR4 03/31/06           $121,488.65
 1007083924          3924         XXXXXX3924             665                ITF INDX 2006-AR4 03/31/06           $679,501.01
 1007084013          4013         XXXXXX4013             665                ITF INDX 2006-AR4 03/31/06              $0.00
 1007084146          4146         XXXXXX4146             665                ITF INDX 2006-AR4 03/31/06           $145,612.81
 1007084393          4393         XXXXXX4393             665                ITF INDX 2006-AR4 03/31/06           $246,960.44
 1007084476          4476         XXXXXX4476             665                ITF INDX 2006-AR4 03/31/06            $70,596.33
 1007084674          4674         XXXXXX4674             665                ITF INDX 2006-AR4 03/31/06           $716,729.49
 1007084708          4708         XXXXXX4708             665                ITF INDX 2006-AR4 03/31/06           $357,822.80
 1007084732          4732         XXXXXX4732             665                ITF INDX 2006-AR4 03/31/06           $359,320.28
 1007084930          4930         XXXXXX4930             665                ITF INDX 2006-AR4 03/31/06           $229,496.79
 1007084948          4948         XXXXXX4948             665                ITF INDX 2006-AR4 03/31/06           $200,099.09
 1007085044          5044         XXXXXX5044             665                ITF INDX 2006-AR4 03/31/06           $276,664.87
 1007085069          5069         XXXXXX5069             665                ITF INDX 2006-AR4 03/31/06           $229,156.03
 1007085119          5119         XXXXXX5119             665                ITF INDX 2006-AR4 03/31/06           $291,665.42
 1007085267          5267         XXXXXX5267             665                ITF INDX 2006-AR4 03/31/06           $476,146.43
 1007085721          5721         XXXXXX5721             665                ITF INDX 2006-AR4 03/31/06           $235,588.65
 1007086455          6455         XXXXXX6455             665                ITF INDX 2006-AR4 03/31/06           $279,594.25
 1007086554          6554         XXXXXX6554             665                ITF INDX 2006-AR4 03/31/06           $209,061.87
 1007086638          6638         XXXXXX6638             665                ITF INDX 2006-AR4 03/31/06              $0.00
 1007086802          6802         XXXXXX6802             665                ITF INDX 2006-AR4 03/31/06           $335,089.36
 1007087255          7255         XXXXXX7255             665                ITF INDX 2006-AR4 03/31/06              $0.00
 1007087594          7594         XXXXXX7594             665                ITF INDX 2006-AR4 03/31/06              $0.00
 1007087685          7685         XXXXXX7685             665                ITF INDX 2006-AR4 03/31/06           $194,808.19
 1007087693          7693         XXXXXX7693             665                ITF INDX 2006-AR4 03/31/06           $364,959.11
 1007087719          7719         XXXXXX7719             665                ITF INDX 2006-AR4 03/31/06           $283,481.23
 1007088212          8212         XXXXXX8212             665                ITF INDX 2006-AR4 03/31/06           $260,691.78
 1007088220          8220         XXXXXX8220             665                ITF INDX 2006-AR4 03/31/06           $296,763.70
 1007088741          8741         XXXXXX8741             665                ITF INDX 2006-AR4 03/31/06           $283,332.82
 1007088782          8782         XXXXXX8782             665                ITF INDX 2006-AR4 03/31/06           $304,759.39
 1007089228          9228         XXXXXX9228             665                ITF INDX 2006-AR4 03/31/06           $241,867.64
 1007089681          9681         XXXXXX9681             665                ITF INDX 2006-AR4 03/31/06           $154,038.73
 1007089731          9731         XXXXXX9731             665                ITF INDX 2006-AR4 03/31/06           $545,092.91
 1007090044          0044         XXXXXX0044             665                ITF INDX 2006-AR4 03/31/06           $387,230.85
 1007090150          0150         XXXXXX0150             665                ITF INDX 2006-AR4 03/31/06           $204,849.87
 1007090218          0218         XXXXXX0218             665                ITF INDX 2006-AR4 03/31/06           $479,163.95
 1007090267          0267         XXXXXX0267             665                ITF INDX 2006-AR4 03/31/06           $276,820.58
 1007090424          0424         XXXXXX0424             665                ITF INDX 2006-AR4 03/31/06           $363,227.86
 1007090549          0549         XXXXXX0549             665                ITF INDX 2006-AR4 03/31/06           $137,378.81
 1007091125          1125         XXXXXX1125             665                ITF INDX 2006-AR4 03/31/06           $251,579.98
 1007091158          1158         XXXXXX1158             665                ITF INDX 2006-AR4 03/31/06            $82,787.47
 1007091232          1232         XXXXXX1232             665                ITF INDX 2006-AR4 03/31/06           $128,650.60
 1007091281          1281         XXXXXX1281             665                ITF INDX 2006-AR4 03/31/06           $499,442.32
 1007091364          1364         XXXXXX1364             665                ITF INDX 2006-AR4 03/31/06           $385,277.69
 1007091422          1422         XXXXXX1422             665                ITF INDX 2006-AR4 03/31/06           $385,850.47
 1007091448          1448         XXXXXX1448             665                ITF INDX 2006-AR4 03/31/06           $316,863.48
 1007091554          1554         XXXXXX1554             665                ITF INDX 2006-AR4 03/31/06           $191,967.15
 1007091646          1646         XXXXXX1646             665                ITF INDX 2006-AR4 03/31/06           $110,239.38
 1007092271          2271         XXXXXX2271             665                ITF INDX 2006-AR4 03/31/06           $200,662.17
 1007092305          2305         XXXXXX2305             665                ITF INDX 2006-AR4 03/31/06           $436,325.17
 1007092495          2495         XXXXXX2495             665                ITF INDX 2006-AR4 03/31/06           $215,334.75
 1007092560          2560         XXXXXX2560             665                ITF INDX 2006-AR4 03/31/06           $176,775.92
 1007092685          2685         XXXXXX2685             665                ITF INDX 2006-AR4 03/31/06           $430,830.02
 1007092693          2693         XXXXXX2693             665                ITF INDX 2006-AR4 03/31/06           $464,649.15
 1007092909          2909         XXXXXX2909             665                ITF INDX 2006-AR4 03/31/06           $129,588.78
 1007093048          3048         XXXXXX3048             665                ITF INDX 2006-AR4 03/31/06           $375,217.13
 1007093378          3378         XXXXXX3378             665                ITF INDX 2006-AR4 03/31/06           $309,169.75
 1007093618          3618         XXXXXX3618             665                ITF INDX 2006-AR4 03/31/06           $376,788.11
 1007093642          3642         XXXXXX3642             665                ITF INDX 2006-AR4 03/31/06              $0.00
 1007093675          3675         XXXXXX3675             665                ITF INDX 2006-AR4 03/31/06           $396,134.53
 1007093733          3733         XXXXXX3733             665                ITF INDX 2006-AR4 03/31/06           $328,065.51
 1007093881          3881         XXXXXX3881             665                ITF INDX 2006-AR4 03/31/06           $290,334.80
 1007094137          4137         XXXXXX4137             665                ITF INDX 2006-AR4 03/31/06           $135,642.96
 1007094202          4202         XXXXXX4202             665                ITF INDX 2006-AR4 03/31/06           $149,311.69
 1007094400          4400         XXXXXX4400             665                ITF INDX 2006-AR4 03/31/06           $187,311.68
 1007094467          4467         XXXXXX4467             665                ITF INDX 2006-AR4 03/31/06           $180,521.37
 1007094475          4475         XXXXXX4475             665                ITF INDX 2006-AR4 03/31/06           $376,262.14
 1007094657          4657         XXXXXX4657             665                ITF INDX 2006-AR4 03/31/06           $492,930.45
 1007094699          4699         XXXXXX4699             665                ITF INDX 2006-AR4 03/31/06           $252,811.22
 1007094731          4731         XXXXXX4731             665                ITF INDX 2006-AR4 03/31/06           $266,185.18
 1007094749          4749         XXXXXX4749             665                ITF INDX 2006-AR4 03/31/06           $498,942.96
 1007094756          4756         XXXXXX4756             665                ITF INDX 2006-AR4 03/31/06           $134,787.36
 1007094988          4988         XXXXXX4988             665                ITF INDX 2006-AR4 03/31/06           $220,688.03
 1007094996          4996         XXXXXX4996             665                ITF INDX 2006-AR4 03/31/06           $229,201.95
 1007095076          5076         XXXXXX5076             665                ITF INDX 2006-AR4 03/31/06           $389,214.02
 1007095092          5092         XXXXXX5092             665                ITF INDX 2006-AR4 03/31/06           $389,572.83
 1007095209          5209         XXXXXX5209             665                ITF INDX 2006-AR4 03/31/06           $335,715.46
 1007095233          5233         XXXXXX5233             665                ITF INDX 2006-AR4 03/31/06           $310,812.47
 1007095332          5332         XXXXXX5332             665                ITF INDX 2006-AR4 03/31/06           $482,783.92
 1007095415          5415         XXXXXX5415             665                ITF INDX 2006-AR4 03/31/06           $402,009.53
 1007095746          5746         XXXXXX5746             665                ITF INDX 2006-AR4 03/31/06           $255,466.46
 1007095985          5985         XXXXXX5985             665                ITF INDX 2006-AR4 03/31/06              $0.00
 1007096405          6405         XXXXXX6405             665                ITF INDX 2006-AR4 03/31/06           $162,512.57
 1007096496          6496         XXXXXX6496             665                ITF INDX 2006-AR4 03/31/06           $188,684.10
 1007096736          6736         XXXXXX6736             665                ITF INDX 2006-AR4 03/31/06           $311,367.92
 1007096876          6876         XXXXXX6876             665                ITF INDX 2006-AR4 03/31/06           $240,502.54
 1007096892          6892         XXXXXX6892             665                ITF INDX 2006-AR4 03/31/06           $135,617.70
 1007097130          7130         XXXXXX7130             665                ITF INDX 2006-AR4 03/31/06           $499,136.49
 1007097254          7254         XXXXXX7254             665                ITF INDX 2006-AR4 03/31/06           $146,668.19
 1007097288          7288         XXXXXX7288             665                ITF INDX 2006-AR4 03/31/06           $271,657.15
 1007097320          7320         XXXXXX7320             665                ITF INDX 2006-AR4 03/31/06           $260,010.39
 1007097338          7338         XXXXXX7338             665                ITF INDX 2006-AR4 03/31/06           $596,454.79
 1007097346          7346         XXXXXX7346             665                ITF INDX 2006-AR4 03/31/06              $0.00
 1007097437          7437         XXXXXX7437             665                ITF INDX 2006-AR4 03/31/06              $0.00
 1007097486          7486         XXXXXX7486             665                ITF INDX 2006-AR4 03/31/06              $0.00
 1007097650          7650         XXXXXX7650             665                ITF INDX 2006-AR4 03/31/06           $285,041.63
 1007097791          7791         XXXXXX7791             665                ITF INDX 2006-AR4 03/31/06           $189,904.71
 1007097999          7999         XXXXXX7999             665                ITF INDX 2006-AR4 03/31/06           $385,482.00
 1007098237          8237         XXXXXX8237             665                ITF INDX 2006-AR4 03/31/06           $363,934.01
 1007098344          8344         XXXXXX8344             665                ITF INDX 2006-AR4 03/31/06              $0.00
 1007098914          8914         XXXXXX8914             665                ITF INDX 2006-AR4 03/31/06           $225,082.26
 1007099425          9425         XXXXXX9425             665                ITF INDX 2006-AR4 03/31/06           $378,570.60
 1007099441          9441         XXXXXX9441             665                ITF INDX 2006-AR4 03/31/06           $616,646.28
 1007099524          9524         XXXXXX9524             665                ITF INDX 2006-AR4 03/31/06           $192,784.00
 1007099789          9789         XXXXXX9789             665                ITF INDX 2006-AR4 03/31/06           $241,382.78
 1007099995          9995         XXXXXX9995             665                ITF INDX 2006-AR4 03/31/06           $338,301.82
 1007100215          0215         XXXXXX0215             665                ITF INDX 2006-AR4 03/31/06              $0.00
 1007100249          0249         XXXXXX0249             665                ITF INDX 2006-AR4 03/31/06           $182,303.44
 1007100256          0256         XXXXXX0256             665                ITF INDX 2006-AR4 03/31/06           $295,361.13
 1007100355          0355         XXXXXX0355             665                ITF INDX 2006-AR4 03/31/06           $120,200.11
 1007100389          0389         XXXXXX0389             665                ITF INDX 2006-AR4 03/31/06           $303,808.26
 1007100439          0439         XXXXXX0439             665                ITF INDX 2006-AR4 03/31/06           $441,468.94
 1007100926          0926         XXXXXX0926             665                ITF INDX 2006-AR4 03/31/06           $202,850.61
 1007100934          0934         XXXXXX0934             665                ITF INDX 2006-AR4 03/31/06           $200,433.26
 1007100991          0991         XXXXXX0991             665                ITF INDX 2006-AR4 03/31/06           $746,311.26
 1007101031          1031         XXXXXX1031             665                ITF INDX 2006-AR4 03/31/06           $191,878.94
 1007101221          1221         XXXXXX1221             665                ITF INDX 2006-AR4 03/31/06           $412,212.15
 1007101510          1510         XXXXXX1510             665                ITF INDX 2006-AR4 03/31/06           $325,801.81
 1007101718          1718         XXXXXX1718             665                ITF INDX 2006-AR4 03/31/06           $183,659.33
 1007101833          1833         XXXXXX1833             665                ITF INDX 2006-AR4 03/31/06           $149,169.87
 1007101866          1866         XXXXXX1866             665                ITF INDX 2006-AR4 03/31/06           $289,004.66
 1007101965          1965         XXXXXX1965             665                ITF INDX 2006-AR4 03/31/06           $356,780.49
 1007102039          2039         XXXXXX2039             665                ITF INDX 2006-AR4 03/31/06           $263,716.85
 1007102120          2120         XXXXXX2120             665                ITF INDX 2006-AR4 03/31/06           $449,957.00
 1007102146          2146         XXXXXX2146             665                ITF INDX 2006-AR4 03/31/06              $0.00
 1007102302          2302         XXXXXX2302             665                ITF INDX 2006-AR4 03/31/06           $370,441.60
 1007102377          2377         XXXXXX2377             665                ITF INDX 2006-AR4 03/31/06           $169,191.54
 1007102559          2559         XXXXXX2559             665                ITF INDX 2006-AR4 03/31/06           $169,322.98
 1007102567          2567         XXXXXX2567             665                ITF INDX 2006-AR4 03/31/06           $289,880.44
 1007102674          2674         XXXXXX2674             665                ITF INDX 2006-AR4 03/31/06              $0.00
 1007102682          2682         XXXXXX2682             665                ITF INDX 2006-AR4 03/31/06           $231,829.05
 1007102880          2880         XXXXXX2880             665                ITF INDX 2006-AR4 03/31/06           $256,231.68
 1007102922          2922         XXXXXX2922             665                ITF INDX 2006-AR4 03/31/06           $139,996.15
 1007102963          2963         XXXXXX2963             665                ITF INDX 2006-AR4 03/31/06           $264,652.78
 1007103094          3094         XXXXXX3094             665                ITF INDX 2006-AR4 03/31/06           $151,936.59
 1007103326          3326         XXXXXX3326             665                ITF INDX 2006-AR4 03/31/06           $176,929.64
 1007103482          3482         XXXXXX3482             665                ITF INDX 2006-AR4 03/31/06           $602,217.86
 1007103573          3573         XXXXXX3573             665                ITF INDX 2006-AR4 03/31/06           $417,615.55
 1007103656          3656         XXXXXX3656             665                ITF INDX 2006-AR4 03/31/06           $111,630.56
 1007103938          3938         XXXXXX3938             665                ITF INDX 2006-AR4 03/31/06           $278,661.94
 1007104076          4076         XXXXXX4076             665                ITF INDX 2006-AR4 03/31/06           $137,773.31
 1007104282          4282         XXXXXX4282             665                ITF INDX 2006-AR4 03/31/06           $205,317.22
 1007104472          4472         XXXXXX4472             665                ITF INDX 2006-AR4 03/31/06           $117,781.97
 1007104563          4563         XXXXXX4563             665                ITF INDX 2006-AR4 03/31/06           $194,833.84
 1007104951          4951         XXXXXX4951             665                ITF INDX 2006-AR4 03/31/06           $257,994.88
 1007105008          5008         XXXXXX5008             665                ITF INDX 2006-AR4 03/31/06           $378,165.40
 1007105271          5271         XXXXXX5271             665                ITF INDX 2006-AR4 03/31/06           $287,892.05
 1007105339          5339         XXXXXX5339             665                ITF INDX 2006-AR4 03/31/06           $122,452.86
 1007105420          5420         XXXXXX5420             665                ITF INDX 2006-AR4 03/31/06           $441,434.44
 1007105719          5719         XXXXXX5719             665                ITF INDX 2006-AR4 03/31/06           $285,444.25
 1007106055          6055         XXXXXX6055             665                ITF INDX 2006-AR4 03/31/06           $430,644.61
 1007106071          6071         XXXXXX6071             665                ITF INDX 2006-AR4 03/31/06           $278,422.62
 1007106147          6147         XXXXXX6147             665                ITF INDX 2006-AR4 03/31/06           $195,643.25
 1007106428          6428         XXXXXX6428             665                ITF INDX 2006-AR4 03/31/06           $259,833.67
 1007106634          6634         XXXXXX6634             665                ITF INDX 2006-AR4 03/31/06           $361,588.23
 1007106675          6675         XXXXXX6675             665                ITF INDX 2006-AR4 03/31/06           $125,296.47
 1007106766          6766         XXXXXX6766             665                ITF INDX 2006-AR4 03/31/06            $93,838.45
 1007106782          6782         XXXXXX6782             665                ITF INDX 2006-AR4 03/31/06           $359,844.96
 1007106832          6832         XXXXXX6832             665                ITF INDX 2006-AR4 03/31/06           $193,862.61
 1007106840          6840         XXXXXX6840             665                ITF INDX 2006-AR4 03/31/06           $715,448.86
 1007106857          6857         XXXXXX6857             665                ITF INDX 2006-AR4 03/31/06           $299,809.39
 1007107301          7301         XXXXXX7301             665                ITF INDX 2006-AR4 03/31/06           $210,934.45
 1007107517          7517         XXXXXX7517             665                ITF INDX 2006-AR4 03/31/06           $322,030.48
 1007107558          7558         XXXXXX7558             665                ITF INDX 2006-AR4 03/31/06           $266,122.91
 1007107590          7590         XXXXXX7590             665                ITF INDX 2006-AR4 03/31/06           $335,637.17
 1007108069          8069         XXXXXX8069             665                ITF INDX 2006-AR4 03/31/06           $268,339.49
 1007108515          8515         XXXXXX8515             665                ITF INDX 2006-AR4 03/31/06           $404,734.28
 1007108531          8531         XXXXXX8531             665                ITF INDX 2006-AR4 03/31/06           $254,598.72
 1007108598          8598         XXXXXX8598             665                ITF INDX 2006-AR4 03/31/06           $175,734.48
 1007108812          8812         XXXXXX8812             665                ITF INDX 2006-AR4 03/31/06           $170,033.29
 1007109182          9182         XXXXXX9182             665                ITF INDX 2006-AR4 03/31/06           $574,042.04
 1007109257          9257         XXXXXX9257             665                ITF INDX 2006-AR4 03/31/06              $0.00
 1007109398          9398         XXXXXX9398             665                ITF INDX 2006-AR4 03/31/06           $452,610.19
 1007110503          0503         XXXXXX0503             665                ITF INDX 2006-AR4 03/31/06           $264,152.15
 1007110735          0735         XXXXXX0735             665                ITF INDX 2006-AR4 03/31/06           $335,293.39
 1007110925          0925         XXXXXX0925             665                ITF INDX 2006-AR4 03/31/06           $210,105.50
 1007110966          0966         XXXXXX0966             665                ITF INDX 2006-AR4 03/31/06           $269,945.01
 1007111386          1386         XXXXXX1386             665                ITF INDX 2006-AR4 03/31/06           $211,288.57
 1007111493          1493         XXXXXX1493             665                ITF INDX 2006-AR4 03/31/06           $162,769.26
 1007111519          1519         XXXXXX1519             665                ITF INDX 2006-AR4 03/31/06           $364,177.48
 1007111725          1725         XXXXXX1725             665                ITF INDX 2006-AR4 03/31/06           $240,267.12
 1007111782          1782         XXXXXX1782             665                ITF INDX 2006-AR4 03/31/06           $336,540.84
 1007111881          1881         XXXXXX1881             665                ITF INDX 2006-AR4 03/31/06           $393,903.99
 1007111907          1907         XXXXXX1907             665                ITF INDX 2006-AR4 03/31/06           $288,235.76
 1007112004          2004         XXXXXX2004             665                ITF INDX 2006-AR4 03/31/06           $262,722.70
 1007112160          2160         XXXXXX2160             665                ITF INDX 2006-AR4 03/31/06           $366,352.72
 1007112335          2335         XXXXXX2335             665                ITF INDX 2006-AR4 03/31/06           $249,636.69
 1007112459          2459         XXXXXX2459             665                ITF INDX 2006-AR4 03/31/06           $137,290.73
 1007112855          2855         XXXXXX2855             665                ITF INDX 2006-AR4 03/31/06           $485,873.63
 1007113242          3242         XXXXXX3242             665                ITF INDX 2006-AR4 03/31/06           $438,258.54
 1007113283          3283         XXXXXX3283             665                ITF INDX 2006-AR4 03/31/06              $0.00
 1007113358          3358         XXXXXX3358             665                ITF INDX 2006-AR4 03/31/06           $378,630.78
 1007113473          3473         XXXXXX3473             665                ITF INDX 2006-AR4 03/31/06              $0.00
 1007113499          3499         XXXXXX3499             665                ITF INDX 2006-AR4 03/31/06           $259,007.50
 1007113754          3754         XXXXXX3754             665                ITF INDX 2006-AR4 03/31/06           $277,924.38
 1007113929          3929         XXXXXX3929             665                ITF INDX 2006-AR4 03/31/06           $300,801.81
 1007113994          3994         XXXXXX3994             665                ITF INDX 2006-AR4 03/31/06           $291,302.09
 1007114075          4075         XXXXXX4075             665                ITF INDX 2006-AR4 03/31/06           $256,433.42
 1007114240          4240         XXXXXX4240             665                ITF INDX 2006-AR4 03/31/06           $190,270.77
 1007114307          4307         XXXXXX4307             665                ITF INDX 2006-AR4 03/31/06           $544,407.16
 1007114893          4893         XXXXXX4893             665                ITF INDX 2006-AR4 03/31/06           $405,018.57
 1007114968          4968         XXXXXX4968             665                ITF INDX 2006-AR4 03/31/06              $0.00
 1007115031          5031         XXXXXX5031             665                ITF INDX 2006-AR4 03/31/06           $598,509.98
 1007115122          5122         XXXXXX5122             665                ITF INDX 2006-AR4 03/31/06           $303,034.66
 1007115270          5270         XXXXXX5270             665                ITF INDX 2006-AR4 03/31/06           $454,092.85
 1007115312          5312         XXXXXX5312             665                ITF INDX 2006-AR4 03/31/06           $461,019.35
 1007115353          5353         XXXXXX5353             665                ITF INDX 2006-AR4 03/31/06           $464,222.46
 1007115395          5395         XXXXXX5395             665                ITF INDX 2006-AR4 03/31/06           $213,739.69
 1007115478          5478         XXXXXX5478             665                ITF INDX 2006-AR4 03/31/06           $245,709.40
 1007115569          5569         XXXXXX5569             665                ITF INDX 2006-AR4 03/31/06           $186,846.52
 1007115593          5593         XXXXXX5593             665                ITF INDX 2006-AR4 03/31/06           $242,722.80
 1007115692          5692         XXXXXX5692             665                ITF INDX 2006-AR4 03/31/06           $194,568.82
 1007115817          5817         XXXXXX5817             665                ITF INDX 2006-AR4 03/31/06           $431,442.61
 1007116393          6393         XXXXXX6393             665                ITF INDX 2006-AR4 03/31/06           $335,822.10
 1007116401          6401         XXXXXX6401             665                ITF INDX 2006-AR4 03/31/06           $447,610.37
 1007116419          6419         XXXXXX6419             665                ITF INDX 2006-AR4 03/31/06           $204,207.91
 1007116575          6575         XXXXXX6575             665                ITF INDX 2006-AR4 03/31/06           $486,983.35
 1007116765          6765         XXXXXX6765             665                ITF INDX 2006-AR4 03/31/06           $348,570.49
 1007116914          6914         XXXXXX6914             665                ITF INDX 2006-AR4 03/31/06           $193,617.14
 1007116930          6930         XXXXXX6930             665                ITF INDX 2006-AR4 03/31/06           $413,158.77
 1007117011          7011         XXXXXX7011             665                ITF INDX 2006-AR4 03/31/06           $248,288.92
 1007117268          7268         XXXXXX7268             665                ITF INDX 2006-AR4 03/31/06           $189,384.80
 1007117284          7284         XXXXXX7284             665                ITF INDX 2006-AR4 03/31/06           $582,775.69
 1007117417          7417         XXXXXX7417             665                ITF INDX 2006-AR4 03/31/06           $102,170.49
 1007117599          7599         XXXXXX7599             665                ITF INDX 2006-AR4 03/31/06           $114,818.63
 1007118340          8340         XXXXXX8340             665                ITF INDX 2006-AR4 03/31/06           $184,750.94
 1007118407          8407         XXXXXX8407             665                ITF INDX 2006-AR4 03/31/06           $537,349.52
 1007118415          8415         XXXXXX8415             665                ITF INDX 2006-AR4 03/31/06           $109,432.92
 1007118696          8696         XXXXXX8696             665                ITF INDX 2006-AR4 03/31/06           $292,746.42
 1007118779          8779         XXXXXX8779             665                ITF INDX 2006-AR4 03/31/06           $245,753.70
 1007119199          9199         XXXXXX9199             665                ITF INDX 2006-AR4 03/31/06           $285,022.88
 1007119306          9306         XXXXXX9306             665                ITF INDX 2006-AR4 03/31/06           $289,432.22
 1007119645          9645         XXXXXX9645             665                ITF INDX 2006-AR4 03/31/06           $188,945.60
 1007119652          9652         XXXXXX9652             665                ITF INDX 2006-AR4 03/31/06           $267,525.96
 1007120189          0189         XXXXXX0189             665                ITF INDX 2006-AR4 03/31/06              $0.00
 1007120353          0353         XXXXXX0353             665                ITF INDX 2006-AR4 03/31/06           $155,720.60
 1007120361          0361         XXXXXX0361             665                ITF INDX 2006-AR4 03/31/06           $338,304.83
 1007120528          0528         XXXXXX0528             665                ITF INDX 2006-AR4 03/31/06              $0.00
 1007120569          0569         XXXXXX0569             665                ITF INDX 2006-AR4 03/31/06           $196,810.51
 1007120650          0650         XXXXXX0650             665                ITF INDX 2006-AR4 03/31/06           $569,846.80
 1007120759          0759         XXXXXX0759             665                ITF INDX 2006-AR4 03/31/06           $230,386.89
 1007120866          0866         XXXXXX0866             665                ITF INDX 2006-AR4 03/31/06           $297,158.46
 1007120999          0999         XXXXXX0999             665                ITF INDX 2006-AR4 03/31/06           $287,808.48
 1007121294          1294         XXXXXX1294             665                ITF INDX 2006-AR4 03/31/06              $0.00
 1007121583          1583         XXXXXX1583             665                ITF INDX 2006-AR4 03/31/06           $326,793.07
 1007121633          1633         XXXXXX1633             665                ITF INDX 2006-AR4 03/31/06           $356,778.54
 1007121666          1666         XXXXXX1666             665                ITF INDX 2006-AR4 03/31/06           $168,475.82
 1007121682          1682         XXXXXX1682             665                ITF INDX 2006-AR4 03/31/06           $115,222.52
 1007121989          1989         XXXXXX1989             665                ITF INDX 2006-AR4 03/31/06           $350,216.56
 1007122003          2003         XXXXXX2003             665                ITF INDX 2006-AR4 03/31/06              $0.00
 1007122094          2094         XXXXXX2094             665                ITF INDX 2006-AR4 03/31/06           $266,543.25
 1007122169          2169         XXXXXX2169             665                ITF INDX 2006-AR4 03/31/06           $303,223.54
 1007122821          2821         XXXXXX2821             665                ITF INDX 2006-AR4 03/31/06              $0.00
 1007122854          2854         XXXXXX2854             665                ITF INDX 2006-AR4 03/31/06           $156,202.38
 1007123092          3092         XXXXXX3092             665                ITF INDX 2006-AR4 03/31/06           $237,455.26
 1007123159          3159         XXXXXX3159             665                ITF INDX 2006-AR4 03/31/06           $354,030.56
 1007123167          3167         XXXXXX3167             665                ITF INDX 2006-AR4 03/31/06           $140,070.98
 1007123324          3324         XXXXXX3324             665                ITF INDX 2006-AR4 03/31/06           $156,762.51
 1007123357          3357         XXXXXX3357             665                ITF INDX 2006-AR4 03/31/06           $139,121.44
 1007123506          3506         XXXXXX3506             665                ITF INDX 2006-AR4 03/31/06           $499,152.99
 1007123563          3563         XXXXXX3563             665                ITF INDX 2006-AR4 03/31/06           $873,740.12
 1007123597          3597         XXXXXX3597             665                ITF INDX 2006-AR4 03/31/06           $442,085.54
 1007123621          3621         XXXXXX3621             665                ITF INDX 2006-AR4 03/31/06           $666,389.56
 1007123662          3662         XXXXXX3662             665                ITF INDX 2006-AR4 03/31/06           $225,516.82
 1007123779          3779         XXXXXX3779             665                ITF INDX 2006-AR4 03/31/06           $216,346.55
 1007123902          3902         XXXXXX3902             665                ITF INDX 2006-AR4 03/31/06              $0.00
 1007123910          3910         XXXXXX3910             665                ITF INDX 2006-AR4 03/31/06           $423,885.54
 1007124181          4181         XXXXXX4181             665                ITF INDX 2006-AR4 03/31/06           $284,832.36
 1007124397          4397         XXXXXX4397             665                ITF INDX 2006-AR4 03/31/06           $375,228.40
 1007124546          4546         XXXXXX4546             665                ITF INDX 2006-AR4 03/31/06           $461,169.80
 1007124686          4686         XXXXXX4686             665                ITF INDX 2006-AR4 03/31/06           $472,099.68
 1007124801          4801         XXXXXX4801             665                ITF INDX 2006-AR4 03/31/06           $291,771.16
 1007124918          4918         XXXXXX4918             665                ITF INDX 2006-AR4 03/31/06           $293,960.56
 1007125030          5030         XXXXXX5030             665                ITF INDX 2006-AR4 03/31/06           $121,740.06
 1007125675          5675         XXXXXX5675             665                ITF INDX 2006-AR4 03/31/06           $190,456.30
 1007125840          5840         XXXXXX5840             665                ITF INDX 2006-AR4 03/31/06           $356,954.75
 1007126228          6228         XXXXXX6228             665                ITF INDX 2006-AR4 03/31/06           $243,886.06
 1007126343          6343         XXXXXX6343             665                ITF INDX 2006-AR4 03/31/06           $198,860.38
 1007126376          6376         XXXXXX6376             665                ITF INDX 2006-AR4 03/31/06              $0.00
 1007126541          6541         XXXXXX6541             665                ITF INDX 2006-AR4 03/31/06           $488,220.60
 1007126780          6780         XXXXXX6780             665                ITF INDX 2006-AR4 03/31/06           $177,836.42
 1007126806          6806         XXXXXX6806             665                ITF INDX 2006-AR4 03/31/06           $156,553.34
 1007127630          7630         XXXXXX7630             665                ITF INDX 2006-AR4 03/31/06           $394,556.34
 1007127796          7796         XXXXXX7796             665                ITF INDX 2006-AR4 03/31/06           $291,136.95
 1007127812          7812         XXXXXX7812             665                ITF INDX 2006-AR4 03/31/06           $468,877.46
 1007127879          7879         XXXXXX7879             665                ITF INDX 2006-AR4 03/31/06           $234,479.20
 1007127952          7952         XXXXXX7952             665                ITF INDX 2006-AR4 03/31/06           $306,804.83
 1007128034          8034         XXXXXX8034             665                ITF INDX 2006-AR4 03/31/06           $352,183.36
 1007128075          8075         XXXXXX8075             665                ITF INDX 2006-AR4 03/31/06           $356,416.39
 1007128208          8208         XXXXXX8208             665                ITF INDX 2006-AR4 03/31/06           $529,514.08
 1007128752          8752         XXXXXX8752             665                ITF INDX 2006-AR4 03/31/06           $378,392.39
 1007128844          8844         XXXXXX8844             665                ITF INDX 2006-AR4 03/31/06           $230,171.41
 1007128968          8968         XXXXXX8968             665                ITF INDX 2006-AR4 03/31/06           $672,192.50
 1007129008          9008         XXXXXX9008             665                ITF INDX 2006-AR4 03/31/06           $577,036.57
 1007129107          9107         XXXXXX9107             665                ITF INDX 2006-AR4 03/31/06           $358,365.21
 1007129271          9271         XXXXXX9271             665                ITF INDX 2006-AR4 03/31/06           $226,362.63
 1007129297          9297         XXXXXX9297             665                ITF INDX 2006-AR4 03/31/06           $372,787.24
 1007129552          9552         XXXXXX9552             665                ITF INDX 2006-AR4 03/31/06           $229,479.03
 1007129859          9859         XXXXXX9859             665                ITF INDX 2006-AR4 03/31/06           $364,335.80
 1007129883          9883         XXXXXX9883             665                ITF INDX 2006-AR4 03/31/06           $307,945.78
 1007129925          9925         XXXXXX9925             665                ITF INDX 2006-AR4 03/31/06           $254,699.53
 1007130055          0055         XXXXXX0055             665                ITF INDX 2006-AR4 03/31/06           $620,864.60
 1007130071          0071         XXXXXX0071             665                ITF INDX 2006-AR4 03/31/06           $240,468.44
 1007130147          0147         XXXXXX0147             665                ITF INDX 2006-AR4 03/31/06           $137,742.06
 1007130196          0196         XXXXXX0196             665                ITF INDX 2006-AR4 03/31/06           $490,676.83
 1007130345          0345         XXXXXX0345             665                ITF INDX 2006-AR4 03/31/06           $189,286.15
 1007130592          0592         XXXXXX0592             665                ITF INDX 2006-AR4 03/31/06              $0.00
 1007130634          0634         XXXXXX0634             665                ITF INDX 2006-AR4 03/31/06           $169,137.35
 1007130717          0717         XXXXXX0717             665                ITF INDX 2006-AR4 03/31/06           $261,121.81
 1007130832          0832         XXXXXX0832             665                ITF INDX 2006-AR4 03/31/06           $241,135.49
 1007130972          0972         XXXXXX0972             665                ITF INDX 2006-AR4 03/31/06           $510,899.82
 1007131277          1277         XXXXXX1277             665                ITF INDX 2006-AR4 03/31/06           $689,623.74
 1007131467          1467         XXXXXX1467             665                ITF INDX 2006-AR4 03/31/06           $327,570.03
 1007131715          1715         XXXXXX1715             665                ITF INDX 2006-AR4 03/31/06           $249,067.12
 1007131988          1988         XXXXXX1988             665                ITF INDX 2006-AR4 03/31/06           $153,223.29
 1007132010          2010         XXXXXX2010             665                ITF INDX 2006-AR4 03/31/06           $500,517.00
 1007132218          2218         XXXXXX2218             665                ITF INDX 2006-AR4 03/31/06           $202,185.57
 1007132499          2499         XXXXXX2499             665                ITF INDX 2006-AR4 03/31/06           $198,245.70
 1007132549          2549         XXXXXX2549             665                ITF INDX 2006-AR4 03/31/06           $341,822.80
 1007132754          2754         XXXXXX2754             665                ITF INDX 2006-AR4 03/31/06           $254,648.03
 1007132861          2861         XXXXXX2861             665                ITF INDX 2006-AR4 03/31/06           $379,654.91
 1007133190          3190         XXXXXX3190             665                ITF INDX 2006-AR4 03/31/06           $177,474.43
 1007133489          3489         XXXXXX3489             665                ITF INDX 2006-AR4 03/31/06           $284,978.37
 1007133596          3596         XXXXXX3596             665                ITF INDX 2006-AR4 03/31/06           $370,062.98
 1007133984          3984         XXXXXX3984             665                ITF INDX 2006-AR4 03/31/06           $295,220.02
 1007134057          4057         XXXXXX4057             665                ITF INDX 2006-AR4 03/31/06           $114,859.91
 1007134545          4545         XXXXXX4545             665                ITF INDX 2006-AR4 03/31/06           $300,469.29
 1007134743          4743         XXXXXX4743             665                ITF INDX 2006-AR4 03/31/06           $214,995.68
 1007135252          5252         XXXXXX5252             665                ITF INDX 2006-AR4 03/31/06           $315,440.20
 1007136516          6516         XXXXXX6516             665                ITF INDX 2006-AR4 03/31/06           $201,686.39
 1007136821          6821         XXXXXX6821             665                ITF INDX 2006-AR4 03/31/06           $450,334.08
 1007137035          7035         XXXXXX7035             665                ITF INDX 2006-AR4 03/31/06           $563,870.31
 1007138116          8116         XXXXXX8116             665                ITF INDX 2006-AR4 03/31/06           $131,439.91
 1007138405          8405         XXXXXX8405             665                ITF INDX 2006-AR4 03/31/06           $500,192.64
 1007138504          8504         XXXXXX8504             665                ITF INDX 2006-AR4 03/31/06           $386,729.30
 1007139809          9809         XXXXXX9809             665                ITF INDX 2006-AR4 03/31/06           $161,561.19
 1007139817          9817         XXXXXX9817             665                ITF INDX 2006-AR4 03/31/06           $537,758.33
 1007139866          9866         XXXXXX9866             665                ITF INDX 2006-AR4 03/31/06           $266,935.57
 1007139882          9882         XXXXXX9882             665                ITF INDX 2006-AR4 03/31/06           $216,254.55
 1007139973          9973         XXXXXX9973             665                ITF INDX 2006-AR4 03/31/06           $385,361.54
 1007139981          9981         XXXXXX9981             665                ITF INDX 2006-AR4 03/31/06           $314,439.95
 1007140013          0013         XXXXXX0013             665                ITF INDX 2006-AR4 03/31/06           $409,907.71
 1007140021          0021         XXXXXX0021             665                ITF INDX 2006-AR4 03/31/06           $190,039.37
 1007140039          0039         XXXXXX0039             665                ITF INDX 2006-AR4 03/31/06           $270,231.69
 1007140062          0062         XXXXXX0062             665                ITF INDX 2006-AR4 03/31/06           $537,526.83
 1007140096          0096         XXXXXX0096             665                ITF INDX 2006-AR4 03/31/06           $565,068.07
 1007140559          0559         XXXXXX0559             665                ITF INDX 2006-AR4 03/31/06           $661,927.50
 1007140823          0823         XXXXXX0823             665                ITF INDX 2006-AR4 03/31/06           $147,834.66
 1007140989          0989         XXXXXX0989             665                ITF INDX 2006-AR4 03/31/06           $460,295.26
 1007141045          1045         XXXXXX1045             665                ITF INDX 2006-AR4 03/31/06           $184,572.63
 1007141128          1128         XXXXXX1128             665                ITF INDX 2006-AR4 03/31/06           $168,485.03
 1007141284          1284         XXXXXX1284             665                ITF INDX 2006-AR4 03/31/06           $314,385.91
 1007141300          1300         XXXXXX1300             665                ITF INDX 2006-AR4 03/31/06           $199,194.96
 1007141318          1318         XXXXXX1318             665                ITF INDX 2006-AR4 03/31/06           $206,359.25
 1007141425          1425         XXXXXX1425             665                ITF INDX 2006-AR4 03/31/06           $214,763.36
 1007141532          1532         XXXXXX1532             665                ITF INDX 2006-AR4 03/31/06           $294,682.36
 1007141649          1649         XXXXXX1649             665                ITF INDX 2006-AR4 03/31/06           $454,821.05
 1007141672          1672         XXXXXX1672             665                ITF INDX 2006-AR4 03/31/06           $261,016.18
 1007141706          1706         XXXXXX1706             665                ITF INDX 2006-AR4 03/31/06           $183,618.26
 1007141912          1912         XXXXXX1912             665                ITF INDX 2006-AR4 03/31/06           $514,072.91
 1007142308          2308         XXXXXX2308             665                ITF INDX 2006-AR4 03/31/06           $222,360.26
 1007142647          2647         XXXXXX2647             665                ITF INDX 2006-AR4 03/31/06           $402,349.08
 1007142837          2837         XXXXXX2837             665                ITF INDX 2006-AR4 03/31/06              $0.00
 1007143017          3017         XXXXXX3017             665                ITF INDX 2006-AR4 03/31/06           $302,768.61
 1007143199          3199         XXXXXX3199             665                ITF INDX 2006-AR4 03/31/06            $95,363.63
 1007143389          3389         XXXXXX3389             665                ITF INDX 2006-AR4 03/31/06           $108,293.53
 1007143504          3504         XXXXXX3504             665                ITF INDX 2006-AR4 03/31/06           $130,068.81
 1007143520          3520         XXXXXX3520             665                ITF INDX 2006-AR4 03/31/06           $236,184.66
 1007143611          3611         XXXXXX3611             665                ITF INDX 2006-AR4 03/31/06           $300,033.05
 1007143629          3629         XXXXXX3629             665                ITF INDX 2006-AR4 03/31/06           $315,141.49
 1007143728          3728         XXXXXX3728             665                ITF INDX 2006-AR4 03/31/06           $234,020.03
 1007143785          3785         XXXXXX3785             665                ITF INDX 2006-AR4 03/31/06           $235,126.50
 1007143827          3827         XXXXXX3827             665                ITF INDX 2006-AR4 03/31/06           $305,790.66
 1007143850          3850         XXXXXX3850             665                ITF INDX 2006-AR4 03/31/06           $167,760.65
 1007143983          3983         XXXXXX3983             665                ITF INDX 2006-AR4 03/31/06           $252,129.41
 1007144130          4130         XXXXXX4130             665                ITF INDX 2006-AR4 03/31/06           $283,435.65
 1007144155          4155         XXXXXX4155             665                ITF INDX 2006-AR4 03/31/06           $429,405.17
 1007144163          4163         XXXXXX4163             665                ITF INDX 2006-AR4 03/31/06              $0.00
 1007144346          4346         XXXXXX4346             665                ITF INDX 2006-AR4 03/31/06           $209,876.72
 1007144445          4445         XXXXXX4445             665                ITF INDX 2006-AR4 03/31/06           $178,891.36
 1007144932          4932         XXXXXX4932             665                ITF INDX 2006-AR4 03/31/06           $442,200.73
 1007146077          6077         XXXXXX6077             665                ITF INDX 2006-AR4 03/31/06           $192,028.08
 1007146341          6341         XXXXXX6341             665                ITF INDX 2006-AR4 03/31/06           $336,149.31
 1007146812          6812         XXXXXX6812             665                ITF INDX 2006-AR4 03/31/06           $270,267.39
 1007146820          6820         XXXXXX6820             665                ITF INDX 2006-AR4 03/31/06           $244,244.92
 1007147067          7067         XXXXXX7067             665                ITF INDX 2006-AR4 03/31/06           $214,314.24
 1007147133          7133         XXXXXX7133             665                ITF INDX 2006-AR4 03/31/06           $142,420.14
 1007147158          7158         XXXXXX7158             665                ITF INDX 2006-AR4 03/31/06           $267,748.88
 1007147497          7497         XXXXXX7497             665                ITF INDX 2006-AR4 03/31/06           $257,286.08
 1007147596          7596         XXXXXX7596             665                ITF INDX 2006-AR4 03/31/06           $376,671.37
 1007147612          7612         XXXXXX7612             665                ITF INDX 2006-AR4 03/31/06           $159,668.59
 1007147695          7695         XXXXXX7695             665                ITF INDX 2006-AR4 03/31/06           $125,155.10
 1007147703          7703         XXXXXX7703             665                ITF INDX 2006-AR4 03/31/06           $332,864.82
 1007147711          7711         XXXXXX7711             665                ITF INDX 2006-AR4 03/31/06           $339,939.57
 1007148065          8065         XXXXXX8065             665                ITF INDX 2006-AR4 03/31/06           $159,525.10
 1007148115          8115         XXXXXX8115             665                ITF INDX 2006-AR4 03/31/06           $348,088.23
 1007148446          8446         XXXXXX8446             665                ITF INDX 2006-AR4 03/31/06            $98,532.95
 1007148511          8511         XXXXXX8511             665                ITF INDX 2006-AR4 03/31/06           $143,325.32
 1007148784          8784         XXXXXX8784             665                ITF INDX 2006-AR4 03/31/06           $241,837.14
 1007148891          8891         XXXXXX8891             665                ITF INDX 2006-AR4 03/31/06           $139,009.66
 1007148909          8909         XXXXXX8909             665                ITF INDX 2006-AR4 03/31/06           $276,718.40
 1007148958          8958         XXXXXX8958             665                ITF INDX 2006-AR4 03/31/06           $312,431.26
 1007149089          9089         XXXXXX9089             665                ITF INDX 2006-AR4 03/31/06           $662,321.15
 1007149287          9287         XXXXXX9287             665                ITF INDX 2006-AR4 03/31/06           $234,968.80
 1007149568          9568         XXXXXX9568             665                ITF INDX 2006-AR4 03/31/06           $324,296.23
 1007149600          9600         XXXXXX9600             665                ITF INDX 2006-AR4 03/31/06           $161,943.62
 1007149675          9675         XXXXXX9675             665                ITF INDX 2006-AR4 03/31/06           $280,024.05
 1007149709          9709         XXXXXX9709             665                ITF INDX 2006-AR4 03/31/06           $440,655.28
 1007149873          9873         XXXXXX9873             665                ITF INDX 2006-AR4 03/31/06           $164,126.54
 1007150004          0004         XXXXXX0004             665                ITF INDX 2006-AR4 03/31/06           $421,463.92
 1007150046          0046         XXXXXX0046             665                ITF INDX 2006-AR4 03/31/06           $286,025.20
 1007150186          0186         XXXXXX0186             665                ITF INDX 2006-AR4 03/31/06           $203,536.31
 1007150228          0228         XXXXXX0228             665                ITF INDX 2006-AR4 03/31/06           $332,656.47
 1007150269          0269         XXXXXX0269             665                ITF INDX 2006-AR4 03/31/06           $284,479.32
 1007150301          0301         XXXXXX0301             665                ITF INDX 2006-AR4 03/31/06           $200,141.31
 1007150426          0426         XXXXXX0426             665                ITF INDX 2006-AR4 03/31/06           $512,731.71
 1007150467          0467         XXXXXX0467             665                ITF INDX 2006-AR4 03/31/06           $410,563.24
 1007150608          0608         XXXXXX0608             665                ITF INDX 2006-AR4 03/31/06           $301,503.18
 1007150681          0681         XXXXXX0681             665                ITF INDX 2006-AR4 03/31/06              $0.00
 1007150731          0731         XXXXXX0731             665                ITF INDX 2006-AR4 03/31/06           $195,480.88
 1007150871          0871         XXXXXX0871             665                ITF INDX 2006-AR4 03/31/06           $153,408.68
 1007150988          0988         XXXXXX0988             665                ITF INDX 2006-AR4 03/31/06           $286,504.10
 1007151325          1325         XXXXXX1325             665                ITF INDX 2006-AR4 03/31/06           $216,597.04
 1007151374          1374         XXXXXX1374             665                ITF INDX 2006-AR4 03/31/06           $207,936.98
 1007151689          1689         XXXXXX1689             665                ITF INDX 2006-AR4 03/31/06           $162,348.05
 1007151903          1903         XXXXXX1903             665                ITF INDX 2006-AR4 03/31/06           $340,980.54
 1007151978          1978         XXXXXX1978             665                ITF INDX 2006-AR4 03/31/06           $256,019.60
 1007151986          1986         XXXXXX1986             665                ITF INDX 2006-AR4 03/31/06           $185,363.19
 1007152018          2018         XXXXXX2018             665                ITF INDX 2006-AR4 03/31/06           $228,193.52
 1007152026          2026         XXXXXX2026             665                ITF INDX 2006-AR4 03/31/06           $198,972.06
 1007152133          2133         XXXXXX2133             665                ITF INDX 2006-AR4 03/31/06           $164,325.68
 1007152315          2315         XXXXXX2315             665                ITF INDX 2006-AR4 03/31/06           $312,974.38
 1007152489          2489         XXXXXX2489             665                ITF INDX 2006-AR4 03/31/06           $160,377.41
 1007152497          2497         XXXXXX2497             665                ITF INDX 2006-AR4 03/31/06           $336,539.83
 1007152513          2513         XXXXXX2513             665                ITF INDX 2006-AR4 03/31/06           $327,172.24
 1007152521          2521         XXXXXX2521             665                ITF INDX 2006-AR4 03/31/06           $278,670.67
 1007152711          2711         XXXXXX2711             665                ITF INDX 2006-AR4 03/31/06           $410,112.37
 1007152778          2778         XXXXXX2778             665                ITF INDX 2006-AR4 03/31/06           $392,261.09
 1007152844          2844         XXXXXX2844             665                ITF INDX 2006-AR4 03/31/06           $166,573.82
 1007153065          3065         XXXXXX3065             665                ITF INDX 2006-AR4 03/31/06           $282,230.92
 1007153099          3099         XXXXXX3099             665                ITF INDX 2006-AR4 03/31/06           $259,775.22
 1007153164          3164         XXXXXX3164             665                ITF INDX 2006-AR4 03/31/06           $314,841.08
 1007153172          3172         XXXXXX3172             665                ITF INDX 2006-AR4 03/31/06           $245,841.70
 1007153347          3347         XXXXXX3347             665                ITF INDX 2006-AR4 03/31/06           $499,105.46
 1007153362          3362         XXXXXX3362             665                ITF INDX 2006-AR4 03/31/06           $444,727.78
 1007153636          3636         XXXXXX3636             665                ITF INDX 2006-AR4 03/31/06           $154,957.01
 1007153958          3958         XXXXXX3958             665                ITF INDX 2006-AR4 03/31/06           $326,288.33
 1007154261          4261         XXXXXX4261             665                ITF INDX 2006-AR4 03/31/06           $361,427.88
 1007154329          4329         XXXXXX4329             665                ITF INDX 2006-AR4 03/31/06           $447,145.51
 1007154469          4469         XXXXXX4469             665                ITF INDX 2006-AR4 03/31/06           $356,496.01
 1007154683          4683         XXXXXX4683             665                ITF INDX 2006-AR4 03/31/06           $369,857.05
 1007154998          4998         XXXXXX4998             665                ITF INDX 2006-AR4 03/31/06           $199,638.86
 1007155003          5003         XXXXXX5003             665                ITF INDX 2006-AR4 03/31/06           $456,388.67
 1007155011          5011         XXXXXX5011             665                ITF INDX 2006-AR4 03/31/06           $148,642.51
 1007155151          5151         XXXXXX5151             665                ITF INDX 2006-AR4 03/31/06           $576,394.36
 1007155169          5169         XXXXXX5169             665                ITF INDX 2006-AR4 03/31/06              $0.00
 1007155706          5706         XXXXXX5706             665                ITF INDX 2006-AR4 03/31/06           $286,447.64
 1007155714          5714         XXXXXX5714             665                ITF INDX 2006-AR4 03/31/06           $224,775.08
 1007155946          5946         XXXXXX5946             665                ITF INDX 2006-AR4 03/31/06           $238,435.64
 1007155995          5995         XXXXXX5995             665                ITF INDX 2006-AR4 03/31/06           $292,480.59
 1007156001          6001         XXXXXX6001             665                ITF INDX 2006-AR4 03/31/06           $467,567.79
 1007156332          6332         XXXXXX6332             665                ITF INDX 2006-AR4 03/31/06           $276,837.22
 1007156548          6548         XXXXXX6548             665                ITF INDX 2006-AR4 03/31/06           $230,575.73
 1007156944          6944         XXXXXX6944             665                ITF INDX 2006-AR4 03/31/06              $0.00
 1007157033          7033         XXXXXX7033             665                ITF INDX 2006-AR4 03/31/06           $272,427.97
 1007157157          7157         XXXXXX7157             665                ITF INDX 2006-AR4 03/31/06           $276,220.18
 1007157207          7207         XXXXXX7207             665                ITF INDX 2006-AR4 03/31/06           $293,655.33
 1007157215          7215         XXXXXX7215             665                ITF INDX 2006-AR4 03/31/06           $173,108.04
 1007157470          7470         XXXXXX7470             665                ITF INDX 2006-AR4 03/31/06           $165,341.93
 1007157744          7744         XXXXXX7744             665                ITF INDX 2006-AR4 03/31/06           $349,711.58
 1007157751          7751         XXXXXX7751             665                ITF INDX 2006-AR4 03/31/06           $165,419.18
 1007157884          7884         XXXXXX7884             665                ITF INDX 2006-AR4 03/31/06           $442,130.10
 1007157967          7967         XXXXXX7967             665                ITF INDX 2006-AR4 03/31/06           $354,367.07
 1007157975          7975         XXXXXX7975             665                ITF INDX 2006-AR4 03/31/06           $755,167.14
 1007158098          8098         XXXXXX8098             665                ITF INDX 2006-AR4 03/31/06           $151,418.97
 1007158114          8114         XXXXXX8114             665                ITF INDX 2006-AR4 03/31/06           $178,378.23
 1007158163          8163         XXXXXX8163             665                ITF INDX 2006-AR4 03/31/06           $239,325.17
 1007158239          8239         XXXXXX8239             665                ITF INDX 2006-AR4 03/31/06           $375,868.63
 1007158254          8254         XXXXXX8254             665                ITF INDX 2006-AR4 03/31/06           $233,183.73
 1007158338          8338         XXXXXX8338             665                ITF INDX 2006-AR4 03/31/06           $324,973.77
 1007158353          8353         XXXXXX8353             665                ITF INDX 2006-AR4 03/31/06           $447,613.97
 1007158452          8452         XXXXXX8452             665                ITF INDX 2006-AR4 03/31/06           $570,978.66
 1007158460          8460         XXXXXX8460             665                ITF INDX 2006-AR4 03/31/06           $419,661.63
 1007158478          8478         XXXXXX8478             665                ITF INDX 2006-AR4 03/31/06           $156,602.28
 1007158775          8775         XXXXXX8775             665                ITF INDX 2006-AR4 03/31/06           $315,383.05
 1007158825          8825         XXXXXX8825             665                ITF INDX 2006-AR4 03/31/06           $213,891.49
 1007158874          8874         XXXXXX8874             665                ITF INDX 2006-AR4 03/31/06           $560,802.94
 1007158890          8890         XXXXXX8890             665                ITF INDX 2006-AR4 03/31/06           $225,194.83
 1007158965          8965         XXXXXX8965             665                ITF INDX 2006-AR4 03/31/06           $204,707.65
 1007159088          9088         XXXXXX9088             665                ITF INDX 2006-AR4 03/31/06           $340,713.93
 1007159203          9203         XXXXXX9203             665                ITF INDX 2006-AR4 03/31/06           $419,812.38
 1007159245          9245         XXXXXX9245             665                ITF INDX 2006-AR4 03/31/06           $434,998.47
 1007159419          9419         XXXXXX9419             665                ITF INDX 2006-AR4 03/31/06           $286,468.33
 1007159773          9773         XXXXXX9773             665                ITF INDX 2006-AR4 03/31/06           $274,543.29
 1007159955          9955         XXXXXX9955             665                ITF INDX 2006-AR4 03/31/06           $374,360.21
 1007160037          0037         XXXXXX0037             665                ITF INDX 2006-AR4 03/31/06           $202,983.25
 1007160045          0045         XXXXXX0045             665                ITF INDX 2006-AR4 03/31/06           $123,074.63
 1007160102          0102         XXXXXX0102             665                ITF INDX 2006-AR4 03/31/06              $0.00
 1007160151          0151         XXXXXX0151             665                ITF INDX 2006-AR4 03/31/06              $0.00
 1007160177          0177         XXXXXX0177             665                ITF INDX 2006-AR4 03/31/06           $205,290.19
 1007160227          0227         XXXXXX0227             665                ITF INDX 2006-AR4 03/31/06           $171,851.25
 1007160466          0466         XXXXXX0466             665                ITF INDX 2006-AR4 03/31/06              $0.00
 1007160490          0490         XXXXXX0490             665                ITF INDX 2006-AR4 03/31/06              $0.00
 1007160532          0532         XXXXXX0532             665                ITF INDX 2006-AR4 03/31/06           $261,122.62
 1007160664          0664         XXXXXX0664             665                ITF INDX 2006-AR4 03/31/06           $255,963.08
 1007160680          0680         XXXXXX0680             665                ITF INDX 2006-AR4 03/31/06           $302,421.06
 1007160912          0912         XXXXXX0912             665                ITF INDX 2006-AR4 03/31/06           $348,709.61
 1007160920          0920         XXXXXX0920             665                ITF INDX 2006-AR4 03/31/06              $0.00
 1007161258          1258         XXXXXX1258             665                ITF INDX 2006-AR4 03/31/06              $0.00
 1007161324          1324         XXXXXX1324             665                ITF INDX 2006-AR4 03/31/06           $452,467.73
 1007161340          1340         XXXXXX1340             665                ITF INDX 2006-AR4 03/31/06           $535,384.86
 1007161563          1563         XXXXXX1563             665                ITF INDX 2006-AR4 03/31/06           $337,933.29
 1007161654          1654         XXXXXX1654             665                ITF INDX 2006-AR4 03/31/06           $405,425.64
 1007161787          1787         XXXXXX1787             665                ITF INDX 2006-AR4 03/31/06           $455,326.74
 1007161894          1894         XXXXXX1894             665                ITF INDX 2006-AR4 03/31/06           $366,588.59
 1007162504          2504         XXXXXX2504             665                ITF INDX 2006-AR4 03/31/06           $219,350.24
 1007162512          2512         XXXXXX2512             665                ITF INDX 2006-AR4 03/31/06           $163,361.35
 1007162553          2553         XXXXXX2553             665                ITF INDX 2006-AR4 03/31/06           $395,791.44
 1007162793          2793         XXXXXX2793             665                ITF INDX 2006-AR4 03/31/06           $229,627.11
 1007162918          2918         XXXXXX2918             665                ITF INDX 2006-AR4 03/31/06           $521,348.42
 1007163213          3213         XXXXXX3213             665                ITF INDX 2006-AR4 03/31/06           $272,056.75
 1007163361          3361         XXXXXX3361             665                ITF INDX 2006-AR4 03/31/06           $155,678.91
 1007163379          3379         XXXXXX3379             665                ITF INDX 2006-AR4 03/31/06           $135,991.55
 1007163478          3478         XXXXXX3478             665                ITF INDX 2006-AR4 03/31/06              $0.00
 1007163486          3486         XXXXXX3486             665                ITF INDX 2006-AR4 03/31/06           $321,534.75
 1007163627          3627         XXXXXX3627             665                ITF INDX 2006-AR4 03/31/06           $514,400.06
 1007163858          3858         XXXXXX3858             665                ITF INDX 2006-AR4 03/31/06           $343,210.47
 1007164104          4104         XXXXXX4104             665                ITF INDX 2006-AR4 03/31/06           $229,668.39
 1007164112          4112         XXXXXX4112             665                ITF INDX 2006-AR4 03/31/06           $326,952.35
 1007164310          4310         XXXXXX4310             665                ITF INDX 2006-AR4 03/31/06           $204,946.61
 1007164641          4641         XXXXXX4641             665                ITF INDX 2006-AR4 03/31/06           $360,858.44
 1007164740          4740         XXXXXX4740             665                ITF INDX 2006-AR4 03/31/06           $182,604.74
 1007164930          4930         XXXXXX4930             665                ITF INDX 2006-AR4 03/31/06           $393,128.02
 1007165010          5010         XXXXXX5010             665                ITF INDX 2006-AR4 03/31/06           $266,500.64
 1007165036          5036         XXXXXX5036             665                ITF INDX 2006-AR4 03/31/06           $244,226.35
 1007165077          5077         XXXXXX5077             665                ITF INDX 2006-AR4 03/31/06           $318,339.72
 1007165119          5119         XXXXXX5119             665                ITF INDX 2006-AR4 03/31/06           $154,073.32
 1007165762          5762         XXXXXX5762             665                ITF INDX 2006-AR4 03/31/06           $193,561.81
 1007165937          5937         XXXXXX5937             665                ITF INDX 2006-AR4 03/31/06           $347,235.02
 1007165960          5960         XXXXXX5960             665                ITF INDX 2006-AR4 03/31/06           $268,569.67
 1007166208          6208         XXXXXX6208             665                ITF INDX 2006-AR4 03/31/06           $561,474.20
 1007166232          6232         XXXXXX6232             665                ITF INDX 2006-AR4 03/31/06           $246,039.20
 1007167081          7081         XXXXXX7081             665                ITF INDX 2006-AR4 03/31/06           $370,012.63
 1007167602          7602         XXXXXX7602             665                ITF INDX 2006-AR4 03/31/06           $343,854.07
 1007168048          8048         XXXXXX8048             665                ITF INDX 2006-AR4 03/31/06           $432,375.93
 1007168261          8261         XXXXXX8261             665                ITF INDX 2006-AR4 03/31/06              $0.00
 1007168436          8436         XXXXXX8436             665                ITF INDX 2006-AR4 03/31/06           $373,857.67
 1007168766          8766         XXXXXX8766             665                ITF INDX 2006-AR4 03/31/06           $373,597.41
 1007170333          0333         XXXXXX0333             665                ITF INDX 2006-AR4 03/31/06           $440,130.38
 1007170408          0408         XXXXXX0408             665                ITF INDX 2006-AR4 03/31/06           $107,278.99
 1007171059          1059         XXXXXX1059             665                ITF INDX 2006-AR4 03/31/06           $372,638.01
 1007171224          1224         XXXXXX1224             665                ITF INDX 2006-AR4 03/31/06           $342,599.89
 1007171398          1398         XXXXXX1398             665                ITF INDX 2006-AR4 03/31/06           $251,682.05
 1007171422          1422         XXXXXX1422             665                ITF INDX 2006-AR4 03/31/06           $362,088.80
 1007171588          1588         XXXXXX1588             665                ITF INDX 2006-AR4 03/31/06           $305,581.50
 1007171851          1851         XXXXXX1851             665                ITF INDX 2006-AR4 03/31/06           $216,235.92
 1007172016          2016         XXXXXX2016             665                ITF INDX 2006-AR4 03/31/06           $688,738.32
 1007172057          2057         XXXXXX2057             665                ITF INDX 2006-AR4 03/31/06           $260,615.44
 1007172172          2172         XXXXXX2172             665                ITF INDX 2006-AR4 03/31/06           $210,797.53
 1007172230          2230         XXXXXX2230             665                ITF INDX 2006-AR4 03/31/06           $492,101.91
 1007172883          2883         XXXXXX2883             665                ITF INDX 2006-AR4 03/31/06           $484,391.83
 1007173014          3014         XXXXXX3014             665                ITF INDX 2006-AR4 03/31/06           $212,953.71
 1007173238          3238         XXXXXX3238             665                ITF INDX 2006-AR4 03/31/06           $232,749.93
 1007173618          3618         XXXXXX3618             665                ITF INDX 2006-AR4 03/31/06            $98,367.57
 1007174004          4004         XXXXXX4004             665                ITF INDX 2006-AR4 03/31/06           $351,085.51
 1007174301          4301         XXXXXX4301             665                ITF INDX 2006-AR4 03/31/06           $491,583.89
 1007174319          4319         XXXXXX4319             665                ITF INDX 2006-AR4 03/31/06           $778,288.46
 1007174764          4764         XXXXXX4764             665                ITF INDX 2006-AR4 03/31/06           $339,897.91
 1007174848          4848         XXXXXX4848             665                ITF INDX 2006-AR4 03/31/06           $412,906.76
 1007176678          6678         XXXXXX6678             665                ITF INDX 2006-AR4 03/31/06           $326,669.58
 1007176892          6892         XXXXXX6892             665                ITF INDX 2006-AR4 03/31/06           $348,188.95
 1007177239          7239         XXXXXX7239             665                ITF INDX 2006-AR4 03/31/06           $303,855.33
 1007177403          7403         XXXXXX7403             665                ITF INDX 2006-AR4 03/31/06           $246,733.12
 1007177452          7452         XXXXXX7452             665                ITF INDX 2006-AR4 03/31/06              $0.00
 1007177601          7601         XXXXXX7601             665                ITF INDX 2006-AR4 03/31/06           $331,840.74
 1007177635          7635         XXXXXX7635             665                ITF INDX 2006-AR4 03/31/06           $342,138.55
 1007178096          8096         XXXXXX8096             665                ITF INDX 2006-AR4 03/31/06           $266,738.41
 1007178252          8252         XXXXXX8252             665                ITF INDX 2006-AR4 03/31/06           $312,251.13
 1007178278          8278         XXXXXX8278             665                ITF INDX 2006-AR4 03/31/06           $192,950.35
 1007178310          8310         XXXXXX8310             665                ITF INDX 2006-AR4 03/31/06           $429,316.62
 1007178385          8385         XXXXXX8385             665                ITF INDX 2006-AR4 03/31/06           $189,014.14
 1007178427          8427         XXXXXX8427             665                ITF INDX 2006-AR4 03/31/06           $244,302.36
 1007178518          8518         XXXXXX8518             665                ITF INDX 2006-AR4 03/31/06           $216,744.76
 1007178880          8880         XXXXXX8880             665                ITF INDX 2006-AR4 03/31/06           $392,903.44
 1007178948          8948         XXXXXX8948             665                ITF INDX 2006-AR4 03/31/06           $274,007.80
 1007179193          9193         XXXXXX9193             665                ITF INDX 2006-AR4 03/31/06           $240,259.91
 1007179326          9326         XXXXXX9326             665                ITF INDX 2006-AR4 03/31/06           $136,850.09
 1007179367          9367         XXXXXX9367             665                ITF INDX 2006-AR4 03/31/06           $288,155.64
 1007179391          9391         XXXXXX9391             665                ITF INDX 2006-AR4 03/31/06           $147,500.00
 1007179441          9441         XXXXXX9441             665                ITF INDX 2006-AR4 03/31/06           $221,662.52
 1007179664          9664         XXXXXX9664             665                ITF INDX 2006-AR4 03/31/06           $363,460.74
 1007179839          9839         XXXXXX9839             665                ITF INDX 2006-AR4 03/31/06           $228,581.85
 1007179938          9938         XXXXXX9938             665                ITF INDX 2006-AR4 03/31/06           $126,694.07
 1007180092          0092         XXXXXX0092             665                ITF INDX 2006-AR4 03/31/06           $259,853.16
 1007180449          0449         XXXXXX0449             665                ITF INDX 2006-AR4 03/31/06           $393,518.29
 1007180530          0530         XXXXXX0530             665                ITF INDX 2006-AR4 03/31/06           $406,705.53
 1007180662          0662         XXXXXX0662             665                ITF INDX 2006-AR4 03/31/06           $414,853.70
 1007180894          0894         XXXXXX0894             665                ITF INDX 2006-AR4 03/31/06           $227,609.48
 1007180977          0977         XXXXXX0977             665                ITF INDX 2006-AR4 03/31/06           $228,739.92
 1007181025          1025         XXXXXX1025             665                ITF INDX 2006-AR4 03/31/06           $240,509.57
 1007181298          1298         XXXXXX1298             665                ITF INDX 2006-AR4 03/31/06           $178,037.18
 1007181306          1306         XXXXXX1306             665                ITF INDX 2006-AR4 03/31/06           $408,690.47
 1007181777          1777         XXXXXX1777             665                ITF INDX 2006-AR4 03/31/06           $394,109.49
 1007181835          1835         XXXXXX1835             665                ITF INDX 2006-AR4 03/31/06              $0.00
 1007181868          1868         XXXXXX1868             665                ITF INDX 2006-AR4 03/31/06           $204,757.82
 1007182072          2072         XXXXXX2072             665                ITF INDX 2006-AR4 03/31/06           $243,285.73
 1007182254          2254         XXXXXX2254             665                ITF INDX 2006-AR4 03/31/06           $251,335.31
 1007182486          2486         XXXXXX2486             665                ITF INDX 2006-AR4 03/31/06           $127,358.04
 1007182643          2643         XXXXXX2643             665                ITF INDX 2006-AR4 03/31/06           $306,821.27
 1007182676          2676         XXXXXX2676             665                ITF INDX 2006-AR4 03/31/06           $345,868.71
 1007182684          2684         XXXXXX2684             665                ITF INDX 2006-AR4 03/31/06              $0.00
 1007182692          2692         XXXXXX2692             665                ITF INDX 2006-AR4 03/31/06           $293,251.73
 1007182932          2932         XXXXXX2932             665                ITF INDX 2006-AR4 03/31/06           $503,306.49
 1007184391          4391         XXXXXX4391             665                ITF INDX 2006-AR4 03/31/06           $458,993.68
 1007184409          4409         XXXXXX4409             665                ITF INDX 2006-AR4 03/31/06              $0.00
 1007184466          4466         XXXXXX4466             665                ITF INDX 2006-AR4 03/31/06           $269,809.57
 1007184656          4656         XXXXXX4656             665                ITF INDX 2006-AR4 03/31/06           $363,804.19
 1007184896          4896         XXXXXX4896             665                ITF INDX 2006-AR4 03/31/06           $137,170.14
 1007185141          5141         XXXXXX5141             665                ITF INDX 2006-AR4 03/31/06           $444,477.81
 1007185182          5182         XXXXXX5182             665                ITF INDX 2006-AR4 03/31/06           $111,783.44
 1007185505          5505         XXXXXX5505             665                ITF INDX 2006-AR4 03/31/06           $625,831.06
 1007185604          5604         XXXXXX5604             665                ITF INDX 2006-AR4 03/31/06           $282,690.55
 1007185638          5638         XXXXXX5638             665                ITF INDX 2006-AR4 03/31/06           $508,910.56
 1007186016          6016         XXXXXX6016             665                ITF INDX 2006-AR4 03/31/06           $245,560.76
 1007186040          6040         XXXXXX6040             665                ITF INDX 2006-AR4 03/31/06           $373,095.11
 1007186115          6115         XXXXXX6115             665                ITF INDX 2006-AR4 03/31/06           $255,471.87
 1007186537          6537         XXXXXX6537             665                ITF INDX 2006-AR4 03/31/06           $639,078.86
 1007186545          6545         XXXXXX6545             665                ITF INDX 2006-AR4 03/31/06           $121,010.90
 1007186586          6586         XXXXXX6586             665                ITF INDX 2006-AR4 03/31/06           $173,685.57
 1007186628          6628         XXXXXX6628             665                ITF INDX 2006-AR4 03/31/06           $428,447.09
 1007186677          6677         XXXXXX6677             665                ITF INDX 2006-AR4 03/31/06           $309,953.36
 1007186768          6768         XXXXXX6768             665                ITF INDX 2006-AR4 03/31/06           $322,678.82
 1007186834          6834         XXXXXX6834             665                ITF INDX 2006-AR4 03/31/06           $292,466.99
 1007187105          7105         XXXXXX7105             665                ITF INDX 2006-AR4 03/31/06           $279,285.29
 1007187113          7113         XXXXXX7113             665                ITF INDX 2006-AR4 03/31/06           $237,385.46
 1007187261          7261         XXXXXX7261             665                ITF INDX 2006-AR4 03/31/06           $410,916.26
 1007187600          7600         XXXXXX7600             665                ITF INDX 2006-AR4 03/31/06           $372,510.02
 1007187683          7683         XXXXXX7683             665                ITF INDX 2006-AR4 03/31/06           $624,491.15
 1007187774          7774         XXXXXX7774             665                ITF INDX 2006-AR4 03/31/06           $369,278.93
 1007187790          7790         XXXXXX7790             665                ITF INDX 2006-AR4 03/31/06           $291,144.88
 1007187857          7857         XXXXXX7857             665                ITF INDX 2006-AR4 03/31/06           $292,106.27
 1007187873          7873         XXXXXX7873             665                ITF INDX 2006-AR4 03/31/06            $97,735.47
 1007187972          7972         XXXXXX7972             665                ITF INDX 2006-AR4 03/31/06           $194,450.18
 1007188236          8236         XXXXXX8236             665                ITF INDX 2006-AR4 03/31/06           $624,341.90
 1007189135          9135         XXXXXX9135             665                ITF INDX 2006-AR4 03/31/06           $111,517.57
 1007189291          9291         XXXXXX9291             665                ITF INDX 2006-AR4 03/31/06           $279,020.87
 1007189572          9572         XXXXXX9572             665                ITF INDX 2006-AR4 03/31/06           $696,625.19
 1007189697          9697         XXXXXX9697             665                ITF INDX 2006-AR4 03/31/06           $321,411.25
 1007189804          9804         XXXXXX9804             665                ITF INDX 2006-AR4 03/31/06           $757,061.88
 1007189911          9911         XXXXXX9911             665                ITF INDX 2006-AR4 03/31/06           $252,097.58
 1007190042          0042         XXXXXX0042             665                ITF INDX 2006-AR4 03/31/06           $443,403.34
 1007190091          0091         XXXXXX0091             665                ITF INDX 2006-AR4 03/31/06           $155,713.45
 1007190323          0323         XXXXXX0323             665                ITF INDX 2006-AR4 03/31/06           $413,874.85
 1007190604          0604         XXXXXX0604             665                ITF INDX 2006-AR4 03/31/06           $409,073.06
 1007191073          1073         XXXXXX1073             665                ITF INDX 2006-AR4 03/31/06           $563,462.60
 1007191404          1404         XXXXXX1404             665                ITF INDX 2006-AR4 03/31/06           $980,795.60
 1007191511          1511         XXXXXX1511             665                ITF INDX 2006-AR4 03/31/06           $104,331.18
 1007191602          1602         XXXXXX1602             665                ITF INDX 2006-AR4 03/31/06           $429,269.28
 1007191917          1917         XXXXXX1917             665                ITF INDX 2006-AR4 03/31/06           $293,033.71
 1007192071          2071         XXXXXX2071             665                ITF INDX 2006-AR4 03/31/06           $157,208.96
 1007192089          2089         XXXXXX2089             665                ITF INDX 2006-AR4 03/31/06           $301,700.51
 1007192105          2105         XXXXXX2105             665                ITF INDX 2006-AR4 03/31/06           $346,342.57
 1007192519          2519         XXXXXX2519             665                ITF INDX 2006-AR4 03/31/06              $0.00
 1007192626          2626         XXXXXX2626             665                ITF INDX 2006-AR4 03/31/06           $304,612.99
 1007192733          2733         XXXXXX2733             665                ITF INDX 2006-AR4 03/31/06            $98,532.41
 1007193368          3368         XXXXXX3368             665                ITF INDX 2006-AR4 03/31/06           $246,049.44
 1007193459          3459         XXXXXX3459             665                ITF INDX 2006-AR4 03/31/06           $195,720.78
 1007193525          3525         XXXXXX3525             665                ITF INDX 2006-AR4 03/31/06           $396,312.02
 1007193848          3848         XXXXXX3848             665                ITF INDX 2006-AR4 03/31/06              $0.00
 1007193921          3921         XXXXXX3921             665                ITF INDX 2006-AR4 03/31/06           $511,831.92
 1007194556          4556         XXXXXX4556             665                ITF INDX 2006-AR4 03/31/06           $461,767.06
 1007194614          4614         XXXXXX4614             665                ITF INDX 2006-AR4 03/31/06           $186,014.74
 1007195017          5017         XXXXXX5017             665                ITF INDX 2006-AR4 03/31/06           $191,826.41
 1007195231          5231         XXXXXX5231             665                ITF INDX 2006-AR4 03/31/06           $261,990.54
 1007195280          5280         XXXXXX5280             665                ITF INDX 2006-AR4 03/31/06              $0.00
 1007195298          5298         XXXXXX5298             665                ITF INDX 2006-AR4 03/31/06           $610,009.36
 1007195348          5348         XXXXXX5348             665                ITF INDX 2006-AR4 03/31/06           $214,774.89
 1007195512          5512         XXXXXX5512             665                ITF INDX 2006-AR4 03/31/06           $158,591.13
 1007195637          5637         XXXXXX5637             665                ITF INDX 2006-AR4 03/31/06           $425,319.91
 1007196007          6007         XXXXXX6007             665                ITF INDX 2006-AR4 03/31/06           $280,182.45
 1007196056          6056         XXXXXX6056             665                ITF INDX 2006-AR4 03/31/06           $483,285.80
 1007196163          6163         XXXXXX6163             665                ITF INDX 2006-AR4 03/31/06           $250,077.22
 1007196403          6403         XXXXXX6403             665                ITF INDX 2006-AR4 03/31/06           $168,604.32
 1007196478          6478         XXXXXX6478             665                ITF INDX 2006-AR4 03/31/06           $159,299.69
 1007196650          6650         XXXXXX6650             665                ITF INDX 2006-AR4 03/31/06           $519,667.44
 1007196940          6940         XXXXXX6940             665                ITF INDX 2006-AR4 03/31/06           $256,776.80
 1007197138          7138         XXXXXX7138             665                ITF INDX 2006-AR4 03/31/06           $133,582.87
 1007197229          7229         XXXXXX7229             665                ITF INDX 2006-AR4 03/31/06           $301,814.83
 1007197351          7351         XXXXXX7351             665                ITF INDX 2006-AR4 03/31/06           $341,358.82
 1007197385          7385         XXXXXX7385             665                ITF INDX 2006-AR4 03/31/06           $361,148.42
 1007197435          7435         XXXXXX7435             665                ITF INDX 2006-AR4 03/31/06           $232,364.93
 1007197567          7567         XXXXXX7567             665                ITF INDX 2006-AR4 03/31/06           $445,994.79
 1007197898          7898         XXXXXX7898             665                ITF INDX 2006-AR4 03/31/06           $224,171.24
 1007198037          8037         XXXXXX8037             665                ITF INDX 2006-AR4 03/31/06              $0.00
 1007198177          8177         XXXXXX8177             665                ITF INDX 2006-AR4 03/31/06           $301,306.26
 1007198185          8185         XXXXXX8185             665                ITF INDX 2006-AR4 03/31/06           $210,851.90
 1007198326          8326         XXXXXX8326             665                ITF INDX 2006-AR4 03/31/06           $204,192.23
 1007199548          9548         XXXXXX9548             665                ITF INDX 2006-AR4 03/31/06           $401,826.71
 1007199670          9670         XXXXXX9670             665                ITF INDX 2006-AR4 03/31/06           $375,995.21
 1007199696          9696         XXXXXX9696             665                ITF INDX 2006-AR4 03/31/06           $285,115.44
 1007199803          9803         XXXXXX9803             665                ITF INDX 2006-AR4 03/31/06           $295,933.32
 1007199845          9845         XXXXXX9845             665                ITF INDX 2006-AR4 03/31/06           $360,456.34
 1007199860          9860         XXXXXX9860             665                ITF INDX 2006-AR4 03/31/06           $286,757.32
 1007200098          0098         XXXXXX0098             665                ITF INDX 2006-AR4 03/31/06           $181,130.60
 1007200627          0627         XXXXXX0627             665                ITF INDX 2006-AR4 03/31/06           $173,904.84
 1007200684          0684         XXXXXX0684             665                ITF INDX 2006-AR4 03/31/06           $477,968.91
 1007201096          1096         XXXXXX1096             665                ITF INDX 2006-AR4 03/31/06           $662,321.15
 1007201781          1781         XXXXXX1781             665                ITF INDX 2006-AR4 03/31/06           $793,649.38
 1007201823          1823         XXXXXX1823             665                ITF INDX 2006-AR4 03/31/06              $0.00
 1007201880          1880         XXXXXX1880             665                ITF INDX 2006-AR4 03/31/06           $216,461.02
 1007202102          2102         XXXXXX2102             665                ITF INDX 2006-AR4 03/31/06           $118,274.33
 1007202318          2318         XXXXXX2318             665                ITF INDX 2006-AR4 03/31/06           $236,656.56
 1007202342          2342         XXXXXX2342             665                ITF INDX 2006-AR4 03/31/06           $184,292.77
 1007202680          2680         XXXXXX2680             665                ITF INDX 2006-AR4 03/31/06           $145,108.66
 1007202714          2714         XXXXXX2714             665                ITF INDX 2006-AR4 03/31/06           $263,460.28
 1007202821          2821         XXXXXX2821             665                ITF INDX 2006-AR4 03/31/06           $205,410.51
 1007203555          3555         XXXXXX3555             665                ITF INDX 2006-AR4 03/31/06           $249,219.10
 1007204066          4066         XXXXXX4066             665                ITF INDX 2006-AR4 03/31/06           $498,685.50
 1007204082          4082         XXXXXX4082             665                ITF INDX 2006-AR4 03/31/06           $101,282.02
 1007204157          4157         XXXXXX4157             665                ITF INDX 2006-AR4 03/31/06           $250,642.19
 1007204199          4199         XXXXXX4199             665                ITF INDX 2006-AR4 03/31/06           $237,853.28
 1007204330          4330         XXXXXX4330             665                ITF INDX 2006-AR4 03/31/06           $526,404.22
 1007204546          4546         XXXXXX4546             665                ITF INDX 2006-AR4 03/31/06           $171,883.83
 1007204678          4678         XXXXXX4678             665                ITF INDX 2006-AR4 03/31/06           $166,775.46
 1007204967          4967         XXXXXX4967             665                ITF INDX 2006-AR4 03/31/06           $142,846.14
 1007205147          5147         XXXXXX5147             665                ITF INDX 2006-AR4 03/31/06           $232,580.20
 1007205238          5238         XXXXXX5238             665                ITF INDX 2006-AR4 03/31/06           $391,815.55
 1007205444          5444         XXXXXX5444             665                ITF INDX 2006-AR4 03/31/06           $434,654.60
 1007205568          5568         XXXXXX5568             665                ITF INDX 2006-AR4 03/31/06           $180,829.77
 1007205683          5683         XXXXXX5683             665                ITF INDX 2006-AR4 03/31/06           $509,319.41
 1007205709          5709         XXXXXX5709             665                ITF INDX 2006-AR4 03/31/06           $552,464.40
 1007205949          5949         XXXXXX5949             665                ITF INDX 2006-AR4 03/31/06           $303,984.49
 1007206202          6202         XXXXXX6202             665                ITF INDX 2006-AR4 03/31/06           $206,215.13
 1007206251          6251         XXXXXX6251             665                ITF INDX 2006-AR4 03/31/06           $122,459.36
 1007206269          6269         XXXXXX6269             665                ITF INDX 2006-AR4 03/31/06           $403,083.05
 1007206277          6277         XXXXXX6277             665                ITF INDX 2006-AR4 03/31/06           $100,732.75
 1007206665          6665         XXXXXX6665             665                ITF INDX 2006-AR4 03/31/06           $159,633.47
 1007207036          7036         XXXXXX7036             665                ITF INDX 2006-AR4 03/31/06           $281,492.20
 1007207192          7192         XXXXXX7192             665                ITF INDX 2006-AR4 03/31/06           $384,821.46
 1007209008          9008         XXXXXX9008             665                ITF INDX 2006-AR4 03/31/06           $214,199.06
 1007209024          9024         XXXXXX9024             665                ITF INDX 2006-AR4 03/31/06           $380,971.55
 1007209206          9206         XXXXXX9206             665                ITF INDX 2006-AR4 03/31/06           $389,809.20
 1007210675          0675         XXXXXX0675             665                ITF INDX 2006-AR4 03/31/06           $408,242.31
 1007210964          0964         XXXXXX0964             665                ITF INDX 2006-AR4 03/31/06           $179,276.62
 1007211319          1319         XXXXXX1319             665                ITF INDX 2006-AR4 03/31/06           $395,950.34
 1007211376          1376         XXXXXX1376             665                ITF INDX 2006-AR4 03/31/06           $453,341.49
 1007211459          1459         XXXXXX1459             665                ITF INDX 2006-AR4 03/31/06           $109,081.71
 1007211491          1491         XXXXXX1491             665                ITF INDX 2006-AR4 03/31/06           $173,105.81
 1007212358          2358         XXXXXX2358             665                ITF INDX 2006-AR4 03/31/06           $477,635.45
 1007212473          2473         XXXXXX2473             665                ITF INDX 2006-AR4 03/31/06           $158,173.30
 1007212507          2507         XXXXXX2507             665                ITF INDX 2006-AR4 03/31/06           $278,470.64
 1007212838          2838         XXXXXX2838             665                ITF INDX 2006-AR4 03/31/06           $377,467.94
 1007213190          3190         XXXXXX3190             665                ITF INDX 2006-AR4 03/31/06           $261,527.24
 1007213844          3844         XXXXXX3844             665                ITF INDX 2006-AR4 03/31/06           $295,247.90
 1007213976          3976         XXXXXX3976             665                ITF INDX 2006-AR4 03/31/06           $291,628.68
 1007214057          4057         XXXXXX4057             665                ITF INDX 2006-AR4 03/31/06           $347,301.73
 1007214107          4107         XXXXXX4107             665                ITF INDX 2006-AR4 03/31/06           $150,775.69
 1007214388          4388         XXXXXX4388             665                ITF INDX 2006-AR4 03/31/06           $374,768.50
 1007214461          4461         XXXXXX4461             665                ITF INDX 2006-AR4 03/31/06           $194,980.61
 1007214578          4578         XXXXXX4578             665                ITF INDX 2006-AR4 03/31/06           $295,752.01
 1007214636          4636         XXXXXX4636             665                ITF INDX 2006-AR4 03/31/06           $253,984.50
 1007214784          4784         XXXXXX4784             665                ITF INDX 2006-AR4 03/31/06           $410,868.62
 1007215096          5096         XXXXXX5096             665                ITF INDX 2006-AR4 03/31/06           $363,896.17
 1007215112          5112         XXXXXX5112             665                ITF INDX 2006-AR4 03/31/06           $228,117.60
 1007215393          5393         XXXXXX5393             665                ITF INDX 2006-AR4 03/31/06           $571,384.55
 1007215476          5476         XXXXXX5476             665                ITF INDX 2006-AR4 03/31/06           $396,744.41
 1007215625          5625         XXXXXX5625             665                ITF INDX 2006-AR4 03/31/06           $163,478.13
 1007216250          6250         XXXXXX6250             665                ITF INDX 2006-AR4 03/31/06           $231,469.85
 1007216474          6474         XXXXXX6474             665                ITF INDX 2006-AR4 03/31/06           $510,680.50
 1007216490          6490         XXXXXX6490             665                ITF INDX 2006-AR4 03/31/06           $441,358.20
 1007216573          6573         XXXXXX6573             665                ITF INDX 2006-AR4 03/31/06           $301,612.52
 1007216698          6698         XXXXXX6698             665                ITF INDX 2006-AR4 03/31/06           $663,415.28
 1007216920          6920         XXXXXX6920             665                ITF INDX 2006-AR4 03/31/06           $484,832.30
 1007217183          7183         XXXXXX7183             665                ITF INDX 2006-AR4 03/31/06           $420,914.49
 1007217738          7738         XXXXXX7738             665                ITF INDX 2006-AR4 03/31/06           $472,229.68
 1007217787          7787         XXXXXX7787             665                ITF INDX 2006-AR4 03/31/06              $0.00
 1007217951          7951         XXXXXX7951             665                ITF INDX 2006-AR4 03/31/06           $385,546.11
 1007217969          7969         XXXXXX7969             665                ITF INDX 2006-AR4 03/31/06           $189,176.68
 1007217985          7985         XXXXXX7985             665                ITF INDX 2006-AR4 03/31/06           $301,026.27
 1007218207          8207         XXXXXX8207             665                ITF INDX 2006-AR4 03/31/06           $361,006.95
 1007218405          8405         XXXXXX8405             665                ITF INDX 2006-AR4 03/31/06           $199,030.32
 1007218538          8538         XXXXXX8538             665                ITF INDX 2006-AR4 03/31/06           $161,419.89
 1007218579          8579         XXXXXX8579             665                ITF INDX 2006-AR4 03/31/06           $289,732.31
 1007218728          8728         XXXXXX8728             665                ITF INDX 2006-AR4 03/31/06           $168,437.10
 1007219437          9437         XXXXXX9437             665                ITF INDX 2006-AR4 03/31/06           $252,531.54
 1007219486          9486         XXXXXX9486             665                ITF INDX 2006-AR4 03/31/06           $198,697.06
 1007219528          9528         XXXXXX9528             665                ITF INDX 2006-AR4 03/31/06           $297,372.59
 1007219700          9700         XXXXXX9700             665                ITF INDX 2006-AR4 03/31/06           $275,780.82
 1007220013          0013         XXXXXX0013             665                ITF INDX 2006-AR4 03/31/06           $105,930.92
 1007220849          0849         XXXXXX0849             665                ITF INDX 2006-AR4 03/31/06           $195,507.59
 1007221326          1326         XXXXXX1326             665                ITF INDX 2006-AR4 03/31/06           $163,431.25
 1007221458          1458         XXXXXX1458             665                ITF INDX 2006-AR4 03/31/06              $0.00
 1007221482          1482         XXXXXX1482             665                ITF INDX 2006-AR4 03/31/06           $255,082.39
 1007221995          1995         XXXXXX1995             665                ITF INDX 2006-AR4 03/31/06           $113,783.42
 1007222050          2050         XXXXXX2050             665                ITF INDX 2006-AR4 03/31/06           $402,981.14
 1007222217          2217         XXXXXX2217             665                ITF INDX 2006-AR4 03/31/06           $371,900.00
 1007222431          2431         XXXXXX2431             665                ITF INDX 2006-AR4 03/31/06           $121,151.29
 1007222472          2472         XXXXXX2472             665                ITF INDX 2006-AR4 03/31/06              $0.00
 1007222688          2688         XXXXXX2688             665                ITF INDX 2006-AR4 03/31/06           $342,427.24
 1007223074          3074         XXXXXX3074             665                ITF INDX 2006-AR4 03/31/06           $618,935.13
 1007223454          3454         XXXXXX3454             665                ITF INDX 2006-AR4 03/31/06           $583,952.14
 1007223504          3504         XXXXXX3504             665                ITF INDX 2006-AR4 03/31/06           $110,794.73
 1007223744          3744         XXXXXX3744             665                ITF INDX 2006-AR4 03/31/06              $0.00
 1007223801          3801         XXXXXX3801             665                ITF INDX 2006-AR4 03/31/06           $225,845.17
 1007223892          3892         XXXXXX3892             665                ITF INDX 2006-AR4 03/31/06           $460,062.11
 1007223926          3926         XXXXXX3926             665                ITF INDX 2006-AR4 03/31/06           $428,285.69
 1007224734          4734         XXXXXX4734             665                ITF INDX 2006-AR4 03/31/06           $296,898.81
 1007224775          4775         XXXXXX4775             665                ITF INDX 2006-AR4 03/31/06           $386,728.89
 1007226044          6044         XXXXXX6044             665                ITF INDX 2006-AR4 03/31/06           $184,023.25
 1007226051          6051         XXXXXX6051             665                ITF INDX 2006-AR4 03/31/06           $222,246.24
 1007226069          6069         XXXXXX6069             665                ITF INDX 2006-AR4 03/31/06           $210,558.05
 1007226432          6432         XXXXXX6432             665                ITF INDX 2006-AR4 03/31/06           $307,818.96
 1007226523          6523         XXXXXX6523             665                ITF INDX 2006-AR4 03/31/06           $284,931.27
 1007226549          6549         XXXXXX6549             665                ITF INDX 2006-AR4 03/31/06           $165,293.32
 1007226580          6580         XXXXXX6580             665                ITF INDX 2006-AR4 03/31/06           $260,015.14
 1007226911          6911         XXXXXX6911             665                ITF INDX 2006-AR4 03/31/06           $175,377.20
 1007226978          6978         XXXXXX6978             665                ITF INDX 2006-AR4 03/31/06           $110,682.59
 1007226986          6986         XXXXXX6986             665                ITF INDX 2006-AR4 03/31/06           $340,410.31
 1007227174          7174         XXXXXX7174             665                ITF INDX 2006-AR4 03/31/06           $193,104.69
 1007227224          7224         XXXXXX7224             665                ITF INDX 2006-AR4 03/31/06           $311,289.62
 1007227257          7257         XXXXXX7257             665                ITF INDX 2006-AR4 03/31/06           $429,274.82
 1007227273          7273         XXXXXX7273             665                ITF INDX 2006-AR4 03/31/06           $363,176.05
 1007230327          0327         XXXXXX0327             665                ITF INDX 2006-AR4 03/31/06           $509,319.41
 1007230533          0533         XXXXXX0533             665                ITF INDX 2006-AR4 03/31/06           $437,708.36
 1007230863          0863         XXXXXX0863             665                ITF INDX 2006-AR4 03/31/06           $243,436.70
 1007230913          0913         XXXXXX0913             665                ITF INDX 2006-AR4 03/31/06           $512,377.90
 1007231044          1044         XXXXXX1044             665                ITF INDX 2006-AR4 03/31/06           $293,093.74
 1007231515          1515         XXXXXX1515             665                ITF INDX 2006-AR4 03/31/06           $237,518.69
 1007231523          1523         XXXXXX1523             665                ITF INDX 2006-AR4 03/31/06           $317,374.58
 1007231788          1788         XXXXXX1788             665                ITF INDX 2006-AR4 03/31/06           $107,513.19
 1007231895          1895         XXXXXX1895             665                ITF INDX 2006-AR4 03/31/06           $507,464.45
 1007232166          2166         XXXXXX2166             665                ITF INDX 2006-AR4 03/31/06           $198,658.54
 1007232208          2208         XXXXXX2208             665                ITF INDX 2006-AR4 03/31/06           $369,059.79
 1007232299          2299         XXXXXX2299             665                ITF INDX 2006-AR4 03/31/06           $375,597.40
 1007232455          2455         XXXXXX2455             665                ITF INDX 2006-AR4 03/31/06           $203,149.08
 1007232943          2943         XXXXXX2943             665                ITF INDX 2006-AR4 03/31/06           $300,995.12
 1007233099          3099         XXXXXX3099             665                ITF INDX 2006-AR4 03/31/06              $0.00
 1007234626          4626         XXXXXX4626             665                ITF INDX 2006-AR4 03/31/06           $419,594.46
 1007234790          4790         XXXXXX4790             665                ITF INDX 2006-AR4 03/31/06           $237,508.93
 1007234808          4808         XXXXXX4808             665                ITF INDX 2006-AR4 03/31/06           $406,516.49
 1007234964          4964         XXXXXX4964             665                ITF INDX 2006-AR4 03/31/06           $216,167.17
 1007235052          5052         XXXXXX5052             665                ITF INDX 2006-AR4 03/31/06           $280,008.63
 1007235367          5367         XXXXXX5367             665                ITF INDX 2006-AR4 03/31/06            $61,147.65
 1007235383          5383         XXXXXX5383             665                ITF INDX 2006-AR4 03/31/06           $392,519.88
 1007235722          5722         XXXXXX5722             665                ITF INDX 2006-AR4 03/31/06           $536,239.16
 1007235888          5888         XXXXXX5888             665                ITF INDX 2006-AR4 03/31/06           $252,885.65
 1007235896          5896         XXXXXX5896             665                ITF INDX 2006-AR4 03/31/06           $329,778.39
 1007236167          6167         XXXXXX6167             665                ITF INDX 2006-AR4 03/31/06           $189,023.13
 1007236209          6209         XXXXXX6209             665                ITF INDX 2006-AR4 03/31/06           $127,801.71
 1007236233          6233         XXXXXX6233             665                ITF INDX 2006-AR4 03/31/06           $472,596.10
 1007236316          6316         XXXXXX6316             665                ITF INDX 2006-AR4 03/31/06           $417,705.89
 1007236720          6720         XXXXXX6720             665                ITF INDX 2006-AR4 03/31/06           $163,032.93
 1007237884          7884         XXXXXX7884             665                ITF INDX 2006-AR4 03/31/06           $263,174.50
 1007238064          8064         XXXXXX8064             665                ITF INDX 2006-AR4 03/31/06           $277,189.92
 1007238239          8239         XXXXXX8239             665                ITF INDX 2006-AR4 03/31/06           $326,175.73
 1007238411          8411         XXXXXX8411             665                ITF INDX 2006-AR4 03/31/06           $284,849.95
 1007238635          8635         XXXXXX8635             665                ITF INDX 2006-AR4 03/31/06           $221,435.92
 1007238650          8650         XXXXXX8650             665                ITF INDX 2006-AR4 03/31/06           $319,470.09
 1007238858          8858         XXXXXX8858             665                ITF INDX 2006-AR4 03/31/06           $246,040.33
 1007239096          9096         XXXXXX9096             665                ITF INDX 2006-AR4 03/31/06           $501,458.26
 1007239146          9146         XXXXXX9146             665                ITF INDX 2006-AR4 03/31/06              $0.00
 1007239203          9203         XXXXXX9203             665                ITF INDX 2006-AR4 03/31/06           $560,002.66
 1007239245          9245         XXXXXX9245             665                ITF INDX 2006-AR4 03/31/06           $863,494.64
 1007239641          9641         XXXXXX9641             665                ITF INDX 2006-AR4 03/31/06           $397,169.48
 1007239856          9856         XXXXXX9856             665                ITF INDX 2006-AR4 03/31/06           $303,136.35
 1007240755          0755         XXXXXX0755             665                ITF INDX 2006-AR4 03/31/06           $343,240.19
 1007240789          0789         XXXXXX0789             665                ITF INDX 2006-AR4 03/31/06           $187,871.29
 1007240854          0854         XXXXXX0854             665                ITF INDX 2006-AR4 03/31/06           $243,827.86
 1007240896          0896         XXXXXX0896             665                ITF INDX 2006-AR4 03/31/06           $143,728.13
 1007241217          1217         XXXXXX1217             665                ITF INDX 2006-AR4 03/31/06           $515,571.19
 1007241225          1225         XXXXXX1225             665                ITF INDX 2006-AR4 03/31/06           $277,706.74
 1007241266          1266         XXXXXX1266             665                ITF INDX 2006-AR4 03/31/06           $512,701.71
 1007241290          1290         XXXXXX1290             665                ITF INDX 2006-AR4 03/31/06           $199,239.53
 1007241530          1530         XXXXXX1530             665                ITF INDX 2006-AR4 03/31/06           $458,737.82
 1007241571          1571         XXXXXX1571             665                ITF INDX 2006-AR4 03/31/06           $517,923.09
 1007241696          1696         XXXXXX1696             665                ITF INDX 2006-AR4 03/31/06           $169,445.35
 1007241837          1837         XXXXXX1837             665                ITF INDX 2006-AR4 03/31/06           $500,728.64
 1007241951          1951         XXXXXX1951             665                ITF INDX 2006-AR4 03/31/06           $179,494.87
 1007242330          2330         XXXXXX2330             665                ITF INDX 2006-AR4 03/31/06           $204,134.67
 1007242421          2421         XXXXXX2421             665                ITF INDX 2006-AR4 03/31/06           $229,264.99
 1007242868          2868         XXXXXX2868             665                ITF INDX 2006-AR4 03/31/06           $323,696.45
 1007243023          3023         XXXXXX3023             665                ITF INDX 2006-AR4 03/31/06           $217,739.08
 1007243478          3478         XXXXXX3478             665                ITF INDX 2006-AR4 03/31/06           $356,774.95
 1007243635          3635         XXXXXX3635             665                ITF INDX 2006-AR4 03/31/06           $311,018.76
 1007245226          5226         XXXXXX5226             665                ITF INDX 2006-AR4 03/31/06           $577,657.55
 1007245754          5754         XXXXXX5754             665                ITF INDX 2006-AR4 03/31/06           $305,779.77
 1007246125          6125         XXXXXX6125             665                ITF INDX 2006-AR4 03/31/06           $477,591.81
 1007246166          6166         XXXXXX6166             665                ITF INDX 2006-AR4 03/31/06           $503,191.84
 1007246190          6190         XXXXXX6190             665                ITF INDX 2006-AR4 03/31/06           $326,998.89
 1007246760          6760         XXXXXX6760             665                ITF INDX 2006-AR4 03/31/06           $250,575.07
 1007247545          7545         XXXXXX7545             665                ITF INDX 2006-AR4 03/31/06           $323,951.62
 1007249616          9616         XXXXXX9616             665                ITF INDX 2006-AR4 03/31/06           $651,030.55
 1007249954          9954         XXXXXX9954             665                ITF INDX 2006-AR4 03/31/06           $393,860.27
 1007250135          0135         XXXXXX0135             665                ITF INDX 2006-AR4 03/31/06           $187,993.69
 1007250242          0242         XXXXXX0242             665                ITF INDX 2006-AR4 03/31/06           $161,925.65
 1007250325          0325         XXXXXX0325             665                ITF INDX 2006-AR4 03/31/06              $0.00
 1007252073          2073         XXXXXX2073             665                ITF INDX 2006-AR4 03/31/06           $480,079.68
 1007252438          2438         XXXXXX2438             665                ITF INDX 2006-AR4 03/31/06           $258,506.64
 1007253253          3253         XXXXXX3253             665                ITF INDX 2006-AR4 03/31/06           $502,638.15
 1007253261          3261         XXXXXX3261             665                ITF INDX 2006-AR4 03/31/06           $249,728.56
 1007253311          3311         XXXXXX3311             665                ITF INDX 2006-AR4 03/31/06           $241,507.47
 1007253329          3329         XXXXXX3329             665                ITF INDX 2006-AR4 03/31/06           $346,159.07
 1007253337          3337         XXXXXX3337             665                ITF INDX 2006-AR4 03/31/06           $225,609.10
 1007253378          3378         XXXXXX3378             665                ITF INDX 2006-AR4 03/31/06           $278,893.09
 1007254509          4509         XXXXXX4509             665                ITF INDX 2006-AR4 03/31/06           $336,484.00
 1007255266          5266         XXXXXX5266             665                ITF INDX 2006-AR4 03/31/06           $384,572.50
 1007256918          6918         XXXXXX6918             665                ITF INDX 2006-AR4 03/31/06           $314,155.65
 1007256942          6942         XXXXXX6942             665                ITF INDX 2006-AR4 03/31/06           $366,013.55
 1007257510          7510         XXXXXX7510             665                ITF INDX 2006-AR4 03/31/06           $690,266.33
 1007257551          7551         XXXXXX7551             665                ITF INDX 2006-AR4 03/31/06           $556,324.21
 1007257791          7791         XXXXXX7791             665                ITF INDX 2006-AR4 03/31/06           $285,042.41
 1007257809          7809         XXXXXX7809             665                ITF INDX 2006-AR4 03/31/06           $477,601.93
 1007258153          8153         XXXXXX8153             665                ITF INDX 2006-AR4 03/31/06           $258,546.01
 1007258161          8161         XXXXXX8161             665                ITF INDX 2006-AR4 03/31/06           $102,805.70
 1007258401          8401         XXXXXX8401             665                ITF INDX 2006-AR4 03/31/06            $95,212.41
 1007258443          8443         XXXXXX8443             665                ITF INDX 2006-AR4 03/31/06           $241,968.03
 1007258542          8542         XXXXXX8542             665                ITF INDX 2006-AR4 03/31/06           $172,421.77
 1007258658          8658         XXXXXX8658             665                ITF INDX 2006-AR4 03/31/06           $176,305.75
 1007259953          9953         XXXXXX9953             665                ITF INDX 2006-AR4 03/31/06           $533,899.16
 1007260159          0159         XXXXXX0159             665                ITF INDX 2006-AR4 03/31/06           $355,006.52
 1007260357          0357         XXXXXX0357             665                ITF INDX 2006-AR4 03/31/06           $343,504.61
 1007260530          0530         XXXXXX0530             665                ITF INDX 2006-AR4 03/31/06           $282,264.12
 1007260811          0811         XXXXXX0811             665                ITF INDX 2006-AR4 03/31/06           $534,295.78
 1007260928          0928         XXXXXX0928             665                ITF INDX 2006-AR4 03/31/06           $338,560.27
 1007261157          1157         XXXXXX1157             665                ITF INDX 2006-AR4 03/31/06           $558,111.36
 1007261165          1165         XXXXXX1165             665                ITF INDX 2006-AR4 03/31/06           $353,942.65
 1007262627          2627         XXXXXX2627             665                ITF INDX 2006-AR4 03/31/06              $0.00
 1007262643          2643         XXXXXX2643             665                ITF INDX 2006-AR4 03/31/06              $0.00
 1007262759          2759         XXXXXX2759             665                ITF INDX 2006-AR4 03/31/06            $74,034.75
 1007262783          2783         XXXXXX2783             665                ITF INDX 2006-AR4 03/31/06           $271,030.62
 1007262825          2825         XXXXXX2825             665                ITF INDX 2006-AR4 03/31/06           $100,138.95
 1007262874          2874         XXXXXX2874             665                ITF INDX 2006-AR4 03/31/06           $505,615.01
 1007262999          2999         XXXXXX2999             665                ITF INDX 2006-AR4 03/31/06           $415,331.70
 1007263070          3070         XXXXXX3070             665                ITF INDX 2006-AR4 03/31/06           $303,257.55
 1007263229          3229         XXXXXX3229             665                ITF INDX 2006-AR4 03/31/06           $398,817.83
 1007263328          3328         XXXXXX3328             665                ITF INDX 2006-AR4 03/31/06           $546,414.49
 1007263393          3393         XXXXXX3393             665                ITF INDX 2006-AR4 03/31/06           $212,493.59
 1007263450          3450         XXXXXX3450             665                ITF INDX 2006-AR4 03/31/06           $444,833.85
 1007263633          3633         XXXXXX3633             665                ITF INDX 2006-AR4 03/31/06           $166,659.32
 1007263922          3922         XXXXXX3922             665                ITF INDX 2006-AR4 03/31/06           $284,303.06
 1007264011          4011         XXXXXX4011             665                ITF INDX 2006-AR4 03/31/06           $246,343.47
 1007264086          4086         XXXXXX4086             665                ITF INDX 2006-AR4 03/31/06           $198,329.02
 1007264094          4094         XXXXXX4094             665                ITF INDX 2006-AR4 03/31/06           $178,465.36
 1007264102          4102         XXXXXX4102             665                ITF INDX 2006-AR4 03/31/06           $220,114.64
 1007264219          4219         XXXXXX4219             665                ITF INDX 2006-AR4 03/31/06           $472,061.47
 1007264300          4300         XXXXXX4300             665                ITF INDX 2006-AR4 03/31/06              $0.00
 1007264334          4334         XXXXXX4334             665                ITF INDX 2006-AR4 03/31/06           $368,578.46
 1007264375          4375         XXXXXX4375             665                ITF INDX 2006-AR4 03/31/06           $664,013.69
 1007264425          4425         XXXXXX4425             665                ITF INDX 2006-AR4 03/31/06           $566,279.97
 1007264565          4565         XXXXXX4565             665                ITF INDX 2006-AR4 03/31/06           $471,235.38
 1007265976          5976         XXXXXX5976             665                ITF INDX 2006-AR4 03/31/06           $616,393.05
 1007265984          5984         XXXXXX5984             665                ITF INDX 2006-AR4 03/31/06              $0.00
 1007266016          6016         XXXXXX6016             665                ITF INDX 2006-AR4 03/31/06           $244,662.71
 1007266065          6065         XXXXXX6065             665                ITF INDX 2006-AR4 03/31/06           $461,966.33
 1007266180          6180         XXXXXX6180             665                ITF INDX 2006-AR4 03/31/06           $146,536.08
 1007266362          6362         XXXXXX6362             665                ITF INDX 2006-AR4 03/31/06           $206,045.77
 1007266511          6511         XXXXXX6511             665                ITF INDX 2006-AR4 03/31/06           $192,411.63
 1007266818          6818         XXXXXX6818             665                ITF INDX 2006-AR4 03/31/06           $512,224.51
 1007266883          6883         XXXXXX6883             665                ITF INDX 2006-AR4 03/31/06           $429,695.01
 1007266891          6891         XXXXXX6891             665                ITF INDX 2006-AR4 03/31/06           $407,270.97
 1007267030          7030         XXXXXX7030             665                ITF INDX 2006-AR4 03/31/06           $343,200.91
 3001461882          1882         XXXXXX1882             665                ITF INDX 2006-AR4 03/31/06              $0.00
 3001462278          2278         XXXXXX2278             665                ITF INDX 2006-AR4 03/31/06           $273,577.56
 3001476518          6518         XXXXXX6518             665                ITF INDX 2006-AR4 03/31/06           $365,655.50
 3001477250          7250         XXXXXX7250             665                ITF INDX 2006-AR4 03/31/06           $296,592.95
 3001495914          5914         XXXXXX5914             665                ITF INDX 2006-AR4 03/31/06           $349,173.02
 3001502354          2354         XXXXXX2354             665                ITF INDX 2006-AR4 03/31/06           $251,176.18
 3001513294          3294         XXXXXX3294             665                ITF INDX 2006-AR4 03/31/06           $224,763.22
 3001535735          5735         XXXXXX5735             665                ITF INDX 2006-AR4 03/31/06           $328,862.37
 3001535834          5834         XXXXXX5834             665                ITF INDX 2006-AR4 03/31/06           $447,677.62
 3001610082          0082         XXXXXX0082             665                ITF INDX 2006-AR4 03/31/06           $413,682.61
 3001611510          1510         XXXXXX1510             665                ITF INDX 2006-AR4 03/31/06              $0.00
 3001611767          1767         XXXXXX1767             665                ITF INDX 2006-AR4 03/31/06           $580,171.81
 3001611825          1825         XXXXXX1825             665                ITF INDX 2006-AR4 03/31/06           $515,305.75
 3001611916          1916         XXXXXX1916             665                ITF INDX 2006-AR4 03/31/06           $357,694.77
 3001612161          2161         XXXXXX2161             665                ITF INDX 2006-AR4 03/31/06           $168,921.77
 3001612302          2302         XXXXXX2302             665                ITF INDX 2006-AR4 03/31/06           $429,938.45
 3001612492          2492         XXXXXX2492             665                ITF INDX 2006-AR4 03/31/06           $202,208.34
 3001612989          2989         XXXXXX2989             665                ITF INDX 2006-AR4 03/31/06           $382,259.44
 3001613078          3078         XXXXXX3078             665                ITF INDX 2006-AR4 03/31/06           $305,092.82
 3001613631          3631         XXXXXX3631             665                ITF INDX 2006-AR4 03/31/06           $499,161.91
 3001613698          3698         XXXXXX3698             665                ITF INDX 2006-AR4 03/31/06           $413,738.76
 3001613805          3805         XXXXXX3805             665                ITF INDX 2006-AR4 03/31/06           $387,014.99
 3001613888          3888         XXXXXX3888             665                ITF INDX 2006-AR4 03/31/06           $378,692.04
 3001613920          3920         XXXXXX3920             665                ITF INDX 2006-AR4 03/31/06           $450,023.91
 3001614027          4027         XXXXXX4027             665                ITF INDX 2006-AR4 03/31/06           $328,375.14
 3001614134          4134         XXXXXX4134             665                ITF INDX 2006-AR4 03/31/06           $205,348.14
 3001614167          4167         XXXXXX4167             665                ITF INDX 2006-AR4 03/31/06              $0.00
 3001614266          4266         XXXXXX4266             665                ITF INDX 2006-AR4 03/31/06           $455,805.36
 3001614456          4456         XXXXXX4456             665                ITF INDX 2006-AR4 03/31/06           $150,972.86
 3001650500          0500         XXXXXX0500             665                ITF INDX 2006-AR4 03/31/06           $185,949.35
 3001650534          0534         XXXXXX0534             665                ITF INDX 2006-AR4 03/31/06           $245,478.80
 3001650559          0559         XXXXXX0559             665                ITF INDX 2006-AR4 03/31/06           $239,333.71
 3001650575          0575         XXXXXX0575             665                ITF INDX 2006-AR4 03/31/06           $380,688.15
 3001650617          0617         XXXXXX0617             665                ITF INDX 2006-AR4 03/31/06              $0.00
 3001650641          0641         XXXXXX0641             665                ITF INDX 2006-AR4 03/31/06           $191,851.42
 3001650708          0708         XXXXXX0708             665                ITF INDX 2006-AR4 03/31/06           $317,223.37
 3001650732          0732         XXXXXX0732             665                ITF INDX 2006-AR4 03/31/06           $221,311.55
 3001650740          0740         XXXXXX0740             665                ITF INDX 2006-AR4 03/31/06           $270,383.13
 3001650781          0781         XXXXXX0781             665                ITF INDX 2006-AR4 03/31/06           $188,734.72
 3001650799          0799         XXXXXX0799             665                ITF INDX 2006-AR4 03/31/06           $398,211.41
 3001650872          0872         XXXXXX0872             665                ITF INDX 2006-AR4 03/31/06           $263,915.60
 3001650880          0880         XXXXXX0880             665                ITF INDX 2006-AR4 03/31/06           $440,517.98
 3001650898          0898         XXXXXX0898             665                ITF INDX 2006-AR4 03/31/06           $257,379.83
 3001650948          0948         XXXXXX0948             665                ITF INDX 2006-AR4 03/31/06           $265,317.40
 3001650997          0997         XXXXXX0997             665                ITF INDX 2006-AR4 03/31/06           $251,812.82
 3001651045          1045         XXXXXX1045             665                ITF INDX 2006-AR4 03/31/06           $412,118.12
 3001651052          1052         XXXXXX1052             665                ITF INDX 2006-AR4 03/31/06           $137,999.31
 3001651060          1060         XXXXXX1060             665                ITF INDX 2006-AR4 03/31/06           $342,281.40
 3001651078          1078         XXXXXX1078             665                ITF INDX 2006-AR4 03/31/06           $155,893.54
 3001651219          1219         XXXXXX1219             665                ITF INDX 2006-AR4 03/31/06            $81,634.91
 3001651227          1227         XXXXXX1227             665                ITF INDX 2006-AR4 03/31/06           $134,687.30
 3001651243          1243         XXXXXX1243             665                ITF INDX 2006-AR4 03/31/06              $0.00
 3001651284          1284         XXXXXX1284             665                ITF INDX 2006-AR4 03/31/06           $365,747.91
 3001651292          1292         XXXXXX1292             665                ITF INDX 2006-AR4 03/31/06           $333,790.22
 3001651318          1318         XXXXXX1318             665                ITF INDX 2006-AR4 03/31/06           $183,671.74
 3001651383          1383         XXXXXX1383             665                ITF INDX 2006-AR4 03/31/06           $308,218.96
 3001651417          1417         XXXXXX1417             665                ITF INDX 2006-AR4 03/31/06           $168,235.22
 3001651433          1433         XXXXXX1433             665                ITF INDX 2006-AR4 03/31/06           $150,503.91
 3001651441          1441         XXXXXX1441             665                ITF INDX 2006-AR4 03/31/06           $274,467.86
 3001651524          1524         XXXXXX1524             665                ITF INDX 2006-AR4 03/31/06           $175,463.32
 3001651540          1540         XXXXXX1540             665                ITF INDX 2006-AR4 03/31/06           $236,301.22
 3001651599          1599         XXXXXX1599             665                ITF INDX 2006-AR4 03/31/06           $218,773.41
 3001651631          1631         XXXXXX1631             665                ITF INDX 2006-AR4 03/31/06           $382,485.84
 3001651656          1656         XXXXXX1656             665                ITF INDX 2006-AR4 03/31/06           $394,520.23
 3001651672          1672         XXXXXX1672             665                ITF INDX 2006-AR4 03/31/06           $415,250.52
 3001651680          1680         XXXXXX1680             665                ITF INDX 2006-AR4 03/31/06           $302,647.09
 3001651698          1698         XXXXXX1698             665                ITF INDX 2006-AR4 03/31/06           $274,997.02
 3001651714          1714         XXXXXX1714             665                ITF INDX 2006-AR4 03/31/06           $159,451.99
 3001651722          1722         XXXXXX1722             665                ITF INDX 2006-AR4 03/31/06           $312,646.13
 3001651730          1730         XXXXXX1730             665                ITF INDX 2006-AR4 03/31/06           $440,493.02
 3001651797          1797         XXXXXX1797             665                ITF INDX 2006-AR4 03/31/06           $324,588.40
 3001651805          1805         XXXXXX1805             665                ITF INDX 2006-AR4 03/31/06           $179,622.06
 3001651813          1813         XXXXXX1813             665                ITF INDX 2006-AR4 03/31/06           $275,148.74
 3001651854          1854         XXXXXX1854             665                ITF INDX 2006-AR4 03/31/06           $216,753.94
 3001651862          1862         XXXXXX1862             665                ITF INDX 2006-AR4 03/31/06           $342,127.50
 3001651870          1870         XXXXXX1870             665                ITF INDX 2006-AR4 03/31/06           $237,455.28
 3001651987          1987         XXXXXX1987             665                ITF INDX 2006-AR4 03/31/06           $340,068.22
 3001652019          2019         XXXXXX2019             665                ITF INDX 2006-AR4 03/31/06           $149,223.32
 3001652027          2027         XXXXXX2027             665                ITF INDX 2006-AR4 03/31/06           $138,668.56
 3001652035          2035         XXXXXX2035             665                ITF INDX 2006-AR4 03/31/06           $184,141.03
 3001652100          2100         XXXXXX2100             665                ITF INDX 2006-AR4 03/31/06           $331,417.44
 3001652134          2134         XXXXXX2134             665                ITF INDX 2006-AR4 03/31/06           $172,692.75
 3001652142          2142         XXXXXX2142             665                ITF INDX 2006-AR4 03/31/06           $267,456.74
 3001652159          2159         XXXXXX2159             665                ITF INDX 2006-AR4 03/31/06           $312,581.58
 3001652175          2175         XXXXXX2175             665                ITF INDX 2006-AR4 03/31/06           $384,181.27
 3001652217          2217         XXXXXX2217             665                ITF INDX 2006-AR4 03/31/06           $369,836.44
 3001652373          2373         XXXXXX2373             665                ITF INDX 2006-AR4 03/31/06           $217,599.16
 3001652399          2399         XXXXXX2399             665                ITF INDX 2006-AR4 03/31/06           $213,289.69
 3001652449          2449         XXXXXX2449             665                ITF INDX 2006-AR4 03/31/06           $336,649.11
 3001652506          2506         XXXXXX2506             665                ITF INDX 2006-AR4 03/31/06           $187,896.05
 3001652514          2514         XXXXXX2514             665                ITF INDX 2006-AR4 03/31/06           $165,254.38
 3001652522          2522         XXXXXX2522             665                ITF INDX 2006-AR4 03/31/06           $429,628.14
 3001652613          2613         XXXXXX2613             665                ITF INDX 2006-AR4 03/31/06           $354,871.84
 3001652647          2647         XXXXXX2647             665                ITF INDX 2006-AR4 03/31/06              $0.00
 3001652670          2670         XXXXXX2670             665                ITF INDX 2006-AR4 03/31/06           $349,465.89
 3001652696          2696         XXXXXX2696             665                ITF INDX 2006-AR4 03/31/06           $250,527.99
 3001652720          2720         XXXXXX2720             665                ITF INDX 2006-AR4 03/31/06           $250,478.02
 3001652753          2753         XXXXXX2753             665                ITF INDX 2006-AR4 03/31/06           $308,617.87
 3001652761          2761         XXXXXX2761             665                ITF INDX 2006-AR4 03/31/06              $0.00
 3001652811          2811         XXXXXX2811             665                ITF INDX 2006-AR4 03/31/06           $356,712.11
 3001652837          2837         XXXXXX2837             665                ITF INDX 2006-AR4 03/31/06              $0.00
 3001652860          2860         XXXXXX2860             665                ITF INDX 2006-AR4 03/31/06           $279,951.03
 3001652902          2902         XXXXXX2902             665                ITF INDX 2006-AR4 03/31/06           $261,805.27
 3001652928          2928         XXXXXX2928             665                ITF INDX 2006-AR4 03/31/06           $202,434.00
 3001652993          2993         XXXXXX2993             665                ITF INDX 2006-AR4 03/31/06           $225,706.73
 3001653017          3017         XXXXXX3017             665                ITF INDX 2006-AR4 03/31/06           $332,846.93
 3001653058          3058         XXXXXX3058             665                ITF INDX 2006-AR4 03/31/06           $396,652.04
 3001653074          3074         XXXXXX3074             665                ITF INDX 2006-AR4 03/31/06           $375,140.55
 3001653124          3124         XXXXXX3124             665                ITF INDX 2006-AR4 03/31/06           $377,009.93
 3001653165          3165         XXXXXX3165             665                ITF INDX 2006-AR4 03/31/06           $156,945.87
 3001653173          3173         XXXXXX3173             665                ITF INDX 2006-AR4 03/31/06           $279,733.53
 3001653181          3181         XXXXXX3181             665                ITF INDX 2006-AR4 03/31/06           $135,803.67
 3001653215          3215         XXXXXX3215             665                ITF INDX 2006-AR4 03/31/06           $311,270.21
 3001653249          3249         XXXXXX3249             665                ITF INDX 2006-AR4 03/31/06           $204,145.80
 3001653298          3298         XXXXXX3298             665                ITF INDX 2006-AR4 03/31/06           $439,720.66
 3001653306          3306         XXXXXX3306             665                ITF INDX 2006-AR4 03/31/06           $305,187.82
 3001653397          3397         XXXXXX3397             665                ITF INDX 2006-AR4 03/31/06           $443,762.17
 3001653405          3405         XXXXXX3405             665                ITF INDX 2006-AR4 03/31/06           $308,096.38
 3001653421          3421         XXXXXX3421             665                ITF INDX 2006-AR4 03/31/06           $392,876.44
 3001653470          3470         XXXXXX3470             665                ITF INDX 2006-AR4 03/31/06           $296,985.18
 3001653512          3512         XXXXXX3512             665                ITF INDX 2006-AR4 03/31/06           $211,926.72
 3001653579          3579         XXXXXX3579             665                ITF INDX 2006-AR4 03/31/06              $0.00
 3001653611          3611         XXXXXX3611             665                ITF INDX 2006-AR4 03/31/06           $232,294.33
 3001653686          3686         XXXXXX3686             665                ITF INDX 2006-AR4 03/31/06           $341,917.53
 3001653694          3694         XXXXXX3694             665                ITF INDX 2006-AR4 03/31/06              $0.00
 3001653702          3702         XXXXXX3702             665                ITF INDX 2006-AR4 03/31/06           $306,997.02
 3001653751          3751         XXXXXX3751             665                ITF INDX 2006-AR4 03/31/06           $395,323.81
 3001653801          3801         XXXXXX3801             665                ITF INDX 2006-AR4 03/31/06           $283,789.35
 3001653819          3819         XXXXXX3819             665                ITF INDX 2006-AR4 03/31/06              $0.00
 3001653827          3827         XXXXXX3827             665                ITF INDX 2006-AR4 03/31/06           $125,932.30
 3001653835          3835         XXXXXX3835             665                ITF INDX 2006-AR4 03/31/06           $307,324.14
 3001653850          3850         XXXXXX3850             665                ITF INDX 2006-AR4 03/31/06           $367,477.20
 3001653884          3884         XXXXXX3884             665                ITF INDX 2006-AR4 03/31/06           $411,997.31
 3001653892          3892         XXXXXX3892             665                ITF INDX 2006-AR4 03/31/06           $119,211.08
 3001653918          3918         XXXXXX3918             665                ITF INDX 2006-AR4 03/31/06           $299,063.56
 3001653934          3934         XXXXXX3934             665                ITF INDX 2006-AR4 03/31/06           $395,247.44
 3001653983          3983         XXXXXX3983             665                ITF INDX 2006-AR4 03/31/06           $185,435.77
 3001653991          3991         XXXXXX3991             665                ITF INDX 2006-AR4 03/31/06           $220,854.12
 3001654007          4007         XXXXXX4007             665                ITF INDX 2006-AR4 03/31/06           $439,212.00
 3001654031          4031         XXXXXX4031             665                ITF INDX 2006-AR4 03/31/06           $252,766.30
 3001654049          4049         XXXXXX4049             665                ITF INDX 2006-AR4 03/31/06           $138,462.69
 3001654056          4056         XXXXXX4056             665                ITF INDX 2006-AR4 03/31/06           $104,966.85
 3001654080          4080         XXXXXX4080             665                ITF INDX 2006-AR4 03/31/06           $419,029.89
 3001654106          4106         XXXXXX4106             665                ITF INDX 2006-AR4 03/31/06           $402,026.63
 3001654197          4197         XXXXXX4197             665                ITF INDX 2006-AR4 03/31/06              $0.00
 3001654205          4205         XXXXXX4205             665                ITF INDX 2006-AR4 03/31/06           $177,058.25
 3001654221          4221         XXXXXX4221             665                ITF INDX 2006-AR4 03/31/06           $369,910.59
 3001654254          4254         XXXXXX4254             665                ITF INDX 2006-AR4 03/31/06           $431,506.51
 3001654296          4296         XXXXXX4296             665                ITF INDX 2006-AR4 03/31/06           $220,305.88
 3001654304          4304         XXXXXX4304             665                ITF INDX 2006-AR4 03/31/06           $362,080.10
 3001654353          4353         XXXXXX4353             665                ITF INDX 2006-AR4 03/31/06           $318,217.11
 3001654361          4361         XXXXXX4361             665                ITF INDX 2006-AR4 03/31/06           $230,027.20
 3001654379          4379         XXXXXX4379             665                ITF INDX 2006-AR4 03/31/06           $292,899.80
 3001654429          4429         XXXXXX4429             665                ITF INDX 2006-AR4 03/31/06           $284,145.01
 3001654460          4460         XXXXXX4460             665                ITF INDX 2006-AR4 03/31/06           $198,289.05
 3001654478          4478         XXXXXX4478             665                ITF INDX 2006-AR4 03/31/06           $346,382.11
 3001654528          4528         XXXXXX4528             665                ITF INDX 2006-AR4 03/31/06           $170,592.32
 3001654544          4544         XXXXXX4544             665                ITF INDX 2006-AR4 03/31/06           $359,273.34
 3001654668          4668         XXXXXX4668             665                ITF INDX 2006-AR4 03/31/06           $375,753.23
 3001654767          4767         XXXXXX4767             665                ITF INDX 2006-AR4 03/31/06           $418,361.14
 3001654775          4775         XXXXXX4775             665                ITF INDX 2006-AR4 03/31/06           $261,984.51
 3001654825          4825         XXXXXX4825             665                ITF INDX 2006-AR4 03/31/06           $199,533.96
 3001654833          4833         XXXXXX4833             665                ITF INDX 2006-AR4 03/31/06           $408,511.67
 3001654916          4916         XXXXXX4916             665                ITF INDX 2006-AR4 03/31/06           $397,982.00
 3001654924          4924         XXXXXX4924             665                ITF INDX 2006-AR4 03/31/06           $296,804.91
 3001654999          4999         XXXXXX4999             665                ITF INDX 2006-AR4 03/31/06           $387,379.18
 3001655020          5020         XXXXXX5020             665                ITF INDX 2006-AR4 03/31/06           $246,360.52
 3001655053          5053         XXXXXX5053             665                ITF INDX 2006-AR4 03/31/06           $180,440.48
 3001655129          5129         XXXXXX5129             665                ITF INDX 2006-AR4 03/31/06           $235,761.98
 3001655186          5186         XXXXXX5186             665                ITF INDX 2006-AR4 03/31/06           $292,808.02
 3001655228          5228         XXXXXX5228             665                ITF INDX 2006-AR4 03/31/06           $194,075.67
 3001655236          5236         XXXXXX5236             665                ITF INDX 2006-AR4 03/31/06           $308,218.96
 3001655251          5251         XXXXXX5251             665                ITF INDX 2006-AR4 03/31/06           $407,866.57
 3001655269          5269         XXXXXX5269             665                ITF INDX 2006-AR4 03/31/06           $439,708.03
 3001655293          5293         XXXXXX5293             665                ITF INDX 2006-AR4 03/31/06           $424,243.05
 3001655384          5384         XXXXXX5384             665                ITF INDX 2006-AR4 03/31/06           $319,785.52
 3001655400          5400         XXXXXX5400             665                ITF INDX 2006-AR4 03/31/06           $189,100.18
 3001655418          5418         XXXXXX5418             665                ITF INDX 2006-AR4 03/31/06           $320,426.27
 3001655442          5442         XXXXXX5442             665                ITF INDX 2006-AR4 03/31/06           $232,830.58
 3001655517          5517         XXXXXX5517             665                ITF INDX 2006-AR4 03/31/06           $317,836.44
 3001655541          5541         XXXXXX5541             665                ITF INDX 2006-AR4 03/31/06           $261,006.74
 3001655558          5558         XXXXXX5558             665                ITF INDX 2006-AR4 03/31/06           $410,061.80
 3001655566          5566         XXXXXX5566             665                ITF INDX 2006-AR4 03/31/06           $215,820.93
 3001655574          5574         XXXXXX5574             665                ITF INDX 2006-AR4 03/31/06           $299,999.75
 3001655640          5640         XXXXXX5640             665                ITF INDX 2006-AR4 03/31/06           $191,364.94
 3001655673          5673         XXXXXX5673             665                ITF INDX 2006-AR4 03/31/06           $281,712.09
 3001655723          5723         XXXXXX5723             665                ITF INDX 2006-AR4 03/31/06           $360,039.05
 3001655731          5731         XXXXXX5731             665                ITF INDX 2006-AR4 03/31/06           $249,153.96
 3001655756          5756         XXXXXX5756             665                ITF INDX 2006-AR4 03/31/06           $174,967.63
 3001655848          5848         XXXXXX5848             665                ITF INDX 2006-AR4 03/31/06           $222,100.31
 3001655889          5889         XXXXXX5889             665                ITF INDX 2006-AR4 03/31/06           $316,023.47
 3001655905          5905         XXXXXX5905             665                ITF INDX 2006-AR4 03/31/06           $117,934.61
 3001655913          5913         XXXXXX5913             665                ITF INDX 2006-AR4 03/31/06           $189,948.57
 3001655954          5954         XXXXXX5954             665                ITF INDX 2006-AR4 03/31/06           $208,872.27
 3001655962          5962         XXXXXX5962             665                ITF INDX 2006-AR4 03/31/06           $347,059.47
 3001655996          5996         XXXXXX5996             665                ITF INDX 2006-AR4 03/31/06           $258,954.30
 3001656002          6002         XXXXXX6002             665                ITF INDX 2006-AR4 03/31/06              $0.00
 3001656028          6028         XXXXXX6028             665                ITF INDX 2006-AR4 03/31/06           $195,572.78
 3001656085          6085         XXXXXX6085             665                ITF INDX 2006-AR4 03/31/06              $0.00
 3001656135          6135         XXXXXX6135             665                ITF INDX 2006-AR4 03/31/06           $262,168.30
 3001656150          6150         XXXXXX6150             665                ITF INDX 2006-AR4 03/31/06           $327,515.02
 3001656184          6184         XXXXXX6184             665                ITF INDX 2006-AR4 03/31/06           $176,413.27
 3001656218          6218         XXXXXX6218             665                ITF INDX 2006-AR4 03/31/06           $120,112.73
 3001656226          6226         XXXXXX6226             665                ITF INDX 2006-AR4 03/31/06           $259,471.82
 3001656242          6242         XXXXXX6242             665                ITF INDX 2006-AR4 03/31/06           $347,754.23
 3001656309          6309         XXXXXX6309             665                ITF INDX 2006-AR4 03/31/06           $332,980.83
 3001656317          6317         XXXXXX6317             665                ITF INDX 2006-AR4 03/31/06           $418,580.27
 3001656341          6341         XXXXXX6341             665                ITF INDX 2006-AR4 03/31/06           $132,127.04
 3001656374          6374         XXXXXX6374             665                ITF INDX 2006-AR4 03/31/06           $163,772.16
 3001656440          6440         XXXXXX6440             665                ITF INDX 2006-AR4 03/31/06           $232,116.89
 3001656457          6457         XXXXXX6457             665                ITF INDX 2006-AR4 03/31/06           $271,042.92
 3001656465          6465         XXXXXX6465             665                ITF INDX 2006-AR4 03/31/06           $259,744.96
 3001656473          6473         XXXXXX6473             665                ITF INDX 2006-AR4 03/31/06           $429,802.13
 3001656507          6507         XXXXXX6507             665                ITF INDX 2006-AR4 03/31/06           $255,829.50
 3001656630          6630         XXXXXX6630             665                ITF INDX 2006-AR4 03/31/06           $229,608.51
 3001656671          6671         XXXXXX6671             665                ITF INDX 2006-AR4 03/31/06           $174,290.38
 3001656689          6689         XXXXXX6689             665                ITF INDX 2006-AR4 03/31/06           $280,536.03
 3001656697          6697         XXXXXX6697             665                ITF INDX 2006-AR4 03/31/06           $369,488.76
 3001656713          6713         XXXXXX6713             665                ITF INDX 2006-AR4 03/31/06           $305,104.81
 3001656762          6762         XXXXXX6762             665                ITF INDX 2006-AR4 03/31/06           $258,214.28
 3001656861          6861         XXXXXX6861             665                ITF INDX 2006-AR4 03/31/06           $203,469.32
 3001656937          6937         XXXXXX6937             665                ITF INDX 2006-AR4 03/31/06           $324,767.19
 3001656986          6986         XXXXXX6986             665                ITF INDX 2006-AR4 03/31/06           $183,054.80
 3001657018          7018         XXXXXX7018             665                ITF INDX 2006-AR4 03/31/06           $151,932.73
 3001657067          7067         XXXXXX7067             665                ITF INDX 2006-AR4 03/31/06           $204,858.36
 3001657075          7075         XXXXXX7075             665                ITF INDX 2006-AR4 03/31/06           $178,759.37
 3001657117          7117         XXXXXX7117             665                ITF INDX 2006-AR4 03/31/06           $407,127.97
 3001657125          7125         XXXXXX7125             665                ITF INDX 2006-AR4 03/31/06              $0.00
 3001657190          7190         XXXXXX7190             665                ITF INDX 2006-AR4 03/31/06           $169,122.01
 3001657208          7208         XXXXXX7208             665                ITF INDX 2006-AR4 03/31/06           $305,390.24
 3001657224          7224         XXXXXX7224             665                ITF INDX 2006-AR4 03/31/06           $337,318.76
 3001657240          7240         XXXXXX7240             665                ITF INDX 2006-AR4 03/31/06           $256,768.65
 3001657281          7281         XXXXXX7281             665                ITF INDX 2006-AR4 03/31/06           $127,307.07
 3001657307          7307         XXXXXX7307             665                ITF INDX 2006-AR4 03/31/06           $295,225.74
 3001666753          6753         XXXXXX6753             665                ITF INDX 2006-AR4 03/31/06           $403,670.58
 3001666779          6779         XXXXXX6779             665                ITF INDX 2006-AR4 03/31/06           $126,433.53
 3001666829          6829         XXXXXX6829             665                ITF INDX 2006-AR4 03/31/06           $266,026.02
 3001666852          6852         XXXXXX6852             665                ITF INDX 2006-AR4 03/31/06           $100,361.16
 3001666886          6886         XXXXXX6886             665                ITF INDX 2006-AR4 03/31/06           $283,910.55
 3001666902          6902         XXXXXX6902             665                ITF INDX 2006-AR4 03/31/06           $383,478.86
 3001666928          6928         XXXXXX6928             665                ITF INDX 2006-AR4 03/31/06           $457,164.62
 3001667025          7025         XXXXXX7025             665                ITF INDX 2006-AR4 03/31/06           $326,933.88
 3001667058          7058         XXXXXX7058             665                ITF INDX 2006-AR4 03/31/06           $269,889.36
 3001667157          7157         XXXXXX7157             665                ITF INDX 2006-AR4 03/31/06           $319,010.30
 3001667199          7199         XXXXXX7199             665                ITF INDX 2006-AR4 03/31/06              $0.00
 3001667215          7215         XXXXXX7215             665                ITF INDX 2006-AR4 03/31/06           $414,641.75
 3001682545          2545         XXXXXX2545             665                ITF INDX 2006-AR4 03/31/06           $158,635.82
 3001682651          2651         XXXXXX2651             665                ITF INDX 2006-AR4 03/31/06           $293,451.59
 3001682701          2701         XXXXXX2701             665                ITF INDX 2006-AR4 03/31/06           $336,842.12
 3001683097          3097         XXXXXX3097             665                ITF INDX 2006-AR4 03/31/06           $171,298.74
 3001683402          3402         XXXXXX3402             665                ITF INDX 2006-AR4 03/31/06           $162,587.07
 3001683683          3683         XXXXXX3683             665                ITF INDX 2006-AR4 03/31/06              $0.00
 3001683808          3808         XXXXXX3808             665                ITF INDX 2006-AR4 03/31/06           $348,781.82
 3001684285          4285         XXXXXX4285             665                ITF INDX 2006-AR4 03/31/06           $541,720.59
 3001684301          4301         XXXXXX4301             665                ITF INDX 2006-AR4 03/31/06           $406,691.63
 3001684723          4723         XXXXXX4723             665                ITF INDX 2006-AR4 03/31/06           $237,138.52
 3001684772          4772         XXXXXX4772             665                ITF INDX 2006-AR4 03/31/06           $307,155.27
 3001684822          4822         XXXXXX4822             665                ITF INDX 2006-AR4 03/31/06           $272,990.30
 3001684897          4897         XXXXXX4897             665                ITF INDX 2006-AR4 03/31/06           $380,752.89
 3001684954          4954         XXXXXX4954             665                ITF INDX 2006-AR4 03/31/06           $515,668.45
 3001685100          5100         XXXXXX5100             665                ITF INDX 2006-AR4 03/31/06           $354,907.61
 3001685183          5183         XXXXXX5183             665                ITF INDX 2006-AR4 03/31/06           $332,520.66
 3001685365          5365         XXXXXX5365             665                ITF INDX 2006-AR4 03/31/06           $351,116.80
 3001685928          5928         XXXXXX5928             665                ITF INDX 2006-AR4 03/31/06           $645,380.19
 3001686108          6108         XXXXXX6108             665                ITF INDX 2006-AR4 03/31/06           $270,348.63
 3001686702          6702         XXXXXX6702             665                ITF INDX 2006-AR4 03/31/06           $309,878.63
 3001686884          6884         XXXXXX6884             665                ITF INDX 2006-AR4 03/31/06           $286,437.64
 3001686934          6934         XXXXXX6934             665                ITF INDX 2006-AR4 03/31/06           $145,163.91
 3001686991          6991         XXXXXX6991             665                ITF INDX 2006-AR4 03/31/06           $228,612.50
 3001687023          7023         XXXXXX7023             665                ITF INDX 2006-AR4 03/31/06           $293,221.43
 3001687106          7106         XXXXXX7106             665                ITF INDX 2006-AR4 03/31/06           $672,276.04
 3001687130          7130         XXXXXX7130             665                ITF INDX 2006-AR4 03/31/06              $0.00
 3001687148          7148         XXXXXX7148             665                ITF INDX 2006-AR4 03/31/06              $0.00
 3001687171          7171         XXXXXX7171             665                ITF INDX 2006-AR4 03/31/06           $187,679.97
 3001687510          7510         XXXXXX7510             665                ITF INDX 2006-AR4 03/31/06           $271,439.64
 3001687593          7593         XXXXXX7593             665                ITF INDX 2006-AR4 03/31/06           $577,027.80
 3001687965          7965         XXXXXX7965             665                ITF INDX 2006-AR4 03/31/06           $281,040.51
 3001688187          8187         XXXXXX8187             665                ITF INDX 2006-AR4 03/31/06           $338,547.16
 3001688302          8302         XXXXXX8302             665                ITF INDX 2006-AR4 03/31/06           $254,495.72
 3001688484          8484         XXXXXX8484             665                ITF INDX 2006-AR4 03/31/06           $469,631.71
 3001688518          8518         XXXXXX8518             665                ITF INDX 2006-AR4 03/31/06           $122,735.40
 3001688625          8625         XXXXXX8625             665                ITF INDX 2006-AR4 03/31/06              $0.00
 3001689136          9136         XXXXXX9136             665                ITF INDX 2006-AR4 03/31/06           $216,022.73
 3001689508          9508         XXXXXX9508             665                ITF INDX 2006-AR4 03/31/06           $236,318.10
 3001689706          9706         XXXXXX9706             665                ITF INDX 2006-AR4 03/31/06           $227,720.49
 3001689714          9714         XXXXXX9714             665                ITF INDX 2006-AR4 03/31/06           $298,931.48
 3001689730          9730         XXXXXX9730             665                ITF INDX 2006-AR4 03/31/06           $200,908.35
 3001689896          9896         XXXXXX9896             665                ITF INDX 2006-AR4 03/31/06           $569,753.19
 3001689920          9920         XXXXXX9920             665                ITF INDX 2006-AR4 03/31/06           $341,960.01
 3001690068          0068         XXXXXX0068             665                ITF INDX 2006-AR4 03/31/06           $261,628.95
 3001690167          0167         XXXXXX0167             665                ITF INDX 2006-AR4 03/31/06           $303,676.44
 3001690274          0274         XXXXXX0274             665                ITF INDX 2006-AR4 03/31/06           $508,040.57
 3001690340          0340         XXXXXX0340             665                ITF INDX 2006-AR4 03/31/06           $396,843.84
 3001690373          0373         XXXXXX0373             665                ITF INDX 2006-AR4 03/31/06           $139,245.81
 3001690407          0407         XXXXXX0407             665                ITF INDX 2006-AR4 03/31/06           $126,399.33
 3001690555          0555         XXXXXX0555             665                ITF INDX 2006-AR4 03/31/06           $352,139.04
 3001690639          0639         XXXXXX0639             665                ITF INDX 2006-AR4 03/31/06           $272,957.86
 3001690860          0860         XXXXXX0860             665                ITF INDX 2006-AR4 03/31/06           $294,222.20
 3001690985          0985         XXXXXX0985             665                ITF INDX 2006-AR4 03/31/06           $214,747.09
 3001691249          1249         XXXXXX1249             665                ITF INDX 2006-AR4 03/31/06           $435,953.94
 3001691298          1298         XXXXXX1298             665                ITF INDX 2006-AR4 03/31/06           $414,410.91
 3001691389          1389         XXXXXX1389             665                ITF INDX 2006-AR4 03/31/06           $352,746.59
 3001691504          1504         XXXXXX1504             665                ITF INDX 2006-AR4 03/31/06           $311,396.50
 3001691553          1553         XXXXXX1553             665                ITF INDX 2006-AR4 03/31/06           $505,755.26
 3001691611          1611         XXXXXX1611             665                ITF INDX 2006-AR4 03/31/06           $674,340.27
 3001691785          1785         XXXXXX1785             665                ITF INDX 2006-AR4 03/31/06           $490,505.63
 3001691793          1793         XXXXXX1793             665                ITF INDX 2006-AR4 03/31/06           $287,883.54
 3001691827          1827         XXXXXX1827             665                ITF INDX 2006-AR4 03/31/06           $512,100.28
 3001691843          1843         XXXXXX1843             665                ITF INDX 2006-AR4 03/31/06            $99,113.23
 3001691983          1983         XXXXXX1983             665                ITF INDX 2006-AR4 03/31/06              $0.00
 3001692106          2106         XXXXXX2106             665                ITF INDX 2006-AR4 03/31/06           $467,161.86
 3001692197          2197         XXXXXX2197             665                ITF INDX 2006-AR4 03/31/06              $0.00
 3001692288          2288         XXXXXX2288             665                ITF INDX 2006-AR4 03/31/06           $294,308.23
 3001692346          2346         XXXXXX2346             665                ITF INDX 2006-AR4 03/31/06           $204,859.99
 3001692445          2445         XXXXXX2445             665                ITF INDX 2006-AR4 03/31/06           $267,896.90
 3001692825          2825         XXXXXX2825             665                ITF INDX 2006-AR4 03/31/06           $380,466.49
 3001693096          3096         XXXXXX3096             665                ITF INDX 2006-AR4 03/31/06           $255,761.91
 3001693153          3153         XXXXXX3153             665                ITF INDX 2006-AR4 03/31/06           $422,783.06
 3001693245          3245         XXXXXX3245             665                ITF INDX 2006-AR4 03/31/06           $667,166.21
 3001693682          3682         XXXXXX3682             665                ITF INDX 2006-AR4 03/31/06              $0.00
 3001693773          3773         XXXXXX3773             665                ITF INDX 2006-AR4 03/31/06           $297,902.97
 3001693823          3823         XXXXXX3823             665                ITF INDX 2006-AR4 03/31/06           $585,737.12
 3001693922          3922         XXXXXX3922             665                ITF INDX 2006-AR4 03/31/06           $258,926.07
 3001694003          4003         XXXXXX4003             665                ITF INDX 2006-AR4 03/31/06           $426,454.90
 3001694045          4045         XXXXXX4045             665                ITF INDX 2006-AR4 03/31/06           $204,165.02
 3001694102          4102         XXXXXX4102             665                ITF INDX 2006-AR4 03/31/06           $358,455.79
 3001694185          4185         XXXXXX4185             665                ITF INDX 2006-AR4 03/31/06           $370,212.94
 3001694276          4276         XXXXXX4276             665                ITF INDX 2006-AR4 03/31/06           $463,639.85
 1006815961          5961         XXXXXX5961             666                ITF INDX 2006-AR5 03/30/06           $176,000.00
 1006827958          7958         XXXXXX7958             666                ITF INDX 2006-AR5 03/30/06           $146,523.34
 1006849580          9580         XXXXXX9580             666                ITF INDX 2006-AR5 03/30/06           $244,900.00
 1006849598          9598         XXXXXX9598             666                ITF INDX 2006-AR5 03/30/06           $270,426.91
 1006855249          5249         XXXXXX5249             666                ITF INDX 2006-AR5 03/30/06           $395,312.81
 1006862088          2088         XXXXXX2088             666                ITF INDX 2006-AR5 03/30/06           $123,635.64
 1006869505          9505         XXXXXX9505             666                ITF INDX 2006-AR5 03/30/06           $203,000.00
 1006872822          2822         XXXXXX2822             666                ITF INDX 2006-AR5 03/30/06           $300,593.14
 1006889271          9271         XXXXXX9271             666                ITF INDX 2006-AR5 03/30/06           $260,000.00
 1006889354          9354         XXXXXX9354             666                ITF INDX 2006-AR5 03/30/06           $252,000.00
 1006894784          4784         XXXXXX4784             666                ITF INDX 2006-AR5 03/30/06           $169,875.75
 1006896193          6193         XXXXXX6193             666                ITF INDX 2006-AR5 03/30/06           $194,000.00
 1006900169          0169         XXXXXX0169             666                ITF INDX 2006-AR5 03/30/06           $128,108.95
 1006901217          1217         XXXXXX1217             666                ITF INDX 2006-AR5 03/30/06           $129,159.74
 1006906869          6869         XXXXXX6869             666                ITF INDX 2006-AR5 03/30/06           $331,610.07
 1006912388          2388         XXXXXX2388             666                ITF INDX 2006-AR5 03/30/06              $0.00
 1006912495          2495         XXXXXX2495             666                ITF INDX 2006-AR5 03/30/06           $279,999.80
 1006924375          4375         XXXXXX4375             666                ITF INDX 2006-AR5 03/30/06           $296,000.00
 1006924706          4706         XXXXXX4706             666                ITF INDX 2006-AR5 03/30/06           $189,518.87
 1006924839          4839         XXXXXX4839             666                ITF INDX 2006-AR5 03/30/06           $274,679.71
 1006925281          5281         XXXXXX5281             666                ITF INDX 2006-AR5 03/30/06           $124,000.00
 1006944571          4571         XXXXXX4571             666                ITF INDX 2006-AR5 03/30/06           $204,000.00
 1006946261          6261         XXXXXX6261             666                ITF INDX 2006-AR5 03/30/06           $399,464.85
 1006949380          9380         XXXXXX9380             666                ITF INDX 2006-AR5 03/30/06           $416,000.00
 1006951550          1550         XXXXXX1550             666                ITF INDX 2006-AR5 03/30/06           $335,882.71
 1006956096          6096         XXXXXX6096             666                ITF INDX 2006-AR5 03/30/06           $504,000.00
 1006963043          3043         XXXXXX3043             666                ITF INDX 2006-AR5 03/30/06           $372,679.52
 1006969495          9495         XXXXXX9495             666                ITF INDX 2006-AR5 03/30/06           $376,800.00
 1006975492          5492         XXXXXX5492             666                ITF INDX 2006-AR5 03/30/06           $156,000.00
 1006978744          8744         XXXXXX8744             666                ITF INDX 2006-AR5 03/30/06           $172,854.68
 1006981698          1698         XXXXXX1698             666                ITF INDX 2006-AR5 03/30/06              $0.00
 1006986762          6762         XXXXXX6762             666                ITF INDX 2006-AR5 03/30/06           $378,000.00
 1006989881          9881         XXXXXX9881             666                ITF INDX 2006-AR5 03/30/06           $223,881.02
 1006990897          0897         XXXXXX0897             666                ITF INDX 2006-AR5 03/30/06           $464,000.00
 1007002890          2890         XXXXXX2890             666                ITF INDX 2006-AR5 03/30/06           $420,553.12
 1007013376          3376         XXXXXX3376             666                ITF INDX 2006-AR5 03/30/06           $259,941.57
 1007013400          3400         XXXXXX3400             666                ITF INDX 2006-AR5 03/30/06           $190,487.96
 1007018433          8433         XXXXXX8433             666                ITF INDX 2006-AR5 03/30/06           $231,888.80
 1007019555          9555         XXXXXX9555             666                ITF INDX 2006-AR5 03/30/06           $353,951.18
 1007021239          1239         XXXXXX1239             666                ITF INDX 2006-AR5 03/30/06            $48,039.52
 1007026410          6410         XXXXXX6410             666                ITF INDX 2006-AR5 03/30/06           $328,000.00
 1007029463          9463         XXXXXX9463             666                ITF INDX 2006-AR5 03/30/06           $197,600.00
 1007036179          6179         XXXXXX6179             666                ITF INDX 2006-AR5 03/30/06           $520,000.00
 1007039629          9629         XXXXXX9629             666                ITF INDX 2006-AR5 03/30/06           $355,920.00
 1007045147          5147         XXXXXX5147             666                ITF INDX 2006-AR5 03/30/06           $467,920.00
 1007046699          6699         XXXXXX6699             666                ITF INDX 2006-AR5 03/30/06           $276,591.85
 1007047390          7390         XXXXXX7390             666                ITF INDX 2006-AR5 03/30/06           $180,000.00
 1007050204          0204         XXXXXX0204             666                ITF INDX 2006-AR5 03/30/06           $222,021.84
 1007053570          3570         XXXXXX3570             666                ITF INDX 2006-AR5 03/30/06           $109,600.00
 1007054545          4545         XXXXXX4545             666                ITF INDX 2006-AR5 03/30/06           $203,200.00
 1007054974          4974         XXXXXX4974             666                ITF INDX 2006-AR5 03/30/06           $190,800.00
 1007061326          1326         XXXXXX1326             666                ITF INDX 2006-AR5 03/30/06           $478,056.52
 1007065400          5400         XXXXXX5400             666                ITF INDX 2006-AR5 03/30/06           $300,000.00
 1007065905          5905         XXXXXX5905             666                ITF INDX 2006-AR5 03/30/06           $478,730.23
 1007066168          6168         XXXXXX6168             666                ITF INDX 2006-AR5 03/30/06           $297,000.00
 1007066986          6986         XXXXXX6986             666                ITF INDX 2006-AR5 03/30/06           $223,000.00
 1007069246          9246         XXXXXX9246             666                ITF INDX 2006-AR5 03/30/06           $421,861.82
 1007069279          9279         XXXXXX9279             666                ITF INDX 2006-AR5 03/30/06           $600,000.00
 1007070756          0756         XXXXXX0756             666                ITF INDX 2006-AR5 03/30/06           $100,000.00
 1007071069          1069         XXXXXX1069             666                ITF INDX 2006-AR5 03/30/06           $374,398.06
 1007071218          1218         XXXXXX1218             666                ITF INDX 2006-AR5 03/30/06           $812,500.00
 1007071457          1457         XXXXXX1457             666                ITF INDX 2006-AR5 03/30/06           $643,828.94
 1007074097          4097         XXXXXX4097             666                ITF INDX 2006-AR5 03/30/06            $96,999.55
 1007074303          4303         XXXXXX4303             666                ITF INDX 2006-AR5 03/30/06           $127,405.74
 1007074311          4311         XXXXXX4311             666                ITF INDX 2006-AR5 03/30/06           $398,000.00
 1007075656          5656         XXXXXX5656             666                ITF INDX 2006-AR5 03/30/06           $960,500.00
 1007077629          7629         XXXXXX7629             666                ITF INDX 2006-AR5 03/30/06           $350,000.00
 1007080409          0409         XXXXXX0409             666                ITF INDX 2006-AR5 03/30/06           $195,000.00
 1007080755          0755         XXXXXX0755             666                ITF INDX 2006-AR5 03/30/06           $383,750.00
 1007082355          2355         XXXXXX2355             666                ITF INDX 2006-AR5 03/30/06           $286,931.24
 1007082975          2975         XXXXXX2975             666                ITF INDX 2006-AR5 03/30/06           $307,966.63
 1007083502          3502         XXXXXX3502             666                ITF INDX 2006-AR5 03/30/06           $131,173.43
 1007083676          3676         XXXXXX3676             666                ITF INDX 2006-AR5 03/30/06           $297,159.63
 1007084617          4617         XXXXXX4617             666                ITF INDX 2006-AR5 03/30/06              $0.00
 1007085382          5382         XXXXXX5382             666                ITF INDX 2006-AR5 03/30/06           $213,729.76
 1007085564          5564         XXXXXX5564             666                ITF INDX 2006-AR5 03/30/06           $180,000.00
 1007085663          5663         XXXXXX5663             666                ITF INDX 2006-AR5 03/30/06           $246,400.00
 1007088071          8071         XXXXXX8071             666                ITF INDX 2006-AR5 03/30/06           $416,000.00
 1007091810          1810         XXXXXX1810             666                ITF INDX 2006-AR5 03/30/06           $238,700.78
 1007091976          1976         XXXXXX1976             666                ITF INDX 2006-AR5 03/30/06           $170,000.00
 1007092628          2628         XXXXXX2628             666                ITF INDX 2006-AR5 03/30/06           $131,024.77
 1007094343          4343         XXXXXX4343             666                ITF INDX 2006-AR5 03/30/06           $325,000.00
 1007094814          4814         XXXXXX4814             666                ITF INDX 2006-AR5 03/30/06           $480,000.00
 1007095175          5175         XXXXXX5175             666                ITF INDX 2006-AR5 03/30/06           $341,527.14
 1007096488          6488         XXXXXX6488             666                ITF INDX 2006-AR5 03/30/06           $494,983.31
 1007097080          7080         XXXXXX7080             666                ITF INDX 2006-AR5 03/30/06           $310,000.00
 1007098161          8161         XXXXXX8161             666                ITF INDX 2006-AR5 03/30/06           $588,000.00
 1007098203          8203         XXXXXX8203             666                ITF INDX 2006-AR5 03/30/06           $278,925.89
 1007101304          1304         XXXXXX1304             666                ITF INDX 2006-AR5 03/30/06           $459,999.98
 1007101759          1759         XXXXXX1759             666                ITF INDX 2006-AR5 03/30/06           $406,671.62
 1007102161          2161         XXXXXX2161             666                ITF INDX 2006-AR5 03/30/06           $352,000.00
 1007102401          2401         XXXXXX2401             666                ITF INDX 2006-AR5 03/30/06           $208,080.38
 1007103490          3490         XXXXXX3490             666                ITF INDX 2006-AR5 03/30/06           $206,400.00
 1007104175          4175         XXXXXX4175             666                ITF INDX 2006-AR5 03/30/06           $594,899.99
 1007104522          4522         XXXXXX4522             666                ITF INDX 2006-AR5 03/30/06           $400,000.00
 1007104878          4878         XXXXXX4878             666                ITF INDX 2006-AR5 03/30/06           $409,656.39
 1007108275          8275         XXXXXX8275             666                ITF INDX 2006-AR5 03/30/06           $138,002.53
 1007108572          8572         XXXXXX8572             666                ITF INDX 2006-AR5 03/30/06           $501,573.52
 1007109240          9240         XXXXXX9240             666                ITF INDX 2006-AR5 03/30/06           $346,098.17
 1007109315          9315         XXXXXX9315             666                ITF INDX 2006-AR5 03/30/06           $200,000.00
 1007109893          9893         XXXXXX9893             666                ITF INDX 2006-AR5 03/30/06           $317,973.54
 1007111600          1600         XXXXXX1600             666                ITF INDX 2006-AR5 03/30/06           $311,200.00
 1007111642          1642         XXXXXX1642             666                ITF INDX 2006-AR5 03/30/06           $786,000.00
 1007111980          1980         XXXXXX1980             666                ITF INDX 2006-AR5 03/30/06           $222,046.78
 1007112442          2442         XXXXXX2442             666                ITF INDX 2006-AR5 03/30/06           $448,000.00
 1007113523          3523         XXXXXX3523             666                ITF INDX 2006-AR5 03/30/06           $240,000.00
 1007115494          5494         XXXXXX5494             666                ITF INDX 2006-AR5 03/30/06           $180,232.02
 1007116278          6278         XXXXXX6278             666                ITF INDX 2006-AR5 03/30/06           $200,000.00
 1007116807          6807         XXXXXX6807             666                ITF INDX 2006-AR5 03/30/06           $235,200.00
 1007116948          6948         XXXXXX6948             666                ITF INDX 2006-AR5 03/30/06           $100,000.00
 1007118134          8134         XXXXXX8134             666                ITF INDX 2006-AR5 03/30/06           $887,200.00
 1007120783          0783         XXXXXX0783             666                ITF INDX 2006-AR5 03/30/06           $216,281.93
 1007120890          0890         XXXXXX0890             666                ITF INDX 2006-AR5 03/30/06           $246,000.00
 1007120940          0940         XXXXXX0940             666                ITF INDX 2006-AR5 03/30/06           $162,400.00
 1007123720          3720         XXXXXX3720             666                ITF INDX 2006-AR5 03/30/06           $346,000.00
 1007124348          4348         XXXXXX4348             666                ITF INDX 2006-AR5 03/30/06           $417,000.00
 1007124512          4512         XXXXXX4512             666                ITF INDX 2006-AR5 03/30/06              $0.00
 1007125691          5691         XXXXXX5691             666                ITF INDX 2006-AR5 03/30/06           $595,000.00
 1007126475          6475         XXXXXX6475             666                ITF INDX 2006-AR5 03/30/06           $185,726.43
 1007127820          7820         XXXXXX7820             666                ITF INDX 2006-AR5 03/30/06           $599,993.80
 1007128331          8331         XXXXXX8331             666                ITF INDX 2006-AR5 03/30/06           $449,606.30
 1007129446          9446         XXXXXX9446             666                ITF INDX 2006-AR5 03/30/06           $359,904.37
 1007129768          9768         XXXXXX9768             666                ITF INDX 2006-AR5 03/30/06           $465,000.00
 1007129974          9974         XXXXXX9974             666                ITF INDX 2006-AR5 03/30/06           $310,000.00
 1007130048          0048         XXXXXX0048             666                ITF INDX 2006-AR5 03/30/06           $237,763.89
 1007130352          0352         XXXXXX0352             666                ITF INDX 2006-AR5 03/30/06           $450,000.00
 1007131400          1400         XXXXXX1400             666                ITF INDX 2006-AR5 03/30/06           $224,986.59
 1007131434          1434         XXXXXX1434             666                ITF INDX 2006-AR5 03/30/06           $494,350.00
 1007132242          2242         XXXXXX2242             666                ITF INDX 2006-AR5 03/30/06           $222,844.79
 1007132531          2531         XXXXXX2531             666                ITF INDX 2006-AR5 03/30/06           $515,000.00
 1007134065          4065         XXXXXX4065             666                ITF INDX 2006-AR5 03/30/06           $436,084.89
 1007134354          4354         XXXXXX4354             666                ITF INDX 2006-AR5 03/30/06           $111,061.68
 1007136292          6292         XXXXXX6292             666                ITF INDX 2006-AR5 03/30/06           $351,700.00
 1007137662          7662         XXXXXX7662             666                ITF INDX 2006-AR5 03/30/06           $189,900.00
 1007137894          7894         XXXXXX7894             666                ITF INDX 2006-AR5 03/30/06           $247,000.00
 1007137936          7936         XXXXXX7936             666                ITF INDX 2006-AR5 03/30/06           $409,600.00
 1007138272          8272         XXXXXX8272             666                ITF INDX 2006-AR5 03/30/06           $304,000.00
 1007140534          0534         XXXXXX0534             666                ITF INDX 2006-AR5 03/30/06           $204,000.00
 1007142431          2431         XXXXXX2431             666                ITF INDX 2006-AR5 03/30/06           $199,990.94
 1007142712          2712         XXXXXX2712             666                ITF INDX 2006-AR5 03/30/06           $531,860.82
 1007142753          2753         XXXXXX2753             666                ITF INDX 2006-AR5 03/30/06           $225,000.00
 1007143108          3108         XXXXXX3108             666                ITF INDX 2006-AR5 03/30/06           $488,000.00
 1007143363          3363         XXXXXX3363             666                ITF INDX 2006-AR5 03/30/06           $260,000.00
 1007143652          3652         XXXXXX3652             666                ITF INDX 2006-AR5 03/30/06           $624,124.82
 1007143884          3884         XXXXXX3884             666                ITF INDX 2006-AR5 03/30/06           $134,860.00
 1007144973          4973         XXXXXX4973             666                ITF INDX 2006-AR5 03/30/06           $139,997.83
 1007145095          5095         XXXXXX5095             666                ITF INDX 2006-AR5 03/30/06           $421,800.00
 1007145103          5103         XXXXXX5103             666                ITF INDX 2006-AR5 03/30/06           $554,759.72
 1007145293          5293         XXXXXX5293             666                ITF INDX 2006-AR5 03/30/06           $202,499.82
 1007145848          5848         XXXXXX5848             666                ITF INDX 2006-AR5 03/30/06           $384,000.00
 1007146390          6390         XXXXXX6390             666                ITF INDX 2006-AR5 03/30/06           $346,775.53
 1007146531          6531         XXXXXX6531             666                ITF INDX 2006-AR5 03/30/06           $293,065.54
 1007147174          7174         XXXXXX7174             666                ITF INDX 2006-AR5 03/30/06           $325,205.43
 1007147794          7794         XXXXXX7794             666                ITF INDX 2006-AR5 03/30/06           $269,622.00
 1007148644          8644         XXXXXX8644             666                ITF INDX 2006-AR5 03/30/06           $148,781.99
 1007149352          9352         XXXXXX9352             666                ITF INDX 2006-AR5 03/30/06           $316,797.58
 1007151333          1333         XXXXXX1333             666                ITF INDX 2006-AR5 03/30/06           $344,800.00
 1007151507          1507         XXXXXX1507             666                ITF INDX 2006-AR5 03/30/06           $473,200.00
 1007152604          2604         XXXXXX2604             666                ITF INDX 2006-AR5 03/30/06           $232,799.88
 1007154410          4410         XXXXXX4410             666                ITF INDX 2006-AR5 03/30/06           $327,368.92
 1007155391          5391         XXXXXX5391             666                ITF INDX 2006-AR5 03/30/06           $626,349.19
 1007159500          9500         XXXXXX9500             666                ITF INDX 2006-AR5 03/30/06           $476,000.00
 1007159609          9609         XXXXXX9609             666                ITF INDX 2006-AR5 03/30/06           $513,000.00
 1007159849          9849         XXXXXX9849             666                ITF INDX 2006-AR5 03/30/06           $204,000.00
 1007159930          9930         XXXXXX9930             666                ITF INDX 2006-AR5 03/30/06              $0.00
 1007160383          0383         XXXXXX0383             666                ITF INDX 2006-AR5 03/30/06           $278,000.00
 1007162561          2561         XXXXXX2561             666                ITF INDX 2006-AR5 03/30/06           $975,319.32
 1007163916          3916         XXXXXX3916             666                ITF INDX 2006-AR5 03/30/06           $594,675.75
 1007165044          5044         XXXXXX5044             666                ITF INDX 2006-AR5 03/30/06           $279,750.00
 1007170622          0622         XXXXXX0622             666                ITF INDX 2006-AR5 03/30/06           $857,500.00
 1007171141          1141         XXXXXX1141             666                ITF INDX 2006-AR5 03/30/06           $346,948.13
 1007171786          1786         XXXXXX1786             666                ITF INDX 2006-AR5 03/30/06           $246,979.00
 1007172685          2685         XXXXXX2685             666                ITF INDX 2006-AR5 03/30/06           $119,200.00
 1007174277          4277         XXXXXX4277             666                ITF INDX 2006-AR5 03/30/06           $380,000.00
 1007176777          6777         XXXXXX6777             666                ITF INDX 2006-AR5 03/30/06           $424,000.00
 1007177361          7361         XXXXXX7361             666                ITF INDX 2006-AR5 03/30/06           $298,000.00
 1007177627          7627         XXXXXX7627             666                ITF INDX 2006-AR5 03/30/06           $625,500.00
 1007178542          8542         XXXXXX8542             666                ITF INDX 2006-AR5 03/30/06           $380,000.00
 1007179607          9607         XXXXXX9607             666                ITF INDX 2006-AR5 03/30/06           $331,850.20
 1007180381          0381         XXXXXX0381             666                ITF INDX 2006-AR5 03/30/06           $227,500.00
 1007180845          0845         XXXXXX0845             666                ITF INDX 2006-AR5 03/30/06           $412,292.38
 1007184235          4235         XXXXXX4235             666                ITF INDX 2006-AR5 03/30/06           $500,000.00
 1007184458          4458         XXXXXX4458             666                ITF INDX 2006-AR5 03/30/06           $416,489.85
 1007184748          4748         XXXXXX4748             666                ITF INDX 2006-AR5 03/30/06           $220,000.00
 1007184797          4797         XXXXXX4797             666                ITF INDX 2006-AR5 03/30/06           $288,000.00
 1007184904          4904         XXXXXX4904             666                ITF INDX 2006-AR5 03/30/06           $297,500.00
 1007185075          5075         XXXXXX5075             666                ITF INDX 2006-AR5 03/30/06           $523,999.49
 1007185455          5455         XXXXXX5455             666                ITF INDX 2006-AR5 03/30/06           $576,000.00
 1007185521          5521         XXXXXX5521             666                ITF INDX 2006-AR5 03/30/06           $808,931.51
 1007186610          6610         XXXXXX6610             666                ITF INDX 2006-AR5 03/30/06           $414,918.70
 1007186719          6719         XXXXXX6719             666                ITF INDX 2006-AR5 03/30/06           $280,000.00
 1007186750          6750         XXXXXX6750             666                ITF INDX 2006-AR5 03/30/06           $288,499.96
 1007186925          6925         XXXXXX6925             666                ITF INDX 2006-AR5 03/30/06           $251,200.00
 1007187402          7402         XXXXXX7402             666                ITF INDX 2006-AR5 03/30/06           $500,000.00
 1007189515          9515         XXXXXX9515             666                ITF INDX 2006-AR5 03/30/06           $410,000.00
 1007190794          0794         XXXXXX0794             666                ITF INDX 2006-AR5 03/30/06           $355,000.00
 1007191560          1560         XXXXXX1560             666                ITF INDX 2006-AR5 03/30/06           $207,000.00
 1007191909          1909         XXXXXX1909             666                ITF INDX 2006-AR5 03/30/06           $300,000.00
 1007192584          2584         XXXXXX2584             666                ITF INDX 2006-AR5 03/30/06           $500,000.00
 1007192873          2873         XXXXXX2873             666                ITF INDX 2006-AR5 03/30/06           $417,000.00
 1007193772          3772         XXXXXX3772             666                ITF INDX 2006-AR5 03/30/06           $391,555.34
 1007200494          0494         XXXXXX0494             666                ITF INDX 2006-AR5 03/30/06           $795,000.00
 1007201492          1492         XXXXXX1492             666                ITF INDX 2006-AR5 03/30/06           $340,000.00
 1007202466          2466         XXXXXX2466             666                ITF INDX 2006-AR5 03/30/06           $108,000.00
 1007202854          2854         XXXXXX2854             666                ITF INDX 2006-AR5 03/30/06           $560,000.00
 1007205139          5139         XXXXXX5139             666                ITF INDX 2006-AR5 03/30/06           $175,000.00
 1007205527          5527         XXXXXX5527             666                ITF INDX 2006-AR5 03/30/06           $244,000.00
 1007205576          5576         XXXXXX5576             666                ITF INDX 2006-AR5 03/30/06           $141,257.43
 1007210873          0873         XXXXXX0873             666                ITF INDX 2006-AR5 03/30/06           $409,500.00
 1007211277          1277         XXXXXX1277             666                ITF INDX 2006-AR5 03/30/06           $215,000.00
 1007211590          1590         XXXXXX1590             666                ITF INDX 2006-AR5 03/30/06           $208,080.38
 1007213042          3042         XXXXXX3042             666                ITF INDX 2006-AR5 03/30/06           $329,999.99
 1007213273          3273         XXXXXX3273             666                ITF INDX 2006-AR5 03/30/06           $212,000.00
 1007213893          3893         XXXXXX3893             666                ITF INDX 2006-AR5 03/30/06           $850,000.00
 1007215245          5245         XXXXXX5245             666                ITF INDX 2006-AR5 03/30/06           $346,712.38
 1007215310          5310         XXXXXX5310             666                ITF INDX 2006-AR5 03/30/06           $535,500.00
 1007216615          6615         XXXXXX6615             666                ITF INDX 2006-AR5 03/30/06           $453,750.00
 1007217399          7399         XXXXXX7399             666                ITF INDX 2006-AR5 03/30/06           $190,000.00
 1007217563          7563         XXXXXX7563             666                ITF INDX 2006-AR5 03/30/06           $456,996.75
 1007218967          8967         XXXXXX8967             666                ITF INDX 2006-AR5 03/30/06           $295,650.00
 1007219361          9361         XXXXXX9361             666                ITF INDX 2006-AR5 03/30/06           $206,738.28
 1007220708          0708         XXXXXX0708             666                ITF INDX 2006-AR5 03/30/06           $297,600.00
 1007221672          1672         XXXXXX1672             666                ITF INDX 2006-AR5 03/30/06           $439,730.64
 1007224643          4643         XXXXXX4643             666                ITF INDX 2006-AR5 03/30/06           $239,999.73
 1007226119          6119         XXXXXX6119             666                ITF INDX 2006-AR5 03/30/06          $1,145,000.00
 1007226259          6259         XXXXXX6259             666                ITF INDX 2006-AR5 03/30/06           $384,400.00
 1007227281          7281         XXXXXX7281             666                ITF INDX 2006-AR5 03/30/06           $128,000.00
 1007229352          9352         XXXXXX9352             666                ITF INDX 2006-AR5 03/30/06           $360,000.00
 1007230616          0616         XXXXXX0616             666                ITF INDX 2006-AR5 03/30/06           $617,500.00
 1007230848          0848         XXXXXX0848             666                ITF INDX 2006-AR5 03/30/06           $612,000.00
 1007231135          1135         XXXXXX1135             666                ITF INDX 2006-AR5 03/30/06            $89,382.82
 1007231309          1309         XXXXXX1309             666                ITF INDX 2006-AR5 03/30/06           $432,000.00
 1007232174          2174         XXXXXX2174             666                ITF INDX 2006-AR5 03/30/06           $415,000.00
 1007232570          2570         XXXXXX2570             666                ITF INDX 2006-AR5 03/30/06           $362,041.73
 1007232984          2984         XXXXXX2984             666                ITF INDX 2006-AR5 03/30/06           $461,319.13
 1007234865          4865         XXXXXX4865             666                ITF INDX 2006-AR5 03/30/06           $183,986.92
 1007235003          5003         XXXXXX5003             666                ITF INDX 2006-AR5 03/30/06           $185,000.00
 1007236639          6639         XXXXXX6639             666                ITF INDX 2006-AR5 03/30/06           $305,000.00
 1007237108          7108         XXXXXX7108             666                ITF INDX 2006-AR5 03/30/06           $372,154.56
 1007238437          8437         XXXXXX8437             666                ITF INDX 2006-AR5 03/30/06           $660,000.00
 1007238569          8569         XXXXXX8569             666                ITF INDX 2006-AR5 03/30/06           $260,035.83
 1007238957          8957         XXXXXX8957             666                ITF INDX 2006-AR5 03/30/06           $555,000.00
 1007241175          1175         XXXXXX1175             666                ITF INDX 2006-AR5 03/30/06              $0.00
 1007241704          1704         XXXXXX1704             666                ITF INDX 2006-AR5 03/30/06           $600,000.00
 1007242058          2058         XXXXXX2058             666                ITF INDX 2006-AR5 03/30/06           $251,934.37
 1007242611          2611         XXXXXX2611             666                ITF INDX 2006-AR5 03/30/06           $344,000.00
 1007243346          3346         XXXXXX3346             666                ITF INDX 2006-AR5 03/30/06           $385,981.65
 1007244211          4211         XXXXXX4211             666                ITF INDX 2006-AR5 03/30/06           $112,000.00
 1007244864          4864         XXXXXX4864             666                ITF INDX 2006-AR5 03/30/06           $169,739.57
 1007245143          5143         XXXXXX5143             666                ITF INDX 2006-AR5 03/30/06           $407,000.00
 1007245184          5184         XXXXXX5184             666                ITF INDX 2006-AR5 03/30/06           $412,000.00
 1007245929          5929         XXXXXX5929             666                ITF INDX 2006-AR5 03/30/06           $306,000.00
 1007246281          6281         XXXXXX6281             666                ITF INDX 2006-AR5 03/30/06           $497,250.00
 1007246612          6612         XXXXXX6612             666                ITF INDX 2006-AR5 03/30/06           $452,000.00
 1007247214          7214         XXXXXX7214             666                ITF INDX 2006-AR5 03/30/06           $440,564.93
 1007247487          7487         XXXXXX7487             666                ITF INDX 2006-AR5 03/30/06           $162,000.00
 1007247651          7651         XXXXXX7651             666                ITF INDX 2006-AR5 03/30/06           $319,038.58
 1007251539          1539         XXXXXX1539             666                ITF INDX 2006-AR5 03/30/06           $620,000.00
 1007251844          1844         XXXXXX1844             666                ITF INDX 2006-AR5 03/30/06           $183,177.15
 1007253436          3436         XXXXXX3436             666                ITF INDX 2006-AR5 03/30/06           $310,400.00
 1007254285          4285         XXXXXX4285             666                ITF INDX 2006-AR5 03/30/06           $304,943.24
 1007254418          4418         XXXXXX4418             666                ITF INDX 2006-AR5 03/30/06           $279,909.82
 1007256785          6785         XXXXXX6785             666                ITF INDX 2006-AR5 03/30/06           $694,987.17
 1007257486          7486         XXXXXX7486             666                ITF INDX 2006-AR5 03/30/06           $429,995.86
 1007258039          8039         XXXXXX8039             666                ITF INDX 2006-AR5 03/30/06           $292,500.00
 1007258062          8062         XXXXXX8062             666                ITF INDX 2006-AR5 03/30/06           $313,500.00
 1007261017          1017         XXXXXX1017             666                ITF INDX 2006-AR5 03/30/06           $660,000.00
 1007263880          3880         XXXXXX3880             666                ITF INDX 2006-AR5 03/30/06           $560,000.00
 1007264656          4656         XXXXXX4656             666                ITF INDX 2006-AR5 03/30/06           $348,762.88
 1007267048          7048         XXXXXX7048             666                ITF INDX 2006-AR5 03/30/06           $208,216.30
 1007268400          8400         XXXXXX8400             666                ITF INDX 2006-AR5 03/30/06           $729,928.52
 1007269291          9291         XXXXXX9291             666                ITF INDX 2006-AR5 03/30/06           $545,748.25
 1007269432          9432         XXXXXX9432             666                ITF INDX 2006-AR5 03/30/06           $559,995.00
 1007270489          0489         XXXXXX0489             666                ITF INDX 2006-AR5 03/30/06           $291,998.67
 1007273830          3830         XXXXXX3830             666                ITF INDX 2006-AR5 03/30/06           $740,000.00
 1007274218          4218         XXXXXX4218             666                ITF INDX 2006-AR5 03/30/06           $390,000.00
 1007274614          4614         XXXXXX4614             666                ITF INDX 2006-AR5 03/30/06           $374,015.74
 1007275272          5272         XXXXXX5272             666                ITF INDX 2006-AR5 03/30/06           $478,400.00
 1007277864          7864         XXXXXX7864             666                ITF INDX 2006-AR5 03/30/06           $323,000.00
 1007278664          8664         XXXXXX8664             666                ITF INDX 2006-AR5 03/30/06           $572,000.00
 1007278821          8821         XXXXXX8821             666                ITF INDX 2006-AR5 03/30/06           $825,000.00
 1007279365          9365         XXXXXX9365             666                ITF INDX 2006-AR5 03/30/06           $340,000.00
 1007279829          9829         XXXXXX9829             666                ITF INDX 2006-AR5 03/30/06           $649,813.80
 1007280363          0363         XXXXXX0363             666                ITF INDX 2006-AR5 03/30/06           $417,000.00
 1007281080          1080         XXXXXX1080             666                ITF INDX 2006-AR5 03/30/06           $270,000.00
 1007286253          6253         XXXXXX6253             666                ITF INDX 2006-AR5 03/30/06           $317,526.20
 1007305384          5384         XXXXXX5384             666                ITF INDX 2006-AR5 03/30/06           $173,610.79
 1007307190          7190         XXXXXX7190             666                ITF INDX 2006-AR5 03/30/06           $420,164.97
 3001480494          0494         XXXXXX0494             666                ITF INDX 2006-AR5 03/30/06           $412,000.00
 3001645294          5294         XXXXXX5294             666                ITF INDX 2006-AR5 03/30/06           $426,107.44
 3001645344          5344         XXXXXX5344             666                ITF INDX 2006-AR5 03/30/06           $440,000.00
 3001645468          5468         XXXXXX5468             666                ITF INDX 2006-AR5 03/30/06           $165,000.00
 3001645484          5484         XXXXXX5484             666                ITF INDX 2006-AR5 03/30/06           $253,600.00
 3001645534          5534         XXXXXX5534             666                ITF INDX 2006-AR5 03/30/06           $401,326.35
 3001645682          5682         XXXXXX5682             666                ITF INDX 2006-AR5 03/30/06           $425,823.07
 3001645880          5880         XXXXXX5880             666                ITF INDX 2006-AR5 03/30/06           $517,859.03
 3001646078          6078         XXXXXX6078             666                ITF INDX 2006-AR5 03/30/06           $400,000.00
 3001712318          2318         XXXXXX2318             666                ITF INDX 2006-AR5 03/30/06           $211,150.00
 3001712581          2581         XXXXXX2581             666                ITF INDX 2006-AR5 03/30/06           $465,948.00
 3001712623          2623         XXXXXX2623             666                ITF INDX 2006-AR5 03/30/06           $186,528.86
 3001712862          2862         XXXXXX2862             666                ITF INDX 2006-AR5 03/30/06           $649,950.00
 3001712888          2888         XXXXXX2888             666                ITF INDX 2006-AR5 03/30/06           $326,846.85
 3001712961          2961         XXXXXX2961             666                ITF INDX 2006-AR5 03/30/06           $625,500.00
 1006066631          6631         XXXXXX6631             667                ITF INDX 2006-AR7 03/30/06           $357,695.83
 1006092652          2652         XXXXXX2652             667                ITF INDX 2006-AR7 03/30/06           $310,400.49
 1006167165          7165         XXXXXX7165             667                ITF INDX 2006-AR7 03/30/06           $308,000.00
 1006199036          9036         XXXXXX9036             667                ITF INDX 2006-AR7 03/30/06           $206,673.00
 1006296022          6022         XXXXXX6022             667                ITF INDX 2006-AR7 03/30/06           $244,736.33
 1006412587          2587         XXXXXX2587             667                ITF INDX 2006-AR7 03/30/06           $317,200.00
 1006421190          1190         XXXXXX1190             667                ITF INDX 2006-AR7 03/30/06            $92,929.99
 1006607178          7178         XXXXXX7178             667                ITF INDX 2006-AR7 03/30/06           $259,996.25
 1006664237          4237         XXXXXX4237             667                ITF INDX 2006-AR7 03/30/06           $173,600.00
 1006761074          1074         XXXXXX1074             667                ITF INDX 2006-AR7 03/30/06            $58,980.97
 1006783508          3508         XXXXXX3508             667                ITF INDX 2006-AR7 03/30/06            $92,120.79
 1006787723          7723         XXXXXX7723             667                ITF INDX 2006-AR7 03/30/06            $96,639.00
 1006814725          4725         XXXXXX4725             667                ITF INDX 2006-AR7 03/30/06           $600,000.00
 1006889339          9339         XXXXXX9339             667                ITF INDX 2006-AR7 03/30/06           $503,860.87
 1006894222          4222         XXXXXX4222             667                ITF INDX 2006-AR7 03/30/06            $39,628.64
 1006894271          4271         XXXXXX4271             667                ITF INDX 2006-AR7 03/30/06           $355,643.21
 1006900722          0722         XXXXXX0722             667                ITF INDX 2006-AR7 03/30/06           $104,000.00
 1006903486          3486         XXXXXX3486             667                ITF INDX 2006-AR7 03/30/06           $174,400.00
 1006907297          7297         XXXXXX7297             667                ITF INDX 2006-AR7 03/30/06           $117,520.00
 1006907339          7339         XXXXXX7339             667                ITF INDX 2006-AR7 03/30/06           $179,200.00
 1006909368          9368         XXXXXX9368             667                ITF INDX 2006-AR7 03/30/06           $148,000.00
 1006909392          9392         XXXXXX9392             667                ITF INDX 2006-AR7 03/30/06           $156,768.21
 1006912156          2156         XXXXXX2156             667                ITF INDX 2006-AR7 03/30/06           $408,158.00
 1006912867          2867         XXXXXX2867             667                ITF INDX 2006-AR7 03/30/06            $92,725.28
 1006920001          0001         XXXXXX0001             667                ITF INDX 2006-AR7 03/30/06           $155,200.00
 1006921736          1736         XXXXXX1736             667                ITF INDX 2006-AR7 03/30/06           $224,000.00
 1006922239          2239         XXXXXX2239             667                ITF INDX 2006-AR7 03/30/06           $436,800.00
 1006925083          5083         XXXXXX5083             667                ITF INDX 2006-AR7 03/30/06           $275,200.00
 1006925729          5729         XXXXXX5729             667                ITF INDX 2006-AR7 03/30/06           $484,096.00
 1006925836          5836         XXXXXX5836             667                ITF INDX 2006-AR7 03/30/06           $542,750.00
 1006929275          9275         XXXXXX9275             667                ITF INDX 2006-AR7 03/30/06           $268,000.00
 1006931552          1552         XXXXXX1552             667                ITF INDX 2006-AR7 03/30/06           $200,800.00
 1006931768          1768         XXXXXX1768             667                ITF INDX 2006-AR7 03/30/06           $135,960.00
 1006932477          2477         XXXXXX2477             667                ITF INDX 2006-AR7 03/30/06           $488,000.00
 1006935298          5298         XXXXXX5298             667                ITF INDX 2006-AR7 03/30/06           $298,975.73
 1006936924          6924         XXXXXX6924             667                ITF INDX 2006-AR7 03/30/06           $118,093.27
 1006938367          8367         XXXXXX8367             667                ITF INDX 2006-AR7 03/30/06           $247,925.08
 1006939829          9829         XXXXXX9829             667                ITF INDX 2006-AR7 03/30/06           $245,584.10
 1006940488          0488         XXXXXX0488             667                ITF INDX 2006-AR7 03/30/06            $90,432.45
 1006940637          0637         XXXXXX0637             667                ITF INDX 2006-AR7 03/30/06           $272,000.00
 1006940819          0819         XXXXXX0819             667                ITF INDX 2006-AR7 03/30/06           $146,409.29
 1006940975          0975         XXXXXX0975             667                ITF INDX 2006-AR7 03/30/06           $304,000.00
 1006944605          4605         XXXXXX4605             667                ITF INDX 2006-AR7 03/30/06           $329,600.00
 1006945842          5842         XXXXXX5842             667                ITF INDX 2006-AR7 03/30/06           $356,000.00
 1006946881          6881         XXXXXX6881             667                ITF INDX 2006-AR7 03/30/06           $229,825.16
 1006947186          7186         XXXXXX7186             667                ITF INDX 2006-AR7 03/30/06           $256,000.00
 1006947830          7830         XXXXXX7830             667                ITF INDX 2006-AR7 03/30/06           $132,000.00
 1006949455          9455         XXXXXX9455             667                ITF INDX 2006-AR7 03/30/06            $57,791.19
 1006950081          0081         XXXXXX0081             667                ITF INDX 2006-AR7 03/30/06           $264,000.00
 1006950875          0875         XXXXXX0875             667                ITF INDX 2006-AR7 03/30/06           $460,000.00
 1006952368          2368         XXXXXX2368             667                ITF INDX 2006-AR7 03/30/06           $222,247.58
 1006952525          2525         XXXXXX2525             667                ITF INDX 2006-AR7 03/30/06           $175,000.00
 1006952863          2863         XXXXXX2863             667                ITF INDX 2006-AR7 03/30/06           $290,539.87
 1006957136          7136         XXXXXX7136             667                ITF INDX 2006-AR7 03/30/06           $224,250.00
 1006958670          8670         XXXXXX8670             667                ITF INDX 2006-AR7 03/30/06           $323,200.00
 1006963746          3746         XXXXXX3746             667                ITF INDX 2006-AR7 03/30/06           $271,940.81
 1006964256          4256         XXXXXX4256             667                ITF INDX 2006-AR7 03/30/06           $412,000.00
 1006965014          5014         XXXXXX5014             667                ITF INDX 2006-AR7 03/30/06           $476,000.00
 1006965543          5543         XXXXXX5543             667                ITF INDX 2006-AR7 03/30/06           $195,042.17
 1006966392          6392         XXXXXX6392             667                ITF INDX 2006-AR7 03/30/06           $191,988.61
 1006966731          6731         XXXXXX6731             667                ITF INDX 2006-AR7 03/30/06           $261,600.00
 1006966988          6988         XXXXXX6988             667                ITF INDX 2006-AR7 03/30/06           $144,000.00
 1006968273          8273         XXXXXX8273             667                ITF INDX 2006-AR7 03/30/06           $307,979.00
 1006968307          8307         XXXXXX8307             667                ITF INDX 2006-AR7 03/30/06           $186,599.75
 1006968513          8513         XXXXXX8513             667                ITF INDX 2006-AR7 03/30/06           $124,000.00
 1006969248          9248         XXXXXX9248             667                ITF INDX 2006-AR7 03/30/06           $241,527.00
 1006972572          2572         XXXXXX2572             667                ITF INDX 2006-AR7 03/30/06           $275,600.00
 1006973588          3588         XXXXXX3588             667                ITF INDX 2006-AR7 03/30/06           $228,000.00
 1006974594          4594         XXXXXX4594             667                ITF INDX 2006-AR7 03/30/06              $0.00
 1006974628          4628         XXXXXX4628             667                ITF INDX 2006-AR7 03/30/06           $181,658.33
 1006974677          4677         XXXXXX4677             667                ITF INDX 2006-AR7 03/30/06           $109,993.31
 1006975203          5203         XXXXXX5203             667                ITF INDX 2006-AR7 03/30/06           $367,600.00
 1006976383          6383         XXXXXX6383             667                ITF INDX 2006-AR7 03/30/06           $253,599.30
 1006980120          0120         XXXXXX0120             667                ITF INDX 2006-AR7 03/30/06           $188,000.00
 1006982308          2308         XXXXXX2308             667                ITF INDX 2006-AR7 03/30/06           $209,510.67
 1006983223          3223         XXXXXX3223             667                ITF INDX 2006-AR7 03/30/06           $203,644.55
 1006983728          3728         XXXXXX3728             667                ITF INDX 2006-AR7 03/30/06           $311,920.00
 1006984007          4007         XXXXXX4007             667                ITF INDX 2006-AR7 03/30/06           $212,000.00
 1006986010          6010         XXXXXX6010             667                ITF INDX 2006-AR7 03/30/06           $165,750.00
 1006987216          7216         XXXXXX7216             667                ITF INDX 2006-AR7 03/30/06           $127,996.83
 1006987232          7232         XXXXXX7232             667                ITF INDX 2006-AR7 03/30/06           $359,200.00
 1006988248          8248         XXXXXX8248             667                ITF INDX 2006-AR7 03/30/06           $211,200.00
 1006988792          8792         XXXXXX8792             667                ITF INDX 2006-AR7 03/30/06           $395,000.00
 1006989196          9196         XXXXXX9196             667                ITF INDX 2006-AR7 03/30/06           $143,283.98
 1006989576          9576         XXXXXX9576             667                ITF INDX 2006-AR7 03/30/06           $162,996.16
 1006989584          9584         XXXXXX9584             667                ITF INDX 2006-AR7 03/30/06           $259,719.01
 1006990087          0087         XXXXXX0087             667                ITF INDX 2006-AR7 03/30/06           $320,000.00
 1006991317          1317         XXXXXX1317             667                ITF INDX 2006-AR7 03/30/06           $453,600.00
 1006992109          2109         XXXXXX2109             667                ITF INDX 2006-AR7 03/30/06           $134,524.73
 1006992588          2588         XXXXXX2588             667                ITF INDX 2006-AR7 03/30/06           $259,744.63
 1006995417          5417         XXXXXX5417             667                ITF INDX 2006-AR7 03/30/06           $266,400.00
 1006995581          5581         XXXXXX5581             667                ITF INDX 2006-AR7 03/30/06           $296,000.00
 1006997264          7264         XXXXXX7264             667                ITF INDX 2006-AR7 03/30/06           $160,000.00
 1006997272          7272         XXXXXX7272             667                ITF INDX 2006-AR7 03/30/06           $480,000.00
 1006997983          7983         XXXXXX7983             667                ITF INDX 2006-AR7 03/30/06           $304,000.00
 1007002429          2429         XXXXXX2429             667                ITF INDX 2006-AR7 03/30/06              $0.00
 1007002536          2536         XXXXXX2536             667                ITF INDX 2006-AR7 03/30/06           $275,771.39
 1007002825          2825         XXXXXX2825             667                ITF INDX 2006-AR7 03/30/06           $466,800.00
 1007003385          3385         XXXXXX3385             667                ITF INDX 2006-AR7 03/30/06           $316,000.00
 1007004136          4136         XXXXXX4136             667                ITF INDX 2006-AR7 03/30/06           $375,000.00
 1007004532          4532         XXXXXX4532             667                ITF INDX 2006-AR7 03/30/06           $150,000.00
 1007004664          4664         XXXXXX4664             667                ITF INDX 2006-AR7 03/30/06           $229,650.00
 1007007881          7881         XXXXXX7881             667                ITF INDX 2006-AR7 03/30/06           $103,788.84
 1007008384          8384         XXXXXX8384             667                ITF INDX 2006-AR7 03/30/06           $149,850.00
 1007008582          8582         XXXXXX8582             667                ITF INDX 2006-AR7 03/30/06           $340,000.00
 1007012113          2113         XXXXXX2113             667                ITF INDX 2006-AR7 03/30/06           $291,920.00
 1007012808          2808         XXXXXX2808             667                ITF INDX 2006-AR7 03/30/06           $483,200.00
 1007013004          3004         XXXXXX3004             667                ITF INDX 2006-AR7 03/30/06           $358,198.92
 1007013079          3079         XXXXXX3079             667                ITF INDX 2006-AR7 03/30/06              $0.00
 1007013087          3087         XXXXXX3087             667                ITF INDX 2006-AR7 03/30/06           $500,000.00
 1007013558          3558         XXXXXX3558             667                ITF INDX 2006-AR7 03/30/06           $312,000.00
 1007014010          4010         XXXXXX4010             667                ITF INDX 2006-AR7 03/30/06           $130,000.00
 1007014382          4382         XXXXXX4382             667                ITF INDX 2006-AR7 03/30/06           $234,800.00
 1007014622          4622         XXXXXX4622             667                ITF INDX 2006-AR7 03/30/06           $167,170.74
 1007014655          4655         XXXXXX4655             667                ITF INDX 2006-AR7 03/30/06           $471,687.48
 1007015116          5116         XXXXXX5116             667                ITF INDX 2006-AR7 03/30/06           $185,218.91
 1007015421          5421         XXXXXX5421             667                ITF INDX 2006-AR7 03/30/06           $181,600.00
 1007017203          7203         XXXXXX7203             667                ITF INDX 2006-AR7 03/30/06           $162,966.96
 1007017211          7211         XXXXXX7211             667                ITF INDX 2006-AR7 03/30/06           $420,495.52
 1007017229          7229         XXXXXX7229             667                ITF INDX 2006-AR7 03/30/06           $284,905.30
 1007017245          7245         XXXXXX7245             667                ITF INDX 2006-AR7 03/30/06           $303,300.00
 1007017260          7260         XXXXXX7260             667                ITF INDX 2006-AR7 03/30/06           $582,350.00
 1007017419          7419         XXXXXX7419             667                ITF INDX 2006-AR7 03/30/06           $482,000.00
 1007018219          8219         XXXXXX8219             667                ITF INDX 2006-AR7 03/30/06           $233,815.37
 1007019258          9258         XXXXXX9258             667                ITF INDX 2006-AR7 03/30/06           $287,448.22
 1007019969          9969         XXXXXX9969             667                ITF INDX 2006-AR7 03/30/06            $99,200.00
 1007021692          1692         XXXXXX1692             667                ITF INDX 2006-AR7 03/30/06           $264,000.00
 1007022898          2898         XXXXXX2898             667                ITF INDX 2006-AR7 03/30/06           $343,570.15
 1007022914          2914         XXXXXX2914             667                ITF INDX 2006-AR7 03/30/06           $124,489.84
 1007027749          7749         XXXXXX7749             667                ITF INDX 2006-AR7 03/30/06           $153,000.00
 1007028200          8200         XXXXXX8200             667                ITF INDX 2006-AR7 03/30/06           $251,939.74
 1007028432          8432         XXXXXX8432             667                ITF INDX 2006-AR7 03/30/06           $175,919.98
 1007029190          9190         XXXXXX9190             667                ITF INDX 2006-AR7 03/30/06           $289,600.00
 1007030446          0446         XXXXXX0446             667                ITF INDX 2006-AR7 03/30/06           $294,320.00
 1007030552          0552         XXXXXX0552             667                ITF INDX 2006-AR7 03/30/06           $465,532.48
 1007031840          1840         XXXXXX1840             667                ITF INDX 2006-AR7 03/30/06            $85,896.59
 1007032194          2194         XXXXXX2194             667                ITF INDX 2006-AR7 03/30/06           $115,840.65
 1007033820          3820         XXXXXX3820             667                ITF INDX 2006-AR7 03/30/06           $311,200.00
 1007033853          3853         XXXXXX3853             667                ITF INDX 2006-AR7 03/30/06           $196,000.00
 1007034976          4976         XXXXXX4976             667                ITF INDX 2006-AR7 03/30/06           $149,085.00
 1007036146          6146         XXXXXX6146             667                ITF INDX 2006-AR7 03/30/06           $156,000.00
 1007036229          6229         XXXXXX6229             667                ITF INDX 2006-AR7 03/30/06           $226,500.00
 1007038563          8563         XXXXXX8563             667                ITF INDX 2006-AR7 03/30/06           $243,840.00
 1007040189          0189         XXXXXX0189             667                ITF INDX 2006-AR7 03/30/06           $142,400.00
 1007040346          0346         XXXXXX0346             667                ITF INDX 2006-AR7 03/30/06           $346,600.00
 1007041690          1690         XXXXXX1690             667                ITF INDX 2006-AR7 03/30/06           $463,950.00
 1007042565          2565         XXXXXX2565             667                ITF INDX 2006-AR7 03/30/06           $239,854.56
 1007045212          5212         XXXXXX5212             667                ITF INDX 2006-AR7 03/30/06           $211,200.00
 1007045238          5238         XXXXXX5238             667                ITF INDX 2006-AR7 03/30/06           $307,962.84
 1007045261          5261         XXXXXX5261             667                ITF INDX 2006-AR7 03/30/06           $380,000.00
 1007045279          5279         XXXXXX5279             667                ITF INDX 2006-AR7 03/30/06            $91,725.07
 1007045287          5287         XXXXXX5287             667                ITF INDX 2006-AR7 03/30/06           $216,556.30
 1007045295          5295         XXXXXX5295             667                ITF INDX 2006-AR7 03/30/06           $302,000.00
 1007045303          5303         XXXXXX5303             667                ITF INDX 2006-AR7 03/30/06           $283,901.53
 1007045329          5329         XXXXXX5329             667                ITF INDX 2006-AR7 03/30/06           $285,600.00
 1007045386          5386         XXXXXX5386             667                ITF INDX 2006-AR7 03/30/06           $284,000.00
 1007045394          5394         XXXXXX5394             667                ITF INDX 2006-AR7 03/30/06           $195,000.00
 1007045402          5402         XXXXXX5402             667                ITF INDX 2006-AR7 03/30/06           $297,500.00
 1007045527          5527         XXXXXX5527             667                ITF INDX 2006-AR7 03/30/06           $510,950.85
 1007048604          8604         XXXXXX8604             667                ITF INDX 2006-AR7 03/30/06           $290,000.00
 1007049024          9024         XXXXXX9024             667                ITF INDX 2006-AR7 03/30/06           $336,000.00
 1007049149          9149         XXXXXX9149             667                ITF INDX 2006-AR7 03/30/06           $126,869.59
 1007051129          1129         XXXXXX1129             667                ITF INDX 2006-AR7 03/30/06           $190,344.79
 1007051731          1731         XXXXXX1731             667                ITF INDX 2006-AR7 03/30/06           $336,131.90
 1007051871          1871         XXXXXX1871             667                ITF INDX 2006-AR7 03/30/06           $207,947.96
 1007052663          2663         XXXXXX2663             667                ITF INDX 2006-AR7 03/30/06           $175,360.83
 1007052945          2945         XXXXXX2945             667                ITF INDX 2006-AR7 03/30/06           $160,000.00
 1007054016          4016         XXXXXX4016             667                ITF INDX 2006-AR7 03/30/06           $193,440.00
 1007054800          4800         XXXXXX4800             667                ITF INDX 2006-AR7 03/30/06           $119,200.00
 1007056623          6623         XXXXXX6623             667                ITF INDX 2006-AR7 03/30/06           $351,899.06
 1007057373          7373         XXXXXX7373             667                ITF INDX 2006-AR7 03/30/06              $0.00
 1007057688          7688         XXXXXX7688             667                ITF INDX 2006-AR7 03/30/06           $141,520.00
 1007058082          8082         XXXXXX8082             667                ITF INDX 2006-AR7 03/30/06           $373,120.00
 1007061383          1383         XXXXXX1383             667                ITF INDX 2006-AR7 03/30/06           $207,457.23
 1007061391          1391         XXXXXX1391             667                ITF INDX 2006-AR7 03/30/06           $225,862.00
 1007061417          1417         XXXXXX1417             667                ITF INDX 2006-AR7 03/30/06           $663,153.97
 1007061441          1441         XXXXXX1441             667                ITF INDX 2006-AR7 03/30/06           $128,663.74
 1007061466          1466         XXXXXX1466             667                ITF INDX 2006-AR7 03/30/06           $387,338.73
 1007061474          1474         XXXXXX1474             667                ITF INDX 2006-AR7 03/30/06            $83,719.97
 1007061482          1482         XXXXXX1482             667                ITF INDX 2006-AR7 03/30/06           $244,593.79
 1007061490          1490         XXXXXX1490             667                ITF INDX 2006-AR7 03/30/06           $118,542.95
 1007061508          1508         XXXXXX1508             667                ITF INDX 2006-AR7 03/30/06           $160,910.88
 1007061532          1532         XXXXXX1532             667                ITF INDX 2006-AR7 03/30/06           $277,102.25
 1007061581          1581         XXXXXX1581             667                ITF INDX 2006-AR7 03/30/06           $152,800.00
 1007061698          1698         XXXXXX1698             667                ITF INDX 2006-AR7 03/30/06            $99,942.09
 1007061706          1706         XXXXXX1706             667                ITF INDX 2006-AR7 03/30/06           $780,000.00
 1007061797          1797         XXXXXX1797             667                ITF INDX 2006-AR7 03/30/06           $299,843.36
 1007061805          1805         XXXXXX1805             667                ITF INDX 2006-AR7 03/30/06           $269,600.00
 1007061854          1854         XXXXXX1854             667                ITF INDX 2006-AR7 03/30/06           $152,950.00
 1007061904          1904         XXXXXX1904             667                ITF INDX 2006-AR7 03/30/06           $222,180.00
 1007061912          1912         XXXXXX1912             667                ITF INDX 2006-AR7 03/30/06           $524,000.00
 1007061920          1920         XXXXXX1920             667                ITF INDX 2006-AR7 03/30/06           $430,400.00
 1007061961          1961         XXXXXX1961             667                ITF INDX 2006-AR7 03/30/06           $156,580.13
 1007061979          1979         XXXXXX1979             667                ITF INDX 2006-AR7 03/30/06           $297,400.00
 1007061987          1987         XXXXXX1987             667                ITF INDX 2006-AR7 03/30/06           $261,067.09
 1007062019          2019         XXXXXX2019             667                ITF INDX 2006-AR7 03/30/06           $109,599.71
 1007062068          2068         XXXXXX2068             667                ITF INDX 2006-AR7 03/30/06           $172,210.19
 1007062084          2084         XXXXXX2084             667                ITF INDX 2006-AR7 03/30/06           $119,967.70
 1007062167          2167         XXXXXX2167             667                ITF INDX 2006-AR7 03/30/06              $0.00
 1007062191          2191         XXXXXX2191             667                ITF INDX 2006-AR7 03/30/06           $279,916.46
 1007062290          2290         XXXXXX2290             667                ITF INDX 2006-AR7 03/30/06           $131,200.00
 1007062357          2357         XXXXXX2357             667                ITF INDX 2006-AR7 03/30/06           $840,000.00
 1007062365          2365         XXXXXX2365             667                ITF INDX 2006-AR7 03/30/06            $50,000.00
 1007062407          2407         XXXXXX2407             667                ITF INDX 2006-AR7 03/30/06           $467,998.18
 1007062456          2456         XXXXXX2456             667                ITF INDX 2006-AR7 03/30/06           $332,000.00
 1007062522          2522         XXXXXX2522             667                ITF INDX 2006-AR7 03/30/06           $594,000.00
 1007062639          2639         XXXXXX2639             667                ITF INDX 2006-AR7 03/30/06           $246,400.00
 1007062761          2761         XXXXXX2761             667                ITF INDX 2006-AR7 03/30/06           $226,332.81
 1007062779          2779         XXXXXX2779             667                ITF INDX 2006-AR7 03/30/06           $159,600.00
 1007062902          2902         XXXXXX2902             667                ITF INDX 2006-AR7 03/30/06           $339,464.45
 1007062993          2993         XXXXXX2993             667                ITF INDX 2006-AR7 03/30/06           $283,200.00
 1007063058          3058         XXXXXX3058             667                ITF INDX 2006-AR7 03/30/06           $260,000.00
 1007063066          3066         XXXXXX3066             667                ITF INDX 2006-AR7 03/30/06              $0.00
 1007063090          3090         XXXXXX3090             667                ITF INDX 2006-AR7 03/30/06           $249,968.17
 1007063140          3140         XXXXXX3140             667                ITF INDX 2006-AR7 03/30/06           $472,000.00
 1007063157          3157         XXXXXX3157             667                ITF INDX 2006-AR7 03/30/06           $223,908.21
 1007063173          3173         XXXXXX3173             667                ITF INDX 2006-AR7 03/30/06            $92,000.00
 1007063181          3181         XXXXXX3181             667                ITF INDX 2006-AR7 03/30/06            $84,764.97
 1007063223          3223         XXXXXX3223             667                ITF INDX 2006-AR7 03/30/06           $308,750.00
 1007063264          3264         XXXXXX3264             667                ITF INDX 2006-AR7 03/30/06           $192,000.00
 1007063322          3322         XXXXXX3322             667                ITF INDX 2006-AR7 03/30/06           $216,000.00
 1007063355          3355         XXXXXX3355             667                ITF INDX 2006-AR7 03/30/06           $113,600.00
 1007063397          3397         XXXXXX3397             667                ITF INDX 2006-AR7 03/30/06            $86,893.80
 1007063413          3413         XXXXXX3413             667                ITF INDX 2006-AR7 03/30/06           $135,306.79
 1007063447          3447         XXXXXX3447             667                ITF INDX 2006-AR7 03/30/06           $117,996.84
 1007063462          3462         XXXXXX3462             667                ITF INDX 2006-AR7 03/30/06           $498,806.02
 1007063496          3496         XXXXXX3496             667                ITF INDX 2006-AR7 03/30/06           $477,991.40
 1007063561          3561         XXXXXX3561             667                ITF INDX 2006-AR7 03/30/06           $162,283.99
 1007063579          3579         XXXXXX3579             667                ITF INDX 2006-AR7 03/30/06           $162,283.99
 1007063637          3637         XXXXXX3637             667                ITF INDX 2006-AR7 03/30/06           $439,569.10
 1007063652          3652         XXXXXX3652             667                ITF INDX 2006-AR7 03/30/06           $267,199.42
 1007063785          3785         XXXXXX3785             667                ITF INDX 2006-AR7 03/30/06              $0.00
 1007063835          3835         XXXXXX3835             667                ITF INDX 2006-AR7 03/30/06           $452,000.00
 1007063900          3900         XXXXXX3900             667                ITF INDX 2006-AR7 03/30/06           $146,250.00
 1007063967          3967         XXXXXX3967             667                ITF INDX 2006-AR7 03/30/06           $152,800.00
 1007063983          3983         XXXXXX3983             667                ITF INDX 2006-AR7 03/30/06           $360,500.00
 1007064122          4122         XXXXXX4122             667                ITF INDX 2006-AR7 03/30/06           $355,000.00
 1007064148          4148         XXXXXX4148             667                ITF INDX 2006-AR7 03/30/06            $90,635.22
 1007064197          4197         XXXXXX4197             667                ITF INDX 2006-AR7 03/30/06           $482,760.00
 1007064254          4254         XXXXXX4254             667                ITF INDX 2006-AR7 03/30/06           $840,000.00
 1007064270          4270         XXXXXX4270             667                ITF INDX 2006-AR7 03/30/06           $277,552.00
 1007064296          4296         XXXXXX4296             667                ITF INDX 2006-AR7 03/30/06           $143,328.00
 1007064320          4320         XXXXXX4320             667                ITF INDX 2006-AR7 03/30/06           $291,950.00
 1007064429          4429         XXXXXX4429             667                ITF INDX 2006-AR7 03/30/06           $142,864.34
 1007064437          4437         XXXXXX4437             667                ITF INDX 2006-AR7 03/30/06           $134,533.25
 1007064445          4445         XXXXXX4445             667                ITF INDX 2006-AR7 03/30/06              $0.00
 1007064460          4460         XXXXXX4460             667                ITF INDX 2006-AR7 03/30/06           $359,649.90
 1007064494          4494         XXXXXX4494             667                ITF INDX 2006-AR7 03/30/06           $500,000.00
 1007064536          4536         XXXXXX4536             667                ITF INDX 2006-AR7 03/30/06           $162,032.49
 1007064551          4551         XXXXXX4551             667                ITF INDX 2006-AR7 03/30/06           $177,508.03
 1007064577          4577         XXXXXX4577             667                ITF INDX 2006-AR7 03/30/06           $247,568.92
 1007065004          5004         XXXXXX5004             667                ITF INDX 2006-AR7 03/30/06           $300,000.00
 1007065384          5384         XXXXXX5384             667                ITF INDX 2006-AR7 03/30/06           $206,400.00
 1007066432          6432         XXXXXX6432             667                ITF INDX 2006-AR7 03/30/06           $112,952.68
 1007066820          6820         XXXXXX6820             667                ITF INDX 2006-AR7 03/30/06           $591,103.93
 1007067182          7182         XXXXXX7182             667                ITF INDX 2006-AR7 03/30/06           $174,589.10
 1007067802          7802         XXXXXX7802             667                ITF INDX 2006-AR7 03/30/06           $306,400.00
 1007067851          7851         XXXXXX7851             667                ITF INDX 2006-AR7 03/30/06           $146,250.00
 1007067877          7877         XXXXXX7877             667                ITF INDX 2006-AR7 03/30/06           $202,569.43
 1007067943          7943         XXXXXX7943             667                ITF INDX 2006-AR7 03/30/06           $251,999.64
 1007067950          7950         XXXXXX7950             667                ITF INDX 2006-AR7 03/30/06           $116,800.00
 1007068008          8008         XXXXXX8008             667                ITF INDX 2006-AR7 03/30/06           $382,800.00
 1007068073          8073         XXXXXX8073             667                ITF INDX 2006-AR7 03/30/06           $132,200.00
 1007068099          8099         XXXXXX8099             667                ITF INDX 2006-AR7 03/30/06           $492,000.00
 1007068206          8206         XXXXXX8206             667                ITF INDX 2006-AR7 03/30/06           $213,500.00
 1007068230          8230         XXXXXX8230             667                ITF INDX 2006-AR7 03/30/06              $0.00
 1007070780          0780         XXXXXX0780             667                ITF INDX 2006-AR7 03/30/06           $281,600.00
 1007070954          0954         XXXXXX0954             667                ITF INDX 2006-AR7 03/30/06           $135,812.42
 1007071614          1614         XXXXXX1614             667                ITF INDX 2006-AR7 03/30/06            $90,450.89
 1007072083          2083         XXXXXX2083             667                ITF INDX 2006-AR7 03/30/06            $98,946.97
 1007072760          2760         XXXXXX2760             667                ITF INDX 2006-AR7 03/30/06           $219,772.00
 1007073750          3750         XXXXXX3750             667                ITF INDX 2006-AR7 03/30/06           $440,840.00
 1007075649          5649         XXXXXX5649             667                ITF INDX 2006-AR7 03/30/06           $368,000.00
 1007075995          5995         XXXXXX5995             667                ITF INDX 2006-AR7 03/30/06           $214,310.19
 1007076225          6225         XXXXXX6225             667                ITF INDX 2006-AR7 03/30/06           $477,999.63
 1007077017          7017         XXXXXX7017             667                ITF INDX 2006-AR7 03/30/06           $141,940.00
 1007079922          9922         XXXXXX9922             667                ITF INDX 2006-AR7 03/30/06           $139,151.00
 1007080854          0854         XXXXXX0854             667                ITF INDX 2006-AR7 03/30/06           $225,000.00
 1007080961          0961         XXXXXX0961             667                ITF INDX 2006-AR7 03/30/06           $289,927.40
 1007081001          1001         XXXXXX1001             667                ITF INDX 2006-AR7 03/30/06           $503,900.00
 1007081027          1027         XXXXXX1027             667                ITF INDX 2006-AR7 03/30/06           $450,000.00
 1007081498          1498         XXXXXX1498             667                ITF INDX 2006-AR7 03/30/06           $163,953.53
 1007082678          2678         XXXXXX2678             667                ITF INDX 2006-AR7 03/30/06           $244,000.00
 1007082686          2686         XXXXXX2686             667                ITF INDX 2006-AR7 03/30/06           $223,200.00
 1007084187          4187         XXXXXX4187             667                ITF INDX 2006-AR7 03/30/06           $172,000.00
 1007084633          4633         XXXXXX4633             667                ITF INDX 2006-AR7 03/30/06           $230,837.66
 1007085481          5481         XXXXXX5481             667                ITF INDX 2006-AR7 03/30/06              $0.00
 1007086992          6992         XXXXXX6992             667                ITF INDX 2006-AR7 03/30/06           $191,900.00
 1007087115          7115         XXXXXX7115             667                ITF INDX 2006-AR7 03/30/06           $427,803.58
 1007087560          7560         XXXXXX7560             667                ITF INDX 2006-AR7 03/30/06           $400,000.00
 1007088170          8170         XXXXXX8170             667                ITF INDX 2006-AR7 03/30/06           $106,900.37
 1007090697          0697         XXXXXX0697             667                ITF INDX 2006-AR7 03/30/06           $349,374.59
 1007091521          1521         XXXXXX1521             667                ITF INDX 2006-AR7 03/30/06           $328,631.32
 1007091968          1968         XXXXXX1968             667                ITF INDX 2006-AR7 03/30/06           $285,277.76
 1007093998          3998         XXXXXX3998             667                ITF INDX 2006-AR7 03/30/06           $353,775.01
 1007095456          5456         XXXXXX5456             667                ITF INDX 2006-AR7 03/30/06           $252,799.49
 1007095852          5852         XXXXXX5852             667                ITF INDX 2006-AR7 03/30/06           $258,500.00
 1007095928          5928         XXXXXX5928             667                ITF INDX 2006-AR7 03/30/06              $0.00
 1007096249          6249         XXXXXX6249             667                ITF INDX 2006-AR7 03/30/06           $337,966.35
 1007096520          6520         XXXXXX6520             667                ITF INDX 2006-AR7 03/30/06           $130,913.00
 1007096702          6702         XXXXXX6702             667                ITF INDX 2006-AR7 03/30/06           $218,192.94
 1007097817          7817         XXXXXX7817             667                ITF INDX 2006-AR7 03/30/06           $525,000.00
 1007097874          7874         XXXXXX7874             667                ITF INDX 2006-AR7 03/30/06           $197,806.20
 1007099151          9151         XXXXXX9151             667                ITF INDX 2006-AR7 03/30/06           $600,000.00
 1007099730          9730         XXXXXX9730             667                ITF INDX 2006-AR7 03/30/06           $222,491.00
 1007099771          9771         XXXXXX9771             667                ITF INDX 2006-AR7 03/30/06           $212,000.00
 1007101148          1148         XXXXXX1148             667                ITF INDX 2006-AR7 03/30/06           $193,035.53
 1007101726          1726         XXXXXX1726             667                ITF INDX 2006-AR7 03/30/06           $335,000.00
 1007102047          2047         XXXXXX2047             667                ITF INDX 2006-AR7 03/30/06           $137,600.00
 1007104167          4167         XXXXXX4167             667                ITF INDX 2006-AR7 03/30/06           $281,227.35
 1007105750          5750         XXXXXX5750             667                ITF INDX 2006-AR7 03/30/06           $234,800.00
 1007106972          6972         XXXXXX6972             667                ITF INDX 2006-AR7 03/30/06           $152,864.95
 1007108432          8432         XXXXXX8432             667                ITF INDX 2006-AR7 03/30/06           $275,569.83
 1007108671          8671         XXXXXX8671             667                ITF INDX 2006-AR7 03/30/06           $303,200.00
 1007109877          9877         XXXXXX9877             667                ITF INDX 2006-AR7 03/30/06           $294,576.01
 1007115882          5882         XXXXXX5882             667                ITF INDX 2006-AR7 03/30/06           $187,945.62
 1007116476          6476         XXXXXX6476             667                ITF INDX 2006-AR7 03/30/06           $272,000.00
 1007121724          1724         XXXXXX1724             667                ITF INDX 2006-AR7 03/30/06           $292,000.00
 1007122896          2896         XXXXXX2896             667                ITF INDX 2006-AR7 03/30/06           $494,371.89
 1007124413          4413         XXXXXX4413             667                ITF INDX 2006-AR7 03/30/06           $195,780.81
 1007126020          6020         XXXXXX6020             667                ITF INDX 2006-AR7 03/30/06           $253,283.66
 1007126087          6087         XXXXXX6087             667                ITF INDX 2006-AR7 03/30/06           $427,991.80
 1007126558          6558         XXXXXX6558             667                ITF INDX 2006-AR7 03/30/06           $167,640.06
 1007126566          6566         XXXXXX6566             667                ITF INDX 2006-AR7 03/30/06           $305,600.00
 1007127242          7242         XXXXXX7242             667                ITF INDX 2006-AR7 03/30/06           $205,614.51
 1007127317          7317         XXXXXX7317             667                ITF INDX 2006-AR7 03/30/06              $0.00
 1007129313          9313         XXXXXX9313             667                ITF INDX 2006-AR7 03/30/06           $378,922.00
 1007129487          9487         XXXXXX9487             667                ITF INDX 2006-AR7 03/30/06           $408,000.00
 1007130097          0097         XXXXXX0097             667                ITF INDX 2006-AR7 03/30/06           $224,000.00
 1007130436          0436         XXXXXX0436             667                ITF INDX 2006-AR7 03/30/06           $419,199.50
 1007130923          0923         XXXXXX0923             667                ITF INDX 2006-AR7 03/30/06           $183,017.61
 1007131053          1053         XXXXXX1053             667                ITF INDX 2006-AR7 03/30/06           $297,600.00
 1007131558          1558         XXXXXX1558             667                ITF INDX 2006-AR7 03/30/06           $108,613.10
 1007131780          1780         XXXXXX1780             667                ITF INDX 2006-AR7 03/30/06           $591,833.59
 1007133687          3687         XXXXXX3687             667                ITF INDX 2006-AR7 03/30/06           $262,400.00
 1007137068          7068         XXXXXX7068             667                ITF INDX 2006-AR7 03/30/06           $239,917.03
 1007137654          7654         XXXXXX7654             667                ITF INDX 2006-AR7 03/30/06           $415,976.92
 1007138264          8264         XXXXXX8264             667                ITF INDX 2006-AR7 03/30/06           $907,137.61
 1007139841          9841         XXXXXX9841             667                ITF INDX 2006-AR7 03/30/06           $194,000.00
 1007142027          2027         XXXXXX2027             667                ITF INDX 2006-AR7 03/30/06           $274,992.92
 1007142597          2597         XXXXXX2597             667                ITF INDX 2006-AR7 03/30/06           $105,600.00
 1007142779          2779         XXXXXX2779             667                ITF INDX 2006-AR7 03/30/06           $248,065.85
 1007143934          3934         XXXXXX3934             667                ITF INDX 2006-AR7 03/30/06           $397,600.00
 1007145814          5814         XXXXXX5814             667                ITF INDX 2006-AR7 03/30/06           $194,000.00
 1007147042          7042         XXXXXX7042             667                ITF INDX 2006-AR7 03/30/06           $171,920.00
 1007147406          7406         XXXXXX7406             667                ITF INDX 2006-AR7 03/30/06           $260,000.00
 1007147968          7968         XXXXXX7968             667                ITF INDX 2006-AR7 03/30/06           $119,002.26
 1007149105          9105         XXXXXX9105             667                ITF INDX 2006-AR7 03/30/06           $324,000.00
 1007149519          9519         XXXXXX9519             667                ITF INDX 2006-AR7 03/30/06           $110,977.49
 1007150145          0145         XXXXXX0145             667                ITF INDX 2006-AR7 03/30/06           $375,346.81
 1007150889          0889         XXXXXX0889             667                ITF INDX 2006-AR7 03/30/06           $263,100.00
 1007151028          1028         XXXXXX1028             667                ITF INDX 2006-AR7 03/30/06           $524,682.86
 1007152166          2166         XXXXXX2166             667                ITF INDX 2006-AR7 03/30/06           $688,000.00
 1007152380          2380         XXXXXX2380             667                ITF INDX 2006-AR7 03/30/06           $588,000.00
 1007153008          3008         XXXXXX3008             667                ITF INDX 2006-AR7 03/30/06           $186,240.00
 1007154113          4113         XXXXXX4113             667                ITF INDX 2006-AR7 03/30/06           $163,561.30
 1007154188          4188         XXXXXX4188             667                ITF INDX 2006-AR7 03/30/06           $122,903.44
 1007157041          7041         XXXXXX7041             667                ITF INDX 2006-AR7 03/30/06           $240,163.00
 1007157561          7561         XXXXXX7561             667                ITF INDX 2006-AR7 03/30/06           $324,000.00
 1007157603          7603         XXXXXX7603             667                ITF INDX 2006-AR7 03/30/06           $264,281.40
 1007157819          7819         XXXXXX7819             667                ITF INDX 2006-AR7 03/30/06           $155,699.40
 1007159104          9104         XXXXXX9104             667                ITF INDX 2006-AR7 03/30/06              $0.00
 1007159526          9526         XXXXXX9526             667                ITF INDX 2006-AR7 03/30/06           $163,200.00
 1007159617          9617         XXXXXX9617             667                ITF INDX 2006-AR7 03/30/06           $167,920.00
 1007161936          1936         XXXXXX1936             667                ITF INDX 2006-AR7 03/30/06           $284,775.27
 1007163023          3023         XXXXXX3023             667                ITF INDX 2006-AR7 03/30/06           $420,389.16
 1007163064          3064         XXXXXX3064             667                ITF INDX 2006-AR7 03/30/06           $112,134.55
 1007163262          3262         XXXXXX3262             667                ITF INDX 2006-AR7 03/30/06           $366,612.53
 1007163890          3890         XXXXXX3890             667                ITF INDX 2006-AR7 03/30/06           $192,000.00
 1007164096          4096         XXXXXX4096             667                ITF INDX 2006-AR7 03/30/06           $498,750.00
 1007164732          4732         XXXXXX4732             667                ITF INDX 2006-AR7 03/30/06           $117,317.69
 1007166760          6760         XXXXXX6760             667                ITF INDX 2006-AR7 03/30/06           $262,440.67
 1007167669          7669         XXXXXX7669             667                ITF INDX 2006-AR7 03/30/06           $308,979.48
 1007168162          8162         XXXXXX8162             667                ITF INDX 2006-AR7 03/30/06           $104,126.98
 1007168337          8337         XXXXXX8337             667                ITF INDX 2006-AR7 03/30/06              $0.00
 1007170416          0416         XXXXXX0416             667                ITF INDX 2006-AR7 03/30/06           $295,900.00
 1007170481          0481         XXXXXX0481             667                ITF INDX 2006-AR7 03/30/06           $233,250.00
 1007170556          0556         XXXXXX0556             667                ITF INDX 2006-AR7 03/30/06           $340,000.00
 1007173493          3493         XXXXXX3493             667                ITF INDX 2006-AR7 03/30/06           $440,000.00
 1007173808          3808         XXXXXX3808             667                ITF INDX 2006-AR7 03/30/06           $132,720.00
 1007174327          4327         XXXXXX4327             667                ITF INDX 2006-AR7 03/30/06           $279,474.53
 1007176652          6652         XXXXXX6652             667                ITF INDX 2006-AR7 03/30/06           $440,414.66
 1007177288          7288         XXXXXX7288             667                ITF INDX 2006-AR7 03/30/06           $370,000.00
 1007179250          9250         XXXXXX9250             667                ITF INDX 2006-AR7 03/30/06           $220,000.00
 1007179342          9342         XXXXXX9342             667                ITF INDX 2006-AR7 03/30/06           $277,014.00
 1007180316          0316         XXXXXX0316             667                ITF INDX 2006-AR7 03/30/06           $392,000.00
 1007180472          0472         XXXXXX0472             667                ITF INDX 2006-AR7 03/30/06           $439,997.45
 1007180605          0605         XXXXXX0605             667                ITF INDX 2006-AR7 03/30/06           $335,650.00
 1007180787          0787         XXXXXX0787             667                ITF INDX 2006-AR7 03/30/06           $272,000.00
 1007181157          1157         XXXXXX1157             667                ITF INDX 2006-AR7 03/30/06           $325,000.00
 1007181199          1199         XXXXXX1199             667                ITF INDX 2006-AR7 03/30/06           $320,000.00
 1007182908          2908         XXXXXX2908             667                ITF INDX 2006-AR7 03/30/06           $184,000.00
 1007185133          5133         XXXXXX5133             667                ITF INDX 2006-AR7 03/30/06           $193,197.85
 1007185687          5687         XXXXXX5687             667                ITF INDX 2006-AR7 03/30/06           $480,000.00
 1007186206          6206         XXXXXX6206             667                ITF INDX 2006-AR7 03/30/06           $135,600.00
 1007186263          6263         XXXXXX6263             667                ITF INDX 2006-AR7 03/30/06           $327,200.00
 1007186909          6909         XXXXXX6909             667                ITF INDX 2006-AR7 03/30/06           $106,639.31
 1007186974          6974         XXXXXX6974             667                ITF INDX 2006-AR7 03/30/06           $304,863.19
 1007187840          7840         XXXXXX7840             667                ITF INDX 2006-AR7 03/30/06              $0.00
 1007187923          7923         XXXXXX7923             667                ITF INDX 2006-AR7 03/30/06           $179,999.84
 1007189895          9895         XXXXXX9895             667                ITF INDX 2006-AR7 03/30/06           $161,625.75
 1007190679          0679         XXXXXX0679             667                ITF INDX 2006-AR7 03/30/06           $124,000.00
 1007191354          1354         XXXXXX1354             667                ITF INDX 2006-AR7 03/30/06           $176,353.41
 1007192931          2931         XXXXXX2931             667                ITF INDX 2006-AR7 03/30/06           $466,400.00
 1007193996          3996         XXXXXX3996             667                ITF INDX 2006-AR7 03/30/06           $438,227.86
 1007194580          4580         XXXXXX4580             667                ITF INDX 2006-AR7 03/30/06           $620,000.00
 1007196346          6346         XXXXXX6346             667                ITF INDX 2006-AR7 03/30/06           $166,668.58
 1007199878          9878         XXXXXX9878             667                ITF INDX 2006-AR7 03/30/06           $257,200.00
 1007200346          0346         XXXXXX0346             667                ITF INDX 2006-AR7 03/30/06           $212,876.00
 1007202771          2771         XXXXXX2771             667                ITF INDX 2006-AR7 03/30/06           $255,000.00
 1007204850          4850         XXXXXX4850             667                ITF INDX 2006-AR7 03/30/06              $0.00
 1007205782          5782         XXXXXX5782             667                ITF INDX 2006-AR7 03/30/06           $559,920.00
 1007205956          5956         XXXXXX5956             667                ITF INDX 2006-AR7 03/30/06           $339,975.92
 1007207366          7366         XXXXXX7366             667                ITF INDX 2006-AR7 03/30/06           $467,967.74
 1007209362          9362         XXXXXX9362             667                ITF INDX 2006-AR7 03/30/06           $326,400.00
 1007209560          9560         XXXXXX9560             667                ITF INDX 2006-AR7 03/30/06           $160,871.65
 1007210998          0998         XXXXXX0998             667                ITF INDX 2006-AR7 03/30/06           $336,800.00
 1007211913          1913         XXXXXX1913             667                ITF INDX 2006-AR7 03/30/06           $315,995.22
 1007213562          3562         XXXXXX3562             667                ITF INDX 2006-AR7 03/30/06           $324,979.90
 1007213828          3828         XXXXXX3828             667                ITF INDX 2006-AR7 03/30/06           $230,399.76
 1007217324          7324         XXXXXX7324             667                ITF INDX 2006-AR7 03/30/06           $315,200.00
 1007218751          8751         XXXXXX8751             667                ITF INDX 2006-AR7 03/30/06           $145,182.71
 1007227182          7182         XXXXXX7182             667                ITF INDX 2006-AR7 03/30/06           $555,970.00
 1007229188          9188         XXXXXX9188             667                ITF INDX 2006-AR7 03/30/06           $251,650.00
 1007230822          0822         XXXXXX0822             667                ITF INDX 2006-AR7 03/30/06           $296,569.81
 1007230962          0962         XXXXXX0962             667                ITF INDX 2006-AR7 03/30/06              $0.00
 1007231119          1119         XXXXXX1119             667                ITF INDX 2006-AR7 03/30/06           $625,000.00
 1007233743          3743         XXXXXX3743             667                ITF INDX 2006-AR7 03/30/06           $220,000.00
 1007234758          4758         XXXXXX4758             667                ITF INDX 2006-AR7 03/30/06              $0.00
 1007235631          5631         XXXXXX5631             667                ITF INDX 2006-AR7 03/30/06           $225,000.00
 1007236043          6043         XXXXXX6043             667                ITF INDX 2006-AR7 03/30/06           $332,000.00
 1007236225          6225         XXXXXX6225             667                ITF INDX 2006-AR7 03/30/06           $444,557.01
 1007236613          6613         XXXXXX6613             667                ITF INDX 2006-AR7 03/30/06           $525,000.00
 1007236902          6902         XXXXXX6902             667                ITF INDX 2006-AR7 03/30/06           $285,000.00
 1007237009          7009         XXXXXX7009             667                ITF INDX 2006-AR7 03/30/06           $354,803.68
 1007237983          7983         XXXXXX7983             667                ITF INDX 2006-AR7 03/30/06           $369,742.42
 1007241167          1167         XXXXXX1167             667                ITF INDX 2006-AR7 03/30/06           $567,362.74
 1007241407          1407         XXXXXX1407             667                ITF INDX 2006-AR7 03/30/06           $345,674.70
 1007241472          1472         XXXXXX1472             667                ITF INDX 2006-AR7 03/30/06           $152,000.00
 1007241787          1787         XXXXXX1787             667                ITF INDX 2006-AR7 03/30/06           $573,750.00
 1007242306          2306         XXXXXX2306             667                ITF INDX 2006-AR7 03/30/06           $372,532.00
 1007243387          3387         XXXXXX3387             667                ITF INDX 2006-AR7 03/30/06           $649,823.96
 1007243916          3916         XXXXXX3916             667                ITF INDX 2006-AR7 03/30/06           $404,865.06
 1007243973          3973         XXXXXX3973             667                ITF INDX 2006-AR7 03/30/06           $188,335.60
 1007245606          5606         XXXXXX5606             667                ITF INDX 2006-AR7 03/30/06           $552,000.00
 1007247057          7057         XXXXXX7057             667                ITF INDX 2006-AR7 03/30/06           $416,998.43
 1007247362          7362         XXXXXX7362             667                ITF INDX 2006-AR7 03/30/06           $444,650.00
 1007249376          9376         XXXXXX9376             667                ITF INDX 2006-AR7 03/30/06           $496,000.00
 1007254699          4699         XXXXXX4699             667                ITF INDX 2006-AR7 03/30/06           $424,000.00
 1007257718          7718         XXXXXX7718             667                ITF INDX 2006-AR7 03/30/06            $91,471.15
 1007260662          0662         XXXXXX0662             667                ITF INDX 2006-AR7 03/30/06           $392,000.00
 1007262171          2171         XXXXXX2171             667                ITF INDX 2006-AR7 03/30/06           $356,000.00
 1007265901          5901         XXXXXX5901             667                ITF INDX 2006-AR7 03/30/06           $166,485.03
 1007268830          8830         XXXXXX8830             667                ITF INDX 2006-AR7 03/30/06            $85,000.00
 1007270281          0281         XXXXXX0281             667                ITF INDX 2006-AR7 03/30/06           $367,852.13
 1007272212          2212         XXXXXX2212             667                ITF INDX 2006-AR7 03/30/06           $233,000.00
 1007273293          3293         XXXXXX3293             667                ITF INDX 2006-AR7 03/30/06           $743,911.43
 1007274820          4820         XXXXXX4820             667                ITF INDX 2006-AR7 03/30/06           $293,809.02
 1007277807          7807         XXXXXX7807             667                ITF INDX 2006-AR7 03/30/06           $100,000.00
 1007279381          9381         XXXXXX9381             667                ITF INDX 2006-AR7 03/30/06           $240,000.00
 1007280157          0157         XXXXXX0157             667                ITF INDX 2006-AR7 03/30/06           $595,885.64
 1007282732          2732         XXXXXX2732             667                ITF INDX 2006-AR7 03/30/06           $693,750.00
 1007285669          5669         XXXXXX5669             667                ITF INDX 2006-AR7 03/30/06              $0.00
 1007287087          7087         XXXXXX7087             667                ITF INDX 2006-AR7 03/30/06           $526,935.83
 1007289422          9422         XXXXXX9422             667                ITF INDX 2006-AR7 03/30/06            $47,800.00
 1007289554          9554         XXXXXX9554             667                ITF INDX 2006-AR7 03/30/06           $282,181.67
 1007290966          0966         XXXXXX0966             667                ITF INDX 2006-AR7 03/30/06           $290,992.56
 1007293036          3036         XXXXXX3036             667                ITF INDX 2006-AR7 03/30/06           $291,500.00
 1007293499          3499         XXXXXX3499             667                ITF INDX 2006-AR7 03/30/06           $549,292.77
 1007295288          5288         XXXXXX5288             667                ITF INDX 2006-AR7 03/30/06           $224,000.00
 1007295817          5817         XXXXXX5817             667                ITF INDX 2006-AR7 03/30/06           $218,491.42
 1007302795          2795         XXXXXX2795             667                ITF INDX 2006-AR7 03/30/06           $161,257.04
 1007302837          2837         XXXXXX2837             667                ITF INDX 2006-AR7 03/30/06           $293,000.00
 1007303520          3520         XXXXXX3520             667                ITF INDX 2006-AR7 03/30/06           $437,487.28
 1007305533          5533         XXXXXX5533             667                ITF INDX 2006-AR7 03/30/06           $320,288.48
 1007306796          6796         XXXXXX6796             667                ITF INDX 2006-AR7 03/30/06           $592,000.00
 1007306994          6994         XXXXXX6994             667                ITF INDX 2006-AR7 03/30/06           $276,000.00
 1007319138          9138         XXXXXX9138             667                ITF INDX 2006-AR7 03/30/06            $47,773.33
 1007319161          9161         XXXXXX9161             667                ITF INDX 2006-AR7 03/30/06            $38,218.31
 3001227499          7499         XXXXXX7499             667                ITF INDX 2006-AR7 03/30/06           $214,500.00
 3001517915          7915         XXXXXX7915             667                ITF INDX 2006-AR7 03/30/06            $87,998.82
 3001529951          9951         XXXXXX9951             667                ITF INDX 2006-AR7 03/30/06           $432,000.00
 3001559446          9446         XXXXXX9446             667                ITF INDX 2006-AR7 03/30/06           $243,580.00
 3001559925          9925         XXXXXX9925             667                ITF INDX 2006-AR7 03/30/06            $72,000.00
 3001560238          0238         XXXXXX0238             667                ITF INDX 2006-AR7 03/30/06           $291,200.00
 3001565344          5344         XXXXXX5344             667                ITF INDX 2006-AR7 03/30/06           $245,814.68
 3001565757          5757         XXXXXX5757             667                ITF INDX 2006-AR7 03/30/06              $0.00
 3001605934          5934         XXXXXX5934             667                ITF INDX 2006-AR7 03/30/06           $257,100.00
 3001606130          6130         XXXXXX6130             667                ITF INDX 2006-AR7 03/30/06            $67,194.70
 3001606361          6361         XXXXXX6361             667                ITF INDX 2006-AR7 03/30/06            $69,207.13
 3001606411          6411         XXXXXX6411             667                ITF INDX 2006-AR7 03/30/06            $99,718.59
 3001606619          6619         XXXXXX6619             667                ITF INDX 2006-AR7 03/30/06           $124,213.76
 3001614621          4621         XXXXXX4621             667                ITF INDX 2006-AR7 03/30/06           $168,749.96
 3001614662          4662         XXXXXX4662             667                ITF INDX 2006-AR7 03/30/06              $0.00
 3001614720          4720         XXXXXX4720             667                ITF INDX 2006-AR7 03/30/06           $164,122.60
 3001614738          4738         XXXXXX4738             667                ITF INDX 2006-AR7 03/30/06           $189,113.94
 3001614746          4746         XXXXXX4746             667                ITF INDX 2006-AR7 03/30/06           $172,000.00
 3001614753          4753         XXXXXX4753             667                ITF INDX 2006-AR7 03/30/06              $0.00
 3001614787          4787         XXXXXX4787             667                ITF INDX 2006-AR7 03/30/06           $108,037.37
 3001614795          4795         XXXXXX4795             667                ITF INDX 2006-AR7 03/30/06           $324,906.35
 3001614811          4811         XXXXXX4811             667                ITF INDX 2006-AR7 03/30/06           $158,724.40
 3001614878          4878         XXXXXX4878             667                ITF INDX 2006-AR7 03/30/06           $240,000.00
 3001614886          4886         XXXXXX4886             667                ITF INDX 2006-AR7 03/30/06           $234,400.00
 3001614902          4902         XXXXXX4902             667                ITF INDX 2006-AR7 03/30/06           $445,942.32
 3001614910          4910         XXXXXX4910             667                ITF INDX 2006-AR7 03/30/06           $159,129.64
 3001614928          4928         XXXXXX4928             667                ITF INDX 2006-AR7 03/30/06           $221,500.00
 3001614936          4936         XXXXXX4936             667                ITF INDX 2006-AR7 03/30/06           $204,093.99
 3001614993          4993         XXXXXX4993             667                ITF INDX 2006-AR7 03/30/06           $143,198.56
 3001615057          5057         XXXXXX5057             667                ITF INDX 2006-AR7 03/30/06           $119,550.00
 3001615081          5081         XXXXXX5081             667                ITF INDX 2006-AR7 03/30/06           $196,000.00
 3001615099          5099         XXXXXX5099             667                ITF INDX 2006-AR7 03/30/06           $100,786.67
 3001615123          5123         XXXXXX5123             667                ITF INDX 2006-AR7 03/30/06           $274,750.00
 3001615198          5198         XXXXXX5198             667                ITF INDX 2006-AR7 03/30/06           $237,136.65
 3001615206          5206         XXXXXX5206             667                ITF INDX 2006-AR7 03/30/06           $296,600.00
 3001615222          5222         XXXXXX5222             667                ITF INDX 2006-AR7 03/30/06           $305,000.00
 3001615305          5305         XXXXXX5305             667                ITF INDX 2006-AR7 03/30/06           $183,703.53
 3001615321          5321         XXXXXX5321             667                ITF INDX 2006-AR7 03/30/06           $243,000.00
 3001615339          5339         XXXXXX5339             667                ITF INDX 2006-AR7 03/30/06           $431,200.00
 3001615354          5354         XXXXXX5354             667                ITF INDX 2006-AR7 03/30/06           $181,882.32
 3001615362          5362         XXXXXX5362             667                ITF INDX 2006-AR7 03/30/06           $285,600.00
 3001615370          5370         XXXXXX5370             667                ITF INDX 2006-AR7 03/30/06           $267,000.00
 3001615404          5404         XXXXXX5404             667                ITF INDX 2006-AR7 03/30/06           $203,938.98
 3001615438          5438         XXXXXX5438             667                ITF INDX 2006-AR7 03/30/06           $160,417.26
 3001615446          5446         XXXXXX5446             667                ITF INDX 2006-AR7 03/30/06           $283,128.61
 3001615461          5461         XXXXXX5461             667                ITF INDX 2006-AR7 03/30/06           $221,941.03
 3001615495          5495         XXXXXX5495             667                ITF INDX 2006-AR7 03/30/06           $353,901.06
 3001615503          5503         XXXXXX5503             667                ITF INDX 2006-AR7 03/30/06           $237,488.57
 3001615529          5529         XXXXXX5529             667                ITF INDX 2006-AR7 03/30/06           $103,102.28
 3001615560          5560         XXXXXX5560             667                ITF INDX 2006-AR7 03/30/06           $278,399.74
 3001615578          5578         XXXXXX5578             667                ITF INDX 2006-AR7 03/30/06            $82,250.00
 3001615586          5586         XXXXXX5586             667                ITF INDX 2006-AR7 03/30/06            $82,250.00
 3001615594          5594         XXXXXX5594             667                ITF INDX 2006-AR7 03/30/06           $202,400.00
 3001615610          5610         XXXXXX5610             667                ITF INDX 2006-AR7 03/30/06           $174,400.00
 3001615651          5651         XXXXXX5651             667                ITF INDX 2006-AR7 03/30/06           $153,595.67
 3001615685          5685         XXXXXX5685             667                ITF INDX 2006-AR7 03/30/06           $164,000.00
 3001615701          5701         XXXXXX5701             667                ITF INDX 2006-AR7 03/30/06           $160,800.00
 3001615727          5727         XXXXXX5727             667                ITF INDX 2006-AR7 03/30/06           $495,972.00
 3001615826          5826         XXXXXX5826             667                ITF INDX 2006-AR7 03/30/06              $0.00
 3001615834          5834         XXXXXX5834             667                ITF INDX 2006-AR7 03/30/06           $180,000.00
 3001615966          5966         XXXXXX5966             667                ITF INDX 2006-AR7 03/30/06           $200,000.00
 3001615974          5974         XXXXXX5974             667                ITF INDX 2006-AR7 03/30/06           $143,000.00
 3001615982          5982         XXXXXX5982             667                ITF INDX 2006-AR7 03/30/06           $406,250.00
 3001616014          6014         XXXXXX6014             667                ITF INDX 2006-AR7 03/30/06           $128,296.60
 3001616022          6022         XXXXXX6022             667                ITF INDX 2006-AR7 03/30/06           $268,000.00
 3001616089          6089         XXXXXX6089             667                ITF INDX 2006-AR7 03/30/06           $271,200.00
 3001616113          6113         XXXXXX6113             667                ITF INDX 2006-AR7 03/30/06              $0.00
 3001616212          6212         XXXXXX6212             667                ITF INDX 2006-AR7 03/30/06           $242,878.03
 3001616238          6238         XXXXXX6238             667                ITF INDX 2006-AR7 03/30/06           $206,400.00
 3001616253          6253         XXXXXX6253             667                ITF INDX 2006-AR7 03/30/06           $183,999.99
 3001616279          6279         XXXXXX6279             667                ITF INDX 2006-AR7 03/30/06           $179,167.99
 3001616295          6295         XXXXXX6295             667                ITF INDX 2006-AR7 03/30/06           $239,979.25
 3001616303          6303         XXXXXX6303             667                ITF INDX 2006-AR7 03/30/06           $226,245.68
 3001616311          6311         XXXXXX6311             667                ITF INDX 2006-AR7 03/30/06           $203,624.84
 3001616352          6352         XXXXXX6352             667                ITF INDX 2006-AR7 03/30/06           $308,000.00
 3001616360          6360         XXXXXX6360             667                ITF INDX 2006-AR7 03/30/06           $151,985.11
 3001616378          6378         XXXXXX6378             667                ITF INDX 2006-AR7 03/30/06           $224,830.53
 3001616386          6386         XXXXXX6386             667                ITF INDX 2006-AR7 03/30/06           $143,120.00
 3001616410          6410         XXXXXX6410             667                ITF INDX 2006-AR7 03/30/06           $223,999.99
 3001616444          6444         XXXXXX6444             667                ITF INDX 2006-AR7 03/30/06           $231,936.82
 3001616469          6469         XXXXXX6469             667                ITF INDX 2006-AR7 03/30/06           $359,932.00
 3001616485          6485         XXXXXX6485             667                ITF INDX 2006-AR7 03/30/06           $228,000.00
 3001616519          6519         XXXXXX6519             667                ITF INDX 2006-AR7 03/30/06           $199,999.56
 3001616543          6543         XXXXXX6543             667                ITF INDX 2006-AR7 03/30/06           $193,864.09
 3001616550          6550         XXXXXX6550             667                ITF INDX 2006-AR7 03/30/06           $308,000.00
 3001616618          6618         XXXXXX6618             667                ITF INDX 2006-AR7 03/30/06           $150,400.00
 3001616634          6634         XXXXXX6634             667                ITF INDX 2006-AR7 03/30/06           $160,000.00
 3001616733          6733         XXXXXX6733             667                ITF INDX 2006-AR7 03/30/06           $231,997.66
 3001616758          6758         XXXXXX6758             667                ITF INDX 2006-AR7 03/30/06           $340,000.00
 3001616824          6824         XXXXXX6824             667                ITF INDX 2006-AR7 03/30/06           $224,000.00
 3001616857          6857         XXXXXX6857             667                ITF INDX 2006-AR7 03/30/06           $139,999.78
 3001616865          6865         XXXXXX6865             667                ITF INDX 2006-AR7 03/30/06           $323,000.00
 3001616873          6873         XXXXXX6873             667                ITF INDX 2006-AR7 03/30/06           $324,000.00
 3001616915          6915         XXXXXX6915             667                ITF INDX 2006-AR7 03/30/06           $291,579.31
 3001616923          6923         XXXXXX6923             667                ITF INDX 2006-AR7 03/30/06           $210,389.85
 3001616931          6931         XXXXXX6931             667                ITF INDX 2006-AR7 03/30/06           $244,800.00
 3001616956          6956         XXXXXX6956             667                ITF INDX 2006-AR7 03/30/06            $98,925.08
 3001616964          6964         XXXXXX6964             667                ITF INDX 2006-AR7 03/30/06           $169,600.00
 3001616980          6980         XXXXXX6980             667                ITF INDX 2006-AR7 03/30/06           $278,000.00
 3001617012          7012         XXXXXX7012             667                ITF INDX 2006-AR7 03/30/06           $276,000.00
 3001617020          7020         XXXXXX7020             667                ITF INDX 2006-AR7 03/30/06           $150,854.07
 3001622244          2244         XXXXXX2244             667                ITF INDX 2006-AR7 03/30/06           $469,148.04
 3001622376          2376         XXXXXX2376             667                ITF INDX 2006-AR7 03/30/06           $174,210.95
 3001622418          2418         XXXXXX2418             667                ITF INDX 2006-AR7 03/30/06           $560,000.00
 3001622913          2913         XXXXXX2913             667                ITF INDX 2006-AR7 03/30/06           $150,385.98
 3001624224          4224         XXXXXX4224             667                ITF INDX 2006-AR7 03/30/06           $170,181.27
 3001624299          4299         XXXXXX4299             667                ITF INDX 2006-AR7 03/30/06           $188,630.00
 3001624315          4315         XXXXXX4315             667                ITF INDX 2006-AR7 03/30/06           $372,000.00
 3001624380          4380         XXXXXX4380             667                ITF INDX 2006-AR7 03/30/06           $273,000.00
 3001624398          4398         XXXXXX4398             667                ITF INDX 2006-AR7 03/30/06           $396,286.31
 3001624406          4406         XXXXXX4406             667                ITF INDX 2006-AR7 03/30/06           $124,822.02
 3001624455          4455         XXXXXX4455             667                ITF INDX 2006-AR7 03/30/06           $768,750.00
 3001624513          4513         XXXXXX4513             667                ITF INDX 2006-AR7 03/30/06           $779,750.00
 3001624638          4638         XXXXXX4638             667                ITF INDX 2006-AR7 03/30/06           $336,000.00
 3001624729          4729         XXXXXX4729             667                ITF INDX 2006-AR7 03/30/06           $200,000.00
 3001624752          4752         XXXXXX4752             667                ITF INDX 2006-AR7 03/30/06           $135,480.71
 3001624786          4786         XXXXXX4786             667                ITF INDX 2006-AR7 03/30/06           $207,539.01
 3001630494          0494         XXXXXX0494             667                ITF INDX 2006-AR7 03/30/06           $315,777.47
 3001630502          0502         XXXXXX0502             667                ITF INDX 2006-AR7 03/30/06           $408,000.00
 3001630536          0536         XXXXXX0536             667                ITF INDX 2006-AR7 03/30/06           $199,920.00
 3001630569          0569         XXXXXX0569             667                ITF INDX 2006-AR7 03/30/06           $170,459.53
 3001630833          0833         XXXXXX0833             667                ITF INDX 2006-AR7 03/30/06           $140,125.00
 3001630866          0866         XXXXXX0866             667                ITF INDX 2006-AR7 03/30/06            $85,600.00
 3001631088          1088         XXXXXX1088             667                ITF INDX 2006-AR7 03/30/06            $97,600.00
 3001636673          6673         XXXXXX6673             667                ITF INDX 2006-AR7 03/30/06           $155,753.16
 3001636707          6707         XXXXXX6707             667                ITF INDX 2006-AR7 03/30/06            $86,851.06
 3001638133          8133         XXXXXX8133             667                ITF INDX 2006-AR7 03/30/06           $287,965.32
 3001638232          8232         XXXXXX8232             667                ITF INDX 2006-AR7 03/30/06           $479,000.00
 3001638240          8240         XXXXXX8240             667                ITF INDX 2006-AR7 03/30/06           $110,478.14
 3001638273          8273         XXXXXX8273             667                ITF INDX 2006-AR7 03/30/06           $608,000.00
 3001638323          8323         XXXXXX8323             667                ITF INDX 2006-AR7 03/30/06           $268,800.00
 3001638331          8331         XXXXXX8331             667                ITF INDX 2006-AR7 03/30/06           $281,499.08
 3001638349          8349         XXXXXX8349             667                ITF INDX 2006-AR7 03/30/06           $212,000.00
 3001638364          8364         XXXXXX8364             667                ITF INDX 2006-AR7 03/30/06           $534,999.94
 3001638471          8471         XXXXXX8471             667                ITF INDX 2006-AR7 03/30/06           $489,500.00
 3001638513          8513         XXXXXX8513             667                ITF INDX 2006-AR7 03/30/06           $269,900.00
 3001638539          8539         XXXXXX8539             667                ITF INDX 2006-AR7 03/30/06           $458,383.13
 3001638562          8562         XXXXXX8562             667                ITF INDX 2006-AR7 03/30/06           $207,487.77
 3001638612          8612         XXXXXX8612             667                ITF INDX 2006-AR7 03/30/06           $546,917.18
 3001638661          8661         XXXXXX8661             667                ITF INDX 2006-AR7 03/30/06           $155,909.76
 3001638760          8760         XXXXXX8760             667                ITF INDX 2006-AR7 03/30/06           $789,200.00
 3001638802          8802         XXXXXX8802             667                ITF INDX 2006-AR7 03/30/06           $448,000.00
 3001638828          8828         XXXXXX8828             667                ITF INDX 2006-AR7 03/30/06           $257,000.00
 3001638893          8893         XXXXXX8893             667                ITF INDX 2006-AR7 03/30/06           $186,073.76
 3001644156          4156         XXXXXX4156             667                ITF INDX 2006-AR7 03/30/06           $180,550.00
 3001644990          4990         XXXXXX4990             667                ITF INDX 2006-AR7 03/30/06              $0.00
 3001645021          5021         XXXXXX5021             667                ITF INDX 2006-AR7 03/30/06           $304,000.00
 3001645286          5286         XXXXXX5286             667                ITF INDX 2006-AR7 03/30/06           $308,000.00
 3001645690          5690         XXXXXX5690             667                ITF INDX 2006-AR7 03/30/06           $161,600.00
 3001658271          8271         XXXXXX8271             667                ITF INDX 2006-AR7 03/30/06           $414,800.00
 3001658289          8289         XXXXXX8289             667                ITF INDX 2006-AR7 03/30/06           $414,800.00
 3001658297          8297         XXXXXX8297             667                ITF INDX 2006-AR7 03/30/06           $410,829.45
 3001658305          8305         XXXXXX8305             667                ITF INDX 2006-AR7 03/30/06           $414,800.00
 3001658321          8321         XXXXXX8321             667                ITF INDX 2006-AR7 03/30/06           $475,000.00
 3001658339          8339         XXXXXX8339             667                ITF INDX 2006-AR7 03/30/06           $172,500.00
 3001658347          8347         XXXXXX8347             667                ITF INDX 2006-AR7 03/30/06           $141,980.00
 3001658370          8370         XXXXXX8370             667                ITF INDX 2006-AR7 03/30/06           $176,742.26
 3001658412          8412         XXXXXX8412             667                ITF INDX 2006-AR7 03/30/06           $458,680.94
 3001658438          8438         XXXXXX8438             667                ITF INDX 2006-AR7 03/30/06           $330,000.00
 3001658461          8461         XXXXXX8461             667                ITF INDX 2006-AR7 03/30/06            $91,105.35
 3001658511          8511         XXXXXX8511             667                ITF INDX 2006-AR7 03/30/06           $180,000.00
 3001658529          8529         XXXXXX8529             667                ITF INDX 2006-AR7 03/30/06           $208,000.00
 3001658602          8602         XXXXXX8602             667                ITF INDX 2006-AR7 03/30/06           $125,999.30
 3001658628          8628         XXXXXX8628             667                ITF INDX 2006-AR7 03/30/06            $50,000.00
 3001658685          8685         XXXXXX8685             667                ITF INDX 2006-AR7 03/30/06           $319,200.00
 3001658693          8693         XXXXXX8693             667                ITF INDX 2006-AR7 03/30/06           $524,000.00
 3001658719          8719         XXXXXX8719             667                ITF INDX 2006-AR7 03/30/06           $299,765.42
 3001658768          8768         XXXXXX8768             667                ITF INDX 2006-AR7 03/30/06           $227,491.68
 3001658784          8784         XXXXXX8784             667                ITF INDX 2006-AR7 03/30/06           $404,633.34
 3001658800          8800         XXXXXX8800             667                ITF INDX 2006-AR7 03/30/06           $587,080.78
 3001658826          8826         XXXXXX8826             667                ITF INDX 2006-AR7 03/30/06           $203,902.12
 3001658875          8875         XXXXXX8875             667                ITF INDX 2006-AR7 03/30/06           $428,000.00
 3001658917          8917         XXXXXX8917             667                ITF INDX 2006-AR7 03/30/06           $378,399.91
 3001658925          8925         XXXXXX8925             667                ITF INDX 2006-AR7 03/30/06              $0.00
 3001658958          8958         XXXXXX8958             667                ITF INDX 2006-AR7 03/30/06           $191,200.00
 3001658966          8966         XXXXXX8966             667                ITF INDX 2006-AR7 03/30/06           $623,840.75
 3001659014          9014         XXXXXX9014             667                ITF INDX 2006-AR7 03/30/06           $238,500.00
 3001659022          9022         XXXXXX9022             667                ITF INDX 2006-AR7 03/30/06              $0.00
 3001659048          9048         XXXXXX9048             667                ITF INDX 2006-AR7 03/30/06           $452,426.92
 3001659055          9055         XXXXXX9055             667                ITF INDX 2006-AR7 03/30/06           $194,688.00
 3001659063          9063         XXXXXX9063             667                ITF INDX 2006-AR7 03/30/06           $186,793.66
 3001659097          9097         XXXXXX9097             667                ITF INDX 2006-AR7 03/30/06           $185,000.00
 3001659105          9105         XXXXXX9105             667                ITF INDX 2006-AR7 03/30/06           $363,886.25
 3001659113          9113         XXXXXX9113             667                ITF INDX 2006-AR7 03/30/06           $121,720.97
 3001659121          9121         XXXXXX9121             667                ITF INDX 2006-AR7 03/30/06           $330,872.89
 3001659139          9139         XXXXXX9139             667                ITF INDX 2006-AR7 03/30/06           $207,200.00
 3001669740          9740         XXXXXX9740             667                ITF INDX 2006-AR7 03/30/06           $283,978.21
 3001669765          9765         XXXXXX9765             667                ITF INDX 2006-AR7 03/30/06           $302,498.00
 3001669781          9781         XXXXXX9781             667                ITF INDX 2006-AR7 03/30/06           $414,319.30
 3001669799          9799         XXXXXX9799             667                ITF INDX 2006-AR7 03/30/06           $268,497.56
 3001669831          9831         XXXXXX9831             667                ITF INDX 2006-AR7 03/30/06           $168,000.00
 3001669856          9856         XXXXXX9856             667                ITF INDX 2006-AR7 03/30/06           $319,900.00
 3001669864          9864         XXXXXX9864             667                ITF INDX 2006-AR7 03/30/06           $220,000.00
 3001669872          9872         XXXXXX9872             667                ITF INDX 2006-AR7 03/30/06           $224,000.00
 3001669914          9914         XXXXXX9914             667                ITF INDX 2006-AR7 03/30/06           $356,000.00
 3001669930          9930         XXXXXX9930             667                ITF INDX 2006-AR7 03/30/06            $94,000.00
 3001669948          9948         XXXXXX9948             667                ITF INDX 2006-AR7 03/30/06           $555,000.00
 3001669955          9955         XXXXXX9955             667                ITF INDX 2006-AR7 03/30/06           $151,900.00
 3001669963          9963         XXXXXX9963             667                ITF INDX 2006-AR7 03/30/06           $103,500.00
 3001669971          9971         XXXXXX9971             667                ITF INDX 2006-AR7 03/30/06           $327,906.04
 3001669997          9997         XXXXXX9997             667                ITF INDX 2006-AR7 03/30/06           $317,600.00
 3001670011          0011         XXXXXX0011             667                ITF INDX 2006-AR7 03/30/06           $170,400.00
 3001670094          0094         XXXXXX0094             667                ITF INDX 2006-AR7 03/30/06           $152,968.00
 3001670110          0110         XXXXXX0110             667                ITF INDX 2006-AR7 03/30/06           $459,800.00
 3001670144          0144         XXXXXX0144             667                ITF INDX 2006-AR7 03/30/06           $130,281.34
 3001670151          0151         XXXXXX0151             667                ITF INDX 2006-AR7 03/30/06           $393,348.00
 3001670169          0169         XXXXXX0169             667                ITF INDX 2006-AR7 03/30/06           $287,000.00
 3001670201          0201         XXXXXX0201             667                ITF INDX 2006-AR7 03/30/06           $283,976.79
 3001670219          0219         XXXXXX0219             667                ITF INDX 2006-AR7 03/30/06           $292,059.47
 3001670243          0243         XXXXXX0243             667                ITF INDX 2006-AR7 03/30/06           $154,922.32
 3001670250          0250         XXXXXX0250             667                ITF INDX 2006-AR7 03/30/06           $183,899.33
 3001670268          0268         XXXXXX0268             667                ITF INDX 2006-AR7 03/30/06           $373,600.00
 3001670276          0276         XXXXXX0276             667                ITF INDX 2006-AR7 03/30/06           $199,746.00
 3001670318          0318         XXXXXX0318             667                ITF INDX 2006-AR7 03/30/06           $260,200.34
 3001670334          0334         XXXXXX0334             667                ITF INDX 2006-AR7 03/30/06            $99,136.75
 3001670342          0342         XXXXXX0342             667                ITF INDX 2006-AR7 03/30/06           $239,802.88
 3001670383          0383         XXXXXX0383             667                ITF INDX 2006-AR7 03/30/06           $312,800.00
 3001670391          0391         XXXXXX0391             667                ITF INDX 2006-AR7 03/30/06           $259,993.79
 3001670425          0425         XXXXXX0425             667                ITF INDX 2006-AR7 03/30/06           $394,972.71
 3001670433          0433         XXXXXX0433             667                ITF INDX 2006-AR7 03/30/06           $248,605.00
 3001670441          0441         XXXXXX0441             667                ITF INDX 2006-AR7 03/30/06            $49,568.37
 3001670458          0458         XXXXXX0458             667                ITF INDX 2006-AR7 03/30/06           $183,947.29
 3001670474          0474         XXXXXX0474             667                ITF INDX 2006-AR7 03/30/06           $201,169.27
 3001670482          0482         XXXXXX0482             667                ITF INDX 2006-AR7 03/30/06           $283,681.95
 3001670508          0508         XXXXXX0508             667                ITF INDX 2006-AR7 03/30/06           $272,000.00
 3001670516          0516         XXXXXX0516             667                ITF INDX 2006-AR7 03/30/06           $213,024.76
 3001670532          0532         XXXXXX0532             667                ITF INDX 2006-AR7 03/30/06           $122,500.00
 3001670540          0540         XXXXXX0540             667                ITF INDX 2006-AR7 03/30/06           $319,000.00
 3001670557          0557         XXXXXX0557             667                ITF INDX 2006-AR7 03/30/06           $171,400.00
 3001670565          0565         XXXXXX0565             667                ITF INDX 2006-AR7 03/30/06           $432,000.00
 3001670573          0573         XXXXXX0573             667                ITF INDX 2006-AR7 03/30/06           $132,529.47
 3001670615          0615         XXXXXX0615             667                ITF INDX 2006-AR7 03/30/06              $0.00
 3001670623          0623         XXXXXX0623             667                ITF INDX 2006-AR7 03/30/06           $213,590.74
 3001670631          0631         XXXXXX0631             667                ITF INDX 2006-AR7 03/30/06           $456,000.00
 3001670649          0649         XXXXXX0649             667                ITF INDX 2006-AR7 03/30/06           $144,040.18
 3001670656          0656         XXXXXX0656             667                ITF INDX 2006-AR7 03/30/06           $330,702.84
 3001697576          7576         XXXXXX7576             667                ITF INDX 2006-AR7 03/30/06           $440,000.00
 3001697618          7618         XXXXXX7618             667                ITF INDX 2006-AR7 03/30/06           $137,979.84
 3001697659          7659         XXXXXX7659             667                ITF INDX 2006-AR7 03/30/06           $278,366.48
 3001702103          2103         XXXXXX2103             667                ITF INDX 2006-AR7 03/30/06           $179,989.27
 3001702111          2111         XXXXXX2111             667                ITF INDX 2006-AR7 03/30/06           $182,914.25
 3001702160          2160         XXXXXX2160             667                ITF INDX 2006-AR7 03/30/06           $524,000.00
 3001702236          2236         XXXXXX2236             667                ITF INDX 2006-AR7 03/30/06           $195,495.98
 3001702293          2293         XXXXXX2293             667                ITF INDX 2006-AR7 03/30/06           $136,500.00
 3001702301          2301         XXXXXX2301             667                ITF INDX 2006-AR7 03/30/06            $82,614.46
 3001712359          2359         XXXXXX2359             667                ITF INDX 2006-AR7 03/30/06           $127,789.17
 3001712375          2375         XXXXXX2375             667                ITF INDX 2006-AR7 03/30/06           $596,250.00
 3001712417          2417         XXXXXX2417             667                ITF INDX 2006-AR7 03/30/06           $539,500.00
 3001717077          7077         XXXXXX7077             667                ITF INDX 2006-AR7 03/30/06           $106,400.00
 3001717093          7093         XXXXXX7093             667                ITF INDX 2006-AR7 03/30/06              $0.00
 3001720949          0949         XXXXXX0949             667                ITF INDX 2006-AR7 03/30/06              $0.00
 3001721053          1053         XXXXXX1053             667                ITF INDX 2006-AR7 03/30/06            $84,000.00
 3001721061          1061         XXXXXX1061             667                ITF INDX 2006-AR7 03/30/06           $228,004.56
 3001721103          1103         XXXXXX1103             667                ITF INDX 2006-AR7 03/30/06            $97,520.00
 3001721160          1160         XXXXXX1160             667                ITF INDX 2006-AR7 03/30/06           $128,000.00
 3001721186          1186         XXXXXX1186             667                ITF INDX 2006-AR7 03/30/06           $113,962.70
 3001721368          1368         XXXXXX1368             667                ITF INDX 2006-AR7 03/30/06           $182,666.04
 3001721376          1376         XXXXXX1376             667                ITF INDX 2006-AR7 03/30/06           $180,456.00
 3001721541          1541         XXXXXX1541             667                ITF INDX 2006-AR7 03/30/06           $999,950.00
 3001721582          1582         XXXXXX1582             667                ITF INDX 2006-AR7 03/30/06           $510,000.00
 3001721632          1632         XXXXXX1632             667                ITF INDX 2006-AR7 03/30/06           $187,550.00
 1006342321          2321         XXXXXX2321             286                ITF LXS 2006-10N (6-30-06)           $330,465.10
 1006796948          6948         XXXXXX6948             286                ITF LXS 2006-10N (6-30-06)           $469,590.44
 1006843450          3450         XXXXXX3450             286                ITF LXS 2006-10N (6-30-06)           $183,510.89
 1006843625          3625         XXXXXX3625             286                ITF LXS 2006-10N (6-30-06)           $191,132.93
 1006845372          5372         XXXXXX5372             286                ITF LXS 2006-10N (6-30-06)           $737,184.64
 1006852527          2527         XXXXXX2527             286                ITF LXS 2006-10N (6-30-06)           $225,529.19
 1006852642          2642         XXXXXX2642             286                ITF LXS 2006-10N (6-30-06)           $426,106.83
 1006956427          6427         XXXXXX6427             286                ITF LXS 2006-10N (6-30-06)           $504,146.81
 1007082132          2132         XXXXXX2132             286                ITF LXS 2006-10N (6-30-06)           $446,314.32
 1007107509          7509         XXXXXX7509             286                ITF LXS 2006-10N (6-30-06)           $209,104.56
 1007229071          9071         XXXXXX9071             286                ITF LXS 2006-10N (6-30-06)           $638,761.78
 1007250952          0952         XXXXXX0952             286                ITF LXS 2006-10N (6-30-06)           $370,302.55
 1007267543          7543         XXXXXX7543             286                ITF LXS 2006-10N (6-30-06)           $299,224.01
 1007292392          2392         XXXXXX2392             286                ITF LXS 2006-10N (6-30-06)           $205,055.48
 1007299488          9488         XXXXXX9488             286                ITF LXS 2006-10N (6-30-06)           $313,189.52
 1007313461          3461         XXXXXX3461             286                ITF LXS 2006-10N (6-30-06)            $84,115.07
 1007323742          3742         XXXXXX3742             286                ITF LXS 2006-10N (6-30-06)           $171,399.35
 1007323957          3957         XXXXXX3957             286                ITF LXS 2006-10N (6-30-06)            $65,038.52
 1007338393          8393         XXXXXX8393             286                ITF LXS 2006-10N (6-30-06)           $294,489.71
 1007341116          1116         XXXXXX1116             286                ITF LXS 2006-10N (6-30-06)           $205,399.19
 1007344250          4250         XXXXXX4250             286                ITF LXS 2006-10N (6-30-06)           $209,465.36
 1007351446          1446         XXXXXX1446             286                ITF LXS 2006-10N (6-30-06)           $145,407.91
 1007354796          4796         XXXXXX4796             286                ITF LXS 2006-10N (6-30-06)           $226,456.71
 1007356106          6106         XXXXXX6106             286                ITF LXS 2006-10N (6-30-06)           $211,084.69
 1007357286          7286         XXXXXX7286             286                ITF LXS 2006-10N (6-30-06)           $407,811.27
 1007363367          3367         XXXXXX3367             286                ITF LXS 2006-10N (6-30-06)           $152,395.30
 1007365321          5321         XXXXXX5321             286                ITF LXS 2006-10N (6-30-06)              $0.00
 1007371709          1709         XXXXXX1709             286                ITF LXS 2006-10N (6-30-06)           $360,899.32
 1007376682          6682         XXXXXX6682             286                ITF LXS 2006-10N (6-30-06)           $119,172.11
 1007383308          3308         XXXXXX3308             286                ITF LXS 2006-10N (6-30-06)           $443,431.97
 1007387432          7432         XXXXXX7432             286                ITF LXS 2006-10N (6-30-06)           $522,224.76
 1007387481          7481         XXXXXX7481             286                ITF LXS 2006-10N (6-30-06)              $0.00
 1007393455          3455         XXXXXX3455             286                ITF LXS 2006-10N (6-30-06)           $140,962.91
 1007393695          3695         XXXXXX3695             286                ITF LXS 2006-10N (6-30-06)           $650,166.56
 1007395880          5880         XXXXXX5880             286                ITF LXS 2006-10N (6-30-06)           $225,345.99
 1007395906          5906         XXXXXX5906             286                ITF LXS 2006-10N (6-30-06)           $305,159.25
 1007396151          6151         XXXXXX6151             286                ITF LXS 2006-10N (6-30-06)           $470,472.63
 1007396474          6474         XXXXXX6474             286                ITF LXS 2006-10N (6-30-06)           $375,505.06
 1007396862          6862         XXXXXX6862             286                ITF LXS 2006-10N (6-30-06)           $358,501.56
 1007402157          2157         XXXXXX2157             286                ITF LXS 2006-10N (6-30-06)           $218,858.75
 1007404443          4443         XXXXXX4443             286                ITF LXS 2006-10N (6-30-06)           $406,354.14
 1007408618          8618         XXXXXX8618             286                ITF LXS 2006-10N (6-30-06)           $282,276.92
 1007409400          9400         XXXXXX9400             286                ITF LXS 2006-10N (6-30-06)           $192,412.49
 1007411307          1307         XXXXXX1307             286                ITF LXS 2006-10N (6-30-06)           $425,282.01
 1007411448          1448         XXXXXX1448             286                ITF LXS 2006-10N (6-30-06)           $316,357.04
 1007413360          3360         XXXXXX3360             286                ITF LXS 2006-10N (6-30-06)           $413,539.39
 1007414699          4699         XXXXXX4699             286                ITF LXS 2006-10N (6-30-06)           $179,804.80
 1007415670          5670         XXXXXX5670             286                ITF LXS 2006-10N (6-30-06)           $394,070.22
 1007418260          8260         XXXXXX8260             286                ITF LXS 2006-10N (6-30-06)           $122,912.23
 1007420191          0191         XXXXXX0191             286                ITF LXS 2006-10N (6-30-06)           $305,040.41
 1007420712          0712         XXXXXX0712             286                ITF LXS 2006-10N (6-30-06)           $247,660.97
 1007422163          2163         XXXXXX2163             286                ITF LXS 2006-10N (6-30-06)           $464,880.49
 1007422197          2197         XXXXXX2197             286                ITF LXS 2006-10N (6-30-06)           $585,298.85
 1007422908          2908         XXXXXX2908             286                ITF LXS 2006-10N (6-30-06)           $396,576.59
 1007424920          4920         XXXXXX4920             286                ITF LXS 2006-10N (6-30-06)           $260,916.20
 1007424961          4961         XXXXXX4961             286                ITF LXS 2006-10N (6-30-06)           $280,115.08
 1007425570          5570         XXXXXX5570             286                ITF LXS 2006-10N (6-30-06)           $130,995.52
 1007426974          6974         XXXXXX6974             286                ITF LXS 2006-10N (6-30-06)           $107,472.49
 1007427154          7154         XXXXXX7154             286                ITF LXS 2006-10N (6-30-06)           $196,397.20
 1007427824          7824         XXXXXX7824             286                ITF LXS 2006-10N (6-30-06)           $171,069.23
 1007429861          9861         XXXXXX9861             286                ITF LXS 2006-10N (6-30-06)           $495,058.40
 1007429952          9952         XXXXXX9952             286                ITF LXS 2006-10N (6-30-06)           $270,736.41
 1007429978          9978         XXXXXX9978             286                ITF LXS 2006-10N (6-30-06)           $367,010.93
 1007430091          0091         XXXXXX0091             286                ITF LXS 2006-10N (6-30-06)           $345,056.38
 1007432089          2089         XXXXXX2089             286                ITF LXS 2006-10N (6-30-06)           $244,938.64
 1007433301          3301         XXXXXX3301             286                ITF LXS 2006-10N (6-30-06)           $137,242.18
 1007433830          3830         XXXXXX3830             286                ITF LXS 2006-10N (6-30-06)           $457,076.22
 1007436148          6148         XXXXXX6148             286                ITF LXS 2006-10N (6-30-06)           $211,614.95
 1007439886          9886         XXXXXX9886             286                ITF LXS 2006-10N (6-30-06)              $0.00
 1007441429          1429         XXXXXX1429             286                ITF LXS 2006-10N (6-30-06)           $251,166.94
 1007442740          2740         XXXXXX2740             286                ITF LXS 2006-10N (6-30-06)           $427,105.56
 1007442872          2872         XXXXXX2872             286                ITF LXS 2006-10N (6-30-06)           $265,695.40
 1007442971          2971         XXXXXX2971             286                ITF LXS 2006-10N (6-30-06)           $257,550.38
 1007443433          3433         XXXXXX3433             286                ITF LXS 2006-10N (6-30-06)           $407,752.82
 1007443656          3656         XXXXXX3656             286                ITF LXS 2006-10N (6-30-06)           $224,237.38
 1007444191          4191         XXXXXX4191             286                ITF LXS 2006-10N (6-30-06)           $300,318.65
 1007444662          4662         XXXXXX4662             286                ITF LXS 2006-10N (6-30-06)           $521,206.05
 1007445388          5388         XXXXXX5388             286                ITF LXS 2006-10N (6-30-06)           $327,207.92
 1007446378          6378         XXXXXX6378             286                ITF LXS 2006-10N (6-30-06)           $488,279.68
 1007447178          7178         XXXXXX7178             286                ITF LXS 2006-10N (6-30-06)            $58,346.71
 1007447624          7624         XXXXXX7624             286                ITF LXS 2006-10N (6-30-06)           $222,302.80
 1007447772          7772         XXXXXX7772             286                ITF LXS 2006-10N (6-30-06)           $487,019.71
 1007447939          7939         XXXXXX7939             286                ITF LXS 2006-10N (6-30-06)           $399,813.75
 1007448200          8200         XXXXXX8200             286                ITF LXS 2006-10N (6-30-06)           $260,985.56
 1007448689          8689         XXXXXX8689             286                ITF LXS 2006-10N (6-30-06)           $372,331.11
 1007449612          9612         XXXXXX9612             286                ITF LXS 2006-10N (6-30-06)           $380,023.30
 1007449729          9729         XXXXXX9729             286                ITF LXS 2006-10N (6-30-06)           $470,010.32
 1007449802          9802         XXXXXX9802             286                ITF LXS 2006-10N (6-30-06)           $358,293.69
 1007450594          0594         XXXXXX0594             286                ITF LXS 2006-10N (6-30-06)           $222,228.67
 1007450685          0685         XXXXXX0685             286                ITF LXS 2006-10N (6-30-06)           $313,133.58
 1007451055          1055         XXXXXX1055             286                ITF LXS 2006-10N (6-30-06)           $406,198.66
 1007451170          1170         XXXXXX1170             286                ITF LXS 2006-10N (6-30-06)              $0.00
 1007451436          1436         XXXXXX1436             286                ITF LXS 2006-10N (6-30-06)           $177,570.36
 1007451634          1634         XXXXXX1634             286                ITF LXS 2006-10N (6-30-06)           $219,427.99
 1007451667          1667         XXXXXX1667             286                ITF LXS 2006-10N (6-30-06)           $331,600.63
 1007452004          2004         XXXXXX2004             286                ITF LXS 2006-10N (6-30-06)           $393,134.95
 1007452475          2475         XXXXXX2475             286                ITF LXS 2006-10N (6-30-06)           $170,822.71
 1007452558          2558         XXXXXX2558             286                ITF LXS 2006-10N (6-30-06)           $131,464.85
 1007452699          2699         XXXXXX2699             286                ITF LXS 2006-10N (6-30-06)           $519,079.10
 1007453424          3424         XXXXXX3424             286                ITF LXS 2006-10N (6-30-06)           $320,320.36
 1007453812          3812         XXXXXX3812             286                ITF LXS 2006-10N (6-30-06)           $405,085.63
 1007454570          4570         XXXXXX4570             286                ITF LXS 2006-10N (6-30-06)            $95,931.63
 1007455163          5163         XXXXXX5163             286                ITF LXS 2006-10N (6-30-06)           $196,948.64
 1007456195          6195         XXXXXX6195             286                ITF LXS 2006-10N (6-30-06)           $146,548.59
 1007457276          7276         XXXXXX7276             286                ITF LXS 2006-10N (6-30-06)           $269,656.75
 1007457292          7292         XXXXXX7292             286                ITF LXS 2006-10N (6-30-06)           $213,365.73
 1007458209          8209         XXXXXX8209             286                ITF LXS 2006-10N (6-30-06)           $380,364.13
 1007459439          9439         XXXXXX9439             286                ITF LXS 2006-10N (6-30-06)           $151,215.20
 1007460056          0056         XXXXXX0056             286                ITF LXS 2006-10N (6-30-06)              $0.00
 1007460759          0759         XXXXXX0759             286                ITF LXS 2006-10N (6-30-06)           $239,990.30
 1007460908          0908         XXXXXX0908             286                ITF LXS 2006-10N (6-30-06)           $210,054.91
 1007461682          1682         XXXXXX1682             286                ITF LXS 2006-10N (6-30-06)           $167,546.79
 1007462508          2508         XXXXXX2508             286                ITF LXS 2006-10N (6-30-06)           $357,453.81
 1007462953          2953         XXXXXX2953             286                ITF LXS 2006-10N (6-30-06)           $195,796.68
 1007463365          3365         XXXXXX3365             286                ITF LXS 2006-10N (6-30-06)           $288,206.39
 1007464223          4223         XXXXXX4223             286                ITF LXS 2006-10N (6-30-06)           $332,226.87
 1007464421          4421         XXXXXX4421             286                ITF LXS 2006-10N (6-30-06)           $160,773.76
 1007464561          4561         XXXXXX4561             286                ITF LXS 2006-10N (6-30-06)           $274,560.75
 1007469206          9206         XXXXXX9206             286                ITF LXS 2006-10N (6-30-06)           $332,638.87
 1007469214          9214         XXXXXX9214             286                ITF LXS 2006-10N (6-30-06)           $178,528.92
 1007470774          0774         XXXXXX0774             286                ITF LXS 2006-10N (6-30-06)           $198,343.83
 1007470915          0915         XXXXXX0915             286                ITF LXS 2006-10N (6-30-06)           $220,529.34
 1007471699          1699         XXXXXX1699             286                ITF LXS 2006-10N (6-30-06)           $222,915.00
 1007471954          1954         XXXXXX1954             286                ITF LXS 2006-10N (6-30-06)           $267,166.62
 1007472358          2358         XXXXXX2358             286                ITF LXS 2006-10N (6-30-06)           $163,479.37
 1007472408          2408         XXXXXX2408             286                ITF LXS 2006-10N (6-30-06)           $578,511.48
 1007472804          2804         XXXXXX2804             286                ITF LXS 2006-10N (6-30-06)           $210,922.60
 1007472895          2895         XXXXXX2895             286                ITF LXS 2006-10N (6-30-06)           $133,282.26
 1007474362          4362         XXXXXX4362             286                ITF LXS 2006-10N (6-30-06)           $435,354.59
 1007474396          4396         XXXXXX4396             286                ITF LXS 2006-10N (6-30-06)           $192,865.31
 1007474404          4404         XXXXXX4404             286                ITF LXS 2006-10N (6-30-06)           $291,888.33
 1007474420          4420         XXXXXX4420             286                ITF LXS 2006-10N (6-30-06)           $406,384.34
 1007474966          4966         XXXXXX4966             286                ITF LXS 2006-10N (6-30-06)           $334,206.63
 1007475583          5583         XXXXXX5583             286                ITF LXS 2006-10N (6-30-06)           $184,556.25
 1007476979          6979         XXXXXX6979             286                ITF LXS 2006-10N (6-30-06)           $237,161.19
 1007476987          6987         XXXXXX6987             286                ITF LXS 2006-10N (6-30-06)           $228,343.69
 1007477746          7746         XXXXXX7746             286                ITF LXS 2006-10N (6-30-06)              $0.00
 1007478504          8504         XXXXXX8504             286                ITF LXS 2006-10N (6-30-06)           $285,452.88
 1007478546          8546         XXXXXX8546             286                ITF LXS 2006-10N (6-30-06)           $325,883.67
 1007478611          8611         XXXXXX8611             286                ITF LXS 2006-10N (6-30-06)           $313,024.06
 1007480534          0534         XXXXXX0534             286                ITF LXS 2006-10N (6-30-06)           $148,891.82
 1007480591          0591         XXXXXX0591             286                ITF LXS 2006-10N (6-30-06)           $138,685.84
 1007480641          0641         XXXXXX0641             286                ITF LXS 2006-10N (6-30-06)           $333,566.74
 1007480856          0856         XXXXXX0856             286                ITF LXS 2006-10N (6-30-06)           $691,086.62
 1007481086          1086         XXXXXX1086             286                ITF LXS 2006-10N (6-30-06)           $220,110.55
 1007481516          1516         XXXXXX1516             286                ITF LXS 2006-10N (6-30-06)           $391,231.85
 1007481565          1565         XXXXXX1565             286                ITF LXS 2006-10N (6-30-06)           $227,302.66
 1007481870          1870         XXXXXX1870             286                ITF LXS 2006-10N (6-30-06)           $193,371.00
 1007482365          2365         XXXXXX2365             286                ITF LXS 2006-10N (6-30-06)           $555,922.16
 1007482647          2647         XXXXXX2647             286                ITF LXS 2006-10N (6-30-06)           $333,712.24
 1007483934          3934         XXXXXX3934             286                ITF LXS 2006-10N (6-30-06)           $313,291.06
 1007484023          4023         XXXXXX4023             286                ITF LXS 2006-10N (6-30-06)           $293,459.67
 1007484130          4130         XXXXXX4130             286                ITF LXS 2006-10N (6-30-06)           $282,890.27
 1007485442          5442         XXXXXX5442             286                ITF LXS 2006-10N (6-30-06)           $153,139.19
 1007485459          5459         XXXXXX5459             286                ITF LXS 2006-10N (6-30-06)           $423,534.86
 1007485640          5640         XXXXXX5640             286                ITF LXS 2006-10N (6-30-06)           $251,875.13
 1007485749          5749         XXXXXX5749             286                ITF LXS 2006-10N (6-30-06)           $260,782.48
 1007485939          5939         XXXXXX5939             286                ITF LXS 2006-10N (6-30-06)           $152,248.80
 1007486192          6192         XXXXXX6192             286                ITF LXS 2006-10N (6-30-06)           $256,232.09
 1007486614          6614         XXXXXX6614             286                ITF LXS 2006-10N (6-30-06)           $351,883.20
 1007486960          6960         XXXXXX6960             286                ITF LXS 2006-10N (6-30-06)           $313,998.19
 1007487265          7265         XXXXXX7265             286                ITF LXS 2006-10N (6-30-06)           $162,586.14
 1007487828          7828         XXXXXX7828             286                ITF LXS 2006-10N (6-30-06)           $343,612.47
 1007488024          8024         XXXXXX8024             286                ITF LXS 2006-10N (6-30-06)           $342,759.65
 1007488123          8123         XXXXXX8123             286                ITF LXS 2006-10N (6-30-06)           $137,203.80
 1007488313          8313         XXXXXX8313             286                ITF LXS 2006-10N (6-30-06)           $266,588.00
 1007489048          9048         XXXXXX9048             286                ITF LXS 2006-10N (6-30-06)           $238,018.72
 1007489279          9279         XXXXXX9279             286                ITF LXS 2006-10N (6-30-06)           $194,435.36
 1007489550          9550         XXXXXX9550             286                ITF LXS 2006-10N (6-30-06)           $374,219.81
 1007489634          9634         XXXXXX9634             286                ITF LXS 2006-10N (6-30-06)           $229,300.74
 1007490459          0459         XXXXXX0459             286                ITF LXS 2006-10N (6-30-06)           $411,688.75
 1007490806          0806         XXXXXX0806             286                ITF LXS 2006-10N (6-30-06)           $239,871.20
 1007490830          0830         XXXXXX0830             286                ITF LXS 2006-10N (6-30-06)           $279,667.93
 1007490855          0855         XXXXXX0855             286                ITF LXS 2006-10N (6-30-06)           $365,142.29
 1007491192          1192         XXXXXX1192             286                ITF LXS 2006-10N (6-30-06)           $257,241.09
 1007491416          1416         XXXXXX1416             286                ITF LXS 2006-10N (6-30-06)           $157,803.90
 1007491820          1820         XXXXXX1820             286                ITF LXS 2006-10N (6-30-06)           $248,245.54
 1007492067          2067         XXXXXX2067             286                ITF LXS 2006-10N (6-30-06)           $164,344.58
 1007492208          2208         XXXXXX2208             286                ITF LXS 2006-10N (6-30-06)           $312,074.89
 1007492463          2463         XXXXXX2463             286                ITF LXS 2006-10N (6-30-06)           $269,711.36
 1007493081          3081         XXXXXX3081             286                ITF LXS 2006-10N (6-30-06)           $321,774.22
 1007493610          3610         XXXXXX3610             286                ITF LXS 2006-10N (6-30-06)           $235,807.56
 1007493875          3875         XXXXXX3875             286                ITF LXS 2006-10N (6-30-06)           $410,392.12
 1007494345          4345         XXXXXX4345             286                ITF LXS 2006-10N (6-30-06)           $352,242.95
 1007495953          5953         XXXXXX5953             286                ITF LXS 2006-10N (6-30-06)           $139,595.10
 1007496340          6340         XXXXXX6340             286                ITF LXS 2006-10N (6-30-06)           $336,511.64
 1007496480          6480         XXXXXX6480             286                ITF LXS 2006-10N (6-30-06)           $166,448.44
 1007497520          7520         XXXXXX7520             286                ITF LXS 2006-10N (6-30-06)           $303,344.01
 1007498122          8122         XXXXXX8122             286                ITF LXS 2006-10N (6-30-06)              $0.00
 1007498163          8163         XXXXXX8163             286                ITF LXS 2006-10N (6-30-06)           $284,702.35
 1007498346          8346         XXXXXX8346             286                ITF LXS 2006-10N (6-30-06)           $463,976.14
 1007498767          8767         XXXXXX8767             286                ITF LXS 2006-10N (6-30-06)           $224,504.28
 1007498890          8890         XXXXXX8890             286                ITF LXS 2006-10N (6-30-06)           $330,392.09
 1007499120          9120         XXXXXX9120             286                ITF LXS 2006-10N (6-30-06)           $176,386.41
 1007500547          0547         XXXXXX0547             286                ITF LXS 2006-10N (6-30-06)           $404,014.11
 1007501008          1008         XXXXXX1008             286                ITF LXS 2006-10N (6-30-06)           $262,820.72
 1007501081          1081         XXXXXX1081             286                ITF LXS 2006-10N (6-30-06)           $151,315.75
 1007501404          1404         XXXXXX1404             286                ITF LXS 2006-10N (6-30-06)           $355,483.99
 1007501511          1511         XXXXXX1511             286                ITF LXS 2006-10N (6-30-06)           $213,504.87
 1007501537          1537         XXXXXX1537             286                ITF LXS 2006-10N (6-30-06)           $304,961.44
 1007503681          3681         XXXXXX3681             286                ITF LXS 2006-10N (6-30-06)           $464,992.28
 1007503699          3699         XXXXXX3699             286                ITF LXS 2006-10N (6-30-06)           $138,213.79
 1007506122          6122         XXXXXX6122             286                ITF LXS 2006-10N (6-30-06)           $796,398.98
 1007507690          7690         XXXXXX7690             286                ITF LXS 2006-10N (6-30-06)           $114,400.32
 1007508078          8078         XXXXXX8078             286                ITF LXS 2006-10N (6-30-06)           $448,613.00
 1007511205          1205         XXXXXX1205             286                ITF LXS 2006-10N (6-30-06)           $229,645.88
 1007511429          1429         XXXXXX1429             286                ITF LXS 2006-10N (6-30-06)           $300,571.73
 1007511999          1999         XXXXXX1999             286                ITF LXS 2006-10N (6-30-06)           $160,679.29
 1007513219          3219         XXXXXX3219             286                ITF LXS 2006-10N (6-30-06)           $335,542.03
 1007513755          3755         XXXXXX3755             286                ITF LXS 2006-10N (6-30-06)           $476,513.92
 1007513995          3995         XXXXXX3995             286                ITF LXS 2006-10N (6-30-06)           $123,644.64
 1007514142          4142         XXXXXX4142             286                ITF LXS 2006-10N (6-30-06)           $244,309.41
 1007514241          4241         XXXXXX4241             286                ITF LXS 2006-10N (6-30-06)           $297,160.46
 1007515875          5875         XXXXXX5875             286                ITF LXS 2006-10N (6-30-06)           $339,816.44
 1007516378          6378         XXXXXX6378             286                ITF LXS 2006-10N (6-30-06)           $335,934.22
 1007517657          7657         XXXXXX7657             286                ITF LXS 2006-10N (6-30-06)           $163,902.69
 1007518754          8754         XXXXXX8754             286                ITF LXS 2006-10N (6-30-06)           $366,678.52
 1007518887          8887         XXXXXX8887             286                ITF LXS 2006-10N (6-30-06)           $172,432.06
 1007519042          9042         XXXXXX9042             286                ITF LXS 2006-10N (6-30-06)           $342,961.93
 1007519281          9281         XXXXXX9281             286                ITF LXS 2006-10N (6-30-06)           $317,872.93
 1007519703          9703         XXXXXX9703             286                ITF LXS 2006-10N (6-30-06)           $216,023.20
 1007519802          9802         XXXXXX9802             286                ITF LXS 2006-10N (6-30-06)           $407,581.06
 1007520347          0347         XXXXXX0347             286                ITF LXS 2006-10N (6-30-06)           $325,392.06
 1007521048          1048         XXXXXX1048             286                ITF LXS 2006-10N (6-30-06)           $326,511.22
 1007521089          1089         XXXXXX1089             286                ITF LXS 2006-10N (6-30-06)           $341,036.67
 1007521147          1147         XXXXXX1147             286                ITF LXS 2006-10N (6-30-06)           $263,206.55
 1007522939          2939         XXXXXX2939             286                ITF LXS 2006-10N (6-30-06)           $475,325.35
 1007522996          2996         XXXXXX2996             286                ITF LXS 2006-10N (6-30-06)              $0.00
 1007523374          3374         XXXXXX3374             286                ITF LXS 2006-10N (6-30-06)           $162,259.44
 1007523382          3382         XXXXXX3382             286                ITF LXS 2006-10N (6-30-06)           $298,895.27
 1007523630          3630         XXXXXX3630             286                ITF LXS 2006-10N (6-30-06)           $615,155.43
 1007523937          3937         XXXXXX3937             286                ITF LXS 2006-10N (6-30-06)           $170,260.20
 1007523945          3945         XXXXXX3945             286                ITF LXS 2006-10N (6-30-06)              $0.00
 1007523952          3952         XXXXXX3952             286                ITF LXS 2006-10N (6-30-06)           $132,504.09
 1007525528          5528         XXXXXX5528             286                ITF LXS 2006-10N (6-30-06)           $262,332.84
 1007525569          5569         XXXXXX5569             286                ITF LXS 2006-10N (6-30-06)           $200,883.66
 1007526815          6815         XXXXXX6815             286                ITF LXS 2006-10N (6-30-06)           $890,963.32
 1007527474          7474         XXXXXX7474             286                ITF LXS 2006-10N (6-30-06)           $304,037.23
 1007528324          8324         XXXXXX8324             286                ITF LXS 2006-10N (6-30-06)           $199,266.81
 1007528365          8365         XXXXXX8365             286                ITF LXS 2006-10N (6-30-06)           $278,598.75
 1007529074          9074         XXXXXX9074             286                ITF LXS 2006-10N (6-30-06)           $209,667.09
 1007529124          9124         XXXXXX9124             286                ITF LXS 2006-10N (6-30-06)           $312,599.14
 1007529330          9330         XXXXXX9330             286                ITF LXS 2006-10N (6-30-06)           $215,543.44
 1007530056          0056         XXXXXX0056             286                ITF LXS 2006-10N (6-30-06)           $481,469.87
 1007530130          0130         XXXXXX0130             286                ITF LXS 2006-10N (6-30-06)           $171,599.66
 1007530171          0171         XXXXXX0171             286                ITF LXS 2006-10N (6-30-06)           $391,265.33
 1007530379          0379         XXXXXX0379             286                ITF LXS 2006-10N (6-30-06)           $148,973.70
 1007530981          0981         XXXXXX0981             286                ITF LXS 2006-10N (6-30-06)           $318,235.81
 1007531757          1757         XXXXXX1757             286                ITF LXS 2006-10N (6-30-06)           $106,740.72
 1007531849          1849         XXXXXX1849             286                ITF LXS 2006-10N (6-30-06)           $117,050.34
 1007532102          2102         XXXXXX2102             286                ITF LXS 2006-10N (6-30-06)           $393,570.96
 1007532599          2599         XXXXXX2599             286                ITF LXS 2006-10N (6-30-06)           $228,112.48
 1007532821          2821         XXXXXX2821             286                ITF LXS 2006-10N (6-30-06)           $344,862.27
 1007532961          2961         XXXXXX2961             286                ITF LXS 2006-10N (6-30-06)           $166,707.32
 1007533290          3290         XXXXXX3290             286                ITF LXS 2006-10N (6-30-06)           $307,309.49
 1007533407          3407         XXXXXX3407             286                ITF LXS 2006-10N (6-30-06)           $176,413.80
 1007533548          3548         XXXXXX3548             286                ITF LXS 2006-10N (6-30-06)           $218,205.19
 1007533688          3688         XXXXXX3688             286                ITF LXS 2006-10N (6-30-06)           $204,508.40
 1007533944          3944         XXXXXX3944             286                ITF LXS 2006-10N (6-30-06)           $310,202.64
 1007534314          4314         XXXXXX4314             286                ITF LXS 2006-10N (6-30-06)            $51,167.82
 1007534439          4439         XXXXXX4439             286                ITF LXS 2006-10N (6-30-06)           $160,773.62
 1007535576          5576         XXXXXX5576             286                ITF LXS 2006-10N (6-30-06)           $491,367.91
 1007536780          6780         XXXXXX6780             286                ITF LXS 2006-10N (6-30-06)           $140,854.78
 1007537259          7259         XXXXXX7259             286                ITF LXS 2006-10N (6-30-06)           $470,999.07
 1007537580          7580         XXXXXX7580             286                ITF LXS 2006-10N (6-30-06)           $267,213.24
 1007537671          7671         XXXXXX7671             286                ITF LXS 2006-10N (6-30-06)           $151,959.57
 1007537754          7754         XXXXXX7754             286                ITF LXS 2006-10N (6-30-06)           $295,033.10
 1007537937          7937         XXXXXX7937             286                ITF LXS 2006-10N (6-30-06)           $244,742.92
 1007538448          8448         XXXXXX8448             286                ITF LXS 2006-10N (6-30-06)           $277,890.82
 1007538539          8539         XXXXXX8539             286                ITF LXS 2006-10N (6-30-06)           $128,617.62
 1007538554          8554         XXXXXX8554             286                ITF LXS 2006-10N (6-30-06)           $303,536.12
 1007539594          9594         XXXXXX9594             286                ITF LXS 2006-10N (6-30-06)           $306,374.46
 1007540394          0394         XXXXXX0394             286                ITF LXS 2006-10N (6-30-06)           $373,707.66
 1007540642          0642         XXXXXX0642             286                ITF LXS 2006-10N (6-30-06)           $162,992.38
 1007541129          1129         XXXXXX1129             286                ITF LXS 2006-10N (6-30-06)           $220,736.09
 1007541244          1244         XXXXXX1244             286                ITF LXS 2006-10N (6-30-06)           $139,150.08
 1007541277          1277         XXXXXX1277             286                ITF LXS 2006-10N (6-30-06)           $361,160.04
 1007542176          2176         XXXXXX2176             286                ITF LXS 2006-10N (6-30-06)           $207,658.92
 1007542309          2309         XXXXXX2309             286                ITF LXS 2006-10N (6-30-06)           $371,751.10
 1007543265          3265         XXXXXX3265             286                ITF LXS 2006-10N (6-30-06)           $235,748.57
 1007543273          3273         XXXXXX3273             286                ITF LXS 2006-10N (6-30-06)           $236,968.19
 1007543281          3281         XXXXXX3281             286                ITF LXS 2006-10N (6-30-06)           $417,542.59
 1007543323          3323         XXXXXX3323             286                ITF LXS 2006-10N (6-30-06)           $234,490.63
 1007543505          3505         XXXXXX3505             286                ITF LXS 2006-10N (6-30-06)           $293,492.99
 1007543943          3943         XXXXXX3943             286                ITF LXS 2006-10N (6-30-06)           $304,185.99
 1007543984          3984         XXXXXX3984             286                ITF LXS 2006-10N (6-30-06)           $143,671.27
 1007544370          4370         XXXXXX4370             286                ITF LXS 2006-10N (6-30-06)           $130,659.09
 1007544479          4479         XXXXXX4479             286                ITF LXS 2006-10N (6-30-06)           $162,178.60
 1007544701          4701         XXXXXX4701             286                ITF LXS 2006-10N (6-30-06)           $504,285.49
 1007544768          4768         XXXXXX4768             286                ITF LXS 2006-10N (6-30-06)           $472,215.48
 1007547068          7068         XXXXXX7068             286                ITF LXS 2006-10N (6-30-06)           $910,161.29
 1007547324          7324         XXXXXX7324             286                ITF LXS 2006-10N (6-30-06)           $471,009.77
 1007547340          7340         XXXXXX7340             286                ITF LXS 2006-10N (6-30-06)           $570,083.25
 1007547654          7654         XXXXXX7654             286                ITF LXS 2006-10N (6-30-06)           $365,618.79
 1007548215          8215         XXXXXX8215             286                ITF LXS 2006-10N (6-30-06)           $354,581.97
 1007549775          9775         XXXXXX9775             286                ITF LXS 2006-10N (6-30-06)            $54,677.45
 1007550989          0989         XXXXXX0989             286                ITF LXS 2006-10N (6-30-06)           $380,501.38
 1007552670          2670         XXXXXX2670             286                ITF LXS 2006-10N (6-30-06)           $261,290.49
 1007553058          3058         XXXXXX3058             286                ITF LXS 2006-10N (6-30-06)           $366,433.99
 1007553611          3611         XXXXXX3611             286                ITF LXS 2006-10N (6-30-06)           $294,510.11
 1007553629          3629         XXXXXX3629             286                ITF LXS 2006-10N (6-30-06)           $320,010.94
 1007553736          3736         XXXXXX3736             286                ITF LXS 2006-10N (6-30-06)           $218,130.52
 1007553850          3850         XXXXXX3850             286                ITF LXS 2006-10N (6-30-06)              $0.00
 1007554254          4254         XXXXXX4254             286                ITF LXS 2006-10N (6-30-06)              $0.00
 1007554858          4858         XXXXXX4858             286                ITF LXS 2006-10N (6-30-06)           $231,214.51
 1007554999          4999         XXXXXX4999             286                ITF LXS 2006-10N (6-30-06)           $237,458.13
 1007555046          5046         XXXXXX5046             286                ITF LXS 2006-10N (6-30-06)           $457,106.58
 1007558354          8354         XXXXXX8354             286                ITF LXS 2006-10N (6-30-06)           $364,670.24
 1007560798          0798         XXXXXX0798             286                ITF LXS 2006-10N (6-30-06)           $176,314.56
 1007561341          1341         XXXXXX1341             286                ITF LXS 2006-10N (6-30-06)           $465,437.47
 1007562638          2638         XXXXXX2638             286                ITF LXS 2006-10N (6-30-06)           $184,088.70
 1007562703          2703         XXXXXX2703             286                ITF LXS 2006-10N (6-30-06)           $502,263.97
 1007563511          3511         XXXXXX3511             286                ITF LXS 2006-10N (6-30-06)           $364,877.16
 1007565714          5714         XXXXXX5714             286                ITF LXS 2006-10N (6-30-06)              $0.00
 1007565748          5748         XXXXXX5748             286                ITF LXS 2006-10N (6-30-06)           $352,070.64
 1007565896          5896         XXXXXX5896             286                ITF LXS 2006-10N (6-30-06)           $171,924.94
 1007566654          6654         XXXXXX6654             286                ITF LXS 2006-10N (6-30-06)           $200,190.05
 1007566720          6720         XXXXXX6720             286                ITF LXS 2006-10N (6-30-06)           $265,394.06
 1007566936          6936         XXXXXX6936             286                ITF LXS 2006-10N (6-30-06)           $200,801.71
 1007567801          7801         XXXXXX7801             286                ITF LXS 2006-10N (6-30-06)           $267,151.25
 1007567876          7876         XXXXXX7876             286                ITF LXS 2006-10N (6-30-06)           $344,234.81
 1007568361          8361         XXXXXX8361             286                ITF LXS 2006-10N (6-30-06)           $278,079.79
 1007568593          8593         XXXXXX8593             286                ITF LXS 2006-10N (6-30-06)           $183,021.78
 1007568601          8601         XXXXXX8601             286                ITF LXS 2006-10N (6-30-06)           $316,074.48
 1007568619          8619         XXXXXX8619             286                ITF LXS 2006-10N (6-30-06)           $317,280.03
 1007568858          8858         XXXXXX8858             286                ITF LXS 2006-10N (6-30-06)           $157,599.32
 1007571092          1092         XXXXXX1092             286                ITF LXS 2006-10N (6-30-06)           $207,857.95
 1007571266          1266         XXXXXX1266             286                ITF LXS 2006-10N (6-30-06)           $986,137.08
 1007572504          2504         XXXXXX2504             286                ITF LXS 2006-10N (6-30-06)              $0.00
 1007572579          2579         XXXXXX2579             286                ITF LXS 2006-10N (6-30-06)           $108,339.20
 1007572603          2603         XXXXXX2603             286                ITF LXS 2006-10N (6-30-06)           $339,809.98
 1007573411          3411         XXXXXX3411             286                ITF LXS 2006-10N (6-30-06)           $250,138.80
 1007573627          3627         XXXXXX3627             286                ITF LXS 2006-10N (6-30-06)           $284,042.92
 1007574377          4377         XXXXXX4377             286                ITF LXS 2006-10N (6-30-06)           $260,332.36
 1007574526          4526         XXXXXX4526             286                ITF LXS 2006-10N (6-30-06)           $140,520.03
 1007575408          5408         XXXXXX5408             286                ITF LXS 2006-10N (6-30-06)           $325,415.35
 1007575523          5523         XXXXXX5523             286                ITF LXS 2006-10N (6-30-06)           $187,851.31
 1007576042          6042         XXXXXX6042             286                ITF LXS 2006-10N (6-30-06)           $351,414.19
 1007580333          0333         XXXXXX0333             286                ITF LXS 2006-10N (6-30-06)           $239,993.88
 1007580515          0515         XXXXXX0515             286                ITF LXS 2006-10N (6-30-06)           $349,892.69
 1007580648          0648         XXXXXX0648             286                ITF LXS 2006-10N (6-30-06)           $235,855.11
 1007580739          0739         XXXXXX0739             286                ITF LXS 2006-10N (6-30-06)           $360,448.23
 1007581091          1091         XXXXXX1091             286                ITF LXS 2006-10N (6-30-06)           $392,234.89
 1007581836          1836         XXXXXX1836             286                ITF LXS 2006-10N (6-30-06)           $255,090.05
 1007582362          2362         XXXXXX2362             286                ITF LXS 2006-10N (6-30-06)           $504,398.66
 1007583584          3584         XXXXXX3584             286                ITF LXS 2006-10N (6-30-06)           $431,659.78
 1007583725          3725         XXXXXX3725             286                ITF LXS 2006-10N (6-30-06)           $336,722.48
 1007584103          4103         XXXXXX4103             286                ITF LXS 2006-10N (6-30-06)           $279,702.21
 1007584533          4533         XXXXXX4533             286                ITF LXS 2006-10N (6-30-06)           $371,345.64
 1007584806          4806         XXXXXX4806             286                ITF LXS 2006-10N (6-30-06)           $324,752.89
 1007584830          4830         XXXXXX4830             286                ITF LXS 2006-10N (6-30-06)           $118,010.48
 1007584947          4947         XXXXXX4947             286                ITF LXS 2006-10N (6-30-06)           $244,325.64
 1007585092          5092         XXXXXX5092             286                ITF LXS 2006-10N (6-30-06)           $447,325.69
 1007585795          5795         XXXXXX5795             286                ITF LXS 2006-10N (6-30-06)           $371,500.64
 1007586330          6330         XXXXXX6330             286                ITF LXS 2006-10N (6-30-06)           $141,594.49
 1007586769          6769         XXXXXX6769             286                ITF LXS 2006-10N (6-30-06)           $203,108.72
 1007587296          7296         XXXXXX7296             286                ITF LXS 2006-10N (6-30-06)           $361,384.28
 1007587544          7544         XXXXXX7544             286                ITF LXS 2006-10N (6-30-06)           $278,216.68
 1007587841          7841         XXXXXX7841             286                ITF LXS 2006-10N (6-30-06)           $219,114.40
 1007588526          8526         XXXXXX8526             286                ITF LXS 2006-10N (6-30-06)           $111,427.37
 1007589755          9755         XXXXXX9755             286                ITF LXS 2006-10N (6-30-06)              $0.00
 1007590241          0241         XXXXXX0241             286                ITF LXS 2006-10N (6-30-06)           $654,984.29
 1007590431          0431         XXXXXX0431             286                ITF LXS 2006-10N (6-30-06)           $254,972.80
 1007590472          0472         XXXXXX0472             286                ITF LXS 2006-10N (6-30-06)           $294,796.86
 1007590589          0589         XXXXXX0589             286                ITF LXS 2006-10N (6-30-06)           $441,428.29
 1007591397          1397         XXXXXX1397             286                ITF LXS 2006-10N (6-30-06)           $144,362.08
 1007591504          1504         XXXXXX1504             286                ITF LXS 2006-10N (6-30-06)           $149,765.45
 1007591710          1710         XXXXXX1710             286                ITF LXS 2006-10N (6-30-06)              $0.00
 1007591843          1843         XXXXXX1843             286                ITF LXS 2006-10N (6-30-06)              $0.00
 1007592262          2262         XXXXXX2262             286                ITF LXS 2006-10N (6-30-06)           $579,201.15
 1007592528          2528         XXXXXX2528             286                ITF LXS 2006-10N (6-30-06)           $354,956.81
 1007592635          2635         XXXXXX2635             286                ITF LXS 2006-10N (6-30-06)           $172,817.14
 1007593674          3674         XXXXXX3674             286                ITF LXS 2006-10N (6-30-06)           $161,846.28
 1007593690          3690         XXXXXX3690             286                ITF LXS 2006-10N (6-30-06)           $279,479.73
 1007593922          3922         XXXXXX3922             286                ITF LXS 2006-10N (6-30-06)           $133,358.09
 1007595174          5174         XXXXXX5174             286                ITF LXS 2006-10N (6-30-06)              $0.00
 1007595315          5315         XXXXXX5315             286                ITF LXS 2006-10N (6-30-06)           $450,676.44
 1007595414          5414         XXXXXX5414             286                ITF LXS 2006-10N (6-30-06)           $264,876.28
 1007595778          5778         XXXXXX5778             286                ITF LXS 2006-10N (6-30-06)           $152,922.98
 1007596008          6008         XXXXXX6008             286                ITF LXS 2006-10N (6-30-06)           $279,937.20
 1007596107          6107         XXXXXX6107             286                ITF LXS 2006-10N (6-30-06)           $160,999.55
 1007596495          6495         XXXXXX6495             286                ITF LXS 2006-10N (6-30-06)           $365,722.74
 1007596941          6941         XXXXXX6941             286                ITF LXS 2006-10N (6-30-06)           $405,822.44
 1007598426          8426         XXXXXX8426             286                ITF LXS 2006-10N (6-30-06)           $289,914.28
 1007598889          8889         XXXXXX8889             286                ITF LXS 2006-10N (6-30-06)           $168,278.26
 1007604141          4141         XXXXXX4141             286                ITF LXS 2006-10N (6-30-06)           $326,311.16
 1007604182          4182         XXXXXX4182             286                ITF LXS 2006-10N (6-30-06)           $455,584.33
 1007604877          4877         XXXXXX4877             286                ITF LXS 2006-10N (6-30-06)           $374,227.70
 1007604950          4950         XXXXXX4950             286                ITF LXS 2006-10N (6-30-06)           $190,410.96
 1007605320          5320         XXXXXX5320             286                ITF LXS 2006-10N (6-30-06)              $0.00
 1007605932          5932         XXXXXX5932             286                ITF LXS 2006-10N (6-30-06)           $263,324.47
 1007605981          5981         XXXXXX5981             286                ITF LXS 2006-10N (6-30-06)           $124,582.47
 1007606278          6278         XXXXXX6278             286                ITF LXS 2006-10N (6-30-06)           $238,694.62
 1007606344          6344         XXXXXX6344             286                ITF LXS 2006-10N (6-30-06)           $320,379.12
 1007607094          7094         XXXXXX7094             286                ITF LXS 2006-10N (6-30-06)           $506,212.06
 1007607458          7458         XXXXXX7458             286                ITF LXS 2006-10N (6-30-06)           $633,905.55
 1007607839          7839         XXXXXX7839             286                ITF LXS 2006-10N (6-30-06)           $314,812.95
 1007607920          7920         XXXXXX7920             286                ITF LXS 2006-10N (6-30-06)           $272,502.86
 1007608092          8092         XXXXXX8092             286                ITF LXS 2006-10N (6-30-06)           $198,164.94
 1007608738          8738         XXXXXX8738             286                ITF LXS 2006-10N (6-30-06)           $196,859.21
 1007608969          8969         XXXXXX8969             286                ITF LXS 2006-10N (6-30-06)           $253,495.20
 1007609348          9348         XXXXXX9348             286                ITF LXS 2006-10N (6-30-06)           $217,115.22
 1007609371          9371         XXXXXX9371             286                ITF LXS 2006-10N (6-30-06)           $445,955.48
 1007609751          9751         XXXXXX9751             286                ITF LXS 2006-10N (6-30-06)           $315,811.40
 1007612193          2193         XXXXXX2193             286                ITF LXS 2006-10N (6-30-06)           $201,701.96
 1007613225          3225         XXXXXX3225             286                ITF LXS 2006-10N (6-30-06)           $492,001.22
 1007613290          3290         XXXXXX3290             286                ITF LXS 2006-10N (6-30-06)           $280,120.98
 1007613357          3357         XXXXXX3357             286                ITF LXS 2006-10N (6-30-06)           $654,297.57
 1007613449          3449         XXXXXX3449             286                ITF LXS 2006-10N (6-30-06)           $371,373.60
 1007613803          3803         XXXXXX3803             286                ITF LXS 2006-10N (6-30-06)           $363,075.36
 1007614033          4033         XXXXXX4033             286                ITF LXS 2006-10N (6-30-06)           $177,333.61
 1007614371          4371         XXXXXX4371             286                ITF LXS 2006-10N (6-30-06)           $290,454.86
 1007614462          4462         XXXXXX4462             286                ITF LXS 2006-10N (6-30-06)           $219,755.38
 1007614470          4470         XXXXXX4470             286                ITF LXS 2006-10N (6-30-06)           $388,583.11
 1007614520          4520         XXXXXX4520             286                ITF LXS 2006-10N (6-30-06)           $364,681.46
 1007614546          4546         XXXXXX4546             286                ITF LXS 2006-10N (6-30-06)           $315,822.34
 1007614595          4595         XXXXXX4595             286                ITF LXS 2006-10N (6-30-06)           $180,109.16
 1007614603          4603         XXXXXX4603             286                ITF LXS 2006-10N (6-30-06)           $405,505.85
 1007614942          4942         XXXXXX4942             286                ITF LXS 2006-10N (6-30-06)           $653,598.29
 1007615048          5048         XXXXXX5048             286                ITF LXS 2006-10N (6-30-06)              $0.00
 1007615451          5451         XXXXXX5451             286                ITF LXS 2006-10N (6-30-06)           $250,886.91
 1007615527          5527         XXXXXX5527             286                ITF LXS 2006-10N (6-30-06)              $0.00
 1007615725          5725         XXXXXX5725             286                ITF LXS 2006-10N (6-30-06)           $352,600.86
 1007616103          6103         XXXXXX6103             286                ITF LXS 2006-10N (6-30-06)           $249,629.54
 1007616699          6699         XXXXXX6699             286                ITF LXS 2006-10N (6-30-06)           $338,599.34
 1007616715          6715         XXXXXX6715             286                ITF LXS 2006-10N (6-30-06)           $130,490.86
 1007616889          6889         XXXXXX6889             286                ITF LXS 2006-10N (6-30-06)           $209,239.01
 1007616954          6954         XXXXXX6954             286                ITF LXS 2006-10N (6-30-06)           $268,020.95
 1007616970          6970         XXXXXX6970             286                ITF LXS 2006-10N (6-30-06)           $299,461.82
 1007617150          7150         XXXXXX7150             286                ITF LXS 2006-10N (6-30-06)           $305,090.61
 1007617218          7218         XXXXXX7218             286                ITF LXS 2006-10N (6-30-06)           $263,197.07
 1007617291          7291         XXXXXX7291             286                ITF LXS 2006-10N (6-30-06)           $122,682.65
 1007617309          7309         XXXXXX7309             286                ITF LXS 2006-10N (6-30-06)           $289,880.29
 1007617473          7473         XXXXXX7473             286                ITF LXS 2006-10N (6-30-06)           $101,480.42
 1007617507          7507         XXXXXX7507             286                ITF LXS 2006-10N (6-30-06)           $340,382.07
 1007618166          8166         XXXXXX8166             286                ITF LXS 2006-10N (6-30-06)           $475,667.81
 1007618299          8299         XXXXXX8299             286                ITF LXS 2006-10N (6-30-06)           $199,989.69
 1007619669          9669         XXXXXX9669             286                ITF LXS 2006-10N (6-30-06)            $63,960.54
 1007620113          0113         XXXXXX0113             286                ITF LXS 2006-10N (6-30-06)           $300,218.99
 1007620477          0477         XXXXXX0477             286                ITF LXS 2006-10N (6-30-06)           $162,647.63
 1007620782          0782         XXXXXX0782             286                ITF LXS 2006-10N (6-30-06)           $488,297.16
 1007620899          0899         XXXXXX0899             286                ITF LXS 2006-10N (6-30-06)           $195,814.92
 1007621442          1442         XXXXXX1442             286                ITF LXS 2006-10N (6-30-06)           $656,858.88
 1007622093          2093         XXXXXX2093             286                ITF LXS 2006-10N (6-30-06)           $460,913.25
 1007622275          2275         XXXXXX2275             286                ITF LXS 2006-10N (6-30-06)           $338,879.82
 1007622416          2416         XXXXXX2416             286                ITF LXS 2006-10N (6-30-06)           $228,010.53
 1007622457          2457         XXXXXX2457             286                ITF LXS 2006-10N (6-30-06)           $308,193.82
 1007622473          2473         XXXXXX2473             286                ITF LXS 2006-10N (6-30-06)           $520,345.45
 1007623232          3232         XXXXXX3232             286                ITF LXS 2006-10N (6-30-06)              $0.00
 1007623687          3687         XXXXXX3687             286                ITF LXS 2006-10N (6-30-06)           $284,381.16
 1007624016          4016         XXXXXX4016             286                ITF LXS 2006-10N (6-30-06)           $311,486.37
 1007624297          4297         XXXXXX4297             286                ITF LXS 2006-10N (6-30-06)           $332,080.95
 1007624388          4388         XXXXXX4388             286                ITF LXS 2006-10N (6-30-06)           $138,160.19
 1007625237          5237         XXXXXX5237             286                ITF LXS 2006-10N (6-30-06)           $751,457.63
 1007626102          6102         XXXXXX6102             286                ITF LXS 2006-10N (6-30-06)           $287,969.34
 1007626219          6219         XXXXXX6219             286                ITF LXS 2006-10N (6-30-06)           $518,798.84
 1007626482          6482         XXXXXX6482             286                ITF LXS 2006-10N (6-30-06)           $329,080.40
 1007626805          6805         XXXXXX6805             286                ITF LXS 2006-10N (6-30-06)           $657,402.01
 1007626912          6912         XXXXXX6912             286                ITF LXS 2006-10N (6-30-06)           $303,157.75
 1007627050          7050         XXXXXX7050             286                ITF LXS 2006-10N (6-30-06)           $699,060.28
 1007627381          7381         XXXXXX7381             286                ITF LXS 2006-10N (6-30-06)           $230,919.80
 1007627621          7621         XXXXXX7621             286                ITF LXS 2006-10N (6-30-06)           $164,968.16
 1007627969          7969         XXXXXX7969             286                ITF LXS 2006-10N (6-30-06)           $264,651.49
 1007627977          7977         XXXXXX7977             286                ITF LXS 2006-10N (6-30-06)           $152,000.34
 1007628249          8249         XXXXXX8249             286                ITF LXS 2006-10N (6-30-06)           $503,501.70
 1007629015          9015         XXXXXX9015             286                ITF LXS 2006-10N (6-30-06)           $250,349.67
 1007629114          9114         XXXXXX9114             286                ITF LXS 2006-10N (6-30-06)           $425,545.98
 1007629304          9304         XXXXXX9304             286                ITF LXS 2006-10N (6-30-06)           $377,364.17
 1007629478          9478         XXXXXX9478             286                ITF LXS 2006-10N (6-30-06)           $232,224.04
 1007629510          9510         XXXXXX9510             286                ITF LXS 2006-10N (6-30-06)           $275,910.37
 1007630468          0468         XXXXXX0468             286                ITF LXS 2006-10N (6-30-06)           $367,481.32
 1007630880          0880         XXXXXX0880             286                ITF LXS 2006-10N (6-30-06)           $143,492.55
 1007631201          1201         XXXXXX1201             286                ITF LXS 2006-10N (6-30-06)           $574,393.25
 1007631342          1342         XXXXXX1342             286                ITF LXS 2006-10N (6-30-06)           $267,296.72
 1007631433          1433         XXXXXX1433             286                ITF LXS 2006-10N (6-30-06)           $231,261.80
 1007631839          1839         XXXXXX1839             286                ITF LXS 2006-10N (6-30-06)           $129,788.44
 1007631862          1862         XXXXXX1862             286                ITF LXS 2006-10N (6-30-06)           $442,604.06
 1007632209          2209         XXXXXX2209             286                ITF LXS 2006-10N (6-30-06)           $370,415.24
 1007632316          2316         XXXXXX2316             286                ITF LXS 2006-10N (6-30-06)              $0.00
 1007632464          2464         XXXXXX2464             286                ITF LXS 2006-10N (6-30-06)           $125,773.85
 1007633108          3108         XXXXXX3108             286                ITF LXS 2006-10N (6-30-06)           $633,122.65
 1007633280          3280         XXXXXX3280             286                ITF LXS 2006-10N (6-30-06)              $0.00
 1007633967          3967         XXXXXX3967             286                ITF LXS 2006-10N (6-30-06)           $206,201.17
 1007634502          4502         XXXXXX4502             286                ITF LXS 2006-10N (6-30-06)           $198,739.39
 1007634775          4775         XXXXXX4775             286                ITF LXS 2006-10N (6-30-06)           $179,091.02
 1007634841          4841         XXXXXX4841             286                ITF LXS 2006-10N (6-30-06)           $192,630.29
 1007634908          4908         XXXXXX4908             286                ITF LXS 2006-10N (6-30-06)           $505,610.90
 1007634924          4924         XXXXXX4924             286                ITF LXS 2006-10N (6-30-06)            $92,862.56
 1007635418          5418         XXXXXX5418             286                ITF LXS 2006-10N (6-30-06)           $311,881.86
 1007635699          5699         XXXXXX5699             286                ITF LXS 2006-10N (6-30-06)           $124,279.49
 1007635780          5780         XXXXXX5780             286                ITF LXS 2006-10N (6-30-06)           $377,699.86
 1007636093          6093         XXXXXX6093             286                ITF LXS 2006-10N (6-30-06)           $212,406.68
 1007636432          6432         XXXXXX6432             286                ITF LXS 2006-10N (6-30-06)           $151,461.92
 1007636499          6499         XXXXXX6499             286                ITF LXS 2006-10N (6-30-06)           $214,232.02
 1007636648          6648         XXXXXX6648             286                ITF LXS 2006-10N (6-30-06)           $506,971.11
 1007636770          6770         XXXXXX6770             286                ITF LXS 2006-10N (6-30-06)           $287,546.23
 1007636853          6853         XXXXXX6853             286                ITF LXS 2006-10N (6-30-06)              $0.00
 1007637109          7109         XXXXXX7109             286                ITF LXS 2006-10N (6-30-06)           $377,901.72
 1007637141          7141         XXXXXX7141             286                ITF LXS 2006-10N (6-30-06)           $175,033.09
 1007637323          7323         XXXXXX7323             286                ITF LXS 2006-10N (6-30-06)           $279,155.94
 1007637414          7414         XXXXXX7414             286                ITF LXS 2006-10N (6-30-06)           $244,303.01
 1007637943          7943         XXXXXX7943             286                ITF LXS 2006-10N (6-30-06)           $186,610.55
 1007637968          7968         XXXXXX7968             286                ITF LXS 2006-10N (6-30-06)           $465,454.62
 1007638057          8057         XXXXXX8057             286                ITF LXS 2006-10N (6-30-06)           $606,286.98
 1007638693          8693         XXXXXX8693             286                ITF LXS 2006-10N (6-30-06)           $302,886.22
 1007638800          8800         XXXXXX8800             286                ITF LXS 2006-10N (6-30-06)           $275,224.78
 1007638958          8958         XXXXXX8958             286                ITF LXS 2006-10N (6-30-06)           $163,159.45
 1007639204          9204         XXXXXX9204             286                ITF LXS 2006-10N (6-30-06)           $181,344.25
 1007639329          9329         XXXXXX9329             286                ITF LXS 2006-10N (6-30-06)              $0.00
 1007639576          9576         XXXXXX9576             286                ITF LXS 2006-10N (6-30-06)           $148,367.21
 1007639774          9774         XXXXXX9774             286                ITF LXS 2006-10N (6-30-06)           $429,566.52
 3001232358          2358         XXXXXX2358             286                ITF LXS 2006-10N (6-30-06)           $351,759.87
 3001232408          2408         XXXXXX2408             286                ITF LXS 2006-10N (6-30-06)           $506,197.59
 3001232572          2572         XXXXXX2572             286                ITF LXS 2006-10N (6-30-06)           $265,219.04
 3001232580          2580         XXXXXX2580             286                ITF LXS 2006-10N (6-30-06)           $465,751.04
 3001232598          2598         XXXXXX2598             286                ITF LXS 2006-10N (6-30-06)              $0.00
 3001232739          2739         XXXXXX2739             286                ITF LXS 2006-10N (6-30-06)              $0.00
 3001233067          3067         XXXXXX3067             286                ITF LXS 2006-10N (6-30-06)           $170,978.19
 3001260862          0862         XXXXXX0862             286                ITF LXS 2006-10N (6-30-06)           $184,196.63
 3001262819          2819         XXXXXX2819             286                ITF LXS 2006-10N (6-30-06)           $390,789.29
 3001457757          7757         XXXXXX7757             286                ITF LXS 2006-10N (6-30-06)           $496,914.06
 3001476146          6146         XXXXXX6146             286                ITF LXS 2006-10N (6-30-06)           $103,668.01
 3001510076          0076         XXXXXX0076             286                ITF LXS 2006-10N (6-30-06)              $0.00
 3001510357          0357         XXXXXX0357             286                ITF LXS 2006-10N (6-30-06)           $295,791.91
 3001512981          2981         XXXXXX2981             286                ITF LXS 2006-10N (6-30-06)           $302,504.89
 3001611528          1528         XXXXXX1528             286                ITF LXS 2006-10N (6-30-06)           $623,945.28
 3001655467          5467         XXXXXX5467             286                ITF LXS 2006-10N (6-30-06)           $148,679.54
 3001682867          2867         XXXXXX2867             286                ITF LXS 2006-10N (6-30-06)           $274,002.67
 3001682941          2941         XXXXXX2941             286                ITF LXS 2006-10N (6-30-06)           $286,179.82
 3001683071          3071         XXXXXX3071             286                ITF LXS 2006-10N (6-30-06)           $193,016.83
 3001683212          3212         XXXXXX3212             286                ITF LXS 2006-10N (6-30-06)           $372,961.61
 3001683279          3279         XXXXXX3279             286                ITF LXS 2006-10N (6-30-06)           $250,771.14
 3001683931          3931         XXXXXX3931             286                ITF LXS 2006-10N (6-30-06)           $172,877.64
 3001684319          4319         XXXXXX4319             286                ITF LXS 2006-10N (6-30-06)           $526,791.01
 3001684426          4426         XXXXXX4426             286                ITF LXS 2006-10N (6-30-06)           $519,578.02
 3001684673          4673         XXXXXX4673             286                ITF LXS 2006-10N (6-30-06)           $427,212.73
 3001685308          5308         XXXXXX5308             286                ITF LXS 2006-10N (6-30-06)           $253,998.55
 3001685340          5340         XXXXXX5340             286                ITF LXS 2006-10N (6-30-06)           $189,418.58
 3001685837          5837         XXXXXX5837             286                ITF LXS 2006-10N (6-30-06)           $494,859.81
 3001686298          6298         XXXXXX6298             286                ITF LXS 2006-10N (6-30-06)           $350,299.32
 3001686306          6306         XXXXXX6306             286                ITF LXS 2006-10N (6-30-06)           $235,611.72
 3001686686          6686         XXXXXX6686             286                ITF LXS 2006-10N (6-30-06)           $183,914.36
 3001687288          7288         XXXXXX7288             286                ITF LXS 2006-10N (6-30-06)           $303,977.28
 3001687890          7890         XXXXXX7890             286                ITF LXS 2006-10N (6-30-06)           $579,773.85
 3001688435          8435         XXXXXX8435             286                ITF LXS 2006-10N (6-30-06)           $452,717.50
 3001688799          8799         XXXXXX8799             286                ITF LXS 2006-10N (6-30-06)           $253,168.36
 3001690332          0332         XXXXXX0332             286                ITF LXS 2006-10N (6-30-06)           $239,415.08
 3001692668          2668         XXXXXX2668             286                ITF LXS 2006-10N (6-30-06)           $297,202.04
 3001692684          2684         XXXXXX2684             286                ITF LXS 2006-10N (6-30-06)           $303,981.20
 3001692890          2890         XXXXXX2890             286                ITF LXS 2006-10N (6-30-06)           $387,432.11
 3001692965          2965         XXXXXX2965             286                ITF LXS 2006-10N (6-30-06)           $156,752.94
 3001704026          4026         XXXXXX4026             286                ITF LXS 2006-10N (6-30-06)           $621,679.98
 3001704117          4117         XXXXXX4117             286                ITF LXS 2006-10N (6-30-06)           $412,341.30
 3001704133          4133         XXXXXX4133             286                ITF LXS 2006-10N (6-30-06)           $312,171.73
 3001704265          4265         XXXXXX4265             286                ITF LXS 2006-10N (6-30-06)           $169,367.41
 3001704398          4398         XXXXXX4398             286                ITF LXS 2006-10N (6-30-06)           $176,270.38
 3001704505          4505         XXXXXX4505             286                ITF LXS 2006-10N (6-30-06)            $89,225.00
 3001704794          4794         XXXXXX4794             286                ITF LXS 2006-10N (6-30-06)           $532,202.96
 3001709074          9074         XXXXXX9074             286                ITF LXS 2006-10N (6-30-06)           $451,835.51
 3001709520          9520         XXXXXX9520             286                ITF LXS 2006-10N (6-30-06)           $558,903.69
 3001710155          0155         XXXXXX0155             286                ITF LXS 2006-10N (6-30-06)           $109,055.88
 3001710676          0676         XXXXXX0676             286                ITF LXS 2006-10N (6-30-06)              $0.00
 3001722887          2887         XXXXXX2887             286                ITF LXS 2006-10N (6-30-06)           $540,786.91
 3001722911          2911         XXXXXX2911             286                ITF LXS 2006-10N (6-30-06)              $0.00
 3001723257          3257         XXXXXX3257             286                ITF LXS 2006-10N (6-30-06)           $376,005.45
 3001723281          3281         XXXXXX3281             286                ITF LXS 2006-10N (6-30-06)           $252,666.71
 3001723539          3539         XXXXXX3539             286                ITF LXS 2006-10N (6-30-06)           $208,560.52
 3001723885          3885         XXXXXX3885             286                ITF LXS 2006-10N (6-30-06)           $173,532.12
 3001723992          3992         XXXXXX3992             286                ITF LXS 2006-10N (6-30-06)           $255,869.22
 3001724123          4123         XXXXXX4123             286                ITF LXS 2006-10N (6-30-06)           $412,990.95
 3001724156          4156         XXXXXX4156             286                ITF LXS 2006-10N (6-30-06)           $408,371.87
 3001724230          4230         XXXXXX4230             286                ITF LXS 2006-10N (6-30-06)           $365,115.56
 3001724396          4396         XXXXXX4396             286                ITF LXS 2006-10N (6-30-06)           $183,369.03
 3001724438          4438         XXXXXX4438             286                ITF LXS 2006-10N (6-30-06)              $0.00
 3001724529          4529         XXXXXX4529             286                ITF LXS 2006-10N (6-30-06)           $320,912.84
 3001724784          4784         XXXXXX4784             286                ITF LXS 2006-10N (6-30-06)           $409,834.71
 3001725039          5039         XXXXXX5039             286                ITF LXS 2006-10N (6-30-06)           $296,223.28
 3001725138          5138         XXXXXX5138             286                ITF LXS 2006-10N (6-30-06)           $341,963.62
 3001725179          5179         XXXXXX5179             286                ITF LXS 2006-10N (6-30-06)           $222,320.24
 3001725963          5963         XXXXXX5963             286                ITF LXS 2006-10N (6-30-06)           $170,844.10
 3001726334          6334         XXXXXX6334             286                ITF LXS 2006-10N (6-30-06)           $211,185.33
 3001726342          6342         XXXXXX6342             286                ITF LXS 2006-10N (6-30-06)           $349,397.96
 3001726516          6516         XXXXXX6516             286                ITF LXS 2006-10N (6-30-06)           $430,111.95
 3001726524          6524         XXXXXX6524             286                ITF LXS 2006-10N (6-30-06)           $164,635.20
 3001727142          7142         XXXXXX7142             286                ITF LXS 2006-10N (6-30-06)           $320,845.10
 3001727357          7357         XXXXXX7357             286                ITF LXS 2006-10N (6-30-06)           $209,729.99
 3001727506          7506         XXXXXX7506             286                ITF LXS 2006-10N (6-30-06)           $204,887.17
 3001727662          7662         XXXXXX7662             286                ITF LXS 2006-10N (6-30-06)           $176,813.82
 3001727803          7803         XXXXXX7803             286                ITF LXS 2006-10N (6-30-06)           $365,723.63
 3001728025          8025         XXXXXX8025             286                ITF LXS 2006-10N (6-30-06)           $499,129.21
 3001728165          8165         XXXXXX8165             286                ITF LXS 2006-10N (6-30-06)           $324,193.09
 3001728470          8470         XXXXXX8470             286                ITF LXS 2006-10N (6-30-06)           $271,666.12
 3001741713          1713         XXXXXX1713             286                ITF LXS 2006-10N (6-30-06)           $472,479.25
 3001742687          2687         XXXXXX2687             286                ITF LXS 2006-10N (6-30-06)           $569,843.29
 3001742851          2851         XXXXXX2851             286                ITF LXS 2006-10N (6-30-06)           $191,078.32
 3001743180          3180         XXXXXX3180             286                ITF LXS 2006-10N (6-30-06)           $281,444.20
 3001744618          4618         XXXXXX4618             286                ITF LXS 2006-10N (6-30-06)           $651,662.71
 3001746647          6647         XXXXXX6647             286                ITF LXS 2006-10N (6-30-06)           $391,125.44
 3001768369          8369         XXXXXX8369             286                ITF LXS 2006-10N (6-30-06)           $347,270.70
 3001768518          8518         XXXXXX8518             286                ITF LXS 2006-10N (6-30-06)           $245,220.33
 3001779036          9036         XXXXXX9036             286                ITF LXS 2006-10N (6-30-06)           $580,488.99
 3001779101          9101         XXXXXX9101             286                ITF LXS 2006-10N (6-30-06)           $575,400.84
 3001779275          9275         XXXXXX9275             286                ITF LXS 2006-10N (6-30-06)           $326,515.20
 3001779440          9440         XXXXXX9440             286                ITF LXS 2006-10N (6-30-06)           $520,320.55
 3001779671          9671         XXXXXX9671             286                ITF LXS 2006-10N (6-30-06)           $531,661.21
 3001779945          9945         XXXXXX9945             286                ITF LXS 2006-10N (6-30-06)           $213,104.92
 3001780265          0265         XXXXXX0265             286                ITF LXS 2006-10N (6-30-06)           $381,410.31
 3001780422          0422         XXXXXX0422             286                ITF LXS 2006-10N (6-30-06)           $446,074.80
 3001780562          0562         XXXXXX0562             286                ITF LXS 2006-10N (6-30-06)           $321,951.44
 3001781016          1016         XXXXXX1016             286                ITF LXS 2006-10N (6-30-06)           $271,450.88
 3001781115          1115         XXXXXX1115             286                ITF LXS 2006-10N (6-30-06)           $432,603.27
 3001781388          1388         XXXXXX1388             286                ITF LXS 2006-10N (6-30-06)              $0.00
 3001782097          2097         XXXXXX2097             286                ITF LXS 2006-10N (6-30-06)           $261,245.62
 3001792823          2823         XXXXXX2823             286                ITF LXS 2006-10N (6-30-06)           $218,701.32
 3001793110          3110         XXXXXX3110             286                ITF LXS 2006-10N (6-30-06)           $334,668.98
 3001793185          3185         XXXXXX3185             286                ITF LXS 2006-10N (6-30-06)           $269,370.69
 3001793243          3243         XXXXXX3243             286                ITF LXS 2006-10N (6-30-06)              $0.00
 3001793326          3326         XXXXXX3326             286                ITF LXS 2006-10N (6-30-06)           $209,897.34
 3001793391          3391         XXXXXX3391             286                ITF LXS 2006-10N (6-30-06)           $184,075.43
 3001793425          3425         XXXXXX3425             286                ITF LXS 2006-10N (6-30-06)           $318,403.47
 3001793441          3441         XXXXXX3441             286                ITF LXS 2006-10N (6-30-06)           $163,807.79
 3001793482          3482         XXXXXX3482             286                ITF LXS 2006-10N (6-30-06)           $420,114.89
 3001793557          3557         XXXXXX3557             286                ITF LXS 2006-10N (6-30-06)           $231,321.79
 3001793599          3599         XXXXXX3599             286                ITF LXS 2006-10N (6-30-06)           $183,142.63
 3001793672          3672         XXXXXX3672             286                ITF LXS 2006-10N (6-30-06)           $205,219.54
 3001793698          3698         XXXXXX3698             286                ITF LXS 2006-10N (6-30-06)           $410,252.14
 3001793722          3722         XXXXXX3722             286                ITF LXS 2006-10N (6-30-06)           $317,321.60
 3001793821          3821         XXXXXX3821             286                ITF LXS 2006-10N (6-30-06)           $306,824.22
 3001793995          3995         XXXXXX3995             286                ITF LXS 2006-10N (6-30-06)           $326,566.27
 3001794027          4027         XXXXXX4027             286                ITF LXS 2006-10N (6-30-06)           $409,463.70
 3001794035          4035         XXXXXX4035             286                ITF LXS 2006-10N (6-30-06)           $333,588.23
 3001794043          4043         XXXXXX4043             286                ITF LXS 2006-10N (6-30-06)           $335,835.65
 3001794126          4126         XXXXXX4126             286                ITF LXS 2006-10N (6-30-06)           $514,214.65
 3001794134          4134         XXXXXX4134             286                ITF LXS 2006-10N (6-30-06)           $381,647.05
 3001794142          4142         XXXXXX4142             286                ITF LXS 2006-10N (6-30-06)           $338,441.99
 3001794167          4167         XXXXXX4167             286                ITF LXS 2006-10N (6-30-06)           $154,539.74
 3001794191          4191         XXXXXX4191             286                ITF LXS 2006-10N (6-30-06)           $246,706.84
 3001794266          4266         XXXXXX4266             286                ITF LXS 2006-10N (6-30-06)           $141,369.33
 3001794332          4332         XXXXXX4332             286                ITF LXS 2006-10N (6-30-06)           $395,260.21
 3001794423          4423         XXXXXX4423             286                ITF LXS 2006-10N (6-30-06)           $296,660.17
 3001794480          4480         XXXXXX4480             286                ITF LXS 2006-10N (6-30-06)           $477,842.90
 3001809155          9155         XXXXXX9155             286                ITF LXS 2006-10N (6-30-06)              $0.00
 3001809197          9197         XXXXXX9197             286                ITF LXS 2006-10N (6-30-06)           $635,232.94
 3001809239          9239         XXXXXX9239             286                ITF LXS 2006-10N (6-30-06)           $293,625.54
 3001809270          9270         XXXXXX9270             286                ITF LXS 2006-10N (6-30-06)              $0.00
 3001809296          9296         XXXXXX9296             286                ITF LXS 2006-10N (6-30-06)            $96,928.54
 3001809304          9304         XXXXXX9304             286                ITF LXS 2006-10N (6-30-06)           $292,595.21
 3001809312          9312         XXXXXX9312             286                ITF LXS 2006-10N (6-30-06)           $252,169.15
 3001809338          9338         XXXXXX9338             286                ITF LXS 2006-10N (6-30-06)           $306,670.27
 3001809353          9353         XXXXXX9353             286                ITF LXS 2006-10N (6-30-06)           $492,054.55
 3001809361          9361         XXXXXX9361             286                ITF LXS 2006-10N (6-30-06)            $51,272.68
 1006632390          2390         XXXXXX2390             193                 ITF LXS 2006-13 8/31/06             $275,723.98
 1006661118          1118         XXXXXX1118             193                 ITF LXS 2006-13 8/31/06             $145,598.70
 1006661134          1134         XXXXXX1134             193                 ITF LXS 2006-13 8/31/06             $145,598.95
 1006870917          0917         XXXXXX0917             193                 ITF LXS 2006-13 8/31/06             $155,496.42
 1006871063          1063         XXXXXX1063             193                 ITF LXS 2006-13 8/31/06             $204,900.00
 1006871071          1071         XXXXXX1071             193                 ITF LXS 2006-13 8/31/06             $221,599.16
 1006888042          8042         XXXXXX8042             193                 ITF LXS 2006-13 8/31/06             $279,566.52
 1006921587          1587         XXXXXX1587             193                 ITF LXS 2006-13 8/31/06             $206,000.00
 1006922197          2197         XXXXXX2197             193                 ITF LXS 2006-13 8/31/06             $519,600.00
 1006922205          2205         XXXXXX2205             193                 ITF LXS 2006-13 8/31/06             $439,536.81
 1006934838          4838         XXXXXX4838             193                 ITF LXS 2006-13 8/31/06              $66,391.50
 1006940447          0447         XXXXXX0447             193                 ITF LXS 2006-13 8/31/06             $192,000.00
 1006941338          1338         XXXXXX1338             193                 ITF LXS 2006-13 8/31/06             $241,799.11
 1006941395          1395         XXXXXX1395             193                 ITF LXS 2006-13 8/31/06             $328,580.00
 1006943052          3052         XXXXXX3052             193                 ITF LXS 2006-13 8/31/06             $268,000.00
 1006943912          3912         XXXXXX3912             193                 ITF LXS 2006-13 8/31/06             $402,800.00
 1006975302          5302         XXXXXX5302             193                 ITF LXS 2006-13 8/31/06             $250,000.00
 1006985269          5269         XXXXXX5269             193                 ITF LXS 2006-13 8/31/06             $138,435.27
 1007059569          9569         XXXXXX9569             193                 ITF LXS 2006-13 8/31/06              $87,669.34
 1007066713          6713         XXXXXX6713             193                 ITF LXS 2006-13 8/31/06             $307,600.00
 1007088543          8543         XXXXXX8543             193                 ITF LXS 2006-13 8/31/06             $118,400.00
 1007100918          0918         XXXXXX0918             193                 ITF LXS 2006-13 8/31/06             $323,992.90
 1007113762          3762         XXXXXX3762             193                 ITF LXS 2006-13 8/31/06              $71,123.38
 1007144593          4593         XXXXXX4593             193                 ITF LXS 2006-13 8/31/06             $230,050.00
 1007230749          0749         XXXXXX0749             193                 ITF LXS 2006-13 8/31/06             $381,837.44
 1007299900          9900         XXXXXX9900             193                 ITF LXS 2006-13 8/31/06                $0.00
 1007354119          4119         XXXXXX4119             193                 ITF LXS 2006-13 8/31/06             $255,961.08
 1007368853          8853         XXXXXX8853             193                 ITF LXS 2006-13 8/31/06             $155,998.00
 1007390402          0402         XXXXXX0402             193                 ITF LXS 2006-13 8/31/06             $271,485.00
 1007390592          0592         XXXXXX0592             193                 ITF LXS 2006-13 8/31/06             $151,920.00
 1007390659          0659         XXXXXX0659             193                 ITF LXS 2006-13 8/31/06             $173,021.47
 1007399072          9072         XXXXXX9072             193                 ITF LXS 2006-13 8/31/06             $328,000.00
 1007400748          0748         XXXXXX0748             193                 ITF LXS 2006-13 8/31/06                $0.00
 1007400755          0755         XXXXXX0755             193                 ITF LXS 2006-13 8/31/06                $0.00
 1007413394          3394         XXXXXX3394             193                 ITF LXS 2006-13 8/31/06             $564,094.58
 1007423641          3641         XXXXXX3641             193                 ITF LXS 2006-13 8/31/06             $326,400.00
 1007435330          5330         XXXXXX5330             193                 ITF LXS 2006-13 8/31/06             $291,200.00
 1007436957          6957         XXXXXX6957             193                 ITF LXS 2006-13 8/31/06             $336,800.00
 1007476813          6813         XXXXXX6813             193                 ITF LXS 2006-13 8/31/06             $238,400.00
 1007478348          8348         XXXXXX8348             193                 ITF LXS 2006-13 8/31/06             $232,000.00
 1007484080          4080         XXXXXX4080             193                 ITF LXS 2006-13 8/31/06             $164,800.00
 1007530270          0270         XXXXXX0270             193                 ITF LXS 2006-13 8/31/06             $360,000.00
 1007554551          4551         XXXXXX4551             193                 ITF LXS 2006-13 8/31/06             $271,996.40
 1007577651          7651         XXXXXX7651             193                 ITF LXS 2006-13 8/31/06             $246,858.52
 1007578741          8741         XXXXXX8741             193                 ITF LXS 2006-13 8/31/06             $254,728.09
 1007590555          0555         XXXXXX0555             193                 ITF LXS 2006-13 8/31/06             $204,000.00
 1007607789          7789         XXXXXX7789             193                 ITF LXS 2006-13 8/31/06             $136,000.00
 1007633462          3462         XXXXXX3462             193                 ITF LXS 2006-13 8/31/06             $154,400.00
 1007638727          8727         XXXXXX8727             193                 ITF LXS 2006-13 8/31/06             $264,000.00
 1007640111          0111         XXXXXX0111             193                 ITF LXS 2006-13 8/31/06             $186,400.00
 1007649823          9823         XXXXXX9823             193                 ITF LXS 2006-13 8/31/06             $177,600.00
 1007651993          1993         XXXXXX1993             193                 ITF LXS 2006-13 8/31/06             $163,958.02
 3001474307          4307         XXXXXX4307             193                 ITF LXS 2006-13 8/31/06              $60,382.00
 3001482433          2433         XXXXXX2433             193                 ITF LXS 2006-13 8/31/06             $226,200.00
 3001483209          3209         XXXXXX3209             193                 ITF LXS 2006-13 8/31/06             $129,824.21
 3001514847          4847         XXXXXX4847             193                 ITF LXS 2006-13 8/31/06             $123,281.22
 3001515448          5448         XXXXXX5448             193                 ITF LXS 2006-13 8/31/06             $158,883.97
 3001538564          8564         XXXXXX8564             193                 ITF LXS 2006-13 8/31/06              $56,539.79
 3001541253          1253         XXXXXX1253             193                 ITF LXS 2006-13 8/31/06             $130,527.54
 3001541295          1295         XXXXXX1295             193                 ITF LXS 2006-13 8/31/06              $91,317.21
 3001541451          1451         XXXXXX1451             193                 ITF LXS 2006-13 8/31/06             $109,431.02
 3001541527          1527         XXXXXX1527             193                 ITF LXS 2006-13 8/31/06              $60,693.87
 3001541600          1600         XXXXXX1600             193                 ITF LXS 2006-13 8/31/06             $113,873.42
 3001542921          2921         XXXXXX2921             193                 ITF LXS 2006-13 8/31/06              $64,271.94
 3001542939          2939         XXXXXX2939             193                 ITF LXS 2006-13 8/31/06                $0.00
 3001542996          2996         XXXXXX2996             193                 ITF LXS 2006-13 8/31/06             $145,520.00
 3001557440          7440         XXXXXX7440             193                 ITF LXS 2006-13 8/31/06             $149,883.94
 3001558240          8240         XXXXXX8240             193                 ITF LXS 2006-13 8/31/06             $136,800.00
 3001561194          1194         XXXXXX1194             193                 ITF LXS 2006-13 8/31/06              $73,312.02
 3001561814          1814         XXXXXX1814             193                 ITF LXS 2006-13 8/31/06              $44,937.75
 3001567191          7191         XXXXXX7191             193                 ITF LXS 2006-13 8/31/06             $328,899.90
 3001568074          8074         XXXXXX8074             193                 ITF LXS 2006-13 8/31/06              $67,311.79
 3001570187          0187         XXXXXX0187             193                 ITF LXS 2006-13 8/31/06             $168,525.00
 3001570195          0195         XXXXXX0195             193                 ITF LXS 2006-13 8/31/06             $117,094.81
 3001570252          0252         XXXXXX0252             193                 ITF LXS 2006-13 8/31/06             $142,400.00
 3001571540          1540         XXXXXX1540             193                 ITF LXS 2006-13 8/31/06              $88,214.67
 3001571631          1631         XXXXXX1631             193                 ITF LXS 2006-13 8/31/06                $0.00
 3001571938          1938         XXXXXX1938             193                 ITF LXS 2006-13 8/31/06             $127,975.00
 3001572084          2084         XXXXXX2084             193                 ITF LXS 2006-13 8/31/06             $326,284.33
 3001572118          2118         XXXXXX2118             193                 ITF LXS 2006-13 8/31/06             $153,555.20
 3001572134          2134         XXXXXX2134             193                 ITF LXS 2006-13 8/31/06             $133,600.00
 3001573959          3959         XXXXXX3959             193                 ITF LXS 2006-13 8/31/06             $118,319.98
 3001574478          4478         XXXXXX4478             193                 ITF LXS 2006-13 8/31/06             $155,999.98
 3001574700          4700         XXXXXX4700             193                 ITF LXS 2006-13 8/31/06             $198,448.92
 3001574866          4866         XXXXXX4866             193                 ITF LXS 2006-13 8/31/06             $144,958.00
 3001574981          4981         XXXXXX4981             193                 ITF LXS 2006-13 8/31/06             $208,700.00
 3001575004          5004         XXXXXX5004             193                 ITF LXS 2006-13 8/31/06             $271,730.67
 3001575319          5319         XXXXXX5319             193                 ITF LXS 2006-13 8/31/06             $160,800.00
 3001575343          5343         XXXXXX5343             193                 ITF LXS 2006-13 8/31/06             $133,596.74
 3001575384          5384         XXXXXX5384             193                 ITF LXS 2006-13 8/31/06             $178,699.73
 3001575467          5467         XXXXXX5467             193                 ITF LXS 2006-13 8/31/06              $49,004.29
 3001575491          5491         XXXXXX5491             193                 ITF LXS 2006-13 8/31/06              $48,973.02
 3001576499          6499         XXXXXX6499             193                 ITF LXS 2006-13 8/31/06             $427,500.00
 3001576697          6697         XXXXXX6697             193                 ITF LXS 2006-13 8/31/06             $234,765.14
 3001576929          6929         XXXXXX6929             193                 ITF LXS 2006-13 8/31/06             $309,435.67
 3001577349          7349         XXXXXX7349             193                 ITF LXS 2006-13 8/31/06             $124,827.24
 3001577927          7927         XXXXXX7927             193                 ITF LXS 2006-13 8/31/06                $0.00
 3001578172          8172         XXXXXX8172             193                 ITF LXS 2006-13 8/31/06             $185,410.92
 3001579949          9949         XXXXXX9949             193                 ITF LXS 2006-13 8/31/06             $204,998.53
 3001580541          0541         XXXXXX0541             193                 ITF LXS 2006-13 8/31/06             $252,000.00
 3001580780          0780         XXXXXX0780             193                 ITF LXS 2006-13 8/31/06             $177,948.37
 3001580962          0962         XXXXXX0962             193                 ITF LXS 2006-13 8/31/06             $263,999.99
 3001580970          0970         XXXXXX0970             193                 ITF LXS 2006-13 8/31/06             $396,000.00
 3001581028          1028         XXXXXX1028             193                 ITF LXS 2006-13 8/31/06             $154,350.09
 3001581069          1069         XXXXXX1069             193                 ITF LXS 2006-13 8/31/06             $103,810.02
 3001581119          1119         XXXXXX1119             193                 ITF LXS 2006-13 8/31/06             $137,620.00
 3001581184          1184         XXXXXX1184             193                 ITF LXS 2006-13 8/31/06             $190,527.68
 3001581192          1192         XXXXXX1192             193                 ITF LXS 2006-13 8/31/06             $300,000.00
 3001581234          1234         XXXXXX1234             193                 ITF LXS 2006-13 8/31/06             $139,651.51
 3001581291          1291         XXXXXX1291             193                 ITF LXS 2006-13 8/31/06                $0.00
 3001581309          1309         XXXXXX1309             193                 ITF LXS 2006-13 8/31/06             $393,807.22
 3001581499          1499         XXXXXX1499             193                 ITF LXS 2006-13 8/31/06             $169,951.86
 3001581606          1606         XXXXXX1606             193                 ITF LXS 2006-13 8/31/06             $112,630.25
 3001581895          1895         XXXXXX1895             193                 ITF LXS 2006-13 8/31/06             $360,000.00
 3001584709          4709         XXXXXX4709             193                 ITF LXS 2006-13 8/31/06             $138,750.00
 3001584956          4956         XXXXXX4956             193                 ITF LXS 2006-13 8/31/06             $465,000.00
 3001585169          5169         XXXXXX5169             193                 ITF LXS 2006-13 8/31/06             $147,534.57
 3001585185          5185         XXXXXX5185             193                 ITF LXS 2006-13 8/31/06             $292,000.00
 3001585201          5201         XXXXXX5201             193                 ITF LXS 2006-13 8/31/06             $195,663.11
 3001585219          5219         XXXXXX5219             193                 ITF LXS 2006-13 8/31/06             $195,278.39
 3001585235          5235         XXXXXX5235             193                 ITF LXS 2006-13 8/31/06              $71,539.35
 3001585334          5334         XXXXXX5334             193                 ITF LXS 2006-13 8/31/06             $275,455.98
 3001585342          5342         XXXXXX5342             193                 ITF LXS 2006-13 8/31/06             $496,916.82
 3001585383          5383         XXXXXX5383             193                 ITF LXS 2006-13 8/31/06                $0.00
 3001585565          5565         XXXXXX5565             193                 ITF LXS 2006-13 8/31/06             $178,792.69
 3001585789          5789         XXXXXX5789             193                 ITF LXS 2006-13 8/31/06             $229,377.31
 3001586001          6001         XXXXXX6001             193                 ITF LXS 2006-13 8/31/06             $188,136.36
 3001586100          6100         XXXXXX6100             193                 ITF LXS 2006-13 8/31/06             $214,008.87
 3001598519          8519         XXXXXX8519             193                 ITF LXS 2006-13 8/31/06             $137,309.25
 3001598964          8964         XXXXXX8964             193                 ITF LXS 2006-13 8/31/06             $117,375.36
 3001599459          9459         XXXXXX9459             193                 ITF LXS 2006-13 8/31/06             $200,210.74
 3001599467          9467         XXXXXX9467             193                 ITF LXS 2006-13 8/31/06             $123,375.04
 3001599525          9525         XXXXXX9525             193                 ITF LXS 2006-13 8/31/06             $103,100.00
 3001599541          9541         XXXXXX9541             193                 ITF LXS 2006-13 8/31/06             $110,799.90
 3001600380          0380         XXXXXX0380             193                 ITF LXS 2006-13 8/31/06             $222,839.31
 3001603236          3236         XXXXXX3236             193                 ITF LXS 2006-13 8/31/06             $188,000.00
 3001605181          5181         XXXXXX5181             193                 ITF LXS 2006-13 8/31/06              $93,962.03
 3001606635          6635         XXXXXX6635             193                 ITF LXS 2006-13 8/31/06             $101,599.85
 3001606643          6643         XXXXXX6643             193                 ITF LXS 2006-13 8/31/06              $84,700.00
 3001607674          7674         XXXXXX7674             193                 ITF LXS 2006-13 8/31/06             $172,224.99
 3001607708          7708         XXXXXX7708             193                 ITF LXS 2006-13 8/31/06             $112,764.26
 3001607716          7716         XXXXXX7716             193                 ITF LXS 2006-13 8/31/06             $196,894.16
 3001607823          7823         XXXXXX7823             193                 ITF LXS 2006-13 8/31/06             $102,678.57
 3001607849          7849         XXXXXX7849             193                 ITF LXS 2006-13 8/31/06             $273,600.00
 3001607864          7864         XXXXXX7864             193                 ITF LXS 2006-13 8/31/06             $100,900.00
 3001608060          8060         XXXXXX8060             193                 ITF LXS 2006-13 8/31/06             $131,200.00
 3001608144          8144         XXXXXX8144             193                 ITF LXS 2006-13 8/31/06             $223,900.00
 3001608201          8201         XXXXXX8201             193                 ITF LXS 2006-13 8/31/06             $340,000.00
 3001608300          8300         XXXXXX8300             193                 ITF LXS 2006-13 8/31/06             $305,000.00
 3001608375          8375         XXXXXX8375             193                 ITF LXS 2006-13 8/31/06             $174,950.00
 3001608490          8490         XXXXXX8490             193                 ITF LXS 2006-13 8/31/06             $103,995.41
 3001608516          8516         XXXXXX8516             193                 ITF LXS 2006-13 8/31/06             $182,000.00
 3001608631          8631         XXXXXX8631             193                 ITF LXS 2006-13 8/31/06             $149,943.84
 3001608649          8649         XXXXXX8649             193                 ITF LXS 2006-13 8/31/06                $0.00
 3001608730          8730         XXXXXX8730             193                 ITF LXS 2006-13 8/31/06             $248,998.39
 3001609175          9175         XXXXXX9175             193                 ITF LXS 2006-13 8/31/06             $334,203.83
 3001609258          9258         XXXXXX9258             193                 ITF LXS 2006-13 8/31/06             $226,648.51
 3001609308          9308         XXXXXX9308             193                 ITF LXS 2006-13 8/31/06             $179,037.77
 3001618424          8424         XXXXXX8424             193                 ITF LXS 2006-13 8/31/06             $351,200.00
 3001618473          8473         XXXXXX8473             193                 ITF LXS 2006-13 8/31/06             $285,632.80
 3001618580          8580         XXXXXX8580             193                 ITF LXS 2006-13 8/31/06              $59,625.71
 3001618879          8879         XXXXXX8879             193                 ITF LXS 2006-13 8/31/06              $76,000.00
 3001618994          8994         XXXXXX8994             193                 ITF LXS 2006-13 8/31/06             $119,996.12
 3001619059          9059         XXXXXX9059             193                 ITF LXS 2006-13 8/31/06             $182,609.03
 3001619265          9265         XXXXXX9265             193                 ITF LXS 2006-13 8/31/06                $0.00
 3001619919          9919         XXXXXX9919             193                 ITF LXS 2006-13 8/31/06              $32,799.30
 3001619976          9976         XXXXXX9976             193                 ITF LXS 2006-13 8/31/06             $115,487.02
 3001620081          0081         XXXXXX0081             193                 ITF LXS 2006-13 8/31/06              $51,667.14
 3001620370          0370         XXXXXX0370             193                 ITF LXS 2006-13 8/31/06              $64,341.13
 3001620453          0453         XXXXXX0453             193                 ITF LXS 2006-13 8/31/06             $135,989.78
 3001621071          1071         XXXXXX1071             193                 ITF LXS 2006-13 8/31/06              $49,257.52
 3001621402          1402         XXXXXX1402             193                 ITF LXS 2006-13 8/31/06              $79,500.86
 3001621451          1451         XXXXXX1451             193                 ITF LXS 2006-13 8/31/06             $273,454.28
 3001621584          1584         XXXXXX1584             193                 ITF LXS 2006-13 8/31/06              $63,460.85
 3001625122          5122         XXXXXX5122             193                 ITF LXS 2006-13 8/31/06              $81,230.44
 3001625205          5205         XXXXXX5205             193                 ITF LXS 2006-13 8/31/06             $108,789.99
 3001629645          9645         XXXXXX9645             193                 ITF LXS 2006-13 8/31/06             $117,399.95
 3001629942          9942         XXXXXX9942             193                 ITF LXS 2006-13 8/31/06             $209,930.00
 3001632821          2821         XXXXXX2821             193                 ITF LXS 2006-13 8/31/06             $174,620.33
 3001633050          3050         XXXXXX3050             193                 ITF LXS 2006-13 8/31/06             $183,000.00
 3001634348          4348         XXXXXX4348             193                 ITF LXS 2006-13 8/31/06             $101,689.76
 3001634546          4546         XXXXXX4546             193                 ITF LXS 2006-13 8/31/06              $97,342.90
 3001635089          5089         XXXXXX5089             193                 ITF LXS 2006-13 8/31/06              $85,874.32
 3001637952          7952         XXXXXX7952             193                 ITF LXS 2006-13 8/31/06             $140,000.00
 3001639073          9073         XXXXXX9073             193                 ITF LXS 2006-13 8/31/06             $203,500.00
 3001639164          9164         XXXXXX9164             193                 ITF LXS 2006-13 8/31/06             $112,038.04
 3001639222          9222         XXXXXX9222             193                 ITF LXS 2006-13 8/31/06                $0.00
 3001639362          9362         XXXXXX9362             193                 ITF LXS 2006-13 8/31/06             $140,000.00
 3001639438          9438         XXXXXX9438             193                 ITF LXS 2006-13 8/31/06             $266,865.12
 3001639487          9487         XXXXXX9487             193                 ITF LXS 2006-13 8/31/06             $326,400.00
 3001639511          9511         XXXXXX9511             193                 ITF LXS 2006-13 8/31/06             $177,600.00
 3001639628          9628         XXXXXX9628             193                 ITF LXS 2006-13 8/31/06             $119,961.39
 3001639693          9693         XXXXXX9693             193                 ITF LXS 2006-13 8/31/06             $108,768.08
 3001639842          9842         XXXXXX9842             193                 ITF LXS 2006-13 8/31/06             $107,783.50
 3001639982          9982         XXXXXX9982             193                 ITF LXS 2006-13 8/31/06                $0.00
 3001640097          0097         XXXXXX0097             193                 ITF LXS 2006-13 8/31/06             $170,865.44
 3001640287          0287         XXXXXX0287             193                 ITF LXS 2006-13 8/31/06             $108,000.00
 3001640295          0295         XXXXXX0295             193                 ITF LXS 2006-13 8/31/06             $167,605.44
 3001640378          0378         XXXXXX0378             193                 ITF LXS 2006-13 8/31/06             $119,628.94
 3001658222          8222         XXXXXX8222             193                 ITF LXS 2006-13 8/31/06             $330,000.00
 3001660004          0004         XXXXXX0004             193                 ITF LXS 2006-13 8/31/06             $208,000.00
 3001662562          2562         XXXXXX2562             193                 ITF LXS 2006-13 8/31/06             $153,600.00
 3001662620          2620         XXXXXX2620             193                 ITF LXS 2006-13 8/31/06             $263,797.02
 3001663081          3081         XXXXXX3081             193                 ITF LXS 2006-13 8/31/06             $146,263.62
 3001663305          3305         XXXXXX3305             193                 ITF LXS 2006-13 8/31/06             $380,000.00
 3001663313          3313         XXXXXX3313             193                 ITF LXS 2006-13 8/31/06             $371,000.00
 3001663370          3370         XXXXXX3370             193                 ITF LXS 2006-13 8/31/06             $216,000.00
 3001663545          3545         XXXXXX3545             193                 ITF LXS 2006-13 8/31/06             $112,800.00
 3001665169          5169         XXXXXX5169             193                 ITF LXS 2006-13 8/31/06             $146,300.00
 3001665193          5193         XXXXXX5193             193                 ITF LXS 2006-13 8/31/06             $210,400.00
 3001665748          5748         XXXXXX5748             193                 ITF LXS 2006-13 8/31/06             $188,000.00
 3001667520          7520         XXXXXX7520             193                 ITF LXS 2006-13 8/31/06              $67,060.93
 3001667819          7819         XXXXXX7819             193                 ITF LXS 2006-13 8/31/06             $142,620.00
 3001667934          7934         XXXXXX7934             193                 ITF LXS 2006-13 8/31/06             $263,950.36
 3001668148          8148         XXXXXX8148             193                 ITF LXS 2006-13 8/31/06             $161,600.00
 3001668536          8536         XXXXXX8536             193                 ITF LXS 2006-13 8/31/06             $160,000.00
 3001668981          8981         XXXXXX8981             193                 ITF LXS 2006-13 8/31/06             $280,000.00
 3001669120          9120         XXXXXX9120             193                 ITF LXS 2006-13 8/31/06             $159,881.71
 3001669351          9351         XXXXXX9351             193                 ITF LXS 2006-13 8/31/06             $266,797.92
 3001679996          9996         XXXXXX9996             193                 ITF LXS 2006-13 8/31/06              $91,961.51
 3001680762          0762         XXXXXX0762             193                 ITF LXS 2006-13 8/31/06              $59,652.18
 3001681059          1059         XXXXXX1059             193                 ITF LXS 2006-13 8/31/06             $112,000.00
 3001699051          9051         XXXXXX9051             193                 ITF LXS 2006-13 8/31/06              $45,836.52
 3001699218          9218         XXXXXX9218             193                 ITF LXS 2006-13 8/31/06             $106,400.00
 3001699242          9242         XXXXXX9242             193                 ITF LXS 2006-13 8/31/06             $272,000.00
 3001699663          9663         XXXXXX9663             193                 ITF LXS 2006-13 8/31/06                $0.00
 3001699754          9754         XXXXXX9754             193                 ITF LXS 2006-13 8/31/06             $264,535.13
 3001702491          2491         XXXXXX2491             193                 ITF LXS 2006-13 8/31/06             $442,000.00
 3001706641          6641         XXXXXX6641             193                 ITF LXS 2006-13 8/31/06             $383,800.00
 3001706690          6690         XXXXXX6690             193                 ITF LXS 2006-13 8/31/06             $173,800.00
 3001707466          7466         XXXXXX7466             193                 ITF LXS 2006-13 8/31/06             $212,000.00
 3001720360          0360         XXXXXX0360             193                 ITF LXS 2006-13 8/31/06             $195,000.00
 3001728967          8967         XXXXXX8967             193                 ITF LXS 2006-13 8/31/06             $218,134.79
 3001729924          9924         XXXXXX9924             193                 ITF LXS 2006-13 8/31/06             $351,200.00
 3001738420          8420         XXXXXX8420             193                 ITF LXS 2006-13 8/31/06             $177,794.77
 3001740269          0269         XXXXXX0269             193                 ITF LXS 2006-13 8/31/06             $356,916.70
 3001752850          2850         XXXXXX2850             193                 ITF LXS 2006-13 8/31/06                $0.00
 3001757339          7339         XXXXXX7339             193                 ITF LXS 2006-13 8/31/06             $243,442.07
 3001757479          7479         XXXXXX7479             193                 ITF LXS 2006-13 8/31/06             $193,196.42
 3001762057          2057         XXXXXX2057             193                 ITF LXS 2006-13 8/31/06              $86,373.18
 3001762248          2248         XXXXXX2248             193                 ITF LXS 2006-13 8/31/06             $171,949.74
 3001771421          1421         XXXXXX1421             193                 ITF LXS 2006-13 8/31/06             $174,400.00
 3001772460          2460         XXXXXX2460             193                 ITF LXS 2006-13 8/31/06             $302,131.67
 3001773575          3575         XXXXXX3575             193                 ITF LXS 2006-13 8/31/06              $85,574.59
 3001774706          4706         XXXXXX4706             193                 ITF LXS 2006-13 8/31/06              $94,500.00
 3001774946          4946         XXXXXX4946             193                 ITF LXS 2006-13 8/31/06             $180,000.00
 3001775232          5232         XXXXXX5232             193                 ITF LXS 2006-13 8/31/06             $130,960.00
 3001784465          4465         XXXXXX4465             193                 ITF LXS 2006-13 8/31/06              $88,000.00
 3001784523          4523         XXXXXX4523             193                 ITF LXS 2006-13 8/31/06             $112,820.95
 3001792666          2666         XXXXXX2666             193                 ITF LXS 2006-13 8/31/06              $95,457.43
 3001794944          4944         XXXXXX4944             193                 ITF LXS 2006-13 8/31/06             $243,399.65
 3001795438          5438         XXXXXX5438             193                 ITF LXS 2006-13 8/31/06             $104,178.57
 3001796717          6717         XXXXXX6717             193                 ITF LXS 2006-13 8/31/06             $258,175.02
 3001797558          7558         XXXXXX7558             193                 ITF LXS 2006-13 8/31/06              $85,791.54
 3001797970          7970         XXXXXX7970             193                 ITF LXS 2006-13 8/31/06             $328,000.00
 3001798101          8101         XXXXXX8101             193                 ITF LXS 2006-13 8/31/06              $54,005.89
 3001798788          8788         XXXXXX8788             193                 ITF LXS 2006-13 8/31/06              $83,063.76
 3001799802          9802         XXXXXX9802             193                 ITF LXS 2006-13 8/31/06             $262,435.88
 3001800006          0006         XXXXXX0006             193                 ITF LXS 2006-13 8/31/06              $88,000.00
 3001800022          0022         XXXXXX0022             193                 ITF LXS 2006-13 8/31/06             $229,297.39
 3001810278          0278         XXXXXX0278             193                 ITF LXS 2006-13 8/31/06             $320,295.52
 3001810807          0807         XXXXXX0807             193                 ITF LXS 2006-13 8/31/06             $254,400.00
 3001815590          5590         XXXXXX5590             193                 ITF LXS 2006-13 8/31/06             $239,100.00
 3001818529          8529         XXXXXX8529             193                 ITF LXS 2006-13 8/31/06              $70,653.61
 3001819014          9014         XXXXXX9014             193                 ITF LXS 2006-13 8/31/06             $172,000.00
 3001819998          9998         XXXXXX9998             193                 ITF LXS 2006-13 8/31/06             $113,084.75
 3001821291          1291         XXXXXX1291             193                 ITF LXS 2006-13 8/31/06              $76,012.40
 3001821838          1838         XXXXXX1838             193                 ITF LXS 2006-13 8/31/06             $271,019.49
 3001821929          1929         XXXXXX1929             193                 ITF LXS 2006-13 8/31/06              $47,715.82
 3001822620          2620         XXXXXX2620             193                 ITF LXS 2006-13 8/31/06             $397,450.23
 3001822893          2893         XXXXXX2893             193                 ITF LXS 2006-13 8/31/06             $222,418.43
 3001822935          2935         XXXXXX2935             193                 ITF LXS 2006-13 8/31/06             $152,000.00
 3001823172          3172         XXXXXX3172             193                 ITF LXS 2006-13 8/31/06              $96,015.84
 3001823396          3396         XXXXXX3396             193                 ITF LXS 2006-13 8/31/06             $228,743.57
 3001823560          3560         XXXXXX3560             193                 ITF LXS 2006-13 8/31/06                $0.00
 3001823909          3909         XXXXXX3909             193                 ITF LXS 2006-13 8/31/06             $446,706.27
 3001828460          8460         XXXXXX8460             193                 ITF LXS 2006-13 8/31/06             $205,600.00
 3001829351          9351         XXXXXX9351             193                 ITF LXS 2006-13 8/31/06             $299,066.40
 3001852312          2312         XXXXXX2312             193                 ITF LXS 2006-13 8/31/06             $194,763.94
 3001860489          0489         XXXXXX0489             193                 ITF LXS 2006-13 8/31/06             $119,141.38
 1007685397          5397         XXXXXX5397             377                  ITF LXS 2006-15 092906             $175,508.28
 1007774423          4423         XXXXXX4423             377                  ITF LXS 2006-15 092906             $303,429.33
 1007868803          8803         XXXXXX8803             377                  ITF LXS 2006-15 092906             $236,926.46
 1007922527          2527         XXXXXX2527             377                  ITF LXS 2006-15 092906             $119,569.28
 1007997909          7909         XXXXXX7909             377                  ITF LXS 2006-15 092906             $239,712.06
 1008010769          0769         XXXXXX0769             377                  ITF LXS 2006-15 092906             $449,232.24
 1008022350          2350         XXXXXX2350             377                  ITF LXS 2006-15 092906             $555,000.00
 1008022517          2517         XXXXXX2517             377                  ITF LXS 2006-15 092906             $583,567.31
 1008032284          2284         XXXXXX2284             377                  ITF LXS 2006-15 092906             $491,237.62
 1008034298          4298         XXXXXX4298             377                  ITF LXS 2006-15 092906             $396,135.27
 1008042028          2028         XXXXXX2028             377                  ITF LXS 2006-15 092906             $216,717.43
 1008051136          1136         XXXXXX1136             377                  ITF LXS 2006-15 092906             $938,869.84
 1008053835          3835         XXXXXX3835             377                  ITF LXS 2006-15 092906             $146,781.24
 1008071381          1381         XXXXXX1381             377                  ITF LXS 2006-15 092906             $416,656.72
 1008168542          8542         XXXXXX8542             377                  ITF LXS 2006-15 092906             $287,587.24
 3001575715          5715         XXXXXX5715             377                  ITF LXS 2006-15 092906             $506,277.23
 3001580830          0830         XXXXXX0830             377                  ITF LXS 2006-15 092906             $101,834.24
 3001819394          9394         XXXXXX9394             377                  ITF LXS 2006-15 092906             $440,000.00
 3001852668          2668         XXXXXX2668             377                  ITF LXS 2006-15 092906             $572,000.00
 3001910607          0607         XXXXXX0607             377                  ITF LXS 2006-15 092906                $0.00
 1007250853          0853         XXXXXX0853             374                 ITF LXS 2006-16N 092906             $493,322.72
 1007250960          0960         XXXXXX0960             374                 ITF LXS 2006-16N 092906             $504,584.21
 1007299462          9462         XXXXXX9462             374                 ITF LXS 2006-16N 092906             $513,828.71
 1007299470          9470         XXXXXX9470             374                 ITF LXS 2006-16N 092906             $656,225.58
 1007338138          8138         XXXXXX8138             374                 ITF LXS 2006-16N 092906             $332,614.06
 1007338260          8260         XXXXXX8260             374                 ITF LXS 2006-16N 092906             $401,230.47
 1007338302          8302         XXXXXX8302             374                 ITF LXS 2006-16N 092906             $332,007.77
 1007391608          1608         XXXXXX1608             374                 ITF LXS 2006-16N 092906             $338,014.99
 1007444647          4647         XXXXXX4647             374                 ITF LXS 2006-16N 092906             $410,942.28
 1007686031          6031         XXXXXX6031             374                 ITF LXS 2006-16N 092906             $288,493.83
 1007760737          0737         XXXXXX0737             374                 ITF LXS 2006-16N 092906             $269,992.03
 1007760950          0950         XXXXXX0950             374                 ITF LXS 2006-16N 092906             $297,828.70
 1007761065          1065         XXXXXX1065             374                 ITF LXS 2006-16N 092906             $312,346.26
 1007766353          6353         XXXXXX6353             374                 ITF LXS 2006-16N 092906             $457,543.17
 1007766635          6635         XXXXXX6635             374                 ITF LXS 2006-16N 092906            $1,003,571.53
 1007779869          9869         XXXXXX9869             374                 ITF LXS 2006-16N 092906             $150,984.27
 1008002162          2162         XXXXXX2162             374                 ITF LXS 2006-16N 092906             $481,385.10
 1008016261          6261         XXXXXX6261             374                 ITF LXS 2006-16N 092906             $262,362.57
 1008016543          6543         XXXXXX6543             374                 ITF LXS 2006-16N 092906             $371,741.49
 1008038232          8232         XXXXXX8232             374                 ITF LXS 2006-16N 092906             $125,343.95
 1008038513          8513         XXXXXX8513             374                 ITF LXS 2006-16N 092906             $479,806.24
 1008038570          8570         XXXXXX8570             374                 ITF LXS 2006-16N 092906             $472,017.57
 1008039727          9727         XXXXXX9727             374                 ITF LXS 2006-16N 092906             $177,450.04
 1008040238          0238         XXXXXX0238             374                 ITF LXS 2006-16N 092906             $466,666.13
 1008041061          1061         XXXXXX1061             374                 ITF LXS 2006-16N 092906             $180,516.14
 1008041749          1749         XXXXXX1749             374                 ITF LXS 2006-16N 092906             $230,562.89
 1008042044          2044         XXXXXX2044             374                 ITF LXS 2006-16N 092906             $213,297.04
 1008042671          2671         XXXXXX2671             374                 ITF LXS 2006-16N 092906             $331,066.59
 1008043448          3448         XXXXXX3448             374                 ITF LXS 2006-16N 092906             $261,435.31
 1008043810          3810         XXXXXX3810             374                 ITF LXS 2006-16N 092906             $165,160.37
 1008043901          3901         XXXXXX3901             374                 ITF LXS 2006-16N 092906             $404,918.46
 1008044313          4313         XXXXXX4313             374                 ITF LXS 2006-16N 092906             $284,190.92
 1008044446          4446         XXXXXX4446             374                 ITF LXS 2006-16N 092906                $0.00
 1008044768          4768         XXXXXX4768             374                 ITF LXS 2006-16N 092906             $160,762.56
 1008045179          5179         XXXXXX5179             374                 ITF LXS 2006-16N 092906             $253,654.28
 1008045450          5450         XXXXXX5450             374                 ITF LXS 2006-16N 092906             $226,307.82
 1008045682          5682         XXXXXX5682             374                 ITF LXS 2006-16N 092906             $304,292.62
 1008046227          6227         XXXXXX6227             374                 ITF LXS 2006-16N 092906             $436,467.30
 1008046870          6870         XXXXXX6870             374                 ITF LXS 2006-16N 092906             $498,147.08
 1008047118          7118         XXXXXX7118             374                 ITF LXS 2006-16N 092906             $252,900.73
 1008047548          7548         XXXXXX7548             374                 ITF LXS 2006-16N 092906             $150,200.49
 1008048355          8355         XXXXXX8355             374                 ITF LXS 2006-16N 092906             $348,777.24
 1008048595          8595         XXXXXX8595             374                 ITF LXS 2006-16N 092906             $246,684.31
 1008050070          0070         XXXXXX0070             374                 ITF LXS 2006-16N 092906             $132,167.78
 1008050351          0351         XXXXXX0351             374                 ITF LXS 2006-16N 092906             $346,970.55
 1008050450          0450         XXXXXX0450             374                 ITF LXS 2006-16N 092906             $342,419.54
 1008050724          0724         XXXXXX0724             374                 ITF LXS 2006-16N 092906             $352,762.98
 1008050773          0773         XXXXXX0773             374                 ITF LXS 2006-16N 092906             $510,077.78
 1008052423          2423         XXXXXX2423             374                 ITF LXS 2006-16N 092906             $447,965.10
 1008052647          2647         XXXXXX2647             374                 ITF LXS 2006-16N 092906             $117,847.31
 1008052811          2811         XXXXXX2811             374                 ITF LXS 2006-16N 092906             $188,830.45
 1008053017          3017         XXXXXX3017             374                 ITF LXS 2006-16N 092906             $288,751.96
 1008053702          3702         XXXXXX3702             374                 ITF LXS 2006-16N 092906             $265,471.16
 1008053728          3728         XXXXXX3728             374                 ITF LXS 2006-16N 092906             $520,674.69
 1008054320          4320         XXXXXX4320             374                 ITF LXS 2006-16N 092906             $185,161.81
 1008054437          4437         XXXXXX4437             374                 ITF LXS 2006-16N 092906             $207,610.11
 1008054478          4478         XXXXXX4478             374                 ITF LXS 2006-16N 092906             $599,102.71
 1008055426          5426         XXXXXX5426             374                 ITF LXS 2006-16N 092906             $105,176.15
 1008055673          5673         XXXXXX5673             374                 ITF LXS 2006-16N 092906             $177,163.80
 1008055921          5921         XXXXXX5921             374                 ITF LXS 2006-16N 092906             $255,104.01
 1008056010          6010         XXXXXX6010             374                 ITF LXS 2006-16N 092906             $546,694.52
 1008056226          6226         XXXXXX6226             374                 ITF LXS 2006-16N 092906             $391,072.78
 1008056366          6366         XXXXXX6366             374                 ITF LXS 2006-16N 092906             $327,383.81
 1008056549          6549         XXXXXX6549             374                 ITF LXS 2006-16N 092906             $219,240.75
 1008057588          7588         XXXXXX7588             374                 ITF LXS 2006-16N 092906             $241,420.29
 1008057992          7992         XXXXXX7992             374                 ITF LXS 2006-16N 092906             $212,313.36
 1008059444          9444         XXXXXX9444             374                 ITF LXS 2006-16N 092906             $241,874.70
 1008059667          9667         XXXXXX9667             374                 ITF LXS 2006-16N 092906              $67,243.86
 1008059816          9816         XXXXXX9816             374                 ITF LXS 2006-16N 092906             $317,087.54
 1008059931          9931         XXXXXX9931             374                 ITF LXS 2006-16N 092906             $282,297.80
 1008060095          0095         XXXXXX0095             374                 ITF LXS 2006-16N 092906             $115,697.83
 1008060111          0111         XXXXXX0111             374                 ITF LXS 2006-16N 092906             $119,582.69
 1008060665          0665         XXXXXX0665             374                 ITF LXS 2006-16N 092906             $514,322.13
 1008061127          1127         XXXXXX1127             374                 ITF LXS 2006-16N 092906             $176,182.60
 1008061275          1275         XXXXXX1275             374                 ITF LXS 2006-16N 092906             $656,359.65
 1008061812          1812         XXXXXX1812             374                 ITF LXS 2006-16N 092906             $198,709.53
 1008062166          2166         XXXXXX2166             374                 ITF LXS 2006-16N 092906             $185,688.73
 1008062190          2190         XXXXXX2190             374                 ITF LXS 2006-16N 092906             $178,626.45
 1008063982          3982         XXXXXX3982             374                 ITF LXS 2006-16N 092906                $0.00
 1008064402          4402         XXXXXX4402             374                 ITF LXS 2006-16N 092906             $288,851.31
 1008064865          4865         XXXXXX4865             374                 ITF LXS 2006-16N 092906             $533,117.19
 1008065318          5318         XXXXXX5318             374                 ITF LXS 2006-16N 092906             $252,263.17
 1008066019          6019         XXXXXX6019             374                 ITF LXS 2006-16N 092906             $381,515.90
 1008066472          6472         XXXXXX6472             374                 ITF LXS 2006-16N 092906             $154,933.61
 1008066993          6993         XXXXXX6993             374                 ITF LXS 2006-16N 092906             $443,311.04
 1008067306          7306         XXXXXX7306             374                 ITF LXS 2006-16N 092906             $452,047.83
 1008067405          7405         XXXXXX7405             374                 ITF LXS 2006-16N 092906             $515,576.82
 1008068213          8213         XXXXXX8213             374                 ITF LXS 2006-16N 092906             $441,998.54
 1008068536          8536         XXXXXX8536             374                 ITF LXS 2006-16N 092906             $176,763.00
 1008069807          9807         XXXXXX9807             374                 ITF LXS 2006-16N 092906             $196,949.15
 1008070342          0342         XXXXXX0342             374                 ITF LXS 2006-16N 092906             $458,473.77
 1008071258          1258         XXXXXX1258             374                 ITF LXS 2006-16N 092906             $218,060.06
 1008071803          1803         XXXXXX1803             374                 ITF LXS 2006-16N 092906             $468,205.44
 1008072025          2025         XXXXXX2025             374                 ITF LXS 2006-16N 092906             $293,788.45
 1008072421          2421         XXXXXX2421             374                 ITF LXS 2006-16N 092906             $255,590.02
 1008073239          3239         XXXXXX3239             374                 ITF LXS 2006-16N 092906             $181,268.01
 1008074021          4021         XXXXXX4021             374                 ITF LXS 2006-16N 092906             $647,679.83
 1008074245          4245         XXXXXX4245             374                 ITF LXS 2006-16N 092906             $124,663.69
 1008074633          4633         XXXXXX4633             374                 ITF LXS 2006-16N 092906             $417,153.56
 1008074781          4781         XXXXXX4781             374                 ITF LXS 2006-16N 092906             $154,983.69
 1008075218          5218         XXXXXX5218             374                 ITF LXS 2006-16N 092906             $426,955.17
 1008075598          5598         XXXXXX5598             374                 ITF LXS 2006-16N 092906              $75,738.96
 1008075986          5986         XXXXXX5986             374                 ITF LXS 2006-16N 092906             $217,322.07
 1008077032          7032         XXXXXX7032             374                 ITF LXS 2006-16N 092906             $304,932.68
 1008077297          7297         XXXXXX7297             374                 ITF LXS 2006-16N 092906             $372,715.23
 1008078220          8220         XXXXXX8220             374                 ITF LXS 2006-16N 092906             $287,897.39
 1008081125          1125         XXXXXX1125             374                 ITF LXS 2006-16N 092906             $347,537.73
 1008081224          1224         XXXXXX1224             374                 ITF LXS 2006-16N 092906             $623,721.61
 1008081562          1562         XXXXXX1562             374                 ITF LXS 2006-16N 092906             $485,582.24
 1008082396          2396         XXXXXX2396             374                 ITF LXS 2006-16N 092906             $240,610.61
 1008082636          2636         XXXXXX2636             374                 ITF LXS 2006-16N 092906             $289,261.25
 1008082651          2651         XXXXXX2651             374                 ITF LXS 2006-16N 092906             $305,979.81
 1008083519          3519         XXXXXX3519             374                 ITF LXS 2006-16N 092906             $225,357.99
 1008083980          3980         XXXXXX3980             374                 ITF LXS 2006-16N 092906             $415,227.36
 1008084004          4004         XXXXXX4004             374                 ITF LXS 2006-16N 092906             $484,479.36
 1008084962          4962         XXXXXX4962             374                 ITF LXS 2006-16N 092906             $202,148.84
 1008085837          5837         XXXXXX5837             374                 ITF LXS 2006-16N 092906                $0.00
 1008086322          6322         XXXXXX6322             374                 ITF LXS 2006-16N 092906             $161,605.90
 1008086587          6587         XXXXXX6587             374                 ITF LXS 2006-16N 092906             $272,197.31
 1008087155          7155         XXXXXX7155             374                 ITF LXS 2006-16N 092906             $203,817.76
 1008087254          7254         XXXXXX7254             374                 ITF LXS 2006-16N 092906             $138,324.78
 1008087262          7262         XXXXXX7262             374                 ITF LXS 2006-16N 092906             $537,414.24
 1008087502          7502         XXXXXX7502             374                 ITF LXS 2006-16N 092906             $616,142.85
 1008087916          7916         XXXXXX7916             374                 ITF LXS 2006-16N 092906             $213,606.70
 1008089052          9052         XXXXXX9052             374                 ITF LXS 2006-16N 092906             $248,152.04
 1008089235          9235         XXXXXX9235             374                 ITF LXS 2006-16N 092906             $178,696.53
 1008090209          0209         XXXXXX0209             374                 ITF LXS 2006-16N 092906             $203,462.44
 1008091082          1082         XXXXXX1082             374                 ITF LXS 2006-16N 092906             $496,892.40
 1008091132          1132         XXXXXX1132             374                 ITF LXS 2006-16N 092906             $201,731.08
 1008091256          1256         XXXXXX1256             374                 ITF LXS 2006-16N 092906             $352,061.37
 1008091421          1421         XXXXXX1421             374                 ITF LXS 2006-16N 092906             $176,790.95
 1008091926          1926         XXXXXX1926             374                 ITF LXS 2006-16N 092906             $384,233.20
 1008092288          2288         XXXXXX2288             374                 ITF LXS 2006-16N 092906             $538,971.72
 1008092502          2502         XXXXXX2502             374                 ITF LXS 2006-16N 092906             $387,393.80
 1008092619          2619         XXXXXX2619             374                 ITF LXS 2006-16N 092906             $150,641.46
 1008092726          2726         XXXXXX2726             374                 ITF LXS 2006-16N 092906             $193,924.42
 1008093617          3617         XXXXXX3617             374                 ITF LXS 2006-16N 092906             $338,411.77
 1008094649          4649         XXXXXX4649             374                 ITF LXS 2006-16N 092906             $299,665.43
 1008095091          5091         XXXXXX5091             374                 ITF LXS 2006-16N 092906             $605,314.48
 1008095968          5968         XXXXXX5968             374                 ITF LXS 2006-16N 092906             $186,742.19
 1008096388          6388         XXXXXX6388             374                 ITF LXS 2006-16N 092906             $160,969.99
 1008096511          6511         XXXXXX6511             374                 ITF LXS 2006-16N 092906             $264,883.66
 1008097717          7717         XXXXXX7717             374                 ITF LXS 2006-16N 092906             $506,261.43
 1008097808          7808         XXXXXX7808             374                 ITF LXS 2006-16N 092906             $344,015.78
 1008097964          7964         XXXXXX7964             374                 ITF LXS 2006-16N 092906             $142,058.83
 1008100305          0305         XXXXXX0305             374                 ITF LXS 2006-16N 092906             $567,359.49
 1008101006          1006         XXXXXX1006             374                 ITF LXS 2006-16N 092906             $392,929.75
 1008101386          1386         XXXXXX1386             374                 ITF LXS 2006-16N 092906             $338,974.59
 1008101816          1816         XXXXXX1816             374                 ITF LXS 2006-16N 092906             $184,450.85
 1008102145          2145         XXXXXX2145             374                 ITF LXS 2006-16N 092906             $350,786.56
 1008102335          2335         XXXXXX2335             374                 ITF LXS 2006-16N 092906             $167,668.00
 1008102756          2756         XXXXXX2756             374                 ITF LXS 2006-16N 092906             $379,086.75
 1008103010          3010         XXXXXX3010             374                 ITF LXS 2006-16N 092906             $271,921.85
 1008103267          3267         XXXXXX3267             374                 ITF LXS 2006-16N 092906             $223,454.06
 1008103390          3390         XXXXXX3390             374                 ITF LXS 2006-16N 092906             $353,697.47
 1008103580          3580         XXXXXX3580             374                 ITF LXS 2006-16N 092906             $453,091.63
 1008103846          3846         XXXXXX3846             374                 ITF LXS 2006-16N 092906             $312,025.34
 1008104299          4299         XXXXXX4299             374                 ITF LXS 2006-16N 092906             $293,642.34
 1008104901          4901         XXXXXX4901             374                 ITF LXS 2006-16N 092906             $242,717.81
 1008105171          5171         XXXXXX5171             374                 ITF LXS 2006-16N 092906             $278,506.67
 1008105221          5221         XXXXXX5221             374                 ITF LXS 2006-16N 092906             $312,782.38
 1008105320          5320         XXXXXX5320             374                 ITF LXS 2006-16N 092906             $157,197.36
 1008105486          5486         XXXXXX5486             374                 ITF LXS 2006-16N 092906             $657,086.03
 1008106278          6278         XXXXXX6278             374                 ITF LXS 2006-16N 092906             $185,599.65
 1008106872          6872         XXXXXX6872             374                 ITF LXS 2006-16N 092906             $208,321.82
 1008109009          9009         XXXXXX9009             374                 ITF LXS 2006-16N 092906             $434,820.28
 1008109876          9876         XXXXXX9876             374                 ITF LXS 2006-16N 092906             $459,243.74
 1008110288          0288         XXXXXX0288             374                 ITF LXS 2006-16N 092906             $131,893.60
 1008110791          0791         XXXXXX0791             374                 ITF LXS 2006-16N 092906             $287,953.89
 1008110957          0957         XXXXXX0957             374                 ITF LXS 2006-16N 092906             $392,486.70
 1008111872          1872         XXXXXX1872             374                 ITF LXS 2006-16N 092906             $210,618.37
 1008112292          2292         XXXXXX2292             374                 ITF LXS 2006-16N 092906             $349,780.61
 1008113191          3191         XXXXXX3191             374                 ITF LXS 2006-16N 092906             $370,830.31
 1008113639          3639         XXXXXX3639             374                 ITF LXS 2006-16N 092906             $308,318.81
 1008114348          4348         XXXXXX4348             374                 ITF LXS 2006-16N 092906             $293,145.85
 1008114967          4967         XXXXXX4967             374                 ITF LXS 2006-16N 092906             $322,525.04
 1008115139          5139         XXXXXX5139             374                 ITF LXS 2006-16N 092906             $408,370.46
 1008115428          5428         XXXXXX5428             374                 ITF LXS 2006-16N 092906             $188,557.30
 1008115501          5501         XXXXXX5501             374                 ITF LXS 2006-16N 092906             $490,327.36
 1008116483          6483         XXXXXX6483             374                 ITF LXS 2006-16N 092906             $149,639.21
 1008117382          7382         XXXXXX7382             374                 ITF LXS 2006-16N 092906             $637,113.77
 1008117788          7788         XXXXXX7788             374                 ITF LXS 2006-16N 092906             $261,692.88
 1008117986          7986         XXXXXX7986             374                 ITF LXS 2006-16N 092906             $174,879.67
 1008118877          8877         XXXXXX8877             374                 ITF LXS 2006-16N 092906             $235,046.54
 1008119511          9511         XXXXXX9511             374                 ITF LXS 2006-16N 092906             $141,016.00
 1008119719          9719         XXXXXX9719             374                 ITF LXS 2006-16N 092906             $176,791.92
 1008120279          0279         XXXXXX0279             374                 ITF LXS 2006-16N 092906             $245,124.47
 1008121897          1897         XXXXXX1897             374                 ITF LXS 2006-16N 092906             $259,133.35
 1008121970          1970         XXXXXX1970             374                 ITF LXS 2006-16N 092906             $150,491.44
 1008122069          2069         XXXXXX2069             374                 ITF LXS 2006-16N 092906             $371,506.97
 1008122218          2218         XXXXXX2218             374                 ITF LXS 2006-16N 092906             $377,593.18
 1008122291          2291         XXXXXX2291             374                 ITF LXS 2006-16N 092906             $195,238.77
 1008122606          2606         XXXXXX2606             374                 ITF LXS 2006-16N 092906             $292,379.21
 1008122630          2630         XXXXXX2630             374                 ITF LXS 2006-16N 092906             $229,422.10
 1008122804          2804         XXXXXX2804             374                 ITF LXS 2006-16N 092906             $401,255.92
 1008123646          3646         XXXXXX3646             374                 ITF LXS 2006-16N 092906             $195,300.64
 1008123851          3851         XXXXXX3851             374                 ITF LXS 2006-16N 092906             $201,997.48
 1008123992          3992         XXXXXX3992             374                 ITF LXS 2006-16N 092906             $172,135.15
 1008124008          4008         XXXXXX4008             374                 ITF LXS 2006-16N 092906             $352,543.92
 1008124180          4180         XXXXXX4180             374                 ITF LXS 2006-16N 092906             $612,097.05
 1008124412          4412         XXXXXX4412             374                 ITF LXS 2006-16N 092906             $247,474.38
 1008125021          5021         XXXXXX5021             374                 ITF LXS 2006-16N 092906                $0.00
 1008125765          5765         XXXXXX5765             374                 ITF LXS 2006-16N 092906             $502,222.81
 1008126334          6334         XXXXXX6334             374                 ITF LXS 2006-16N 092906             $317,236.36
 1008127936          7936         XXXXXX7936             374                 ITF LXS 2006-16N 092906             $216,979.45
 1008128538          8538         XXXXXX8538             374                 ITF LXS 2006-16N 092906             $208,027.21
 1008129635          9635         XXXXXX9635             374                 ITF LXS 2006-16N 092906             $302,011.07
 1008129775          9775         XXXXXX9775             374                 ITF LXS 2006-16N 092906             $166,364.11
 1008129916          9916         XXXXXX9916             374                 ITF LXS 2006-16N 092906             $147,002.19
 1008129932          9932         XXXXXX9932             374                 ITF LXS 2006-16N 092906             $350,068.71
 1008130245          0245         XXXXXX0245             374                 ITF LXS 2006-16N 092906             $361,185.05
 1008131029          1029         XXXXXX1029             374                 ITF LXS 2006-16N 092906             $396,363.83
 1008131169          1169         XXXXXX1169             374                 ITF LXS 2006-16N 092906             $145,856.70
 1008131375          1375         XXXXXX1375             374                 ITF LXS 2006-16N 092906             $329,102.50
 1008133918          3918         XXXXXX3918             374                 ITF LXS 2006-16N 092906             $302,734.14
 1008133991          3991         XXXXXX3991             374                 ITF LXS 2006-16N 092906             $246,630.40
 1008134130          4130         XXXXXX4130             374                 ITF LXS 2006-16N 092906             $440,521.67
 1008134155          4155         XXXXXX4155             374                 ITF LXS 2006-16N 092906             $448,425.24
 1008134437          4437         XXXXXX4437             374                 ITF LXS 2006-16N 092906             $241,355.66
 1008134908          4908         XXXXXX4908             374                 ITF LXS 2006-16N 092906             $291,691.18
 1008134999          4999         XXXXXX4999             374                 ITF LXS 2006-16N 092906             $173,551.10
 1008135277          5277         XXXXXX5277             374                 ITF LXS 2006-16N 092906             $128,547.69
 1008135715          5715         XXXXXX5715             374                 ITF LXS 2006-16N 092906             $271,335.14
 1008135947          5947         XXXXXX5947             374                 ITF LXS 2006-16N 092906             $191,093.82
 1008136077          6077         XXXXXX6077             374                 ITF LXS 2006-16N 092906                $0.00
 1008136325          6325         XXXXXX6325             374                 ITF LXS 2006-16N 092906             $293,390.77
 1008136465          6465         XXXXXX6465             374                 ITF LXS 2006-16N 092906             $452,784.77
 1008136804          6804         XXXXXX6804             374                 ITF LXS 2006-16N 092906             $150,830.11
 1008136937          6937         XXXXXX6937             374                 ITF LXS 2006-16N 092906             $178,987.26
 1008137687          7687         XXXXXX7687             374                 ITF LXS 2006-16N 092906             $140,619.32
 1008137844          7844         XXXXXX7844             374                 ITF LXS 2006-16N 092906             $294,050.20
 1008137950          7950         XXXXXX7950             374                 ITF LXS 2006-16N 092906             $523,373.11
 1008138115          8115         XXXXXX8115             374                 ITF LXS 2006-16N 092906             $495,805.64
 1008138347          8347         XXXXXX8347             374                 ITF LXS 2006-16N 092906             $450,592.22
 1008138453          8453         XXXXXX8453             374                 ITF LXS 2006-16N 092906             $175,685.51
 1008138578          8578         XXXXXX8578             374                 ITF LXS 2006-16N 092906              $84,615.13
 1008139816          9816         XXXXXX9816             374                 ITF LXS 2006-16N 092906             $313,103.08
 1008140384          0384         XXXXXX0384             374                 ITF LXS 2006-16N 092906             $169,028.29
 1008143586          3586         XXXXXX3586             374                 ITF LXS 2006-16N 092906             $492,161.88
 1008143834          3834         XXXXXX3834             374                 ITF LXS 2006-16N 092906             $688,115.40
 1008144097          4097         XXXXXX4097             374                 ITF LXS 2006-16N 092906             $287,774.45
 1008144113          4113         XXXXXX4113             374                 ITF LXS 2006-16N 092906             $337,894.38
 1008144550          4550         XXXXXX4550             374                 ITF LXS 2006-16N 092906             $311,716.84
 1008145920          5920         XXXXXX5920             374                 ITF LXS 2006-16N 092906             $377,519.31
 1008146274          6274         XXXXXX6274             374                 ITF LXS 2006-16N 092906             $311,161.70
 1008147645          7645         XXXXXX7645             374                 ITF LXS 2006-16N 092906                $0.00
 1008147728          7728         XXXXXX7728             374                 ITF LXS 2006-16N 092906             $241,712.13
 1008150094          0094         XXXXXX0094             374                 ITF LXS 2006-16N 092906             $156,711.39
 1008150458          0458         XXXXXX0458             374                 ITF LXS 2006-16N 092906             $201,212.49
 1008151340          1340         XXXXXX1340             374                 ITF LXS 2006-16N 092906             $264,327.47
 1008153726          3726         XXXXXX3726             374                 ITF LXS 2006-16N 092906             $283,017.02
 1008154682          4682         XXXXXX4682             374                 ITF LXS 2006-16N 092906             $266,893.71
 1008155713          5713         XXXXXX5713             374                 ITF LXS 2006-16N 092906             $452,678.24
 1008155739          5739         XXXXXX5739             374                 ITF LXS 2006-16N 092906             $192,797.18
 1008158253          8253         XXXXXX8253             374                 ITF LXS 2006-16N 092906             $300,719.33
 1008158329          8329         XXXXXX8329             374                 ITF LXS 2006-16N 092906             $197,131.82
 1008158972          8972         XXXXXX8972             374                 ITF LXS 2006-16N 092906             $194,477.53
 1008159004          9004         XXXXXX9004             374                 ITF LXS 2006-16N 092906             $351,005.53
 1008159467          9467         XXXXXX9467             374                 ITF LXS 2006-16N 092906             $181,012.57
 1008159541          9541         XXXXXX9541             374                 ITF LXS 2006-16N 092906             $295,991.35
 1008159954          9954         XXXXXX9954             374                 ITF LXS 2006-16N 092906             $205,712.61
 1008162982          2982         XXXXXX2982             374                 ITF LXS 2006-16N 092906             $170,533.90
 1008163501          3501         XXXXXX3501             374                 ITF LXS 2006-16N 092906             $209,819.15
 1008163618          3618         XXXXXX3618             374                 ITF LXS 2006-16N 092906             $402,586.43
 1008163923          3923         XXXXXX3923             374                 ITF LXS 2006-16N 092906             $186,880.53
 1008164152          4152         XXXXXX4152             374                 ITF LXS 2006-16N 092906             $282,071.63
 1008165647          5647         XXXXXX5647             374                 ITF LXS 2006-16N 092906             $166,099.20
 1008167288          7288         XXXXXX7288             374                 ITF LXS 2006-16N 092906             $161,456.47
 1008167353          7353         XXXXXX7353             374                 ITF LXS 2006-16N 092906             $118,088.79
 1008167460          7460         XXXXXX7460             374                 ITF LXS 2006-16N 092906             $277,548.32
 1008167916          7916         XXXXXX7916             374                 ITF LXS 2006-16N 092906              $84,805.85
 1008168047          8047         XXXXXX8047             374                 ITF LXS 2006-16N 092906             $183,555.45
 1008168112          8112         XXXXXX8112             374                 ITF LXS 2006-16N 092906             $283,155.33
 1008168690          8690         XXXXXX8690             374                 ITF LXS 2006-16N 092906             $251,384.31
 1008169482          9482         XXXXXX9482             374                 ITF LXS 2006-16N 092906             $180,625.95
 1008169557          9557         XXXXXX9557             374                 ITF LXS 2006-16N 092906             $299,339.64
 1008169870          9870         XXXXXX9870             374                 ITF LXS 2006-16N 092906             $215,832.57
 1008170027          0027         XXXXXX0027             374                 ITF LXS 2006-16N 092906             $783,144.64
 1008171454          1454         XXXXXX1454             374                 ITF LXS 2006-16N 092906             $138,147.91
 1008172049          2049         XXXXXX2049             374                 ITF LXS 2006-16N 092906             $165,714.39
 1008174003          4003         XXXXXX4003             374                 ITF LXS 2006-16N 092906             $158,540.56
 1008174474          4474         XXXXXX4474             374                 ITF LXS 2006-16N 092906             $534,184.51
 1008174995          4995         XXXXXX4995             374                 ITF LXS 2006-16N 092906             $230,321.29
 1008175661          5661         XXXXXX5661             374                 ITF LXS 2006-16N 092906             $404,462.23
 1008175877          5877         XXXXXX5877             374                 ITF LXS 2006-16N 092906             $373,858.91
 1008176644          6644         XXXXXX6644             374                 ITF LXS 2006-16N 092906             $140,462.19
 1008176743          6743         XXXXXX6743             374                 ITF LXS 2006-16N 092906             $218,239.73
 1008176925          6925         XXXXXX6925             374                 ITF LXS 2006-16N 092906             $234,906.47
 1008177121          7121         XXXXXX7121             374                 ITF LXS 2006-16N 092906             $392,382.30
 1008177154          7154         XXXXXX7154             374                 ITF LXS 2006-16N 092906             $458,928.22
 1008177741          7741         XXXXXX7741             374                 ITF LXS 2006-16N 092906             $305,358.05
 1008178665          8665         XXXXXX8665             374                 ITF LXS 2006-16N 092906             $260,736.05
 1008180091          0091         XXXXXX0091             374                 ITF LXS 2006-16N 092906             $466,944.73
 1008181214          1214         XXXXXX1214             374                 ITF LXS 2006-16N 092906             $173,291.94
 1008181933          1933         XXXXXX1933             374                 ITF LXS 2006-16N 092906             $435,319.71
 1008182352          2352         XXXXXX2352             374                 ITF LXS 2006-16N 092906             $557,985.40
 1008183327          3327         XXXXXX3327             374                 ITF LXS 2006-16N 092906             $362,227.77
 1008184002          4002         XXXXXX4002             374                 ITF LXS 2006-16N 092906             $327,079.19
 1008184275          4275         XXXXXX4275             374                 ITF LXS 2006-16N 092906             $402,579.86
 1008184614          4614         XXXXXX4614             374                 ITF LXS 2006-16N 092906             $132,430.94
 1008185561          5561         XXXXXX5561             374                 ITF LXS 2006-16N 092906             $373,192.50
 1008185603          5603         XXXXXX5603             374                 ITF LXS 2006-16N 092906             $209,642.64
 1008188656          8656         XXXXXX8656             374                 ITF LXS 2006-16N 092906             $385,420.33
 1008188698          8698         XXXXXX8698             374                 ITF LXS 2006-16N 092906             $356,209.59
 1008189332          9332         XXXXXX9332             374                 ITF LXS 2006-16N 092906             $309,140.57
 1008189563          9563         XXXXXX9563             374                 ITF LXS 2006-16N 092906             $400,278.71
 1008189910          9910         XXXXXX9910             374                 ITF LXS 2006-16N 092906             $184,655.74
 1008190207          0207         XXXXXX0207             374                 ITF LXS 2006-16N 092906                $0.00
 1008190629          0629         XXXXXX0629             374                 ITF LXS 2006-16N 092906             $654,034.40
 1008191015          1015         XXXXXX1015             374                 ITF LXS 2006-16N 092906             $283,115.44
 1008191106          1106         XXXXXX1106             374                 ITF LXS 2006-16N 092906             $172,610.20
 1008191601          1601         XXXXXX1601             374                 ITF LXS 2006-16N 092906             $451,682.40
 1008191999          1999         XXXXXX1999             374                 ITF LXS 2006-16N 092906             $470,720.81
 1008192617          2617         XXXXXX2617             374                 ITF LXS 2006-16N 092906             $361,325.60
 1008193342          3342         XXXXXX3342             374                 ITF LXS 2006-16N 092906             $257,702.21
 1008196022          6022         XXXXXX6022             374                 ITF LXS 2006-16N 092906             $251,669.93
 1008196238          6238         XXXXXX6238             374                 ITF LXS 2006-16N 092906             $514,614.63
 1008197111          7111         XXXXXX7111             374                 ITF LXS 2006-16N 092906             $652,103.33
 1008197244          7244         XXXXXX7244             374                 ITF LXS 2006-16N 092906             $226,373.51
 1008197418          7418         XXXXXX7418             374                 ITF LXS 2006-16N 092906             $151,988.51
 1008198051          8051         XXXXXX8051             374                 ITF LXS 2006-16N 092906             $503,858.62
 1008198101          8101         XXXXXX8101             374                 ITF LXS 2006-16N 092906             $140,955.51
 1008198374          8374         XXXXXX8374             374                 ITF LXS 2006-16N 092906             $236,458.05
 1008199372          9372         XXXXXX9372             374                 ITF LXS 2006-16N 092906             $527,234.72
 1008199729          9729         XXXXXX9729             374                 ITF LXS 2006-16N 092906             $301,802.10
 1008199935          9935         XXXXXX9935             374                 ITF LXS 2006-16N 092906             $285,083.37
 1008200667          0667         XXXXXX0667             374                 ITF LXS 2006-16N 092906             $398,874.22
 1008201814          1814         XXXXXX1814             374                 ITF LXS 2006-16N 092906                $0.00
 1008201905          1905         XXXXXX1905             374                 ITF LXS 2006-16N 092906             $400,039.34
 1008202655          2655         XXXXXX2655             374                 ITF LXS 2006-16N 092906             $403,092.40
 1008203067          3067         XXXXXX3067             374                 ITF LXS 2006-16N 092906             $444,127.68
 1008203588          3588         XXXXXX3588             374                 ITF LXS 2006-16N 092906             $425,323.40
 1008204404          4404         XXXXXX4404             374                 ITF LXS 2006-16N 092906             $424,551.79
 1008205625          5625         XXXXXX5625             374                 ITF LXS 2006-16N 092906             $758,154.38
 1008206169          6169         XXXXXX6169             374                 ITF LXS 2006-16N 092906             $478,093.46
 1008206425          6425         XXXXXX6425             374                 ITF LXS 2006-16N 092906             $188,878.54
 1008206458          6458         XXXXXX6458             374                 ITF LXS 2006-16N 092906             $168,552.21
 1008207423          7423         XXXXXX7423             374                 ITF LXS 2006-16N 092906             $175,420.32
 1008207878          7878         XXXXXX7878             374                 ITF LXS 2006-16N 092906             $342,861.45
 1008208264          8264         XXXXXX8264             374                 ITF LXS 2006-16N 092906             $120,083.38
 1008208934          8934         XXXXXX8934             374                 ITF LXS 2006-16N 092906             $172,672.45
 1008211045          1045         XXXXXX1045             374                 ITF LXS 2006-16N 092906             $339,409.85
 1008212043          2043         XXXXXX2043             374                 ITF LXS 2006-16N 092906             $401,862.75
 1008212316          2316         XXXXXX2316             374                 ITF LXS 2006-16N 092906             $421,553.51
 1008212712          2712         XXXXXX2712             374                 ITF LXS 2006-16N 092906             $664,478.21
 1008214015          4015         XXXXXX4015             374                 ITF LXS 2006-16N 092906             $454,134.95
 1008214288          4288         XXXXXX4288             374                 ITF LXS 2006-16N 092906             $250,936.04
 1008214858          4858         XXXXXX4858             374                 ITF LXS 2006-16N 092906             $194,442.33
 1008215228          5228         XXXXXX5228             374                 ITF LXS 2006-16N 092906             $477,959.48
 1008215277          5277         XXXXXX5277             374                 ITF LXS 2006-16N 092906             $247,983.50
 1008215434          5434         XXXXXX5434             374                 ITF LXS 2006-16N 092906             $273,029.99
 1008215665          5665         XXXXXX5665             374                 ITF LXS 2006-16N 092906             $170,161.74
 1008215822          5822         XXXXXX5822             374                 ITF LXS 2006-16N 092906             $285,062.07
 1008216226          6226         XXXXXX6226             374                 ITF LXS 2006-16N 092906                $0.00
 1008216309          6309         XXXXXX6309             374                 ITF LXS 2006-16N 092906             $401,629.14
 1008216499          6499         XXXXXX6499             374                 ITF LXS 2006-16N 092906             $420,901.19
 1008216762          6762         XXXXXX6762             374                 ITF LXS 2006-16N 092906             $199,489.59
 1008218198          8198         XXXXXX8198             374                 ITF LXS 2006-16N 092906             $284,451.82
 1008219121          9121         XXXXXX9121             374                 ITF LXS 2006-16N 092906             $247,657.10
 1008219196          9196         XXXXXX9196             374                 ITF LXS 2006-16N 092906             $248,205.31
 1008220269          0269         XXXXXX0269             374                 ITF LXS 2006-16N 092906             $348,320.57
 1008220301          0301         XXXXXX0301             374                 ITF LXS 2006-16N 092906             $477,794.71
 1008221887          1887         XXXXXX1887             374                 ITF LXS 2006-16N 092906             $201,141.81
 1008223016          3016         XXXXXX3016             374                 ITF LXS 2006-16N 092906             $430,981.89
 1008223396          3396         XXXXXX3396             374                 ITF LXS 2006-16N 092906             $279,666.86
 1008223925          3925         XXXXXX3925             374                 ITF LXS 2006-16N 092906             $302,981.68
 1008223933          3933         XXXXXX3933             374                 ITF LXS 2006-16N 092906             $484,511.75
 1008226001          6001         XXXXXX6001             374                 ITF LXS 2006-16N 092906             $200,346.60
 1008226191          6191         XXXXXX6191             374                 ITF LXS 2006-16N 092906             $120,932.09
 1008226563          6563         XXXXXX6563             374                 ITF LXS 2006-16N 092906             $321,912.52
 1008229567          9567         XXXXXX9567             374                 ITF LXS 2006-16N 092906             $456,985.95
 1008231621          1621         XXXXXX1621             374                 ITF LXS 2006-16N 092906             $484,724.54
 1008233551          3551         XXXXXX3551             374                 ITF LXS 2006-16N 092906             $168,417.25
 1008234328          4328         XXXXXX4328             374                 ITF LXS 2006-16N 092906             $236,802.76
 1008234625          4625         XXXXXX4625             374                 ITF LXS 2006-16N 092906              $99,715.93
 1008235879          5879         XXXXXX5879             374                 ITF LXS 2006-16N 092906             $353,222.82
 1008235952          5952         XXXXXX5952             374                 ITF LXS 2006-16N 092906             $421,547.80
 1008235994          5994         XXXXXX5994             374                 ITF LXS 2006-16N 092906             $262,420.64
 1008237305          7305         XXXXXX7305             374                 ITF LXS 2006-16N 092906             $128,485.98
 1008237388          7388         XXXXXX7388             374                 ITF LXS 2006-16N 092906             $198,400.00
 1008237644          7644         XXXXXX7644             374                 ITF LXS 2006-16N 092906             $177,572.11
 1008237966          7966         XXXXXX7966             374                 ITF LXS 2006-16N 092906             $345,357.35
 1008238832          8832         XXXXXX8832             374                 ITF LXS 2006-16N 092906             $315,318.25
 1008240622          0622         XXXXXX0622             374                 ITF LXS 2006-16N 092906             $622,500.47
 1008240838          0838         XXXXXX0838             374                 ITF LXS 2006-16N 092906             $349,467.40
 1008242511          2511         XXXXXX2511             374                 ITF LXS 2006-16N 092906             $358,719.83
 1008243501          3501         XXXXXX3501             374                 ITF LXS 2006-16N 092906             $209,458.18
 1008245837          5837         XXXXXX5837             374                 ITF LXS 2006-16N 092906             $386,052.80
 1008246561          6561         XXXXXX6561             374                 ITF LXS 2006-16N 092906             $437,577.72
 1008246736          6736         XXXXXX6736             374                 ITF LXS 2006-16N 092906             $333,490.56
 1008246892          6892         XXXXXX6892             374                 ITF LXS 2006-16N 092906             $271,626.42
 1008248005          8005         XXXXXX8005             374                 ITF LXS 2006-16N 092906             $122,030.10
 1008250332          0332         XXXXXX0332             374                 ITF LXS 2006-16N 092906             $489,318.42
 1008250795          0795         XXXXXX0795             374                 ITF LXS 2006-16N 092906             $321,250.66
 1008251009          1009         XXXXXX1009             374                 ITF LXS 2006-16N 092906             $441,830.16
 1008251132          1132         XXXXXX1132             374                 ITF LXS 2006-16N 092906             $193,256.46
 1008251975          1975         XXXXXX1975             374                 ITF LXS 2006-16N 092906             $556,849.55
 1008252130          2130         XXXXXX2130             374                 ITF LXS 2006-16N 092906             $208,555.00
 1008252965          2965         XXXXXX2965             374                 ITF LXS 2006-16N 092906             $246,109.08
 1008252981          2981         XXXXXX2981             374                 ITF LXS 2006-16N 092906             $180,651.50
 1008254698          4698         XXXXXX4698             374                 ITF LXS 2006-16N 092906             $329,564.54
 1008255687          5687         XXXXXX5687             374                 ITF LXS 2006-16N 092906             $312,240.35
 1008255695          5695         XXXXXX5695             374                 ITF LXS 2006-16N 092906             $625,844.50
 1008256727          6727         XXXXXX6727             374                 ITF LXS 2006-16N 092906             $402,378.43
 1008256784          6784         XXXXXX6784             374                 ITF LXS 2006-16N 092906             $199,649.40
 1008257147          7147         XXXXXX7147             374                 ITF LXS 2006-16N 092906             $137,092.63
 1008257469          7469         XXXXXX7469             374                 ITF LXS 2006-16N 092906             $374,411.38
 1008257519          7519         XXXXXX7519             374                 ITF LXS 2006-16N 092906             $169,151.36
 1008258897          8897         XXXXXX8897             374                 ITF LXS 2006-16N 092906             $367,903.47
 1008259689          9689         XXXXXX9689             374                 ITF LXS 2006-16N 092906             $361,569.52
 1008260950          0950         XXXXXX0950             374                 ITF LXS 2006-16N 092906             $363,745.59
 1008261842          1842         XXXXXX1842             374                 ITF LXS 2006-16N 092906             $289,964.06
 1008263061          3061         XXXXXX3061             374                 ITF LXS 2006-16N 092906             $199,125.89
 1008263418          3418         XXXXXX3418             374                 ITF LXS 2006-16N 092906             $750,746.39
 1008264333          4333         XXXXXX4333             374                 ITF LXS 2006-16N 092906             $511,704.95
 1008265348          5348         XXXXXX5348             374                 ITF LXS 2006-16N 092906             $164,260.88
 1008266080          6080         XXXXXX6080             374                 ITF LXS 2006-16N 092906             $424,308.86
 1008268334          8334         XXXXXX8334             374                 ITF LXS 2006-16N 092906             $219,515.74
 1008270637          0637         XXXXXX0637             374                 ITF LXS 2006-16N 092906              $98,370.84
 1008270892          0892         XXXXXX0892             374                 ITF LXS 2006-16N 092906             $264,437.46
 1008271254          1254         XXXXXX1254             374                 ITF LXS 2006-16N 092906             $360,967.74
 1008271403          1403         XXXXXX1403             374                 ITF LXS 2006-16N 092906             $289,858.54
 1008275396          5396         XXXXXX5396             374                 ITF LXS 2006-16N 092906             $454,674.91
 1008277129          7129         XXXXXX7129             374                 ITF LXS 2006-16N 092906             $538,023.40
 1008277442          7442         XXXXXX7442             374                 ITF LXS 2006-16N 092906             $130,470.55
 1008277533          7533         XXXXXX7533             374                 ITF LXS 2006-16N 092906             $452,538.90
 1008278085          8085         XXXXXX8085             374                 ITF LXS 2006-16N 092906             $585,968.40
 1008280248          0248         XXXXXX0248             374                 ITF LXS 2006-16N 092906             $190,720.76
 1008281527          1527         XXXXXX1527             374                 ITF LXS 2006-16N 092906             $225,042.73
 1008282731          2731         XXXXXX2731             374                 ITF LXS 2006-16N 092906             $355,476.04
 1008284083          4083         XXXXXX4083             374                 ITF LXS 2006-16N 092906              $90,824.72
 1008285403          5403         XXXXXX5403             374                 ITF LXS 2006-16N 092906             $325,149.48
 1008288480          8480         XXXXXX8480             374                 ITF LXS 2006-16N 092906             $563,473.30
 1008309237          9237         XXXXXX9237             374                 ITF LXS 2006-16N 092906             $276,617.78
 1008309617          9617         XXXXXX9617             374                 ITF LXS 2006-16N 092906             $362,061.63
 1008310037          0037         XXXXXX0037             374                 ITF LXS 2006-16N 092906             $478,752.93
 1008310631          0631         XXXXXX0631             374                 ITF LXS 2006-16N 092906             $290,845.96
 1008311175          1175         XXXXXX1175             374                 ITF LXS 2006-16N 092906             $108,409.15
 1008312694          2694         XXXXXX2694             374                 ITF LXS 2006-16N 092906             $232,607.37
 1008312785          2785         XXXXXX2785             374                 ITF LXS 2006-16N 092906             $229,998.40
 1008313304          3304         XXXXXX3304             374                 ITF LXS 2006-16N 092906             $182,200.80
 1008314815          4815         XXXXXX4815             374                 ITF LXS 2006-16N 092906                $0.00
 1008315093          5093         XXXXXX5093             374                 ITF LXS 2006-16N 092906             $464,018.11
 3001611627          1627         XXXXXX1627             374                 ITF LXS 2006-16N 092906             $245,267.86
 3001651573          1573         XXXXXX1573             374                 ITF LXS 2006-16N 092906             $241,908.82
 3001667124          7124         XXXXXX7124             374                 ITF LXS 2006-16N 092906             $403,636.36
 3001688674          8674         XXXXXX8674             374                 ITF LXS 2006-16N 092906             $199,189.73
 3001689003          9003         XXXXXX9003             374                 ITF LXS 2006-16N 092906             $328,905.06
 3001691686          1686         XXXXXX1686             374                 ITF LXS 2006-16N 092906             $323,621.36
 3001692064          2064         XXXXXX2064             374                 ITF LXS 2006-16N 092906             $288,696.32
 3001694201          4201         XXXXXX4201             374                 ITF LXS 2006-16N 092906             $242,802.94
 3001703630          3630         XXXXXX3630             374                 ITF LXS 2006-16N 092906             $410,061.45
 3001703788          3788         XXXXXX3788             374                 ITF LXS 2006-16N 092906             $339,433.32
 3001723778          3778         XXXXXX3778             374                 ITF LXS 2006-16N 092906             $586,248.90
 3001724065          4065         XXXXXX4065             374                 ITF LXS 2006-16N 092906             $462,913.69
 3001728157          8157         XXXXXX8157             374                 ITF LXS 2006-16N 092906             $264,646.38
 3001741127          1127         XXXXXX1127             374                 ITF LXS 2006-16N 092906             $594,418.39
 3001741572          1572         XXXXXX1572             374                 ITF LXS 2006-16N 092906             $613,159.10
 3001741879          1879         XXXXXX1879             374                 ITF LXS 2006-16N 092906             $521,288.68
 3001742083          2083         XXXXXX2083             374                 ITF LXS 2006-16N 092906             $484,002.30
 3001742232          2232         XXXXXX2232             374                 ITF LXS 2006-16N 092906             $498,064.06
 3001742455          2455         XXXXXX2455             374                 ITF LXS 2006-16N 092906             $652,045.41
 3001742463          2463         XXXXXX2463             374                 ITF LXS 2006-16N 092906             $468,289.96
 3001742539          2539         XXXXXX2539             374                 ITF LXS 2006-16N 092906             $227,590.82
 3001742547          2547         XXXXXX2547             374                 ITF LXS 2006-16N 092906             $368,184.70
 3001742760          2760         XXXXXX2760             374                 ITF LXS 2006-16N 092906             $340,391.02
 3001743008          3008         XXXXXX3008             374                 ITF LXS 2006-16N 092906             $380,211.80
 3001743198          3198         XXXXXX3198             374                 ITF LXS 2006-16N 092906             $401,398.77
 3001743792          3792         XXXXXX3792             374                 ITF LXS 2006-16N 092906                $0.00
 3001744220          4220         XXXXXX4220             374                 ITF LXS 2006-16N 092906             $281,396.55
 3001744253          4253         XXXXXX4253             374                 ITF LXS 2006-16N 092906             $411,242.53
 3001744410          4410         XXXXXX4410             374                 ITF LXS 2006-16N 092906             $331,149.20
 3001744865          4865         XXXXXX4865             374                 ITF LXS 2006-16N 092906             $163,035.58
 3001744998          4998         XXXXXX4998             374                 ITF LXS 2006-16N 092906             $325,754.75
 3001745011          5011         XXXXXX5011             374                 ITF LXS 2006-16N 092906                $0.00
 3001745326          5326         XXXXXX5326             374                 ITF LXS 2006-16N 092906             $304,570.03
 3001745334          5334         XXXXXX5334             374                 ITF LXS 2006-16N 092906              $78,617.20
 3001745367          5367         XXXXXX5367             374                 ITF LXS 2006-16N 092906             $469,501.80
 3001745581          5581         XXXXXX5581             374                 ITF LXS 2006-16N 092906             $324,293.87
 3001745839          5839         XXXXXX5839             374                 ITF LXS 2006-16N 092906             $642,233.73
 3001745870          5870         XXXXXX5870             374                 ITF LXS 2006-16N 092906             $490,237.33
 3001745912          5912         XXXXXX5912             374                 ITF LXS 2006-16N 092906             $265,904.14
 3001746340          6340         XXXXXX6340             374                 ITF LXS 2006-16N 092906             $253,138.49
 3001746548          6548         XXXXXX6548             374                 ITF LXS 2006-16N 092906             $255,074.34
 3001746613          6613         XXXXXX6613             374                 ITF LXS 2006-16N 092906             $186,903.38
 3001747827          7827         XXXXXX7827             374                 ITF LXS 2006-16N 092906             $460,539.30
 3001747926          7926         XXXXXX7926             374                 ITF LXS 2006-16N 092906              $74,139.60
 3001778327          8327         XXXXXX8327             374                 ITF LXS 2006-16N 092906             $706,015.45
 3001778913          8913         XXXXXX8913             374                 ITF LXS 2006-16N 092906             $585,944.20
 3001778988          8988         XXXXXX8988             374                 ITF LXS 2006-16N 092906             $351,871.41
 3001779168          9168         XXXXXX9168             374                 ITF LXS 2006-16N 092906             $197,680.03
 3001779747          9747         XXXXXX9747             374                 ITF LXS 2006-16N 092906             $362,824.64
 3001779911          9911         XXXXXX9911             374                 ITF LXS 2006-16N 092906             $224,459.95
 3001779978          9978         XXXXXX9978             374                 ITF LXS 2006-16N 092906             $226,680.68
 3001780000          0000         XXXXXX0000             374                 ITF LXS 2006-16N 092906             $225,015.84
 3001780182          0182         XXXXXX0182             374                 ITF LXS 2006-16N 092906             $460,082.26
 3001780836          0836         XXXXXX0836             374                 ITF LXS 2006-16N 092906             $420,374.33
 3001781370          1370         XXXXXX1370             374                 ITF LXS 2006-16N 092906                $0.00
 3001781420          1420         XXXXXX1420             374                 ITF LXS 2006-16N 092906             $601,280.57
 3001781875          1875         XXXXXX1875             374                 ITF LXS 2006-16N 092906             $780,703.90
 3001782014          2014         XXXXXX2014             374                 ITF LXS 2006-16N 092906             $308,040.64
 3001782121          2121         XXXXXX2121             374                 ITF LXS 2006-16N 092906             $424,688.16
 3001782188          2188         XXXXXX2188             374                 ITF LXS 2006-16N 092906             $491,756.47
 3001794357          4357         XXXXXX4357             374                 ITF LXS 2006-16N 092906             $288,973.28
 3001830961          0961         XXXXXX0961             374                 ITF LXS 2006-16N 092906             $397,946.88
 3001831829          1829         XXXXXX1829             374                 ITF LXS 2006-16N 092906             $192,011.78
 3001832793          2793         XXXXXX2793             374                 ITF LXS 2006-16N 092906             $694,219.06
 3001833320          3320         XXXXXX3320             374                 ITF LXS 2006-16N 092906             $236,851.24
 3001833403          3403         XXXXXX3403             374                 ITF LXS 2006-16N 092906             $318,411.08
 3001834013          4013         XXXXXX4013             374                 ITF LXS 2006-16N 092906             $608,462.63
 3001834633          4633         XXXXXX4633             374                 ITF LXS 2006-16N 092906             $327,803.40
 3001834997          4997         XXXXXX4997             374                 ITF LXS 2006-16N 092906             $386,233.74
 3001835366          5366         XXXXXX5366             374                 ITF LXS 2006-16N 092906             $286,444.87
 3001835374          5374         XXXXXX5374             374                 ITF LXS 2006-16N 092906             $482,114.55
 3001835820          5820         XXXXXX5820             374                 ITF LXS 2006-16N 092906             $670,812.30
 3001835838          5838         XXXXXX5838             374                 ITF LXS 2006-16N 092906             $261,757.56
 3001835861          5861         XXXXXX5861             374                 ITF LXS 2006-16N 092906             $221,290.42
 3001836059          6059         XXXXXX6059             374                 ITF LXS 2006-16N 092906             $236,851.24
 3001836216          6216         XXXXXX6216             374                 ITF LXS 2006-16N 092906             $249,941.16
 3001836372          6372         XXXXXX6372             374                 ITF LXS 2006-16N 092906             $458,767.76
 3001836711          6711         XXXXXX6711             374                 ITF LXS 2006-16N 092906             $532,736.13
 3001836745          6745         XXXXXX6745             374                 ITF LXS 2006-16N 092906             $547,207.98
 3001837370          7370         XXXXXX7370             374                 ITF LXS 2006-16N 092906             $215,677.81
 3001837610          7610         XXXXXX7610             374                 ITF LXS 2006-16N 092906                $0.00
 3001838279          8279         XXXXXX8279             374                 ITF LXS 2006-16N 092906             $439,537.53
 3001838295          8295         XXXXXX8295             374                 ITF LXS 2006-16N 092906             $189,666.52
 3001838345          8345         XXXXXX8345             374                 ITF LXS 2006-16N 092906             $460,877.94
 3001838519          8519         XXXXXX8519             374                 ITF LXS 2006-16N 092906             $204,772.31
 3001839053          9053         XXXXXX9053             374                 ITF LXS 2006-16N 092906             $362,818.61
 3001839467          9467         XXXXXX9467             374                 ITF LXS 2006-16N 092906             $451,198.21
 3001839624          9624         XXXXXX9624             374                 ITF LXS 2006-16N 092906             $377,013.32
 3001839665          9665         XXXXXX9665             374                 ITF LXS 2006-16N 092906             $260,353.76
 3001840044          0044         XXXXXX0044             374                 ITF LXS 2006-16N 092906             $295,053.90
 3001840341          0341         XXXXXX0341             374                 ITF LXS 2006-16N 092906             $299,151.82
 3001840457          0457         XXXXXX0457             374                 ITF LXS 2006-16N 092906             $331,638.31
 3001857451          7451         XXXXXX7451             374                 ITF LXS 2006-16N 092906             $339,351.59
 3001869308          9308         XXXXXX9308             374                 ITF LXS 2006-16N 092906             $324,127.00
 3001869480          9480         XXXXXX9480             374                 ITF LXS 2006-16N 092906             $178,426.49
 3001871775          1775         XXXXXX1775             374                 ITF LXS 2006-16N 092906             $421,688.38
 3001910821          0821         XXXXXX0821             374                 ITF LXS 2006-16N 092906             $207,533.79
 3001911696          1696         XXXXXX1696             374                 ITF LXS 2006-16N 092906             $644,683.39
 3001911928          1928         XXXXXX1928             374                 ITF LXS 2006-16N 092906             $307,365.41
 3001912413          2413         XXXXXX2413             374                 ITF LXS 2006-16N 092906                $0.00
 3001912744          2744         XXXXXX2744             374                 ITF LXS 2006-16N 092906             $284,058.18
 3001912850          2850         XXXXXX2850             374                 ITF LXS 2006-16N 092906             $167,290.72
 3001914310          4310         XXXXXX4310             374                 ITF LXS 2006-16N 092906             $294,962.75
 3001914716          4716         XXXXXX4716             374                 ITF LXS 2006-16N 092906             $218,690.20
 3001916018          6018         XXXXXX6018             374                 ITF LXS 2006-16N 092906             $266,548.79
 3001921760          1760         XXXXXX1760             374                 ITF LXS 2006-16N 092906             $229,917.13
 3001921919          1919         XXXXXX1919             374                 ITF LXS 2006-16N 092906             $151,182.54
 3001930381          0381         XXXXXX0381             374                 ITF LXS 2006-16N 092906             $337,919.46
 3001930399          0399         XXXXXX0399             374                 ITF LXS 2006-16N 092906             $406,354.95
 3001930431          0431         XXXXXX0431             374                 ITF LXS 2006-16N 092906             $287,486.24
 3001935273          5273         XXXXXX5273             374                 ITF LXS 2006-16N 092906             $170,913.31
 3001935281          5281         XXXXXX5281             374                 ITF LXS 2006-16N 092906              $94,208.61
 3001935380          5380         XXXXXX5380             374                 ITF LXS 2006-16N 092906              $80,871.23
 3001935745          5745         XXXXXX5745             374                 ITF LXS 2006-16N 092906             $240,968.85
 3001935935          5935         XXXXXX5935             374                 ITF LXS 2006-16N 092906             $232,441.42
 3001936040          6040         XXXXXX6040             374                 ITF LXS 2006-16N 092906             $488,696.81
 3001936545          6545         XXXXXX6545             374                 ITF LXS 2006-16N 092906              $89,270.59
 3001936784          6784         XXXXXX6784             374                 ITF LXS 2006-16N 092906             $195,556.94
 3001936867          6867         XXXXXX6867             374                 ITF LXS 2006-16N 092906             $212,231.51
 3001936933          6933         XXXXXX6933             374                 ITF LXS 2006-16N 092906             $285,784.69
 3001937006          7006         XXXXXX7006             374                 ITF LXS 2006-16N 092906             $600,206.48
 3001937030          7030         XXXXXX7030             374                 ITF LXS 2006-16N 092906             $284,026.54
 3001937303          7303         XXXXXX7303             374                 ITF LXS 2006-16N 092906             $385,582.57
 3001937352          7352         XXXXXX7352             374                 ITF LXS 2006-16N 092906             $713,680.98
 3001937360          7360         XXXXXX7360             374                 ITF LXS 2006-16N 092906             $544,965.14
 3001937436          7436         XXXXXX7436             374                 ITF LXS 2006-16N 092906             $276,953.36
 3001937543          7543         XXXXXX7543             374                 ITF LXS 2006-16N 092906             $116,672.24
 3001937667          7667         XXXXXX7667             374                 ITF LXS 2006-16N 092906             $416,412.37
 3001937675          7675         XXXXXX7675             374                 ITF LXS 2006-16N 092906             $805,082.07
 3001937691          7691         XXXXXX7691             374                 ITF LXS 2006-16N 092906             $264,852.97
 3001937709          7709         XXXXXX7709             374                 ITF LXS 2006-16N 092906             $567,350.36
 3001937766          7766         XXXXXX7766             374                 ITF LXS 2006-16N 092906             $467,129.84
 3001937865          7865         XXXXXX7865             374                 ITF LXS 2006-16N 092906             $753,255.35
 3001938111          8111         XXXXXX8111             374                 ITF LXS 2006-16N 092906             $254,623.45
 3001938145          8145         XXXXXX8145             374                 ITF LXS 2006-16N 092906             $400,128.06
 3001938178          8178         XXXXXX8178             374                 ITF LXS 2006-16N 092906             $338,917.58
 3001938301          8301         XXXXXX8301             374                 ITF LXS 2006-16N 092906             $453,242.36
 3001938335          8335         XXXXXX8335             374                 ITF LXS 2006-16N 092906             $550,112.86
 3001938533          8533         XXXXXX8533             374                 ITF LXS 2006-16N 092906             $193,481.91
 3001938566          8566         XXXXXX8566             374                 ITF LXS 2006-16N 092906             $262,168.92
 3001938574          8574         XXXXXX8574             374                 ITF LXS 2006-16N 092906             $369,231.21
 3001938731          8731         XXXXXX8731             374                 ITF LXS 2006-16N 092906             $337,205.08
 3001938772          8772         XXXXXX8772             374                 ITF LXS 2006-16N 092906             $328,094.83
 3001938889          8889         XXXXXX8889             374                 ITF LXS 2006-16N 092906             $470,033.42
 3001939036          9036         XXXXXX9036             374                 ITF LXS 2006-16N 092906             $369,271.17
 3001939051          9051         XXXXXX9051             374                 ITF LXS 2006-16N 092906             $377,743.98
 3001939143          9143         XXXXXX9143             374                 ITF LXS 2006-16N 092906                $0.00
 3001939317          9317         XXXXXX9317             374                 ITF LXS 2006-16N 092906             $238,894.82
 3001939358          9358         XXXXXX9358             374                 ITF LXS 2006-16N 092906             $244,844.54
 3001939432          9432         XXXXXX9432             374                 ITF LXS 2006-16N 092906             $135,439.13
 3001939481          9481         XXXXXX9481             374                 ITF LXS 2006-16N 092906             $372,103.54
 3001939549          9549         XXXXXX9549             374                 ITF LXS 2006-16N 092906             $148,719.96
 3001939614          9614         XXXXXX9614             374                 ITF LXS 2006-16N 092906             $310,347.92
 3001939622          9622         XXXXXX9622             374                 ITF LXS 2006-16N 092906             $133,649.36
 3001939648          9648         XXXXXX9648             374                 ITF LXS 2006-16N 092906             $217,515.91
 3001939671          9671         XXXXXX9671             374                 ITF LXS 2006-16N 092906             $193,922.77
 3001939739          9739         XXXXXX9739             374                 ITF LXS 2006-16N 092906             $263,423.07
 3001939770          9770         XXXXXX9770             374                 ITF LXS 2006-16N 092906             $110,622.57
 3001939820          9820         XXXXXX9820             374                 ITF LXS 2006-16N 092906             $257,983.96
 3001939887          9887         XXXXXX9887             374                 ITF LXS 2006-16N 092906             $175,814.48
 3001939911          9911         XXXXXX9911             374                 ITF LXS 2006-16N 092906             $400,633.92
 3001939929          9929         XXXXXX9929             374                 ITF LXS 2006-16N 092906             $129,275.12
 3001940000          0000         XXXXXX0000             374                 ITF LXS 2006-16N 092906             $244,199.11
 3001940117          0117         XXXXXX0117             374                 ITF LXS 2006-16N 092906             $480,558.33
 3001940166          0166         XXXXXX0166             374                 ITF LXS 2006-16N 092906             $181,745.75
 3001940364          0364         XXXXXX0364             374                 ITF LXS 2006-16N 092906             $159,201.25
 3001941727          1727         XXXXXX1727             374                 ITF LXS 2006-16N 092906             $368,916.87
 3001942188          2188         XXXXXX2188             374                 ITF LXS 2006-16N 092906             $222,154.64
 3001942410          2410         XXXXXX2410             374                 ITF LXS 2006-16N 092906             $497,027.83
 3001960222          0222         XXXXXX0222             374                 ITF LXS 2006-16N 092906             $214,860.50
 3001960263          0263         XXXXXX0263             374                 ITF LXS 2006-16N 092906             $325,680.89
 3001960586          0586         XXXXXX0586             374                 ITF LXS 2006-16N 092906             $438,532.69
 3001960966          0966         XXXXXX0966             374                 ITF LXS 2006-16N 092906             $345,730.57
 3001961162          1162         XXXXXX1162             374                 ITF LXS 2006-16N 092906             $300,831.30
 3001961253          1253         XXXXXX1253             374                 ITF LXS 2006-16N 092906             $182,970.38
 3001961378          1378         XXXXXX1378             374                 ITF LXS 2006-16N 092906             $411,707.00
 3001961873          1873         XXXXXX1873             374                 ITF LXS 2006-16N 092906             $154,783.83
 3001962418          2418         XXXXXX2418             374                 ITF LXS 2006-16N 092906             $655,465.54
 3001962442          2442         XXXXXX2442             374                 ITF LXS 2006-16N 092906             $171,799.09
 3002023657          3657         XXXXXX3657             374                 ITF LXS 2006-16N 092906             $356,667.45
 3002024176          4176         XXXXXX4176             374                 ITF LXS 2006-16N 092906            $1,015,640.00
 3002024226          4226         XXXXXX4226             374                 ITF LXS 2006-16N 092906             $287,421.58
 3002024325          4325         XXXXXX4325             374                 ITF LXS 2006-16N 092906             $240,763.84
 3002024622          4622         XXXXXX4622             374                 ITF LXS 2006-16N 092906             $361,624.39
 3002024705          4705         XXXXXX4705             374                 ITF LXS 2006-16N 092906             $342,833.83
 3002025298          5298         XXXXXX5298             374                 ITF LXS 2006-16N 092906             $970,018.68
 3002025488          5488         XXXXXX5488             374                 ITF LXS 2006-16N 092906             $302,050.29
 3002025769          5769         XXXXXX5769             374                 ITF LXS 2006-16N 092906             $137,084.54
 3002025892          5892         XXXXXX5892             374                 ITF LXS 2006-16N 092906             $381,682.27
 3002026072          6072         XXXXXX6072             374                 ITF LXS 2006-16N 092906             $177,414.91
 3002026189          6189         XXXXXX6189             374                 ITF LXS 2006-16N 092906             $263,010.81
 3002026320          6320         XXXXXX6320             374                 ITF LXS 2006-16N 092906             $352,041.97
 3002026387          6387         XXXXXX6387             374                 ITF LXS 2006-16N 092906             $401,156.67
 3002026452          6452         XXXXXX6452             374                 ITF LXS 2006-16N 092906             $263,031.97
 3002026601          6601         XXXXXX6601             374                 ITF LXS 2006-16N 092906             $295,892.11
 3002026759          6759         XXXXXX6759             374                 ITF LXS 2006-16N 092906             $354,554.26
 3002026809          6809         XXXXXX6809             374                 ITF LXS 2006-16N 092906             $275,182.89
 3002026973          6973         XXXXXX6973             374                 ITF LXS 2006-16N 092906             $205,213.44
 3002027013          7013         XXXXXX7013             374                 ITF LXS 2006-16N 092906             $318,477.61
 3002027054          7054         XXXXXX7054             374                 ITF LXS 2006-16N 092906             $202,778.66
 3002027153          7153         XXXXXX7153             374                 ITF LXS 2006-16N 092906             $403,782.25
 3002027302          7302         XXXXXX7302             374                 ITF LXS 2006-16N 092906             $264,049.12
 3002027757          7757         XXXXXX7757             374                 ITF LXS 2006-16N 092906             $392,211.58
 3002027963          7963         XXXXXX7963             374                 ITF LXS 2006-16N 092906             $887,654.96
 3002028441          8441         XXXXXX8441             374                 ITF LXS 2006-16N 092906                $0.00
 3002028557          8557         XXXXXX8557             374                 ITF LXS 2006-16N 092906             $114,144.24
 3002029480          9480         XXXXXX9480             374                 ITF LXS 2006-16N 092906             $655,182.32
 3002051294          1294         XXXXXX1294             374                 ITF LXS 2006-16N 092906             $386,728.80
 3002058190          8190         XXXXXX8190             374                 ITF LXS 2006-16N 092906             $290,799.64
 3002059560          9560         XXXXXX9560             374                 ITF LXS 2006-16N 092906             $114,516.59
 3002074130          4130         XXXXXX4130             374                 ITF LXS 2006-16N 092906             $284,108.61
 3002075343          5343         XXXXXX5343             374                 ITF LXS 2006-16N 092906             $333,617.96
 3002076127          6127         XXXXXX6127             374                 ITF LXS 2006-16N 092906             $494,167.01
 3002076135          6135         XXXXXX6135             374                 ITF LXS 2006-16N 092906             $255,663.72
 3002076309          6309         XXXXXX6309             374                 ITF LXS 2006-16N 092906             $435,077.21
 3002080087          0087         XXXXXX0087             374                 ITF LXS 2006-16N 092906             $401,638.24
 3002080269          0269         XXXXXX0269             374                 ITF LXS 2006-16N 092906             $247,384.19
 1005634074          4074         XXXXXX4074             441                 ITF LXS 2006-17 10/30/06            $464,631.73
 1006138455          8455         XXXXXX8455             441                 ITF LXS 2006-17 10/30/06            $193,754.38
 1006520181          0181         XXXXXX0181             441                 ITF LXS 2006-17 10/30/06             $76,906.07
 1006534067          4067         XXXXXX4067             441                 ITF LXS 2006-17 10/30/06             $47,069.72
 1006606733          6733         XXXXXX6733             441                 ITF LXS 2006-17 10/30/06            $199,687.51
 1006698177          8177         XXXXXX8177             441                 ITF LXS 2006-17 10/30/06            $126,313.35
 1006722027          2027         XXXXXX2027             441                 ITF LXS 2006-17 10/30/06            $169,466.30
 1006764631          4631         XXXXXX4631             441                 ITF LXS 2006-17 10/30/06            $107,175.71
 1006777997          7997         XXXXXX7997             441                 ITF LXS 2006-17 10/30/06            $121,510.09
 1006839839          9839         XXXXXX9839             441                 ITF LXS 2006-17 10/30/06            $165,012.21
 1006862021          2021         XXXXXX2021             441                 ITF LXS 2006-17 10/30/06             $46,492.74
 1006864134          4134         XXXXXX4134             441                 ITF LXS 2006-17 10/30/06            $103,812.68
 1006941403          1403         XXXXXX1403             441                 ITF LXS 2006-17 10/30/06            $123,060.22
 1006977845          7845         XXXXXX7845             441                 ITF LXS 2006-17 10/30/06            $265,191.00
 1007035932          5932         XXXXXX5932             441                 ITF LXS 2006-17 10/30/06             $46,280.28
 1007052127          2127         XXXXXX2127             441                 ITF LXS 2006-17 10/30/06            $151,638.63
 1007066721          6721         XXXXXX6721             441                 ITF LXS 2006-17 10/30/06            $528,000.00
 1007467184          7184         XXXXXX7184             441                 ITF LXS 2006-17 10/30/06            $229,314.42
 1007467333          7333         XXXXXX7333             441                 ITF LXS 2006-17 10/30/06            $219,944.00
 1007492091          2091         XXXXXX2091             441                 ITF LXS 2006-17 10/30/06            $246,083.28
 1007535618          5618         XXXXXX5618             441                 ITF LXS 2006-17 10/30/06            $183,354.41
 1007591041          1041         XXXXXX1041             441                 ITF LXS 2006-17 10/30/06            $129,492.03
 1007598756          8756         XXXXXX8756             441                 ITF LXS 2006-17 10/30/06            $369,000.00
 1007607904          7904         XXXXXX7904             441                 ITF LXS 2006-17 10/30/06             $87,174.76
 1007686288          6288         XXXXXX6288             441                 ITF LXS 2006-17 10/30/06            $141,512.24
 1007900960          0960         XXXXXX0960             441                 ITF LXS 2006-17 10/30/06            $185,915.00
 1007966177          6177         XXXXXX6177             441                 ITF LXS 2006-17 10/30/06            $299,937.53
 1008051391          1391         XXXXXX1391             441                 ITF LXS 2006-17 10/30/06            $228,000.00
 1008088955          8955         XXXXXX8955             441                 ITF LXS 2006-17 10/30/06            $171,497.27
 1008104018          4018         XXXXXX4018             441                 ITF LXS 2006-17 10/30/06             $98,104.45
 1008119735          9735         XXXXXX9735             441                 ITF LXS 2006-17 10/30/06            $211,467.39
 1008139857          9857         XXXXXX9857             441                 ITF LXS 2006-17 10/30/06            $367,326.46
 1008158089          8089         XXXXXX8089             441                 ITF LXS 2006-17 10/30/06            $433,842.26
 1008160523          0523         XXXXXX0523             441                 ITF LXS 2006-17 10/30/06            $271,963.72
 1008167239          7239         XXXXXX7239             441                 ITF LXS 2006-17 10/30/06            $366,861.25
 1008172726          2726         XXXXXX2726             441                 ITF LXS 2006-17 10/30/06            $151,773.91
 1008172841          2841         XXXXXX2841             441                 ITF LXS 2006-17 10/30/06            $176,000.00
 1008175042          5042         XXXXXX5042             441                 ITF LXS 2006-17 10/30/06            $498,669.28
 1008185033          5033         XXXXXX5033             441                 ITF LXS 2006-17 10/30/06            $204,000.00
 1008185082          5082         XXXXXX5082             441                 ITF LXS 2006-17 10/30/06            $138,400.00
 1008200410          0410         XXXXXX0410             441                 ITF LXS 2006-17 10/30/06            $275,656.81
 1008213041          3041         XXXXXX3041             441                 ITF LXS 2006-17 10/30/06             $63,795.23
 1008225896          5896         XXXXXX5896             441                 ITF LXS 2006-17 10/30/06            $280,000.00
 1008245910          5910         XXXXXX5910             441                 ITF LXS 2006-17 10/30/06            $279,748.87
 1008253054          3054         XXXXXX3054             441                 ITF LXS 2006-17 10/30/06            $189,456.34
 1008318527          8527         XXXXXX8527             441                 ITF LXS 2006-17 10/30/06            $263,200.00
 1008367243          7243         XXXXXX7243             441                 ITF LXS 2006-17 10/30/06            $526,000.00
 1008376756          6756         XXXXXX6756             441                 ITF LXS 2006-17 10/30/06             $59,062.58
 3001171135          1135         XXXXXX1135             441                 ITF LXS 2006-17 10/30/06            $390,067.85
 3001541436          1436         XXXXXX1436             441                 ITF LXS 2006-17 10/30/06             $87,398.77
 3001542418          2418         XXXXXX2418             441                 ITF LXS 2006-17 10/30/06            $201,597.96
 3001542426          2426         XXXXXX2426             441                 ITF LXS 2006-17 10/30/06             $95,198.09
 3001543085          3085         XXXXXX3085             441                 ITF LXS 2006-17 10/30/06            $109,508.54
 3001557226          7226         XXXXXX7226             441                 ITF LXS 2006-17 10/30/06            $100,623.68
 3001568017          8017         XXXXXX8017             441                 ITF LXS 2006-17 10/30/06            $104,978.46
 3001568322          8322         XXXXXX8322             441                 ITF LXS 2006-17 10/30/06            $360,000.00
 3001576747          6747         XXXXXX6747             441                 ITF LXS 2006-17 10/30/06            $281,356.67
 3001577612          7612         XXXXXX7612             441                 ITF LXS 2006-17 10/30/06            $285,653.21
 3001585631          5631         XXXXXX5631             441                 ITF LXS 2006-17 10/30/06            $247,199.78
 3001595440          5440         XXXXXX5440             441                 ITF LXS 2006-17 10/30/06            $257,645.05
 3001597594          7594         XXXXXX7594             441                 ITF LXS 2006-17 10/30/06            $360,414.00
 3001599350          9350         XXXXXX9350             441                 ITF LXS 2006-17 10/30/06            $257,600.00
 3001600869          0869         XXXXXX0869             441                 ITF LXS 2006-17 10/30/06               $0.00
 3001609415          9415         XXXXXX9415             441                 ITF LXS 2006-17 10/30/06            $347,759.99
 3001609621          9621         XXXXXX9621             441                 ITF LXS 2006-17 10/30/06             $60,918.64
 3001620412          0412         XXXXXX0412             441                 ITF LXS 2006-17 10/30/06               $0.00
 3001630064          0064         XXXXXX0064             441                 ITF LXS 2006-17 10/30/06            $117,504.92
 3001631344          1344         XXXXXX1344             441                 ITF LXS 2006-17 10/30/06            $426,288.12
 3001662018          2018         XXXXXX2018             441                 ITF LXS 2006-17 10/30/06            $116,210.82
 3001667306          7306         XXXXXX7306             441                 ITF LXS 2006-17 10/30/06            $131,560.50
 3001695836          5836         XXXXXX5836             441                 ITF LXS 2006-17 10/30/06            $102,987.00
 3001702541          2541         XXXXXX2541             441                 ITF LXS 2006-17 10/30/06            $315,352.29
 3001757958          7958         XXXXXX7958             441                 ITF LXS 2006-17 10/30/06               $0.00
 3001771637          1637         XXXXXX1637             441                 ITF LXS 2006-17 10/30/06            $356,000.00
 3001786387          6387         XXXXXX6387             441                 ITF LXS 2006-17 10/30/06            $148,689.72
 3001792013          2013         XXXXXX2013             441                 ITF LXS 2006-17 10/30/06            $276,800.00
 3001795511          5511         XXXXXX5511             441                 ITF LXS 2006-17 10/30/06            $182,941.52
 3001795602          5602         XXXXXX5602             441                 ITF LXS 2006-17 10/30/06            $435,847.85
 3001804131          4131         XXXXXX4131             441                 ITF LXS 2006-17 10/30/06            $106,948.43
 3001804768          4768         XXXXXX4768             441                 ITF LXS 2006-17 10/30/06            $397,190.02
 3001811185          1185         XXXXXX1185             441                 ITF LXS 2006-17 10/30/06            $281,600.00
 3001811631          1631         XXXXXX1631             441                 ITF LXS 2006-17 10/30/06             $79,778.64
 3001811680          1680         XXXXXX1680             441                 ITF LXS 2006-17 10/30/06            $116,000.00
 3001811953          1953         XXXXXX1953             441                 ITF LXS 2006-17 10/30/06               $0.00
 3001815004          5004         XXXXXX5004             441                 ITF LXS 2006-17 10/30/06            $120,868.20
 3001818685          8685         XXXXXX8685             441                 ITF LXS 2006-17 10/30/06            $167,850.00
 3001820608          0608         XXXXXX0608             441                 ITF LXS 2006-17 10/30/06            $300,738.61
 3001821630          1630         XXXXXX1630             441                 ITF LXS 2006-17 10/30/06            $196,000.00
 3001844681          4681         XXXXXX4681             441                 ITF LXS 2006-17 10/30/06            $171,997.88
 3001848443          8443         XXXXXX8443             441                 ITF LXS 2006-17 10/30/06            $184,011.31
 3001852502          2502         XXXXXX2502             441                 ITF LXS 2006-17 10/30/06            $340,000.00
 3001892425          2425         XXXXXX2425             441                 ITF LXS 2006-17 10/30/06            $151,753.37
 3001905326          5326         XXXXXX5326             441                 ITF LXS 2006-17 10/30/06            $215,988.12
 3001944986          4986         XXXXXX4986             441                 ITF LXS 2006-17 10/30/06            $241,233.16
 3001945215          5215         XXXXXX5215             441                 ITF LXS 2006-17 10/30/06             $51,848.19
 3001945744          5744         XXXXXX5744             441                 ITF LXS 2006-17 10/30/06            $498,004.04
 3001949746          9746         XXXXXX9746             441                 ITF LXS 2006-17 10/30/06            $215,251.47
 3001949969          9969         XXXXXX9969             441                 ITF LXS 2006-17 10/30/06            $107,484.24
 3001952526          2526         XXXXXX2526             441                 ITF LXS 2006-17 10/30/06            $190,933.78
 3001953029          3029         XXXXXX3029             441                 ITF LXS 2006-17 10/30/06            $194,000.00
 3001954191          4191         XXXXXX4191             441                 ITF LXS 2006-17 10/30/06            $188,750.00
 3001957707          7707         XXXXXX7707             441                 ITF LXS 2006-17 10/30/06            $191,811.87
 3001965569          5569         XXXXXX5569             441                 ITF LXS 2006-17 10/30/06            $299,168.27
 3001997018          7018         XXXXXX7018             441                 ITF LXS 2006-17 10/30/06             $80,480.41
 3001997232          7232         XXXXXX7232             441                 ITF LXS 2006-17 10/30/06               $0.00
 3002000440          0440         XXXXXX0440             441                 ITF LXS 2006-17 10/30/06            $148,136.27
 3002005027          5027         XXXXXX5027             441                 ITF LXS 2006-17 10/30/06            $235,200.00
 3002010100          0100         XXXXXX0100             441                 ITF LXS 2006-17 10/30/06            $189,600.00
 3002013054          3054         XXXXXX3054             441                 ITF LXS 2006-17 10/30/06            $220,000.00
 3002013294          3294         XXXXXX3294             441                 ITF LXS 2006-17 10/30/06            $187,739.06
 3002081499          1499         XXXXXX1499             441                 ITF LXS 2006-17 10/30/06            $228,424.66
 3002081606          1606         XXXXXX1606             441                 ITF LXS 2006-17 10/30/06            $146,829.21
 3002086795          6795         XXXXXX6795             441                 ITF LXS 2006-17 10/30/06             $74,164.69
 3002087512          7512         XXXXXX7512             441                 ITF LXS 2006-17 10/30/06            $203,604.36
 3002088791          8791         XXXXXX8791             441                 ITF LXS 2006-17 10/30/06            $141,405.51
 3002091472          1472         XXXXXX1472             441                 ITF LXS 2006-17 10/30/06            $346,660.52
 3002096588          6588         XXXXXX6588             441                 ITF LXS 2006-17 10/30/06            $528,275.34
 3002105769          5769         XXXXXX5769             441                 ITF LXS 2006-17 10/30/06            $103,599.38
 1006422388          2388         XXXXXX2388             903                 ITF LXS 2006-2N 1/31/06             $309,313.40
 1006462806          2806         XXXXXX2806             903                 ITF LXS 2006-2N 1/31/06             $480,161.49
 1006568099          8099         XXXXXX8099             903                 ITF LXS 2006-2N 1/31/06              $99,635.00
 1006586323          6323         XXXXXX6323             903                 ITF LXS 2006-2N 1/31/06             $510,295.64
 1006588923          8923         XXXXXX8923             903                 ITF LXS 2006-2N 1/31/06             $171,546.41
 1006597791          7791         XXXXXX7791             903                 ITF LXS 2006-2N 1/31/06             $361,746.90
 1006600686          0686         XXXXXX0686             903                 ITF LXS 2006-2N 1/31/06             $302,550.32
 1006603243          3243         XXXXXX3243             903                 ITF LXS 2006-2N 1/31/06             $128,508.96
 1006603672          3672         XXXXXX3672             903                 ITF LXS 2006-2N 1/31/06             $300,807.64
 1006606634          6634         XXXXXX6634             903                 ITF LXS 2006-2N 1/31/06             $174,067.84
 1006606980          6980         XXXXXX6980             903                 ITF LXS 2006-2N 1/31/06             $169,090.60
 1006610156          0156         XXXXXX0156             903                 ITF LXS 2006-2N 1/31/06             $452,059.34
 1006611774          1774         XXXXXX1774             903                 ITF LXS 2006-2N 1/31/06             $213,279.94
 1006613341          3341         XXXXXX3341             903                 ITF LXS 2006-2N 1/31/06             $316,764.04
 1006615973          5973         XXXXXX5973             903                 ITF LXS 2006-2N 1/31/06             $545,454.50
 1006616120          6120         XXXXXX6120             903                 ITF LXS 2006-2N 1/31/06             $358,312.46
 1006621880          1880         XXXXXX1880             903                 ITF LXS 2006-2N 1/31/06             $258,720.42
 1006627952          7952         XXXXXX7952             903                 ITF LXS 2006-2N 1/31/06             $233,411.72
 1006629123          9123         XXXXXX9123             903                 ITF LXS 2006-2N 1/31/06             $242,695.25
 1006629230          9230         XXXXXX9230             903                 ITF LXS 2006-2N 1/31/06             $342,822.56
 1006636318          6318         XXXXXX6318             903                 ITF LXS 2006-2N 1/31/06             $223,035.37
 1006640146          0146         XXXXXX0146             903                 ITF LXS 2006-2N 1/31/06             $209,524.85
 1006640385          0385         XXXXXX0385             903                 ITF LXS 2006-2N 1/31/06             $114,149.35
 1006641136          1136         XXXXXX1136             903                 ITF LXS 2006-2N 1/31/06             $185,595.60
 1006641854          1854         XXXXXX1854             903                 ITF LXS 2006-2N 1/31/06             $175,379.18
 1006643959          3959         XXXXXX3959             903                 ITF LXS 2006-2N 1/31/06             $192,970.50
 1006647646          7646         XXXXXX7646             903                 ITF LXS 2006-2N 1/31/06             $319,655.79
 1006647679          7679         XXXXXX7679             903                 ITF LXS 2006-2N 1/31/06             $424,200.08
 1006649238          9238         XXXXXX9238             903                 ITF LXS 2006-2N 1/31/06             $193,251.30
 1006655482          5482         XXXXXX5482             903                 ITF LXS 2006-2N 1/31/06             $154,194.08
 1006656001          6001         XXXXXX6001             903                 ITF LXS 2006-2N 1/31/06             $298,525.75
 1006656902          6902         XXXXXX6902             903                 ITF LXS 2006-2N 1/31/06             $678,058.87
 1006656936          6936         XXXXXX6936             903                 ITF LXS 2006-2N 1/31/06             $514,469.14
 1006656951          6951         XXXXXX6951             903                 ITF LXS 2006-2N 1/31/06             $409,270.88
 1006657009          7009         XXXXXX7009             903                 ITF LXS 2006-2N 1/31/06             $393,620.78
 1006657017          7017         XXXXXX7017             903                 ITF LXS 2006-2N 1/31/06             $380,470.24
 1006657033          7033         XXXXXX7033             903                 ITF LXS 2006-2N 1/31/06             $531,264.95
 1006657058          7058         XXXXXX7058             903                 ITF LXS 2006-2N 1/31/06             $363,209.12
 1006657066          7066         XXXXXX7066             903                 ITF LXS 2006-2N 1/31/06             $301,960.05
 1006659518          9518         XXXXXX9518             903                 ITF LXS 2006-2N 1/31/06             $128,848.42
 1006661902          1902         XXXXXX1902             903                 ITF LXS 2006-2N 1/31/06             $287,231.61
 1006666349          6349         XXXXXX6349             903                 ITF LXS 2006-2N 1/31/06             $346,944.69
 1006667651          7651         XXXXXX7651             903                 ITF LXS 2006-2N 1/31/06             $240,989.90
 1006667685          7685         XXXXXX7685             903                 ITF LXS 2006-2N 1/31/06             $294,543.96
 1006667834          7834         XXXXXX7834             903                 ITF LXS 2006-2N 1/31/06             $390,678.57
 1006669376          9376         XXXXXX9376             903                 ITF LXS 2006-2N 1/31/06             $395,474.80
 1006671471          1471         XXXXXX1471             903                 ITF LXS 2006-2N 1/31/06             $348,603.89
 1006671638          1638         XXXXXX1638             903                 ITF LXS 2006-2N 1/31/06             $183,051.44
 1006674897          4897         XXXXXX4897             903                 ITF LXS 2006-2N 1/31/06             $152,133.08
 1006677056          7056         XXXXXX7056             903                 ITF LXS 2006-2N 1/31/06             $352,829.23
 1006678534          8534         XXXXXX8534             903                 ITF LXS 2006-2N 1/31/06             $217,852.90
 1006678617          8617         XXXXXX8617             903                 ITF LXS 2006-2N 1/31/06             $310,847.21
 1006679672          9672         XXXXXX9672             903                 ITF LXS 2006-2N 1/31/06             $246,591.30
 1006680589          0589         XXXXXX0589             903                 ITF LXS 2006-2N 1/31/06             $212,184.12
 1006680621          0621         XXXXXX0621             903                 ITF LXS 2006-2N 1/31/06             $233,319.96
 1006681686          1686         XXXXXX1686             903                 ITF LXS 2006-2N 1/31/06             $350,764.93
 1006682080          2080         XXXXXX2080             903                 ITF LXS 2006-2N 1/31/06             $527,439.24
 1006682106          2106         XXXXXX2106             903                 ITF LXS 2006-2N 1/31/06             $659,014.76
 1006682296          2296         XXXXXX2296             903                 ITF LXS 2006-2N 1/31/06             $514,520.62
 1006682338          2338         XXXXXX2338             903                 ITF LXS 2006-2N 1/31/06             $783,898.96
 1006682585          2585         XXXXXX2585             903                 ITF LXS 2006-2N 1/31/06             $100,883.21
 1006683153          3153         XXXXXX3153             903                 ITF LXS 2006-2N 1/31/06             $379,776.78
 1006685596          5596         XXXXXX5596             903                 ITF LXS 2006-2N 1/31/06             $264,463.38
 1006685737          5737         XXXXXX5737             903                 ITF LXS 2006-2N 1/31/06             $323,479.50
 1006690828          0828         XXXXXX0828             903                 ITF LXS 2006-2N 1/31/06             $139,549.99
 1006691412          1412         XXXXXX1412             903                 ITF LXS 2006-2N 1/31/06             $364,179.03
 1006691826          1826         XXXXXX1826             903                 ITF LXS 2006-2N 1/31/06             $244,124.22
 1006692212          2212         XXXXXX2212             903                 ITF LXS 2006-2N 1/31/06             $146,474.86
 1006692386          2386         XXXXXX2386             903                 ITF LXS 2006-2N 1/31/06             $425,411.33
 1006692501          2501         XXXXXX2501             903                 ITF LXS 2006-2N 1/31/06             $366,028.66
 1006694770          4770         XXXXXX4770             903                 ITF LXS 2006-2N 1/31/06             $167,998.46
 1006696429          6429         XXXXXX6429             903                 ITF LXS 2006-2N 1/31/06             $231,800.70
 1006696551          6551         XXXXXX6551             903                 ITF LXS 2006-2N 1/31/06             $450,828.05
 1006698839          8839         XXXXXX8839             903                 ITF LXS 2006-2N 1/31/06             $293,833.96
 1006699761          9761         XXXXXX9761             903                 ITF LXS 2006-2N 1/31/06             $435,757.26
 1006701526          1526         XXXXXX1526             903                 ITF LXS 2006-2N 1/31/06             $214,524.06
 1006705345          5345         XXXXXX5345             903                 ITF LXS 2006-2N 1/31/06             $102,625.76
 1006707465          7465         XXXXXX7465             903                 ITF LXS 2006-2N 1/31/06             $158,737.35
 1006708695          8695         XXXXXX8695             903                 ITF LXS 2006-2N 1/31/06                $0.00
 1006710436          0436         XXXXXX0436             903                 ITF LXS 2006-2N 1/31/06             $508,540.83
 1006710865          0865         XXXXXX0865             903                 ITF LXS 2006-2N 1/31/06             $250,319.46
 1006711392          1392         XXXXXX1392             903                 ITF LXS 2006-2N 1/31/06             $230,114.85
 1006711442          1442         XXXXXX1442             903                 ITF LXS 2006-2N 1/31/06                $0.00
 1006711970          1970         XXXXXX1970             903                 ITF LXS 2006-2N 1/31/06             $719,548.42
 1006713893          3893         XXXXXX3893             903                 ITF LXS 2006-2N 1/31/06             $855,397.18
 1006715625          5625         XXXXXX5625             903                 ITF LXS 2006-2N 1/31/06             $149,947.54
 1006717183          7183         XXXXXX7183             903                 ITF LXS 2006-2N 1/31/06                $0.00
 1006720666          0666         XXXXXX0666             903                 ITF LXS 2006-2N 1/31/06             $271,616.28
 1006720765          0765         XXXXXX0765             903                 ITF LXS 2006-2N 1/31/06             $314,328.32
 1006721177          1177         XXXXXX1177             903                 ITF LXS 2006-2N 1/31/06             $430,583.01
 1006721201          1201         XXXXXX1201             903                 ITF LXS 2006-2N 1/31/06             $385,439.78
 1006721318          1318         XXXXXX1318             903                 ITF LXS 2006-2N 1/31/06                $0.00
 1006721763          1763         XXXXXX1763             903                 ITF LXS 2006-2N 1/31/06             $477,294.42
 1006721946          1946         XXXXXX1946             903                 ITF LXS 2006-2N 1/31/06             $424,558.44
 1006722035          2035         XXXXXX2035             903                 ITF LXS 2006-2N 1/31/06             $151,261.43
 1006722050          2050         XXXXXX2050             903                 ITF LXS 2006-2N 1/31/06             $215,098.90
 1006722118          2118         XXXXXX2118             903                 ITF LXS 2006-2N 1/31/06             $304,425.75
 1006722209          2209         XXXXXX2209             903                 ITF LXS 2006-2N 1/31/06             $425,146.87
 1006722241          2241         XXXXXX2241             903                 ITF LXS 2006-2N 1/31/06             $291,805.22
 1006722548          2548         XXXXXX2548             903                 ITF LXS 2006-2N 1/31/06             $639,416.09
 1006722696          2696         XXXXXX2696             903                 ITF LXS 2006-2N 1/31/06             $614,937.87
 1006722761          2761         XXXXXX2761             903                 ITF LXS 2006-2N 1/31/06             $448,909.10
 1006722886          2886         XXXXXX2886             903                 ITF LXS 2006-2N 1/31/06             $317,659.23
 1006723439          3439         XXXXXX3439             903                 ITF LXS 2006-2N 1/31/06             $108,304.90
 1006724353          4353         XXXXXX4353             903                 ITF LXS 2006-2N 1/31/06                $0.00
 1006725962          5962         XXXXXX5962             903                 ITF LXS 2006-2N 1/31/06             $402,997.68
 1006726127          6127         XXXXXX6127             903                 ITF LXS 2006-2N 1/31/06             $388,499.36
 1006726333          6333         XXXXXX6333             903                 ITF LXS 2006-2N 1/31/06             $176,827.55
 1006727331          7331         XXXXXX7331             903                 ITF LXS 2006-2N 1/31/06             $232,640.67
 1006727752          7752         XXXXXX7752             903                 ITF LXS 2006-2N 1/31/06             $205,909.83
 1006727786          7786         XXXXXX7786             903                 ITF LXS 2006-2N 1/31/06             $232,479.72
 1006727802          7802         XXXXXX7802             903                 ITF LXS 2006-2N 1/31/06             $229,926.22
 1006727885          7885         XXXXXX7885             903                 ITF LXS 2006-2N 1/31/06             $247,365.68
 1006727976          7976         XXXXXX7976             903                 ITF LXS 2006-2N 1/31/06             $148,715.16
 1006728073          8073         XXXXXX8073             903                 ITF LXS 2006-2N 1/31/06             $180,162.08
 1006728081          8081         XXXXXX8081             903                 ITF LXS 2006-2N 1/31/06             $177,801.56
 1006728099          8099         XXXXXX8099             903                 ITF LXS 2006-2N 1/31/06             $160,159.25
 1006728149          8149         XXXXXX8149             903                 ITF LXS 2006-2N 1/31/06             $190,565.97
 1006728206          8206         XXXXXX8206             903                 ITF LXS 2006-2N 1/31/06             $716,133.79
 1006728305          8305         XXXXXX8305             903                 ITF LXS 2006-2N 1/31/06             $153,225.78
 1006728552          8552         XXXXXX8552             903                 ITF LXS 2006-2N 1/31/06             $503,730.80
 1006728651          8651         XXXXXX8651             903                 ITF LXS 2006-2N 1/31/06             $567,526.50
 1006728669          8669         XXXXXX8669             903                 ITF LXS 2006-2N 1/31/06             $143,939.57
 1006728677          8677         XXXXXX8677             903                 ITF LXS 2006-2N 1/31/06             $272,773.05
 1006728867          8867         XXXXXX8867             903                 ITF LXS 2006-2N 1/31/06                $0.00
 1006728875          8875         XXXXXX8875             903                 ITF LXS 2006-2N 1/31/06             $210,093.86
 1006728909          8909         XXXXXX8909             903                 ITF LXS 2006-2N 1/31/06                $0.00
 1006728966          8966         XXXXXX8966             903                 ITF LXS 2006-2N 1/31/06             $414,475.71
 1006728990          8990         XXXXXX8990             903                 ITF LXS 2006-2N 1/31/06             $344,068.85
 1006729337          9337         XXXXXX9337             903                 ITF LXS 2006-2N 1/31/06             $342,639.33
 1006729675          9675         XXXXXX9675             903                 ITF LXS 2006-2N 1/31/06             $202,480.07
 1006729709          9709         XXXXXX9709             903                 ITF LXS 2006-2N 1/31/06             $326,587.38
 1006729840          9840         XXXXXX9840             903                 ITF LXS 2006-2N 1/31/06             $370,470.62
 1006729873          9873         XXXXXX9873             903                 ITF LXS 2006-2N 1/31/06             $259,354.69
 1006730301          0301         XXXXXX0301             903                 ITF LXS 2006-2N 1/31/06             $231,976.85
 1006730418          0418         XXXXXX0418             903                 ITF LXS 2006-2N 1/31/06             $397,547.29
 1006730475          0475         XXXXXX0475             903                 ITF LXS 2006-2N 1/31/06             $358,452.44
 1006730517          0517         XXXXXX0517             903                 ITF LXS 2006-2N 1/31/06             $527,894.47
 1006730533          0533         XXXXXX0533             903                 ITF LXS 2006-2N 1/31/06             $239,053.21
 1006730541          0541         XXXXXX0541             903                 ITF LXS 2006-2N 1/31/06             $385,492.93
 1006730657          0657         XXXXXX0657             903                 ITF LXS 2006-2N 1/31/06             $436,944.45
 1006730756          0756         XXXXXX0756             903                 ITF LXS 2006-2N 1/31/06             $424,320.95
 1006730780          0780         XXXXXX0780             903                 ITF LXS 2006-2N 1/31/06             $233,145.36
 1006730871          0871         XXXXXX0871             903                 ITF LXS 2006-2N 1/31/06             $138,440.00
 1006730889          0889         XXXXXX0889             903                 ITF LXS 2006-2N 1/31/06             $336,750.00
 1006730921          0921         XXXXXX0921             903                 ITF LXS 2006-2N 1/31/06             $171,756.92
 1006731101          1101         XXXXXX1101             903                 ITF LXS 2006-2N 1/31/06             $304,599.70
 1006731200          1200         XXXXXX1200             903                 ITF LXS 2006-2N 1/31/06             $262,615.93
 1006731226          1226         XXXXXX1226             903                 ITF LXS 2006-2N 1/31/06             $407,732.00
 1006731341          1341         XXXXXX1341             903                 ITF LXS 2006-2N 1/31/06             $458,099.00
 1006731374          1374         XXXXXX1374             903                 ITF LXS 2006-2N 1/31/06             $443,615.72
 1006731416          1416         XXXXXX1416             903                 ITF LXS 2006-2N 1/31/06             $370,660.29
 1006731515          1515         XXXXXX1515             903                 ITF LXS 2006-2N 1/31/06             $325,266.04
 1006731549          1549         XXXXXX1549             903                 ITF LXS 2006-2N 1/31/06             $299,280.63
 1006731630          1630         XXXXXX1630             903                 ITF LXS 2006-2N 1/31/06             $498,826.37
 1006731697          1697         XXXXXX1697             903                 ITF LXS 2006-2N 1/31/06             $118,195.76
 1006731754          1754         XXXXXX1754             903                 ITF LXS 2006-2N 1/31/06             $623,553.87
 1006731820          1820         XXXXXX1820             903                 ITF LXS 2006-2N 1/31/06             $203,318.98
 1006731838          1838         XXXXXX1838             903                 ITF LXS 2006-2N 1/31/06             $192,059.06
 1006731929          1929         XXXXXX1929             903                 ITF LXS 2006-2N 1/31/06             $197,487.53
 1006732026          2026         XXXXXX2026             903                 ITF LXS 2006-2N 1/31/06             $270,614.54
 1006732042          2042         XXXXXX2042             903                 ITF LXS 2006-2N 1/31/06             $255,776.63
 1006732240          2240         XXXXXX2240             903                 ITF LXS 2006-2N 1/31/06             $452,607.35
 1006732265          2265         XXXXXX2265             903                 ITF LXS 2006-2N 1/31/06                $0.00
 1006732273          2273         XXXXXX2273             903                 ITF LXS 2006-2N 1/31/06             $338,202.93
 1006732976          2976         XXXXXX2976             903                 ITF LXS 2006-2N 1/31/06             $238,625.39
 1006732992          2992         XXXXXX2992             903                 ITF LXS 2006-2N 1/31/06             $402,752.52
 1006733164          3164         XXXXXX3164             903                 ITF LXS 2006-2N 1/31/06             $115,856.83
 1006733172          3172         XXXXXX3172             903                 ITF LXS 2006-2N 1/31/06             $202,098.44
 1006733354          3354         XXXXXX3354             903                 ITF LXS 2006-2N 1/31/06             $293,865.77
 1006733420          3420         XXXXXX3420             903                 ITF LXS 2006-2N 1/31/06             $337,648.93
 1006733610          3610         XXXXXX3610             903                 ITF LXS 2006-2N 1/31/06             $173,036.07
 1006733685          3685         XXXXXX3685             903                 ITF LXS 2006-2N 1/31/06             $191,886.92
 1006733768          3768         XXXXXX3768             903                 ITF LXS 2006-2N 1/31/06             $247,361.35
 1006733776          3776         XXXXXX3776             903                 ITF LXS 2006-2N 1/31/06             $501,197.97
 1006733859          3859         XXXXXX3859             903                 ITF LXS 2006-2N 1/31/06             $319,273.96
 1006733917          3917         XXXXXX3917             903                 ITF LXS 2006-2N 1/31/06             $293,080.03
 1006734022          4022         XXXXXX4022             903                 ITF LXS 2006-2N 1/31/06             $441,605.28
 1006734048          4048         XXXXXX4048             903                 ITF LXS 2006-2N 1/31/06             $161,585.87
 1006734212          4212         XXXXXX4212             903                 ITF LXS 2006-2N 1/31/06             $344,295.69
 1006734261          4261         XXXXXX4261             903                 ITF LXS 2006-2N 1/31/06             $437,989.57
 1006734303          4303         XXXXXX4303             903                 ITF LXS 2006-2N 1/31/06             $404,252.58
 1006734378          4378         XXXXXX4378             903                 ITF LXS 2006-2N 1/31/06             $212,791.40
 1006734527          4527         XXXXXX4527             903                 ITF LXS 2006-2N 1/31/06             $255,812.89
 1006734550          4550         XXXXXX4550             903                 ITF LXS 2006-2N 1/31/06             $243,597.91
 1006734691          4691         XXXXXX4691             903                 ITF LXS 2006-2N 1/31/06             $287,148.12
 1006734717          4717         XXXXXX4717             903                 ITF LXS 2006-2N 1/31/06                $0.00
 1006734832          4832         XXXXXX4832             903                 ITF LXS 2006-2N 1/31/06             $163,152.44
 1006735664          5664         XXXXXX5664             903                 ITF LXS 2006-2N 1/31/06             $663,209.20
 1006735847          5847         XXXXXX5847             903                 ITF LXS 2006-2N 1/31/06             $305,890.25
 1006735896          5896         XXXXXX5896             903                 ITF LXS 2006-2N 1/31/06             $670,723.37
 1006736050          6050         XXXXXX6050             903                 ITF LXS 2006-2N 1/31/06             $151,245.92
 1006736068          6068         XXXXXX6068             903                 ITF LXS 2006-2N 1/31/06             $258,226.03
 1006736225          6225         XXXXXX6225             903                 ITF LXS 2006-2N 1/31/06             $267,853.75
 1006736332          6332         XXXXXX6332             903                 ITF LXS 2006-2N 1/31/06             $127,187.65
 1006736357          6357         XXXXXX6357             903                 ITF LXS 2006-2N 1/31/06             $559,771.01
 1006736589          6589         XXXXXX6589             903                 ITF LXS 2006-2N 1/31/06             $293,046.94
 1006736597          6597         XXXXXX6597             903                 ITF LXS 2006-2N 1/31/06             $278,499.63
 1006736670          6670         XXXXXX6670             903                 ITF LXS 2006-2N 1/31/06             $241,781.36
 1006737017          7017         XXXXXX7017             903                 ITF LXS 2006-2N 1/31/06                $0.00
 1006737132          7132         XXXXXX7132             903                 ITF LXS 2006-2N 1/31/06             $348,208.00
 1006737181          7181         XXXXXX7181             903                 ITF LXS 2006-2N 1/31/06             $411,417.92
 1006737447          7447         XXXXXX7447             903                 ITF LXS 2006-2N 1/31/06             $279,766.03
 1006737454          7454         XXXXXX7454             903                 ITF LXS 2006-2N 1/31/06             $335,017.94
 1006737488          7488         XXXXXX7488             903                 ITF LXS 2006-2N 1/31/06             $354,649.20
 1006737504          7504         XXXXXX7504             903                 ITF LXS 2006-2N 1/31/06             $139,760.06
 1006737553          7553         XXXXXX7553             903                 ITF LXS 2006-2N 1/31/06             $286,251.67
 1006737629          7629         XXXXXX7629             903                 ITF LXS 2006-2N 1/31/06             $211,427.86
 1006737769          7769         XXXXXX7769             903                 ITF LXS 2006-2N 1/31/06                $0.00
 1006737900          7900         XXXXXX7900             903                 ITF LXS 2006-2N 1/31/06             $294,458.26
 1006738106          8106         XXXXXX8106             903                 ITF LXS 2006-2N 1/31/06             $431,943.84
 1006738114          8114         XXXXXX8114             903                 ITF LXS 2006-2N 1/31/06             $160,541.64
 1006738122          8122         XXXXXX8122             903                 ITF LXS 2006-2N 1/31/06             $423,745.89
 1006738197          8197         XXXXXX8197             903                 ITF LXS 2006-2N 1/31/06             $233,410.02
 1006738361          8361         XXXXXX8361             903                 ITF LXS 2006-2N 1/31/06             $556,905.78
 1006738379          8379         XXXXXX8379             903                 ITF LXS 2006-2N 1/31/06             $116,200.57
 1006738387          8387         XXXXXX8387             903                 ITF LXS 2006-2N 1/31/06             $189,769.04
 1006738395          8395         XXXXXX8395             903                 ITF LXS 2006-2N 1/31/06             $256,538.12
 1006738460          8460         XXXXXX8460             903                 ITF LXS 2006-2N 1/31/06             $416,560.21
 1006738627          8627         XXXXXX8627             903                 ITF LXS 2006-2N 1/31/06             $431,022.38
 1006738635          8635         XXXXXX8635             903                 ITF LXS 2006-2N 1/31/06                $0.00
 1006738890          8890         XXXXXX8890             903                 ITF LXS 2006-2N 1/31/06             $477,368.29
 1006739021          9021         XXXXXX9021             903                 ITF LXS 2006-2N 1/31/06             $380,636.38
 1006739062          9062         XXXXXX9062             903                 ITF LXS 2006-2N 1/31/06             $349,352.01
 1006739138          9138         XXXXXX9138             903                 ITF LXS 2006-2N 1/31/06             $410,637.53
 1006739153          9153         XXXXXX9153             903                 ITF LXS 2006-2N 1/31/06             $144,148.15
 1006739245          9245         XXXXXX9245             903                 ITF LXS 2006-2N 1/31/06             $463,026.46
 1006739294          9294         XXXXXX9294             903                 ITF LXS 2006-2N 1/31/06             $286,265.22
 1006739328          9328         XXXXXX9328             903                 ITF LXS 2006-2N 1/31/06             $236,658.85
 1006739351          9351         XXXXXX9351             903                 ITF LXS 2006-2N 1/31/06                $0.00
 1006739377          9377         XXXXXX9377             903                 ITF LXS 2006-2N 1/31/06             $260,520.54
 1006739385          9385         XXXXXX9385             903                 ITF LXS 2006-2N 1/31/06             $413,376.37
 1006739484          9484         XXXXXX9484             903                 ITF LXS 2006-2N 1/31/06             $482,043.91
 1006739625          9625         XXXXXX9625             903                 ITF LXS 2006-2N 1/31/06             $222,030.45
 1006739633          9633         XXXXXX9633             903                 ITF LXS 2006-2N 1/31/06             $161,495.90
 1006739815          9815         XXXXXX9815             903                 ITF LXS 2006-2N 1/31/06             $268,249.09
 1006740177          0177         XXXXXX0177             903                 ITF LXS 2006-2N 1/31/06                $0.00
 1006740250          0250         XXXXXX0250             903                 ITF LXS 2006-2N 1/31/06             $310,808.42
 1006740367          0367         XXXXXX0367             903                 ITF LXS 2006-2N 1/31/06             $402,441.61
 1006740375          0375         XXXXXX0375             903                 ITF LXS 2006-2N 1/31/06             $383,506.44
 1006740516          0516         XXXXXX0516             903                 ITF LXS 2006-2N 1/31/06             $193,269.79
 1006740540          0540         XXXXXX0540             903                 ITF LXS 2006-2N 1/31/06             $142,506.82
 1006740615          0615         XXXXXX0615             903                 ITF LXS 2006-2N 1/31/06             $126,850.69
 1006740755          0755         XXXXXX0755             903                 ITF LXS 2006-2N 1/31/06             $209,086.26
 1006740763          0763         XXXXXX0763             903                 ITF LXS 2006-2N 1/31/06             $364,770.65
 1006740888          0888         XXXXXX0888             903                 ITF LXS 2006-2N 1/31/06             $130,912.22
 1006741241          1241         XXXXXX1241             903                 ITF LXS 2006-2N 1/31/06             $122,733.39
 1006741316          1316         XXXXXX1316             903                 ITF LXS 2006-2N 1/31/06             $565,736.50
 1006741357          1357         XXXXXX1357             903                 ITF LXS 2006-2N 1/31/06             $353,684.32
 1006741407          1407         XXXXXX1407             903                 ITF LXS 2006-2N 1/31/06             $164,290.68
 1006741498          1498         XXXXXX1498             903                 ITF LXS 2006-2N 1/31/06             $358,116.65
 1006741522          1522         XXXXXX1522             903                 ITF LXS 2006-2N 1/31/06             $533,198.83
 1006741563          1563         XXXXXX1563             903                 ITF LXS 2006-2N 1/31/06             $147,408.48
 1006741613          1613         XXXXXX1613             903                 ITF LXS 2006-2N 1/31/06             $258,471.88
 1006741647          1647         XXXXXX1647             903                 ITF LXS 2006-2N 1/31/06             $362,482.10
 1006741696          1696         XXXXXX1696             903                 ITF LXS 2006-2N 1/31/06             $218,594.63
 1006741712          1712         XXXXXX1712             903                 ITF LXS 2006-2N 1/31/06             $286,168.35
 1006741787          1787         XXXXXX1787             903                 ITF LXS 2006-2N 1/31/06             $283,540.50
 1006741795          1795         XXXXXX1795             903                 ITF LXS 2006-2N 1/31/06             $329,828.26
 1006741829          1829         XXXXXX1829             903                 ITF LXS 2006-2N 1/31/06             $278,474.09
 1006741837          1837         XXXXXX1837             903                 ITF LXS 2006-2N 1/31/06             $273,566.98
 1006742108          2108         XXXXXX2108             903                 ITF LXS 2006-2N 1/31/06                $0.00
 1006742256          2256         XXXXXX2256             903                 ITF LXS 2006-2N 1/31/06             $201,065.82
 1006742272          2272         XXXXXX2272             903                 ITF LXS 2006-2N 1/31/06             $212,533.47
 1006742397          2397         XXXXXX2397             903                 ITF LXS 2006-2N 1/31/06             $191,305.76
 1006742405          2405         XXXXXX2405             903                 ITF LXS 2006-2N 1/31/06             $222,185.94
 1006742413          2413         XXXXXX2413             903                 ITF LXS 2006-2N 1/31/06             $133,967.11
 1006742678          2678         XXXXXX2678             903                 ITF LXS 2006-2N 1/31/06             $401,409.95
 1006742835          2835         XXXXXX2835             903                 ITF LXS 2006-2N 1/31/06              $86,149.44
 1006743080          3080         XXXXXX3080             903                 ITF LXS 2006-2N 1/31/06             $208,978.71
 1006743528          3528         XXXXXX3528             903                 ITF LXS 2006-2N 1/31/06                $0.00
 1006743726          3726         XXXXXX3726             903                 ITF LXS 2006-2N 1/31/06             $458,047.83
 1006743783          3783         XXXXXX3783             903                 ITF LXS 2006-2N 1/31/06             $356,760.48
 1006744252          4252         XXXXXX4252             903                 ITF LXS 2006-2N 1/31/06             $303,602.66
 1006744278          4278         XXXXXX4278             903                 ITF LXS 2006-2N 1/31/06             $201,176.18
 1006744401          4401         XXXXXX4401             903                 ITF LXS 2006-2N 1/31/06             $281,259.79
 1006744757          4757         XXXXXX4757             903                 ITF LXS 2006-2N 1/31/06             $230,273.18
 1006745044          5044         XXXXXX5044             903                 ITF LXS 2006-2N 1/31/06             $269,483.46
 1006745242          5242         XXXXXX5242             903                 ITF LXS 2006-2N 1/31/06             $114,561.81
 1006745283          5283         XXXXXX5283             903                 ITF LXS 2006-2N 1/31/06             $229,265.71
 1006745291          5291         XXXXXX5291             903                 ITF LXS 2006-2N 1/31/06             $311,043.61
 1006745382          5382         XXXXXX5382             903                 ITF LXS 2006-2N 1/31/06             $200,548.47
 1006745457          5457         XXXXXX5457             903                 ITF LXS 2006-2N 1/31/06             $123,248.26
 1006745549          5549         XXXXXX5549             903                 ITF LXS 2006-2N 1/31/06             $317,414.01
 1006745606          5606         XXXXXX5606             903                 ITF LXS 2006-2N 1/31/06             $156,611.20
 1006745713          5713         XXXXXX5713             903                 ITF LXS 2006-2N 1/31/06             $129,722.58
 1006745796          5796         XXXXXX5796             903                 ITF LXS 2006-2N 1/31/06             $668,244.61
 1006745861          5861         XXXXXX5861             903                 ITF LXS 2006-2N 1/31/06             $168,183.83
 1006746026          6026         XXXXXX6026             903                 ITF LXS 2006-2N 1/31/06             $259,973.52
 1006746091          6091         XXXXXX6091             903                 ITF LXS 2006-2N 1/31/06             $510,897.87
 1006746133          6133         XXXXXX6133             903                 ITF LXS 2006-2N 1/31/06             $389,586.10
 1006746265          6265         XXXXXX6265             903                 ITF LXS 2006-2N 1/31/06             $636,483.32
 1006746299          6299         XXXXXX6299             903                 ITF LXS 2006-2N 1/31/06                $0.00
 1006746331          6331         XXXXXX6331             903                 ITF LXS 2006-2N 1/31/06             $197,746.89
 1006746539          6539         XXXXXX6539             903                 ITF LXS 2006-2N 1/31/06             $220,643.40
 1006746737          6737         XXXXXX6737             903                 ITF LXS 2006-2N 1/31/06             $299,420.37
 1006746760          6760         XXXXXX6760             903                 ITF LXS 2006-2N 1/31/06             $403,592.44
 1006746836          6836         XXXXXX6836             903                 ITF LXS 2006-2N 1/31/06             $217,372.14
 1006746943          6943         XXXXXX6943             903                 ITF LXS 2006-2N 1/31/06                $0.00
 1006746950          6950         XXXXXX6950             903                 ITF LXS 2006-2N 1/31/06             $186,249.05
 1006746968          6968         XXXXXX6968             903                 ITF LXS 2006-2N 1/31/06             $563,790.41
 1006746976          6976         XXXXXX6976             903                 ITF LXS 2006-2N 1/31/06             $140,251.74
 1006746984          6984         XXXXXX6984             903                 ITF LXS 2006-2N 1/31/06             $372,448.89
 1006747065          7065         XXXXXX7065             903                 ITF LXS 2006-2N 1/31/06             $291,440.13
 1006747073          7073         XXXXXX7073             903                 ITF LXS 2006-2N 1/31/06                $0.00
 1006747156          7156         XXXXXX7156             903                 ITF LXS 2006-2N 1/31/06             $429,509.31
 1006747222          7222         XXXXXX7222             903                 ITF LXS 2006-2N 1/31/06             $449,648.31
 1006747412          7412         XXXXXX7412             903                 ITF LXS 2006-2N 1/31/06                $0.00
 1006747495          7495         XXXXXX7495             903                 ITF LXS 2006-2N 1/31/06             $312,965.49
 1006748097          8097         XXXXXX8097             903                 ITF LXS 2006-2N 1/31/06             $257,574.68
 1006748170          8170         XXXXXX8170             903                 ITF LXS 2006-2N 1/31/06             $367,533.42
 1006748303          8303         XXXXXX8303             903                 ITF LXS 2006-2N 1/31/06                $0.00
 1006748311          8311         XXXXXX8311             903                 ITF LXS 2006-2N 1/31/06             $238,360.91
 1006748857          8857         XXXXXX8857             903                 ITF LXS 2006-2N 1/31/06             $265,613.01
 1006748907          8907         XXXXXX8907             903                 ITF LXS 2006-2N 1/31/06             $475,921.68
 1006749178          9178         XXXXXX9178             903                 ITF LXS 2006-2N 1/31/06             $430,193.68
 1006749228          9228         XXXXXX9228             903                 ITF LXS 2006-2N 1/31/06             $181,431.81
 1006749236          9236         XXXXXX9236             903                 ITF LXS 2006-2N 1/31/06             $149,179.56
 1006749541          9541         XXXXXX9541             903                 ITF LXS 2006-2N 1/31/06             $134,369.22
 1006750127          0127         XXXXXX0127             903                 ITF LXS 2006-2N 1/31/06             $226,601.84
 1006750309          0309         XXXXXX0309             903                 ITF LXS 2006-2N 1/31/06             $431,926.65
 1006750358          0358         XXXXXX0358             903                 ITF LXS 2006-2N 1/31/06             $419,791.85
 1006750457          0457         XXXXXX0457             903                 ITF LXS 2006-2N 1/31/06             $224,171.20
 1006750465          0465         XXXXXX0465             903                 ITF LXS 2006-2N 1/31/06             $315,773.89
 1006750648          0648         XXXXXX0648             903                 ITF LXS 2006-2N 1/31/06             $285,919.87
 1006750762          0762         XXXXXX0762             903                 ITF LXS 2006-2N 1/31/06             $362,461.18
 1006750788          0788         XXXXXX0788             903                 ITF LXS 2006-2N 1/31/06             $344,703.57
 1006750796          0796         XXXXXX0796             903                 ITF LXS 2006-2N 1/31/06             $304,693.48
 1006750887          0887         XXXXXX0887             903                 ITF LXS 2006-2N 1/31/06             $280,662.05
 1006751067          1067         XXXXXX1067             903                 ITF LXS 2006-2N 1/31/06             $247,267.66
 1006751083          1083         XXXXXX1083             903                 ITF LXS 2006-2N 1/31/06             $255,012.18
 1006751166          1166         XXXXXX1166             903                 ITF LXS 2006-2N 1/31/06             $306,960.45
 1006751190          1190         XXXXXX1190             903                 ITF LXS 2006-2N 1/31/06             $547,000.38
 1006751208          1208         XXXXXX1208             903                 ITF LXS 2006-2N 1/31/06                $0.00
 1006751398          1398         XXXXXX1398             903                 ITF LXS 2006-2N 1/31/06             $478,051.96
 1006751463          1463         XXXXXX1463             903                 ITF LXS 2006-2N 1/31/06             $152,510.91
 1006751513          1513         XXXXXX1513             903                 ITF LXS 2006-2N 1/31/06             $310,653.21
 1006751521          1521         XXXXXX1521             903                 ITF LXS 2006-2N 1/31/06             $334,253.43
 1006751539          1539         XXXXXX1539             903                 ITF LXS 2006-2N 1/31/06             $472,192.82
 1006751547          1547         XXXXXX1547             903                 ITF LXS 2006-2N 1/31/06             $612,243.21
 1006751570          1570         XXXXXX1570             903                 ITF LXS 2006-2N 1/31/06             $516,588.46
 1006751752          1752         XXXXXX1752             903                 ITF LXS 2006-2N 1/31/06             $347,166.80
 1006751760          1760         XXXXXX1760             903                 ITF LXS 2006-2N 1/31/06             $672,949.28
 1006752024          2024         XXXXXX2024             903                 ITF LXS 2006-2N 1/31/06             $148,777.98
 1006752495          2495         XXXXXX2495             903                 ITF LXS 2006-2N 1/31/06             $271,729.49
 1006752552          2552         XXXXXX2552             903                 ITF LXS 2006-2N 1/31/06             $623,868.39
 1006752685          2685         XXXXXX2685             903                 ITF LXS 2006-2N 1/31/06             $320,685.15
 1006752750          2750         XXXXXX2750             903                 ITF LXS 2006-2N 1/31/06             $431,593.94
 1006752784          2784         XXXXXX2784             903                 ITF LXS 2006-2N 1/31/06             $343,088.10
 1006752792          2792         XXXXXX2792             903                 ITF LXS 2006-2N 1/31/06             $381,062.25
 1006752966          2966         XXXXXX2966             903                 ITF LXS 2006-2N 1/31/06             $288,335.70
 1006752982          2982         XXXXXX2982             903                 ITF LXS 2006-2N 1/31/06             $607,334.95
 1006753022          3022         XXXXXX3022             903                 ITF LXS 2006-2N 1/31/06             $421,278.97
 1006753105          3105         XXXXXX3105             903                 ITF LXS 2006-2N 1/31/06             $336,496.35
 1006753162          3162         XXXXXX3162             903                 ITF LXS 2006-2N 1/31/06             $386,920.68
 1006753501          3501         XXXXXX3501             903                 ITF LXS 2006-2N 1/31/06             $409,669.76
 1006753717          3717         XXXXXX3717             903                 ITF LXS 2006-2N 1/31/06             $368,750.14
 1006753782          3782         XXXXXX3782             903                 ITF LXS 2006-2N 1/31/06             $490,664.81
 1006753998          3998         XXXXXX3998             903                 ITF LXS 2006-2N 1/31/06             $478,119.36
 1006754046          4046         XXXXXX4046             903                 ITF LXS 2006-2N 1/31/06             $204,848.55
 1006754087          4087         XXXXXX4087             903                 ITF LXS 2006-2N 1/31/06             $315,972.43
 1006754137          4137         XXXXXX4137             903                 ITF LXS 2006-2N 1/31/06             $625,471.72
 1006754186          4186         XXXXXX4186             903                 ITF LXS 2006-2N 1/31/06             $341,455.71
 1006754418          4418         XXXXXX4418             903                 ITF LXS 2006-2N 1/31/06             $331,280.07
 1006754426          4426         XXXXXX4426             903                 ITF LXS 2006-2N 1/31/06             $224,481.07
 1006754442          4442         XXXXXX4442             903                 ITF LXS 2006-2N 1/31/06             $361,588.13
 1006754491          4491         XXXXXX4491             903                 ITF LXS 2006-2N 1/31/06             $354,660.06
 1006754509          4509         XXXXXX4509             903                 ITF LXS 2006-2N 1/31/06             $565,710.72
 1006754517          4517         XXXXXX4517             903                 ITF LXS 2006-2N 1/31/06                $0.00
 1006754525          4525         XXXXXX4525             903                 ITF LXS 2006-2N 1/31/06             $187,465.86
 1006754905          4905         XXXXXX4905             903                 ITF LXS 2006-2N 1/31/06             $512,604.16
 1006754939          4939         XXXXXX4939             903                 ITF LXS 2006-2N 1/31/06             $310,032.24
 1006755050          5050         XXXXXX5050             903                 ITF LXS 2006-2N 1/31/06             $273,507.85
 1006755233          5233         XXXXXX5233             903                 ITF LXS 2006-2N 1/31/06             $514,030.77
 1006755282          5282         XXXXXX5282             903                 ITF LXS 2006-2N 1/31/06             $154,949.24
 1006755316          5316         XXXXXX5316             903                 ITF LXS 2006-2N 1/31/06             $272,262.80
 1006755399          5399         XXXXXX5399             903                 ITF LXS 2006-2N 1/31/06             $215,530.61
 1006755431          5431         XXXXXX5431             903                 ITF LXS 2006-2N 1/31/06             $276,275.79
 1006755480          5480         XXXXXX5480             903                 ITF LXS 2006-2N 1/31/06             $256,103.56
 1006755498          5498         XXXXXX5498             903                 ITF LXS 2006-2N 1/31/06             $216,418.68
 1006755670          5670         XXXXXX5670             903                 ITF LXS 2006-2N 1/31/06             $176,164.17
 1006755928          5928         XXXXXX5928             903                 ITF LXS 2006-2N 1/31/06             $247,733.07
 1006755993          5993         XXXXXX5993             903                 ITF LXS 2006-2N 1/31/06             $510,078.79
 1006756157          6157         XXXXXX6157             903                 ITF LXS 2006-2N 1/31/06             $223,953.44
 1006756165          6165         XXXXXX6165             903                 ITF LXS 2006-2N 1/31/06             $643,015.18
 1006756363          6363         XXXXXX6363             903                 ITF LXS 2006-2N 1/31/06             $100,868.75
 1006756686          6686         XXXXXX6686             903                 ITF LXS 2006-2N 1/31/06             $322,144.84
 1006756892          6892         XXXXXX6892             903                 ITF LXS 2006-2N 1/31/06             $251,103.18
 1006756918          6918         XXXXXX6918             903                 ITF LXS 2006-2N 1/31/06             $213,402.65
 1006756934          6934         XXXXXX6934             903                 ITF LXS 2006-2N 1/31/06             $380,615.41
 1006757221          7221         XXXXXX7221             903                 ITF LXS 2006-2N 1/31/06             $133,454.63
 1006757395          7395         XXXXXX7395             903                 ITF LXS 2006-2N 1/31/06             $290,154.96
 1006757429          7429         XXXXXX7429             903                 ITF LXS 2006-2N 1/31/06             $497,241.79
 1006757437          7437         XXXXXX7437             903                 ITF LXS 2006-2N 1/31/06             $229,963.39
 1006757726          7726         XXXXXX7726             903                 ITF LXS 2006-2N 1/31/06             $441,889.18
 1006757841          7841         XXXXXX7841             903                 ITF LXS 2006-2N 1/31/06             $771,051.50
 1006757874          7874         XXXXXX7874             903                 ITF LXS 2006-2N 1/31/06             $595,024.09
 1006757965          7965         XXXXXX7965             903                 ITF LXS 2006-2N 1/31/06             $261,386.18
 1006757981          7981         XXXXXX7981             903                 ITF LXS 2006-2N 1/31/06             $248,609.56
 1006758013          8013         XXXXXX8013             903                 ITF LXS 2006-2N 1/31/06             $299,830.30
 1006758302          8302         XXXXXX8302             903                 ITF LXS 2006-2N 1/31/06             $303,017.86
 1006758328          8328         XXXXXX8328             903                 ITF LXS 2006-2N 1/31/06             $350,924.27
 1006758450          8450         XXXXXX8450             903                 ITF LXS 2006-2N 1/31/06             $270,751.37
 1006758591          8591         XXXXXX8591             903                 ITF LXS 2006-2N 1/31/06             $206,104.02
 1006758898          8898         XXXXXX8898             903                 ITF LXS 2006-2N 1/31/06             $263,622.76
 1006759086          9086         XXXXXX9086             903                 ITF LXS 2006-2N 1/31/06             $502,914.89
 1006759136          9136         XXXXXX9136             903                 ITF LXS 2006-2N 1/31/06             $383,664.96
 1006759219          9219         XXXXXX9219             903                 ITF LXS 2006-2N 1/31/06                $0.00
 1006759227          9227         XXXXXX9227             903                 ITF LXS 2006-2N 1/31/06             $166,312.03
 1006759243          9243         XXXXXX9243             903                 ITF LXS 2006-2N 1/31/06             $667,216.56
 1006759359          9359         XXXXXX9359             903                 ITF LXS 2006-2N 1/31/06             $174,779.48
 1006759573          9573         XXXXXX9573             903                 ITF LXS 2006-2N 1/31/06             $451,568.88
 1006759680          9680         XXXXXX9680             903                 ITF LXS 2006-2N 1/31/06             $229,752.10
 1006759789          9789         XXXXXX9789             903                 ITF LXS 2006-2N 1/31/06             $449,132.57
 1006760134          0134         XXXXXX0134             903                 ITF LXS 2006-2N 1/31/06             $336,217.12
 1006760209          0209         XXXXXX0209             903                 ITF LXS 2006-2N 1/31/06             $283,846.78
 1006760316          0316         XXXXXX0316             903                 ITF LXS 2006-2N 1/31/06             $239,484.06
 1006760340          0340         XXXXXX0340             903                 ITF LXS 2006-2N 1/31/06             $475,381.36
 1006760647          0647         XXXXXX0647             903                 ITF LXS 2006-2N 1/31/06             $641,863.50
 1006761017          1017         XXXXXX1017             903                 ITF LXS 2006-2N 1/31/06             $355,379.83
 1006761165          1165         XXXXXX1165             903                 ITF LXS 2006-2N 1/31/06             $203,871.50
 1006761389          1389         XXXXXX1389             903                 ITF LXS 2006-2N 1/31/06             $147,561.98
 1006762122          2122         XXXXXX2122             903                 ITF LXS 2006-2N 1/31/06             $258,047.43
 1006762338          2338         XXXXXX2338             903                 ITF LXS 2006-2N 1/31/06                $0.00
 1006762361          2361         XXXXXX2361             903                 ITF LXS 2006-2N 1/31/06             $471,679.04
 1006762536          2536         XXXXXX2536             903                 ITF LXS 2006-2N 1/31/06             $256,170.70
 1006762544          2544         XXXXXX2544             903                 ITF LXS 2006-2N 1/31/06             $540,870.81
 1006762569          2569         XXXXXX2569             903                 ITF LXS 2006-2N 1/31/06             $352,869.97
 1006762627          2627         XXXXXX2627             903                 ITF LXS 2006-2N 1/31/06             $440,855.59
 1006762643          2643         XXXXXX2643             903                 ITF LXS 2006-2N 1/31/06             $641,264.26
 1006762742          2742         XXXXXX2742             903                 ITF LXS 2006-2N 1/31/06             $174,874.08
 1006762924          2924         XXXXXX2924             903                 ITF LXS 2006-2N 1/31/06             $120,785.26
 1006763195          3195         XXXXXX3195             903                 ITF LXS 2006-2N 1/31/06             $316,968.26
 1006763278          3278         XXXXXX3278             903                 ITF LXS 2006-2N 1/31/06             $240,866.44
 1006763336          3336         XXXXXX3336             903                 ITF LXS 2006-2N 1/31/06             $336,261.53
 1006763518          3518         XXXXXX3518             903                 ITF LXS 2006-2N 1/31/06             $257,607.63
 1006763575          3575         XXXXXX3575             903                 ITF LXS 2006-2N 1/31/06             $509,104.96
 1006763724          3724         XXXXXX3724             903                 ITF LXS 2006-2N 1/31/06             $169,804.67
 1006763765          3765         XXXXXX3765             903                 ITF LXS 2006-2N 1/31/06             $286,549.97
 1006763781          3781         XXXXXX3781             903                 ITF LXS 2006-2N 1/31/06             $264,168.18
 1006763823          3823         XXXXXX3823             903                 ITF LXS 2006-2N 1/31/06             $220,898.92
 1006763856          3856         XXXXXX3856             903                 ITF LXS 2006-2N 1/31/06             $285,904.48
 1006763864          3864         XXXXXX3864             903                 ITF LXS 2006-2N 1/31/06             $439,186.36
 1006764037          4037         XXXXXX4037             903                 ITF LXS 2006-2N 1/31/06             $224,068.55
 1006764094          4094         XXXXXX4094             903                 ITF LXS 2006-2N 1/31/06                $0.00
 1006764169          4169         XXXXXX4169             903                 ITF LXS 2006-2N 1/31/06             $183,254.75
 1006764227          4227         XXXXXX4227             903                 ITF LXS 2006-2N 1/31/06             $250,892.46
 1006764300          4300         XXXXXX4300             903                 ITF LXS 2006-2N 1/31/06             $166,130.32
 1006764359          4359         XXXXXX4359             903                 ITF LXS 2006-2N 1/31/06             $411,054.12
 1006764524          4524         XXXXXX4524             903                 ITF LXS 2006-2N 1/31/06             $351,535.21
 1006764599          4599         XXXXXX4599             903                 ITF LXS 2006-2N 1/31/06             $235,262.78
 1006764870          4870         XXXXXX4870             903                 ITF LXS 2006-2N 1/31/06             $253,903.98
 1006764961          4961         XXXXXX4961             903                 ITF LXS 2006-2N 1/31/06             $419,600.60
 1006764979          4979         XXXXXX4979             903                 ITF LXS 2006-2N 1/31/06             $327,330.31
 1006765026          5026         XXXXXX5026             903                 ITF LXS 2006-2N 1/31/06             $286,768.91
 1006765117          5117         XXXXXX5117             903                 ITF LXS 2006-2N 1/31/06             $205,300.54
 1006765208          5208         XXXXXX5208             903                 ITF LXS 2006-2N 1/31/06             $412,336.72
 1006765265          5265         XXXXXX5265             903                 ITF LXS 2006-2N 1/31/06             $220,270.42
 1006765406          5406         XXXXXX5406             903                 ITF LXS 2006-2N 1/31/06             $354,637.40
 1006765497          5497         XXXXXX5497             903                 ITF LXS 2006-2N 1/31/06             $361,167.86
 1006765711          5711         XXXXXX5711             903                 ITF LXS 2006-2N 1/31/06             $215,313.07
 1006765943          5943         XXXXXX5943             903                 ITF LXS 2006-2N 1/31/06             $300,083.10
 1006766008          6008         XXXXXX6008             903                 ITF LXS 2006-2N 1/31/06             $358,120.52
 1006766123          6123         XXXXXX6123             903                 ITF LXS 2006-2N 1/31/06             $282,910.73
 1006766214          6214         XXXXXX6214             903                 ITF LXS 2006-2N 1/31/06             $185,633.28
 1006766222          6222         XXXXXX6222             903                 ITF LXS 2006-2N 1/31/06             $509,685.06
 1006766685          6685         XXXXXX6685             903                 ITF LXS 2006-2N 1/31/06             $331,868.84
 1006766941          6941         XXXXXX6941             903                 ITF LXS 2006-2N 1/31/06             $455,404.78
 1006767022          7022         XXXXXX7022             903                 ITF LXS 2006-2N 1/31/06             $572,323.97
 1006767048          7048         XXXXXX7048             903                 ITF LXS 2006-2N 1/31/06             $240,988.73
 1006767055          7055         XXXXXX7055             903                 ITF LXS 2006-2N 1/31/06             $426,710.22
 1006767279          7279         XXXXXX7279             903                 ITF LXS 2006-2N 1/31/06             $307,964.45
 1006767311          7311         XXXXXX7311             903                 ITF LXS 2006-2N 1/31/06             $308,507.10
 1006767337          7337         XXXXXX7337             903                 ITF LXS 2006-2N 1/31/06             $464,734.63
 1006767410          7410         XXXXXX7410             903                 ITF LXS 2006-2N 1/31/06             $298,450.84
 1006767493          7493         XXXXXX7493             903                 ITF LXS 2006-2N 1/31/06             $501,697.51
 1006767600          7600         XXXXXX7600             903                 ITF LXS 2006-2N 1/31/06             $465,455.72
 1006767618          7618         XXXXXX7618             903                 ITF LXS 2006-2N 1/31/06             $179,028.89
 1006767659          7659         XXXXXX7659             903                 ITF LXS 2006-2N 1/31/06             $157,860.12
 1006767717          7717         XXXXXX7717             903                 ITF LXS 2006-2N 1/31/06             $210,324.26
 1006767774          7774         XXXXXX7774             903                 ITF LXS 2006-2N 1/31/06             $280,163.53
 1006767832          7832         XXXXXX7832             903                 ITF LXS 2006-2N 1/31/06             $888,305.57
 1006767857          7857         XXXXXX7857             903                 ITF LXS 2006-2N 1/31/06             $345,285.42
 1006767865          7865         XXXXXX7865             903                 ITF LXS 2006-2N 1/31/06             $369,459.08
 1006768160          8160         XXXXXX8160             903                 ITF LXS 2006-2N 1/31/06             $248,283.99
 1006768194          8194         XXXXXX8194             903                 ITF LXS 2006-2N 1/31/06             $224,755.96
 1006768236          8236         XXXXXX8236             903                 ITF LXS 2006-2N 1/31/06             $155,608.90
 1006768277          8277         XXXXXX8277             903                 ITF LXS 2006-2N 1/31/06             $261,112.61
 1006768319          8319         XXXXXX8319             903                 ITF LXS 2006-2N 1/31/06             $205,919.25
 1006768426          8426         XXXXXX8426             903                 ITF LXS 2006-2N 1/31/06             $208,302.14
 1006768541          8541         XXXXXX8541             903                 ITF LXS 2006-2N 1/31/06             $178,749.77
 1006768699          8699         XXXXXX8699             903                 ITF LXS 2006-2N 1/31/06             $248,254.42
 1006768764          8764         XXXXXX8764             903                 ITF LXS 2006-2N 1/31/06             $554,572.37
 1006769010          9010         XXXXXX9010             903                 ITF LXS 2006-2N 1/31/06             $253,954.30
 1006769085          9085         XXXXXX9085             903                 ITF LXS 2006-2N 1/31/06             $113,405.17
 1006769218          9218         XXXXXX9218             903                 ITF LXS 2006-2N 1/31/06             $515,450.41
 1006769440          9440         XXXXXX9440             903                 ITF LXS 2006-2N 1/31/06             $179,030.74
 1006769499          9499         XXXXXX9499             903                 ITF LXS 2006-2N 1/31/06             $310,610.29
 1006769564          9564         XXXXXX9564             903                 ITF LXS 2006-2N 1/31/06             $236,508.82
 1006769622          9622         XXXXXX9622             903                 ITF LXS 2006-2N 1/31/06             $245,810.36
 1006769671          9671         XXXXXX9671             903                 ITF LXS 2006-2N 1/31/06                $0.00
 1006769697          9697         XXXXXX9697             903                 ITF LXS 2006-2N 1/31/06             $226,973.55
 1006769705          9705         XXXXXX9705             903                 ITF LXS 2006-2N 1/31/06             $410,437.57
 1006769960          9960         XXXXXX9960             903                 ITF LXS 2006-2N 1/31/06             $254,577.52
 1006770075          0075         XXXXXX0075             903                 ITF LXS 2006-2N 1/31/06             $120,331.76
 1006770174          0174         XXXXXX0174             903                 ITF LXS 2006-2N 1/31/06             $201,816.93
 1006770281          0281         XXXXXX0281             903                 ITF LXS 2006-2N 1/31/06             $231,139.69
 1006770315          0315         XXXXXX0315             903                 ITF LXS 2006-2N 1/31/06             $309,231.04
 1006770430          0430         XXXXXX0430             903                 ITF LXS 2006-2N 1/31/06             $239,848.16
 1006770695          0695         XXXXXX0695             903                 ITF LXS 2006-2N 1/31/06             $224,938.60
 1006770752          0752         XXXXXX0752             903                 ITF LXS 2006-2N 1/31/06             $307,372.71
 1006770802          0802         XXXXXX0802             903                 ITF LXS 2006-2N 1/31/06             $205,566.13
 1006770844          0844         XXXXXX0844             903                 ITF LXS 2006-2N 1/31/06             $394,063.92
 1006770935          0935         XXXXXX0935             903                 ITF LXS 2006-2N 1/31/06             $357,542.23
 1006771057          1057         XXXXXX1057             903                 ITF LXS 2006-2N 1/31/06             $270,690.21
 1006771289          1289         XXXXXX1289             903                 ITF LXS 2006-2N 1/31/06             $384,551.70
 1006771446          1446         XXXXXX1446             903                 ITF LXS 2006-2N 1/31/06             $287,512.01
 1006771594          1594         XXXXXX1594             903                 ITF LXS 2006-2N 1/31/06                $0.00
 1006771834          1834         XXXXXX1834             903                 ITF LXS 2006-2N 1/31/06             $274,768.04
 1006771842          1842         XXXXXX1842             903                 ITF LXS 2006-2N 1/31/06                $0.00
 1006772105          2105         XXXXXX2105             903                 ITF LXS 2006-2N 1/31/06             $573,460.86
 1006772139          2139         XXXXXX2139             903                 ITF LXS 2006-2N 1/31/06             $255,584.20
 1006772477          2477         XXXXXX2477             903                 ITF LXS 2006-2N 1/31/06             $278,636.06
 1006772485          2485         XXXXXX2485             903                 ITF LXS 2006-2N 1/31/06             $454,158.38
 1006772527          2527         XXXXXX2527             903                 ITF LXS 2006-2N 1/31/06             $445,813.62
 1006772550          2550         XXXXXX2550             903                 ITF LXS 2006-2N 1/31/06             $255,283.72
 1006772592          2592         XXXXXX2592             903                 ITF LXS 2006-2N 1/31/06             $333,073.37
 1006773145          3145         XXXXXX3145             903                 ITF LXS 2006-2N 1/31/06             $558,939.42
 1006773251          3251         XXXXXX3251             903                 ITF LXS 2006-2N 1/31/06             $209,071.73
 1006773319          3319         XXXXXX3319             903                 ITF LXS 2006-2N 1/31/06             $302,586.06
 1006773715          3715         XXXXXX3715             903                 ITF LXS 2006-2N 1/31/06             $147,590.30
 1006773749          3749         XXXXXX3749             903                 ITF LXS 2006-2N 1/31/06             $245,405.56
 1006773756          3756         XXXXXX3756             903                 ITF LXS 2006-2N 1/31/06             $393,642.14
 1006773822          3822         XXXXXX3822             903                 ITF LXS 2006-2N 1/31/06             $230,532.10
 1006773855          3855         XXXXXX3855             903                 ITF LXS 2006-2N 1/31/06             $362,530.45
 1006774135          4135         XXXXXX4135             903                 ITF LXS 2006-2N 1/31/06                $0.00
 1006774432          4432         XXXXXX4432             903                 ITF LXS 2006-2N 1/31/06             $246,706.99
 1006774507          4507         XXXXXX4507             903                 ITF LXS 2006-2N 1/31/06             $133,615.58
 1006774614          4614         XXXXXX4614             903                 ITF LXS 2006-2N 1/31/06             $284,754.14
 1006774630          4630         XXXXXX4630             903                 ITF LXS 2006-2N 1/31/06             $133,615.58
 1006774721          4721         XXXXXX4721             903                 ITF LXS 2006-2N 1/31/06             $279,378.01
 1006775199          5199         XXXXXX5199             903                 ITF LXS 2006-2N 1/31/06             $180,839.74
 1006775256          5256         XXXXXX5256             903                 ITF LXS 2006-2N 1/31/06             $266,510.11
 1006775868          5868         XXXXXX5868             903                 ITF LXS 2006-2N 1/31/06             $210,913.19
 1006775884          5884         XXXXXX5884             903                 ITF LXS 2006-2N 1/31/06             $129,092.46
 1006775942          5942         XXXXXX5942             903                 ITF LXS 2006-2N 1/31/06             $407,149.10
 1006776080          6080         XXXXXX6080             903                 ITF LXS 2006-2N 1/31/06             $375,753.00
 1006776114          6114         XXXXXX6114             903                 ITF LXS 2006-2N 1/31/06             $461,305.32
 1006776122          6122         XXXXXX6122             903                 ITF LXS 2006-2N 1/31/06                $0.00
 1006776213          6213         XXXXXX6213             903                 ITF LXS 2006-2N 1/31/06             $123,004.67
 1006776247          6247         XXXXXX6247             903                 ITF LXS 2006-2N 1/31/06             $288,210.25
 1006776270          6270         XXXXXX6270             903                 ITF LXS 2006-2N 1/31/06                $0.00
 1006776296          6296         XXXXXX6296             903                 ITF LXS 2006-2N 1/31/06             $223,477.63
 1006776544          6544         XXXXXX6544             903                 ITF LXS 2006-2N 1/31/06             $360,304.65
 1006776551          6551         XXXXXX6551             903                 ITF LXS 2006-2N 1/31/06                $0.00
 1006776635          6635         XXXXXX6635             903                 ITF LXS 2006-2N 1/31/06             $583,979.35
 1006776841          6841         XXXXXX6841             903                 ITF LXS 2006-2N 1/31/06              $95,131.47
 1006776866          6866         XXXXXX6866             903                 ITF LXS 2006-2N 1/31/06             $318,405.73
 1006776957          6957         XXXXXX6957             903                 ITF LXS 2006-2N 1/31/06             $160,941.53
 1006776973          6973         XXXXXX6973             903                 ITF LXS 2006-2N 1/31/06             $325,199.39
 1006777039          7039         XXXXXX7039             903                 ITF LXS 2006-2N 1/31/06             $157,558.02
 1006777047          7047         XXXXXX7047             903                 ITF LXS 2006-2N 1/31/06             $472,358.33
 1006777377          7377         XXXXXX7377             903                 ITF LXS 2006-2N 1/31/06             $200,115.43
 1006777757          7757         XXXXXX7757             903                 ITF LXS 2006-2N 1/31/06                $0.00
 1006777773          7773         XXXXXX7773             903                 ITF LXS 2006-2N 1/31/06             $299,102.38
 1006778011          8011         XXXXXX8011             903                 ITF LXS 2006-2N 1/31/06             $192,308.22
 1006778102          8102         XXXXXX8102             903                 ITF LXS 2006-2N 1/31/06             $330,086.47
 1006778177          8177         XXXXXX8177             903                 ITF LXS 2006-2N 1/31/06             $246,972.79
 1006778391          8391         XXXXXX8391             903                 ITF LXS 2006-2N 1/31/06             $174,997.38
 1006778425          8425         XXXXXX8425             903                 ITF LXS 2006-2N 1/31/06                $0.00
 1006778458          8458         XXXXXX8458             903                 ITF LXS 2006-2N 1/31/06             $251,628.12
 1006778565          8565         XXXXXX8565             903                 ITF LXS 2006-2N 1/31/06              $90,605.41
 1006778722          8722         XXXXXX8722             903                 ITF LXS 2006-2N 1/31/06             $297,430.07
 1006778771          8771         XXXXXX8771             903                 ITF LXS 2006-2N 1/31/06             $139,316.77
 1006778805          8805         XXXXXX8805             903                 ITF LXS 2006-2N 1/31/06             $293,033.97
 1006778821          8821         XXXXXX8821             903                 ITF LXS 2006-2N 1/31/06                $0.00
 1006778904          8904         XXXXXX8904             903                 ITF LXS 2006-2N 1/31/06             $107,222.24
 1006779019          9019         XXXXXX9019             903                 ITF LXS 2006-2N 1/31/06                $0.00
 1006779076          9076         XXXXXX9076             903                 ITF LXS 2006-2N 1/31/06             $353,363.28
 1006779324          9324         XXXXXX9324             903                 ITF LXS 2006-2N 1/31/06             $162,363.61
 1006779514          9514         XXXXXX9514             903                 ITF LXS 2006-2N 1/31/06             $196,323.66
 1006779530          9530         XXXXXX9530             903                 ITF LXS 2006-2N 1/31/06             $452,854.09
 1006779548          9548         XXXXXX9548             903                 ITF LXS 2006-2N 1/31/06             $354,206.71
 1006779589          9589         XXXXXX9589             903                 ITF LXS 2006-2N 1/31/06             $521,182.73
 1006779746          9746         XXXXXX9746             903                 ITF LXS 2006-2N 1/31/06             $164,940.81
 1006779985          9985         XXXXXX9985             903                 ITF LXS 2006-2N 1/31/06             $154,261.03
 1006780025          0025         XXXXXX0025             903                 ITF LXS 2006-2N 1/31/06             $165,001.69
 1006780108          0108         XXXXXX0108             903                 ITF LXS 2006-2N 1/31/06             $544,084.23
 1006780173          0173         XXXXXX0173             903                 ITF LXS 2006-2N 1/31/06             $230,925.63
 1006780199          0199         XXXXXX0199             903                 ITF LXS 2006-2N 1/31/06             $351,921.41
 1006780314          0314         XXXXXX0314             903                 ITF LXS 2006-2N 1/31/06                $0.00
 1006780520          0520         XXXXXX0520             903                 ITF LXS 2006-2N 1/31/06             $450,458.44
 1006780553          0553         XXXXXX0553             903                 ITF LXS 2006-2N 1/31/06             $250,249.99
 1006780694          0694         XXXXXX0694             903                 ITF LXS 2006-2N 1/31/06             $179,211.63
 1006780702          0702         XXXXXX0702             903                 ITF LXS 2006-2N 1/31/06             $462,620.63
 1006780868          0868         XXXXXX0868             903                 ITF LXS 2006-2N 1/31/06              $52,500.24
 1006780876          0876         XXXXXX0876             903                 ITF LXS 2006-2N 1/31/06             $169,631.30
 1006780934          0934         XXXXXX0934             903                 ITF LXS 2006-2N 1/31/06                $0.00
 1006781171          1171         XXXXXX1171             903                 ITF LXS 2006-2N 1/31/06             $298,880.60
 1006781288          1288         XXXXXX1288             903                 ITF LXS 2006-2N 1/31/06             $293,627.29
 1006781411          1411         XXXXXX1411             903                 ITF LXS 2006-2N 1/31/06             $123,255.21
 1006781510          1510         XXXXXX1510             903                 ITF LXS 2006-2N 1/31/06             $215,600.01
 1006781585          1585         XXXXXX1585             903                 ITF LXS 2006-2N 1/31/06             $193,262.43
 1006781700          1700         XXXXXX1700             903                 ITF LXS 2006-2N 1/31/06             $347,188.27
 1006781718          1718         XXXXXX1718             903                 ITF LXS 2006-2N 1/31/06             $307,819.76
 1006781957          1957         XXXXXX1957             903                 ITF LXS 2006-2N 1/31/06             $333,557.81
 1006781965          1965         XXXXXX1965             903                 ITF LXS 2006-2N 1/31/06             $416,298.14
 1006782179          2179         XXXXXX2179             903                 ITF LXS 2006-2N 1/31/06             $359,369.21
 1006782856          2856         XXXXXX2856             903                 ITF LXS 2006-2N 1/31/06             $285,613.87
 1006782898          2898         XXXXXX2898             903                 ITF LXS 2006-2N 1/31/06             $342,548.05
 1006782906          2906         XXXXXX2906             903                 ITF LXS 2006-2N 1/31/06             $298,969.62
 1006783128          3128         XXXXXX3128             903                 ITF LXS 2006-2N 1/31/06                $0.00
 1006784019          4019         XXXXXX4019             903                 ITF LXS 2006-2N 1/31/06             $399,100.25
 1006784043          4043         XXXXXX4043             903                 ITF LXS 2006-2N 1/31/06             $307,456.41
 1006784092          4092         XXXXXX4092             903                 ITF LXS 2006-2N 1/31/06             $322,272.22
 1006784357          4357         XXXXXX4357             903                 ITF LXS 2006-2N 1/31/06             $240,341.47
 1006784365          4365         XXXXXX4365             903                 ITF LXS 2006-2N 1/31/06             $280,191.63
 1006784373          4373         XXXXXX4373             903                 ITF LXS 2006-2N 1/31/06                $0.00
 1006784621          4621         XXXXXX4621             903                 ITF LXS 2006-2N 1/31/06             $319,127.55
 1006784670          4670         XXXXXX4670             903                 ITF LXS 2006-2N 1/31/06             $245,876.34
 1006784795          4795         XXXXXX4795             903                 ITF LXS 2006-2N 1/31/06             $237,723.42
 1006784860          4860         XXXXXX4860             903                 ITF LXS 2006-2N 1/31/06             $178,417.58
 1006784936          4936         XXXXXX4936             903                 ITF LXS 2006-2N 1/31/06                $0.00
 1006785123          5123         XXXXXX5123             903                 ITF LXS 2006-2N 1/31/06                $0.00
 1006785156          5156         XXXXXX5156             903                 ITF LXS 2006-2N 1/31/06             $446,181.73
 1006785214          5214         XXXXXX5214             903                 ITF LXS 2006-2N 1/31/06             $158,347.91
 1006785677          5677         XXXXXX5677             903                 ITF LXS 2006-2N 1/31/06             $516,249.30
 1006786352          6352         XXXXXX6352             903                 ITF LXS 2006-2N 1/31/06             $374,530.09
 1006786485          6485         XXXXXX6485             903                 ITF LXS 2006-2N 1/31/06             $300,256.34
 1006786600          6600         XXXXXX6600             903                 ITF LXS 2006-2N 1/31/06             $192,352.63
 1006786683          6683         XXXXXX6683             903                 ITF LXS 2006-2N 1/31/06             $165,857.82
 1006786733          6733         XXXXXX6733             903                 ITF LXS 2006-2N 1/31/06             $320,231.98
 1006786808          6808         XXXXXX6808             903                 ITF LXS 2006-2N 1/31/06             $158,596.19
 1006786816          6816         XXXXXX6816             903                 ITF LXS 2006-2N 1/31/06             $380,866.82
 1006786873          6873         XXXXXX6873             903                 ITF LXS 2006-2N 1/31/06             $414,792.51
 1006787103          7103         XXXXXX7103             903                 ITF LXS 2006-2N 1/31/06             $374,044.10
 1006787111          7111         XXXXXX7111             903                 ITF LXS 2006-2N 1/31/06             $147,465.61
 1006787228          7228         XXXXXX7228             903                 ITF LXS 2006-2N 1/31/06             $152,285.76
 1006787350          7350         XXXXXX7350             903                 ITF LXS 2006-2N 1/31/06             $449,687.31
 1006787426          7426         XXXXXX7426             903                 ITF LXS 2006-2N 1/31/06             $383,807.83
 1006787574          7574         XXXXXX7574             903                 ITF LXS 2006-2N 1/31/06             $244,928.33
 1006787673          7673         XXXXXX7673             903                 ITF LXS 2006-2N 1/31/06             $457,893.26
 1006787699          7699         XXXXXX7699             903                 ITF LXS 2006-2N 1/31/06                $0.00
 1006787806          7806         XXXXXX7806             903                 ITF LXS 2006-2N 1/31/06             $269,555.42
 1006787855          7855         XXXXXX7855             903                 ITF LXS 2006-2N 1/31/06             $125,857.15
 1006788309          8309         XXXXXX8309             903                 ITF LXS 2006-2N 1/31/06             $236,440.77
 1006788325          8325         XXXXXX8325             903                 ITF LXS 2006-2N 1/31/06                $0.00
 1006788499          8499         XXXXXX8499             903                 ITF LXS 2006-2N 1/31/06             $319,292.27
 1006789570          9570         XXXXXX9570             903                 ITF LXS 2006-2N 1/31/06             $487,249.53
 1006789588          9588         XXXXXX9588             903                 ITF LXS 2006-2N 1/31/06             $313,189.96
 1006789596          9596         XXXXXX9596             903                 ITF LXS 2006-2N 1/31/06             $239,491.13
 1006789612          9612         XXXXXX9612             903                 ITF LXS 2006-2N 1/31/06             $343,933.29
 1006789679          9679         XXXXXX9679             903                 ITF LXS 2006-2N 1/31/06             $314,205.60
 1006789687          9687         XXXXXX9687             903                 ITF LXS 2006-2N 1/31/06             $247,048.77
 1006789737          9737         XXXXXX9737             903                 ITF LXS 2006-2N 1/31/06                $0.00
 1006790065          0065         XXXXXX0065             903                 ITF LXS 2006-2N 1/31/06             $261,747.94
 1006790115          0115         XXXXXX0115             903                 ITF LXS 2006-2N 1/31/06             $499,106.62
 1006790180          0180         XXXXXX0180             903                 ITF LXS 2006-2N 1/31/06             $995,070.86
 1006790222          0222         XXXXXX0222             903                 ITF LXS 2006-2N 1/31/06             $917,737.53
 1006790305          0305         XXXXXX0305             903                 ITF LXS 2006-2N 1/31/06             $292,047.91
 1006790446          0446         XXXXXX0446             903                 ITF LXS 2006-2N 1/31/06             $159,718.37
 1006790479          0479         XXXXXX0479             903                 ITF LXS 2006-2N 1/31/06             $379,182.06
 1006790529          0529         XXXXXX0529             903                 ITF LXS 2006-2N 1/31/06             $273,470.95
 1006790578          0578         XXXXXX0578             903                 ITF LXS 2006-2N 1/31/06                $0.00
 1006790586          0586         XXXXXX0586             903                 ITF LXS 2006-2N 1/31/06             $832,796.70
 1006790602          0602         XXXXXX0602             903                 ITF LXS 2006-2N 1/31/06             $136,734.24
 1006790628          0628         XXXXXX0628             903                 ITF LXS 2006-2N 1/31/06             $237,877.25
 1006790719          0719         XXXXXX0719             903                 ITF LXS 2006-2N 1/31/06             $200,293.32
 1006790735          0735         XXXXXX0735             903                 ITF LXS 2006-2N 1/31/06             $453,548.23
 1006790768          0768         XXXXXX0768             903                 ITF LXS 2006-2N 1/31/06             $382,588.47
 1006790867          0867         XXXXXX0867             903                 ITF LXS 2006-2N 1/31/06             $166,896.76
 1006790909          0909         XXXXXX0909             903                 ITF LXS 2006-2N 1/31/06             $271,680.54
 1006790966          0966         XXXXXX0966             903                 ITF LXS 2006-2N 1/31/06             $669,228.20
 1006790974          0974         XXXXXX0974             903                 ITF LXS 2006-2N 1/31/06             $944,277.36
 1006790990          0990         XXXXXX0990             903                 ITF LXS 2006-2N 1/31/06                $0.00
 1006791097          1097         XXXXXX1097             903                 ITF LXS 2006-2N 1/31/06             $373,744.00
 1006791147          1147         XXXXXX1147             903                 ITF LXS 2006-2N 1/31/06             $666,206.21
 1006791337          1337         XXXXXX1337             903                 ITF LXS 2006-2N 1/31/06             $255,628.98
 1006791345          1345         XXXXXX1345             903                 ITF LXS 2006-2N 1/31/06             $685,279.12
 1006791410          1410         XXXXXX1410             903                 ITF LXS 2006-2N 1/31/06             $302,429.97
 1006791493          1493         XXXXXX1493             903                 ITF LXS 2006-2N 1/31/06             $430,437.08
 1006791501          1501         XXXXXX1501             903                 ITF LXS 2006-2N 1/31/06             $234,516.42
 1006791527          1527         XXXXXX1527             903                 ITF LXS 2006-2N 1/31/06             $314,339.61
 1006791550          1550         XXXXXX1550             903                 ITF LXS 2006-2N 1/31/06             $142,314.55
 1006791691          1691         XXXXXX1691             903                 ITF LXS 2006-2N 1/31/06             $221,949.35
 1006791709          1709         XXXXXX1709             903                 ITF LXS 2006-2N 1/31/06             $247,963.25
 1006791758          1758         XXXXXX1758             903                 ITF LXS 2006-2N 1/31/06             $564,055.24
 1006791790          1790         XXXXXX1790             903                 ITF LXS 2006-2N 1/31/06             $434,563.45
 1006791824          1824         XXXXXX1824             903                 ITF LXS 2006-2N 1/31/06                $0.00
 1006791899          1899         XXXXXX1899             903                 ITF LXS 2006-2N 1/31/06             $405,045.37
 1006791956          1956         XXXXXX1956             903                 ITF LXS 2006-2N 1/31/06             $259,258.20
 1006792160          2160         XXXXXX2160             903                 ITF LXS 2006-2N 1/31/06             $170,334.58
 1006792442          2442         XXXXXX2442             903                 ITF LXS 2006-2N 1/31/06             $229,996.34
 1006792541          2541         XXXXXX2541             903                 ITF LXS 2006-2N 1/31/06             $544,096.52
 1006792723          2723         XXXXXX2723             903                 ITF LXS 2006-2N 1/31/06             $209,558.71
 1006793218          3218         XXXXXX3218             903                 ITF LXS 2006-2N 1/31/06             $446,994.39
 1006793382          3382         XXXXXX3382             903                 ITF LXS 2006-2N 1/31/06             $136,219.24
 1006793432          3432         XXXXXX3432             903                 ITF LXS 2006-2N 1/31/06             $192,345.86
 1006793648          3648         XXXXXX3648             903                 ITF LXS 2006-2N 1/31/06                $0.00
 1006793655          3655         XXXXXX3655             903                 ITF LXS 2006-2N 1/31/06             $287,457.59
 1006793838          3838         XXXXXX3838             903                 ITF LXS 2006-2N 1/31/06             $486,196.88
 1006793887          3887         XXXXXX3887             903                 ITF LXS 2006-2N 1/31/06             $207,695.90
 1006794117          4117         XXXXXX4117             903                 ITF LXS 2006-2N 1/31/06             $313,634.12
 1006794331          4331         XXXXXX4331             903                 ITF LXS 2006-2N 1/31/06             $410,861.50
 1006794380          4380         XXXXXX4380             903                 ITF LXS 2006-2N 1/31/06             $123,410.11
 1006794851          4851         XXXXXX4851             903                 ITF LXS 2006-2N 1/31/06             $200,065.06
 1006794976          4976         XXXXXX4976             903                 ITF LXS 2006-2N 1/31/06             $254,183.30
 1006795023          5023         XXXXXX5023             903                 ITF LXS 2006-2N 1/31/06             $402,808.95
 1006795056          5056         XXXXXX5056             903                 ITF LXS 2006-2N 1/31/06             $306,526.57
 1006795122          5122         XXXXXX5122             903                 ITF LXS 2006-2N 1/31/06             $247,868.98
 1006795189          5189         XXXXXX5189             903                 ITF LXS 2006-2N 1/31/06             $354,908.46
 1006795262          5262         XXXXXX5262             903                 ITF LXS 2006-2N 1/31/06             $326,654.11
 1006795684          5684         XXXXXX5684             903                 ITF LXS 2006-2N 1/31/06                $0.00
 1006795791          5791         XXXXXX5791             903                 ITF LXS 2006-2N 1/31/06             $513,816.52
 1006795866          5866         XXXXXX5866             903                 ITF LXS 2006-2N 1/31/06             $205,634.84
 1006795957          5957         XXXXXX5957             903                 ITF LXS 2006-2N 1/31/06             $151,751.61
 1006796047          6047         XXXXXX6047             903                 ITF LXS 2006-2N 1/31/06                $0.00
 1006796146          6146         XXXXXX6146             903                 ITF LXS 2006-2N 1/31/06             $288,413.93
 1006796153          6153         XXXXXX6153             903                 ITF LXS 2006-2N 1/31/06                $0.00
 1006796203          6203         XXXXXX6203             903                 ITF LXS 2006-2N 1/31/06             $158,060.69
 1006796328          6328         XXXXXX6328             903                 ITF LXS 2006-2N 1/31/06             $221,227.78
 1006796419          6419         XXXXXX6419             903                 ITF LXS 2006-2N 1/31/06             $210,611.89
 1006796443          6443         XXXXXX6443             903                 ITF LXS 2006-2N 1/31/06             $228,809.87
 1006797060          7060         XXXXXX7060             903                 ITF LXS 2006-2N 1/31/06             $403,512.88
 1006797110          7110         XXXXXX7110             903                 ITF LXS 2006-2N 1/31/06             $122,169.27
 1006797151          7151         XXXXXX7151             903                 ITF LXS 2006-2N 1/31/06             $298,132.40
 1006797532          7532         XXXXXX7532             903                 ITF LXS 2006-2N 1/31/06             $459,355.95
 1006797649          7649         XXXXXX7649             903                 ITF LXS 2006-2N 1/31/06                $0.00
 1006797995          7995         XXXXXX7995             903                 ITF LXS 2006-2N 1/31/06             $443,648.93
 1006798266          8266         XXXXXX8266             903                 ITF LXS 2006-2N 1/31/06             $322,477.50
 1006798480          8480         XXXXXX8480             903                 ITF LXS 2006-2N 1/31/06             $471,082.60
 1006798712          8712         XXXXXX8712             903                 ITF LXS 2006-2N 1/31/06             $383,100.95
 1006798845          8845         XXXXXX8845             903                 ITF LXS 2006-2N 1/31/06             $306,507.50
 1006799033          9033         XXXXXX9033             903                 ITF LXS 2006-2N 1/31/06             $206,636.08
 1006799090          9090         XXXXXX9090             903                 ITF LXS 2006-2N 1/31/06             $339,719.33
 1006799116          9116         XXXXXX9116             903                 ITF LXS 2006-2N 1/31/06             $287,466.66
 1006799207          9207         XXXXXX9207             903                 ITF LXS 2006-2N 1/31/06             $377,592.08
 1006799249          9249         XXXXXX9249             903                 ITF LXS 2006-2N 1/31/06             $241,565.63
 1006799330          9330         XXXXXX9330             903                 ITF LXS 2006-2N 1/31/06             $204,630.44
 1006799785          9785         XXXXXX9785             903                 ITF LXS 2006-2N 1/31/06             $266,511.84
 1006799892          9892         XXXXXX9892             903                 ITF LXS 2006-2N 1/31/06             $293,420.52
 1006800302          0302         XXXXXX0302             903                 ITF LXS 2006-2N 1/31/06             $328,388.31
 1006800310          0310         XXXXXX0310             903                 ITF LXS 2006-2N 1/31/06             $377,532.47
 1006800401          0401         XXXXXX0401             903                 ITF LXS 2006-2N 1/31/06             $303,378.90
 1006800427          0427         XXXXXX0427             903                 ITF LXS 2006-2N 1/31/06             $386,390.87
 1006800500          0500         XXXXXX0500             903                 ITF LXS 2006-2N 1/31/06             $574,594.05
 1006800690          0690         XXXXXX0690             903                 ITF LXS 2006-2N 1/31/06             $286,132.14
 1006800732          0732         XXXXXX0732             903                 ITF LXS 2006-2N 1/31/06             $340,565.34
 1006801060          1060         XXXXXX1060             903                 ITF LXS 2006-2N 1/31/06             $420,924.60
 1006801102          1102         XXXXXX1102             903                 ITF LXS 2006-2N 1/31/06             $312,772.07
 1006801292          1292         XXXXXX1292             903                 ITF LXS 2006-2N 1/31/06             $355,388.54
 1006801359          1359         XXXXXX1359             903                 ITF LXS 2006-2N 1/31/06             $447,608.53
 1006801656          1656         XXXXXX1656             903                 ITF LXS 2006-2N 1/31/06             $181,254.21
 1006802191          2191         XXXXXX2191             903                 ITF LXS 2006-2N 1/31/06             $307,324.88
 1006802381          2381         XXXXXX2381             903                 ITF LXS 2006-2N 1/31/06             $497,662.63
 1006802464          2464         XXXXXX2464             903                 ITF LXS 2006-2N 1/31/06             $184,145.36
 1006802571          2571         XXXXXX2571             903                 ITF LXS 2006-2N 1/31/06                $0.00
 1006802639          2639         XXXXXX2639             903                 ITF LXS 2006-2N 1/31/06             $344,668.62
 1006802654          2654         XXXXXX2654             903                 ITF LXS 2006-2N 1/31/06             $312,941.08
 1006803058          3058         XXXXXX3058             903                 ITF LXS 2006-2N 1/31/06             $257,844.62
 1006803124          3124         XXXXXX3124             903                 ITF LXS 2006-2N 1/31/06             $108,994.31
 1006803140          3140         XXXXXX3140             903                 ITF LXS 2006-2N 1/31/06             $239,206.38
 1006803207          3207         XXXXXX3207             903                 ITF LXS 2006-2N 1/31/06                $0.00
 1006803488          3488         XXXXXX3488             903                 ITF LXS 2006-2N 1/31/06             $425,349.72
 1006803686          3686         XXXXXX3686             903                 ITF LXS 2006-2N 1/31/06             $229,779.05
 1006803694          3694         XXXXXX3694             903                 ITF LXS 2006-2N 1/31/06             $511,183.50
 1006803744          3744         XXXXXX3744             903                 ITF LXS 2006-2N 1/31/06             $260,998.94
 1006803892          3892         XXXXXX3892             903                 ITF LXS 2006-2N 1/31/06             $355,051.31
 1006804114          4114         XXXXXX4114             903                 ITF LXS 2006-2N 1/31/06             $367,224.97
 1006804205          4205         XXXXXX4205             903                 ITF LXS 2006-2N 1/31/06             $292,629.21
 1006804221          4221         XXXXXX4221             903                 ITF LXS 2006-2N 1/31/06             $542,804.30
 1006804262          4262         XXXXXX4262             903                 ITF LXS 2006-2N 1/31/06             $172,992.24
 1006804627          4627         XXXXXX4627             903                 ITF LXS 2006-2N 1/31/06             $459,857.12
 1006804726          4726         XXXXXX4726             903                 ITF LXS 2006-2N 1/31/06             $288,004.85
 1006804742          4742         XXXXXX4742             903                 ITF LXS 2006-2N 1/31/06             $256,231.10
 1006804817          4817         XXXXXX4817             903                 ITF LXS 2006-2N 1/31/06             $405,571.70
 1006805004          5004         XXXXXX5004             903                 ITF LXS 2006-2N 1/31/06             $231,190.78
 1006805491          5491         XXXXXX5491             903                 ITF LXS 2006-2N 1/31/06                $0.00
 1006805657          5657         XXXXXX5657             903                 ITF LXS 2006-2N 1/31/06             $464,477.57
 1006805780          5780         XXXXXX5780             903                 ITF LXS 2006-2N 1/31/06             $420,965.20
 1006805889          5889         XXXXXX5889             903                 ITF LXS 2006-2N 1/31/06             $127,608.69
 1006805970          5970         XXXXXX5970             903                 ITF LXS 2006-2N 1/31/06             $153,739.81
 1006806119          6119         XXXXXX6119             903                 ITF LXS 2006-2N 1/31/06             $332,873.70
 1006806135          6135         XXXXXX6135             903                 ITF LXS 2006-2N 1/31/06             $409,189.45
 1006806317          6317         XXXXXX6317             903                 ITF LXS 2006-2N 1/31/06             $411,090.44
 1006806382          6382         XXXXXX6382             903                 ITF LXS 2006-2N 1/31/06             $342,239.99
 1006806630          6630         XXXXXX6630             903                 ITF LXS 2006-2N 1/31/06             $247,439.46
 1006806788          6788         XXXXXX6788             903                 ITF LXS 2006-2N 1/31/06             $200,890.10
 1006806796          6796         XXXXXX6796             903                 ITF LXS 2006-2N 1/31/06             $342,272.01
 1006807125          7125         XXXXXX7125             903                 ITF LXS 2006-2N 1/31/06             $319,811.25
 1006807216          7216         XXXXXX7216             903                 ITF LXS 2006-2N 1/31/06             $168,730.28
 1006807315          7315         XXXXXX7315             903                 ITF LXS 2006-2N 1/31/06             $244,511.97
 1006807364          7364         XXXXXX7364             903                 ITF LXS 2006-2N 1/31/06             $315,498.80
 1006807422          7422         XXXXXX7422             903                 ITF LXS 2006-2N 1/31/06             $408,041.34
 1006807489          7489         XXXXXX7489             903                 ITF LXS 2006-2N 1/31/06             $953,688.12
 1006807547          7547         XXXXXX7547             903                 ITF LXS 2006-2N 1/31/06             $576,255.41
 1006807588          7588         XXXXXX7588             903                 ITF LXS 2006-2N 1/31/06              $88,575.37
 1006807646          7646         XXXXXX7646             903                 ITF LXS 2006-2N 1/31/06             $370,104.67
 1006807752          7752         XXXXXX7752             903                 ITF LXS 2006-2N 1/31/06             $282,688.89
 1006807778          7778         XXXXXX7778             903                 ITF LXS 2006-2N 1/31/06                $0.00
 1006807844          7844         XXXXXX7844             903                 ITF LXS 2006-2N 1/31/06             $361,277.33
 1006807976          7976         XXXXXX7976             903                 ITF LXS 2006-2N 1/31/06             $427,743.98
 1006808057          8057         XXXXXX8057             903                 ITF LXS 2006-2N 1/31/06             $327,900.00
 1006808065          8065         XXXXXX8065             903                 ITF LXS 2006-2N 1/31/06             $548,886.36
 1006808172          8172         XXXXXX8172             903                 ITF LXS 2006-2N 1/31/06             $203,277.44
 1006808271          8271         XXXXXX8271             903                 ITF LXS 2006-2N 1/31/06             $264,247.48
 1006808305          8305         XXXXXX8305             903                 ITF LXS 2006-2N 1/31/06             $342,395.95
 1006808347          8347         XXXXXX8347             903                 ITF LXS 2006-2N 1/31/06                $0.00
 1006808586          8586         XXXXXX8586             903                 ITF LXS 2006-2N 1/31/06             $370,885.57
 1006808651          8651         XXXXXX8651             903                 ITF LXS 2006-2N 1/31/06              $99,565.70
 1006808800          8800         XXXXXX8800             903                 ITF LXS 2006-2N 1/31/06             $530,907.51
 1006808818          8818         XXXXXX8818             903                 ITF LXS 2006-2N 1/31/06             $236,959.65
 1006808859          8859         XXXXXX8859             903                 ITF LXS 2006-2N 1/31/06             $538,599.42
 1006808875          8875         XXXXXX8875             903                 ITF LXS 2006-2N 1/31/06             $230,964.78
 1006808891          8891         XXXXXX8891             903                 ITF LXS 2006-2N 1/31/06             $428,420.00
 1006809287          9287         XXXXXX9287             903                 ITF LXS 2006-2N 1/31/06             $181,179.52
 1006809329          9329         XXXXXX9329             903                 ITF LXS 2006-2N 1/31/06             $188,210.19
 1006809725          9725         XXXXXX9725             903                 ITF LXS 2006-2N 1/31/06             $382,374.96
 1006809782          9782         XXXXXX9782             903                 ITF LXS 2006-2N 1/31/06             $175,990.92
 1006809865          9865         XXXXXX9865             903                 ITF LXS 2006-2N 1/31/06             $181,026.82
 1006810418          0418         XXXXXX0418             903                 ITF LXS 2006-2N 1/31/06             $469,751.06
 1006810608          0608         XXXXXX0608             903                 ITF LXS 2006-2N 1/31/06              $99,770.92
 1006810988          0988         XXXXXX0988             903                 ITF LXS 2006-2N 1/31/06             $244,921.20
 1006811630          1630         XXXXXX1630             903                 ITF LXS 2006-2N 1/31/06                $0.00
 1006811697          1697         XXXXXX1697             903                 ITF LXS 2006-2N 1/31/06             $487,689.24
 1006811788          1788         XXXXXX1788             903                 ITF LXS 2006-2N 1/31/06              $99,450.26
 1006811812          1812         XXXXXX1812             903                 ITF LXS 2006-2N 1/31/06             $368,101.50
 1006812117          2117         XXXXXX2117             903                 ITF LXS 2006-2N 1/31/06             $256,622.15
 1006812315          2315         XXXXXX2315             903                 ITF LXS 2006-2N 1/31/06             $276,486.72
 1006812398          2398         XXXXXX2398             903                 ITF LXS 2006-2N 1/31/06             $220,585.48
 1006812414          2414         XXXXXX2414             903                 ITF LXS 2006-2N 1/31/06             $378,293.45
 1006812505          2505         XXXXXX2505             903                 ITF LXS 2006-2N 1/31/06             $383,086.92
 1006812844          2844         XXXXXX2844             903                 ITF LXS 2006-2N 1/31/06             $500,218.87
 1006812992          2992         XXXXXX2992             903                 ITF LXS 2006-2N 1/31/06             $194,839.48
 1006813040          3040         XXXXXX3040             903                 ITF LXS 2006-2N 1/31/06                $0.00
 1006813123          3123         XXXXXX3123             903                 ITF LXS 2006-2N 1/31/06             $403,624.99
 1006813131          3131         XXXXXX3131             903                 ITF LXS 2006-2N 1/31/06             $448,666.61
 1006813321          3321         XXXXXX3321             903                 ITF LXS 2006-2N 1/31/06             $295,399.14
 1006813545          3545         XXXXXX3545             903                 ITF LXS 2006-2N 1/31/06                $0.00
 1006814063          4063         XXXXXX4063             903                 ITF LXS 2006-2N 1/31/06             $348,223.09
 1006814139          4139         XXXXXX4139             903                 ITF LXS 2006-2N 1/31/06             $252,511.19
 1006814428          4428         XXXXXX4428             903                 ITF LXS 2006-2N 1/31/06             $602,605.67
 1006814501          4501         XXXXXX4501             903                 ITF LXS 2006-2N 1/31/06             $130,331.87
 1006814550          4550         XXXXXX4550             903                 ITF LXS 2006-2N 1/31/06             $513,854.66
 1006814634          4634         XXXXXX4634             903                 ITF LXS 2006-2N 1/31/06                $0.00
 1006814824          4824         XXXXXX4824             903                 ITF LXS 2006-2N 1/31/06             $188,426.87
 1006814857          4857         XXXXXX4857             903                 ITF LXS 2006-2N 1/31/06             $426,754.46
 1006814873          4873         XXXXXX4873             903                 ITF LXS 2006-2N 1/31/06             $308,000.03
 1006815011          5011         XXXXXX5011             903                 ITF LXS 2006-2N 1/31/06             $352,310.30
 1006815029          5029         XXXXXX5029             903                 ITF LXS 2006-2N 1/31/06             $412,719.94
 1006815201          5201         XXXXXX5201             903                 ITF LXS 2006-2N 1/31/06             $215,245.32
 1006815243          5243         XXXXXX5243             903                 ITF LXS 2006-2N 1/31/06             $308,842.78
 1006815268          5268         XXXXXX5268             903                 ITF LXS 2006-2N 1/31/06             $692,752.37
 1006815797          5797         XXXXXX5797             903                 ITF LXS 2006-2N 1/31/06             $497,960.55
 1006816043          6043         XXXXXX6043             903                 ITF LXS 2006-2N 1/31/06             $330,114.77
 1006816332          6332         XXXXXX6332             903                 ITF LXS 2006-2N 1/31/06                $0.00
 1006816407          6407         XXXXXX6407             903                 ITF LXS 2006-2N 1/31/06             $268,786.74
 1006816597          6597         XXXXXX6597             903                 ITF LXS 2006-2N 1/31/06             $285,808.47
 1006819997          9997         XXXXXX9997             903                 ITF LXS 2006-2N 1/31/06             $325,826.45
 1006820029          0029         XXXXXX0029             903                 ITF LXS 2006-2N 1/31/06             $419,001.02
 1006820128          0128         XXXXXX0128             903                 ITF LXS 2006-2N 1/31/06             $389,350.43
 1006820219          0219         XXXXXX0219             903                 ITF LXS 2006-2N 1/31/06             $462,195.81
 1006820482          0482         XXXXXX0482             903                 ITF LXS 2006-2N 1/31/06             $494,305.70
 1006821365          1365         XXXXXX1365             903                 ITF LXS 2006-2N 1/31/06             $238,244.61
 1006821373          1373         XXXXXX1373             903                 ITF LXS 2006-2N 1/31/06             $451,644.85
 1006821407          1407         XXXXXX1407             903                 ITF LXS 2006-2N 1/31/06             $508,648.64
 1006821472          1472         XXXXXX1472             903                 ITF LXS 2006-2N 1/31/06             $278,764.99
 1006821498          1498         XXXXXX1498             903                 ITF LXS 2006-2N 1/31/06             $135,687.02
 1006821647          1647         XXXXXX1647             903                 ITF LXS 2006-2N 1/31/06             $377,261.12
 1006821753          1753         XXXXXX1753             903                 ITF LXS 2006-2N 1/31/06             $256,411.29
 1006821761          1761         XXXXXX1761             903                 ITF LXS 2006-2N 1/31/06             $178,524.08
 1006821878          1878         XXXXXX1878             903                 ITF LXS 2006-2N 1/31/06             $249,222.56
 1006822116          2116         XXXXXX2116             903                 ITF LXS 2006-2N 1/31/06             $223,680.86
 1006822215          2215         XXXXXX2215             903                 ITF LXS 2006-2N 1/31/06             $137,048.61
 1006822512          2512         XXXXXX2512             903                 ITF LXS 2006-2N 1/31/06             $411,624.74
 1006822876          2876         XXXXXX2876             903                 ITF LXS 2006-2N 1/31/06             $347,632.13
 1006823197          3197         XXXXXX3197             903                 ITF LXS 2006-2N 1/31/06             $217,517.10
 1006823270          3270         XXXXXX3270             903                 ITF LXS 2006-2N 1/31/06             $196,944.94
 1006823338          3338         XXXXXX3338             903                 ITF LXS 2006-2N 1/31/06             $668,011.55
 1006823460          3460         XXXXXX3460             903                 ITF LXS 2006-2N 1/31/06             $204,640.32
 1006823494          3494         XXXXXX3494             903                 ITF LXS 2006-2N 1/31/06             $374,468.06
 1006823502          3502         XXXXXX3502             903                 ITF LXS 2006-2N 1/31/06                $0.00
 1006823627          3627         XXXXXX3627             903                 ITF LXS 2006-2N 1/31/06             $205,273.22
 1006824047          4047         XXXXXX4047             903                 ITF LXS 2006-2N 1/31/06             $317,210.92
 1006824096          4096         XXXXXX4096             903                 ITF LXS 2006-2N 1/31/06             $149,927.02
 1006824427          4427         XXXXXX4427             903                 ITF LXS 2006-2N 1/31/06             $394,255.14
 1006824443          4443         XXXXXX4443             903                 ITF LXS 2006-2N 1/31/06             $514,955.82
 1006824484          4484         XXXXXX4484             903                 ITF LXS 2006-2N 1/31/06             $509,477.96
 1006824518          4518         XXXXXX4518             903                 ITF LXS 2006-2N 1/31/06             $451,946.62
 1006824567          4567         XXXXXX4567             903                 ITF LXS 2006-2N 1/31/06             $217,184.82
 1006824765          4765         XXXXXX4765             903                 ITF LXS 2006-2N 1/31/06             $428,264.50
 1006824799          4799         XXXXXX4799             903                 ITF LXS 2006-2N 1/31/06             $477,432.25
 1006824815          4815         XXXXXX4815             903                 ITF LXS 2006-2N 1/31/06             $438,607.70
 1006824849          4849         XXXXXX4849             903                 ITF LXS 2006-2N 1/31/06             $184,334.19
 1006824898          4898         XXXXXX4898             903                 ITF LXS 2006-2N 1/31/06                $0.00
 1006825226          5226         XXXXXX5226             903                 ITF LXS 2006-2N 1/31/06             $212,646.02
 1006825689          5689         XXXXXX5689             903                 ITF LXS 2006-2N 1/31/06             $282,544.11
 1006826190          6190         XXXXXX6190             903                 ITF LXS 2006-2N 1/31/06             $564,607.51
 1006826349          6349         XXXXXX6349             903                 ITF LXS 2006-2N 1/31/06             $399,563.78
 1006826745          6745         XXXXXX6745             903                 ITF LXS 2006-2N 1/31/06                $0.00
 1006826760          6760         XXXXXX6760             903                 ITF LXS 2006-2N 1/31/06             $304,678.11
 1006827255          7255         XXXXXX7255             903                 ITF LXS 2006-2N 1/31/06             $195,620.78
 1006827347          7347         XXXXXX7347             903                 ITF LXS 2006-2N 1/31/06             $666,216.13
 1006827602          7602         XXXXXX7602             903                 ITF LXS 2006-2N 1/31/06             $393,627.14
 1006827743          7743         XXXXXX7743             903                 ITF LXS 2006-2N 1/31/06             $161,919.88
 1006827982          7982         XXXXXX7982             903                 ITF LXS 2006-2N 1/31/06             $410,711.19
 1006828162          8162         XXXXXX8162             903                 ITF LXS 2006-2N 1/31/06             $327,596.75
 1006828287          8287         XXXXXX8287             903                 ITF LXS 2006-2N 1/31/06             $492,212.53
 1006828709          8709         XXXXXX8709             903                 ITF LXS 2006-2N 1/31/06             $329,739.61
 1006828782          8782         XXXXXX8782             903                 ITF LXS 2006-2N 1/31/06             $230,554.27
 1006829087          9087         XXXXXX9087             903                 ITF LXS 2006-2N 1/31/06             $283,560.82
 1006829483          9483         XXXXXX9483             903                 ITF LXS 2006-2N 1/31/06             $364,566.80
 1006829509          9509         XXXXXX9509             903                 ITF LXS 2006-2N 1/31/06             $180,203.24
 1006829590          9590         XXXXXX9590             903                 ITF LXS 2006-2N 1/31/06                $0.00
 1006829731          9731         XXXXXX9731             903                 ITF LXS 2006-2N 1/31/06             $255,521.70
 1006829848          9848         XXXXXX9848             903                 ITF LXS 2006-2N 1/31/06             $382,797.46
 1006829905          9905         XXXXXX9905             903                 ITF LXS 2006-2N 1/31/06             $257,664.65
 1006829913          9913         XXXXXX9913             903                 ITF LXS 2006-2N 1/31/06              $82,287.07
 1006829962          9962         XXXXXX9962             903                 ITF LXS 2006-2N 1/31/06             $372,760.28
 1006830010          0010         XXXXXX0010             903                 ITF LXS 2006-2N 1/31/06             $426,371.95
 1006830051          0051         XXXXXX0051             903                 ITF LXS 2006-2N 1/31/06             $300,827.11
 1006830689          0689         XXXXXX0689             903                 ITF LXS 2006-2N 1/31/06             $550,558.21
 1006830796          0796         XXXXXX0796             903                 ITF LXS 2006-2N 1/31/06             $264,401.17
 1006831042          1042         XXXXXX1042             903                 ITF LXS 2006-2N 1/31/06             $345,161.28
 1006831372          1372         XXXXXX1372             903                 ITF LXS 2006-2N 1/31/06             $292,529.38
 1006831588          1588         XXXXXX1588             903                 ITF LXS 2006-2N 1/31/06             $235,328.46
 1006831992          1992         XXXXXX1992             903                 ITF LXS 2006-2N 1/31/06             $220,594.56
 1006832065          2065         XXXXXX2065             903                 ITF LXS 2006-2N 1/31/06             $140,106.49
 1006836132          6132         XXXXXX6132             903                 ITF LXS 2006-2N 1/31/06                $0.00
 1006836157          6157         XXXXXX6157             903                 ITF LXS 2006-2N 1/31/06             $237,786.97
 1006836330          6330         XXXXXX6330             903                 ITF LXS 2006-2N 1/31/06             $430,462.60
 1006837304          7304         XXXXXX7304             903                 ITF LXS 2006-2N 1/31/06             $105,274.57
 1006837833          7833         XXXXXX7833             903                 ITF LXS 2006-2N 1/31/06             $326,157.30
 1006837866          7866         XXXXXX7866             903                 ITF LXS 2006-2N 1/31/06             $391,023.56
 1006837882          7882         XXXXXX7882             903                 ITF LXS 2006-2N 1/31/06             $436,946.52
 1006837908          7908         XXXXXX7908             903                 ITF LXS 2006-2N 1/31/06             $230,365.17
 1006837957          7957         XXXXXX7957             903                 ITF LXS 2006-2N 1/31/06             $316,192.10
 1006837965          7965         XXXXXX7965             903                 ITF LXS 2006-2N 1/31/06             $197,862.54
 1006837981          7981         XXXXXX7981             903                 ITF LXS 2006-2N 1/31/06             $575,434.54
 1006837999          7999         XXXXXX7999             903                 ITF LXS 2006-2N 1/31/06             $321,439.17
 1006838062          8062         XXXXXX8062             903                 ITF LXS 2006-2N 1/31/06             $311,070.13
 1006838070          8070         XXXXXX8070             903                 ITF LXS 2006-2N 1/31/06                $0.00
 1006838104          8104         XXXXXX8104             903                 ITF LXS 2006-2N 1/31/06             $347,106.84
 1006838435          8435         XXXXXX8435             903                 ITF LXS 2006-2N 1/31/06             $213,431.14
 1006838443          8443         XXXXXX8443             903                 ITF LXS 2006-2N 1/31/06             $330,189.25
 1006838526          8526         XXXXXX8526             903                 ITF LXS 2006-2N 1/31/06             $445,240.06
 1006838690          8690         XXXXXX8690             903                 ITF LXS 2006-2N 1/31/06             $416,393.22
 1006838872          8872         XXXXXX8872             903                 ITF LXS 2006-2N 1/31/06             $143,638.88
 3001415680          5680         XXXXXX5680             903                 ITF LXS 2006-2N 1/31/06             $275,049.53
 3001415771          5771         XXXXXX5771             903                 ITF LXS 2006-2N 1/31/06             $302,076.33
 3001415847          5847         XXXXXX5847             903                 ITF LXS 2006-2N 1/31/06             $214,552.32
 3001415912          5912         XXXXXX5912             903                 ITF LXS 2006-2N 1/31/06             $737,905.12
 3001415953          5953         XXXXXX5953             903                 ITF LXS 2006-2N 1/31/06             $798,419.13
 3001415995          5995         XXXXXX5995             903                 ITF LXS 2006-2N 1/31/06             $493,549.53
 3001416035          6035         XXXXXX6035             903                 ITF LXS 2006-2N 1/31/06             $959,641.54
 3001416043          6043         XXXXXX6043             903                 ITF LXS 2006-2N 1/31/06             $308,305.08
 3001416084          6084         XXXXXX6084             903                 ITF LXS 2006-2N 1/31/06             $538,052.58
 3001439698          9698         XXXXXX9698             903                 ITF LXS 2006-2N 1/31/06             $161,274.66
 3001439847          9847         XXXXXX9847             903                 ITF LXS 2006-2N 1/31/06                $0.00
 3001439888          9888         XXXXXX9888             903                 ITF LXS 2006-2N 1/31/06             $201,797.65
 3001440068          0068         XXXXXX0068             903                 ITF LXS 2006-2N 1/31/06             $464,870.62
 3001440118          0118         XXXXXX0118             903                 ITF LXS 2006-2N 1/31/06             $205,424.07
 3001440134          0134         XXXXXX0134             903                 ITF LXS 2006-2N 1/31/06             $254,080.68
 3001440175          0175         XXXXXX0175             903                 ITF LXS 2006-2N 1/31/06             $316,710.27
 3001440191          0191         XXXXXX0191             903                 ITF LXS 2006-2N 1/31/06             $203,368.88
 3001440217          0217         XXXXXX0217             903                 ITF LXS 2006-2N 1/31/06                $0.00
 3001457377          7377         XXXXXX7377             903                 ITF LXS 2006-2N 1/31/06                $0.00
 3001457799          7799         XXXXXX7799             903                 ITF LXS 2006-2N 1/31/06             $600,418.57
 3001458268          8268         XXXXXX8268             903                 ITF LXS 2006-2N 1/31/06             $494,227.82
 3001458318          8318         XXXXXX8318             903                 ITF LXS 2006-2N 1/31/06             $466,915.95
 3001458474          8474         XXXXXX8474             903                 ITF LXS 2006-2N 1/31/06             $238,532.02
 3001458714          8714         XXXXXX8714             903                 ITF LXS 2006-2N 1/31/06             $247,378.82
 3001458813          8813         XXXXXX8813             903                 ITF LXS 2006-2N 1/31/06             $355,975.24
 3001458821          8821         XXXXXX8821             903                 ITF LXS 2006-2N 1/31/06             $166,576.55
 3001458847          8847         XXXXXX8847             903                 ITF LXS 2006-2N 1/31/06             $235,508.62
 3001458896          8896         XXXXXX8896             903                 ITF LXS 2006-2N 1/31/06             $250,330.15
 3001458987          8987         XXXXXX8987             903                 ITF LXS 2006-2N 1/31/06             $351,710.91
 3001459266          9266         XXXXXX9266             903                 ITF LXS 2006-2N 1/31/06             $361,978.89
 3001459506          9506         XXXXXX9506             903                 ITF LXS 2006-2N 1/31/06             $539,400.31
 3001459548          9548         XXXXXX9548             903                 ITF LXS 2006-2N 1/31/06             $350,432.77
 3001461874          1874         XXXXXX1874             903                 ITF LXS 2006-2N 1/31/06             $252,235.65
 3001477045          7045         XXXXXX7045             903                 ITF LXS 2006-2N 1/31/06                $0.00
 3001477292          7292         XXXXXX7292             903                 ITF LXS 2006-2N 1/31/06             $442,107.80
 3001494842          4842         XXXXXX4842             903                 ITF LXS 2006-2N 1/31/06             $394,737.14
 3001494933          4933         XXXXXX4933             903                 ITF LXS 2006-2N 1/31/06             $259,399.45
 3001494982          4982         XXXXXX4982             903                 ITF LXS 2006-2N 1/31/06             $688,770.85
 3001495047          5047         XXXXXX5047             903                 ITF LXS 2006-2N 1/31/06             $448,682.13
 3001495203          5203         XXXXXX5203             903                 ITF LXS 2006-2N 1/31/06             $438,470.37
 3001495237          5237         XXXXXX5237             903                 ITF LXS 2006-2N 1/31/06             $634,059.91
 3001495260          5260         XXXXXX5260             903                 ITF LXS 2006-2N 1/31/06             $562,905.78
 3001495294          5294         XXXXXX5294             903                 ITF LXS 2006-2N 1/31/06             $160,521.18
 3001495302          5302         XXXXXX5302             903                 ITF LXS 2006-2N 1/31/06             $418,105.56
 3001495435          5435         XXXXXX5435             903                 ITF LXS 2006-2N 1/31/06             $300,632.87
 3001495443          5443         XXXXXX5443             903                 ITF LXS 2006-2N 1/31/06             $659,051.43
 3001495567          5567         XXXXXX5567             903                 ITF LXS 2006-2N 1/31/06                $0.00
 3001495815          5815         XXXXXX5815             903                 ITF LXS 2006-2N 1/31/06             $310,767.69
 3001495823          5823         XXXXXX5823             903                 ITF LXS 2006-2N 1/31/06             $282,223.37
 3001495831          5831         XXXXXX5831             903                 ITF LXS 2006-2N 1/31/06             $286,192.27
 3001495971          5971         XXXXXX5971             903                 ITF LXS 2006-2N 1/31/06             $383,764.87
 3001496284          6284         XXXXXX6284             903                 ITF LXS 2006-2N 1/31/06             $287,066.39
 3001496425          6425         XXXXXX6425             903                 ITF LXS 2006-2N 1/31/06             $351,413.21
 3001496433          6433         XXXXXX6433             903                 ITF LXS 2006-2N 1/31/06             $406,922.02
 3001496466          6466         XXXXXX6466             903                 ITF LXS 2006-2N 1/31/06             $706,263.07
 3001496540          6540         XXXXXX6540             903                 ITF LXS 2006-2N 1/31/06             $164,405.89
 3001496706          6706         XXXXXX6706             903                 ITF LXS 2006-2N 1/31/06             $621,481.44
 3001496920          6920         XXXXXX6920             903                 ITF LXS 2006-2N 1/31/06             $195,783.63
 3001496979          6979         XXXXXX6979             903                 ITF LXS 2006-2N 1/31/06             $133,636.52
 3001497068          7068         XXXXXX7068             903                 ITF LXS 2006-2N 1/31/06             $820,133.08
 3001497241          7241         XXXXXX7241             903                 ITF LXS 2006-2N 1/31/06             $285,464.28
 3001497308          7308         XXXXXX7308             903                 ITF LXS 2006-2N 1/31/06             $476,363.04
 3001497316          7316         XXXXXX7316             903                 ITF LXS 2006-2N 1/31/06             $471,041.23
 3001497340          7340         XXXXXX7340             903                 ITF LXS 2006-2N 1/31/06             $391,481.36
 3001497498          7498         XXXXXX7498             903                 ITF LXS 2006-2N 1/31/06             $452,046.94
 3001497563          7563         XXXXXX7563             903                 ITF LXS 2006-2N 1/31/06                $0.00
 3001497670          7670         XXXXXX7670             903                 ITF LXS 2006-2N 1/31/06             $524,063.26
 3001497696          7696         XXXXXX7696             903                 ITF LXS 2006-2N 1/31/06             $294,839.36
 3001497753          7753         XXXXXX7753             903                 ITF LXS 2006-2N 1/31/06                $0.00
 3001497860          7860         XXXXXX7860             903                 ITF LXS 2006-2N 1/31/06              $99,515.99
 3001497878          7878         XXXXXX7878             903                 ITF LXS 2006-2N 1/31/06             $115,999.76
 3001497951          7951         XXXXXX7951             903                 ITF LXS 2006-2N 1/31/06             $511,489.54
 3001498058          8058         XXXXXX8058             903                 ITF LXS 2006-2N 1/31/06             $359,625.24
 3001498090          8090         XXXXXX8090             903                 ITF LXS 2006-2N 1/31/06             $278,859.53
 3001498108          8108         XXXXXX8108             903                 ITF LXS 2006-2N 1/31/06             $463,812.98
 3001498405          8405         XXXXXX8405             903                 ITF LXS 2006-2N 1/31/06             $278,040.45
 3001498421          8421         XXXXXX8421             903                 ITF LXS 2006-2N 1/31/06             $269,612.98
 3001498512          8512         XXXXXX8512             903                 ITF LXS 2006-2N 1/31/06             $227,801.41
 3001498637          8637         XXXXXX8637             903                 ITF LXS 2006-2N 1/31/06             $315,951.32
 3001498686          8686         XXXXXX8686             903                 ITF LXS 2006-2N 1/31/06             $626,425.20
 3001498769          8769         XXXXXX8769             903                 ITF LXS 2006-2N 1/31/06             $269,591.19
 3001499098          9098         XXXXXX9098             903                 ITF LXS 2006-2N 1/31/06             $310,739.30
 3001499106          9106         XXXXXX9106             903                 ITF LXS 2006-2N 1/31/06             $455,753.12
 3001499171          9171         XXXXXX9171             903                 ITF LXS 2006-2N 1/31/06             $466,472.41
 3001499254          9254         XXXXXX9254             903                 ITF LXS 2006-2N 1/31/06             $261,443.33
 3001499262          9262         XXXXXX9262             903                 ITF LXS 2006-2N 1/31/06             $669,590.99
 3001499544          9544         XXXXXX9544             903                 ITF LXS 2006-2N 1/31/06             $421,987.02
 3001499619          9619         XXXXXX9619             903                 ITF LXS 2006-2N 1/31/06             $211,687.20
 3001499627          9627         XXXXXX9627             903                 ITF LXS 2006-2N 1/31/06             $310,182.97
 3001499684          9684         XXXXXX9684             903                 ITF LXS 2006-2N 1/31/06             $295,369.87
 3001499692          9692         XXXXXX9692             903                 ITF LXS 2006-2N 1/31/06             $462,099.87
 3001499825          9825         XXXXXX9825             903                 ITF LXS 2006-2N 1/31/06             $241,609.09
 3001499965          9965         XXXXXX9965             903                 ITF LXS 2006-2N 1/31/06             $103,841.17
 3001499981          9981         XXXXXX9981             903                 ITF LXS 2006-2N 1/31/06             $100,169.43
 3001500242          0242         XXXXXX0242             903                 ITF LXS 2006-2N 1/31/06             $114,206.48
 3001500259          0259         XXXXXX0259             903                 ITF LXS 2006-2N 1/31/06             $495,631.41
 3001500317          0317         XXXXXX0317             903                 ITF LXS 2006-2N 1/31/06             $238,650.84
 3001500416          0416         XXXXXX0416             903                 ITF LXS 2006-2N 1/31/06             $468,182.71
 3001500481          0481         XXXXXX0481             903                 ITF LXS 2006-2N 1/31/06             $342,899.11
 3001500499          0499         XXXXXX0499             903                 ITF LXS 2006-2N 1/31/06             $753,138.03
 3001500598          0598         XXXXXX0598             903                 ITF LXS 2006-2N 1/31/06             $713,125.83
 3001500648          0648         XXXXXX0648             903                 ITF LXS 2006-2N 1/31/06             $807,676.81
 3001500796          0796         XXXXXX0796             903                 ITF LXS 2006-2N 1/31/06             $309,756.73
 3001500820          0820         XXXXXX0820             903                 ITF LXS 2006-2N 1/31/06             $380,430.05
 3001500879          0879         XXXXXX0879             903                 ITF LXS 2006-2N 1/31/06                $0.00
 3001500929          0929         XXXXXX0929             903                 ITF LXS 2006-2N 1/31/06             $199,057.89
 3001501026          1026         XXXXXX1026             903                 ITF LXS 2006-2N 1/31/06             $531,289.42
 3001501257          1257         XXXXXX1257             903                 ITF LXS 2006-2N 1/31/06             $463,794.35
 3001501364          1364         XXXXXX1364             903                 ITF LXS 2006-2N 1/31/06             $393,234.42
 3001501422          1422         XXXXXX1422             903                 ITF LXS 2006-2N 1/31/06                $0.00
 3001501471          1471         XXXXXX1471             903                 ITF LXS 2006-2N 1/31/06             $114,720.52
 3001501489          1489         XXXXXX1489             903                 ITF LXS 2006-2N 1/31/06             $306,290.15
 3001501497          1497         XXXXXX1497             903                 ITF LXS 2006-2N 1/31/06             $207,821.81
 3001501513          1513         XXXXXX1513             903                 ITF LXS 2006-2N 1/31/06             $434,759.85
 3001501521          1521         XXXXXX1521             903                 ITF LXS 2006-2N 1/31/06             $293,927.23
 3001501562          1562         XXXXXX1562             903                 ITF LXS 2006-2N 1/31/06                $0.00
 3001501869          1869         XXXXXX1869             903                 ITF LXS 2006-2N 1/31/06             $119,818.72
 3001501893          1893         XXXXXX1893             903                 ITF LXS 2006-2N 1/31/06             $323,523.63
 3001501943          1943         XXXXXX1943             903                 ITF LXS 2006-2N 1/31/06             $316,462.84
 3001501992          1992         XXXXXX1992             903                 ITF LXS 2006-2N 1/31/06             $114,243.54
 3001502016          2016         XXXXXX2016             903                 ITF LXS 2006-2N 1/31/06             $232,712.98
 3001502032          2032         XXXXXX2032             903                 ITF LXS 2006-2N 1/31/06             $355,032.32
 3001502040          2040         XXXXXX2040             903                 ITF LXS 2006-2N 1/31/06                $0.00
 3001502115          2115         XXXXXX2115             903                 ITF LXS 2006-2N 1/31/06             $208,404.77
 3001502123          2123         XXXXXX2123             903                 ITF LXS 2006-2N 1/31/06                $0.00
 3001502131          2131         XXXXXX2131             903                 ITF LXS 2006-2N 1/31/06             $139,180.16
 3001502149          2149         XXXXXX2149             903                 ITF LXS 2006-2N 1/31/06             $181,967.07
 3001502271          2271         XXXXXX2271             903                 ITF LXS 2006-2N 1/31/06             $367,828.70
 3001502305          2305         XXXXXX2305             903                 ITF LXS 2006-2N 1/31/06                $0.00
 3001502362          2362         XXXXXX2362             903                 ITF LXS 2006-2N 1/31/06             $508,115.41
 3001502370          2370         XXXXXX2370             903                 ITF LXS 2006-2N 1/31/06             $460,251.27
 3001502388          2388         XXXXXX2388             903                 ITF LXS 2006-2N 1/31/06             $351,923.21
 3001502446          2446         XXXXXX2446             903                 ITF LXS 2006-2N 1/31/06             $297,738.49
 3001502453          2453         XXXXXX2453             903                 ITF LXS 2006-2N 1/31/06             $256,502.62
 3001502461          2461         XXXXXX2461             903                 ITF LXS 2006-2N 1/31/06             $184,040.96
 3001502503          2503         XXXXXX2503             903                 ITF LXS 2006-2N 1/31/06             $189,163.47
 3001502586          2586         XXXXXX2586             903                 ITF LXS 2006-2N 1/31/06             $398,550.72
 3001502644          2644         XXXXXX2644             903                 ITF LXS 2006-2N 1/31/06             $244,718.92
 3001502735          2735         XXXXXX2735             903                 ITF LXS 2006-2N 1/31/06             $400,397.95
 3001509920          9920         XXXXXX9920             903                 ITF LXS 2006-2N 1/31/06             $220,319.62
 3001509946          9946         XXXXXX9946             903                 ITF LXS 2006-2N 1/31/06             $417,905.98
 3001509961          9961         XXXXXX9961             903                 ITF LXS 2006-2N 1/31/06             $498,159.60
 3001510019          0019         XXXXXX0019             903                 ITF LXS 2006-2N 1/31/06             $334,177.40
 3001510027          0027         XXXXXX0027             903                 ITF LXS 2006-2N 1/31/06             $247,606.68
 3001510035          0035         XXXXXX0035             903                 ITF LXS 2006-2N 1/31/06             $285,743.90
 3001510050          0050         XXXXXX0050             903                 ITF LXS 2006-2N 1/31/06             $209,782.76
 3001510068          0068         XXXXXX0068             903                 ITF LXS 2006-2N 1/31/06                $0.00
 3001510092          0092         XXXXXX0092             903                 ITF LXS 2006-2N 1/31/06             $228,099.74
 3001510126          0126         XXXXXX0126             903                 ITF LXS 2006-2N 1/31/06             $262,786.59
 3001510159          0159         XXXXXX0159             903                 ITF LXS 2006-2N 1/31/06             $284,327.19
 3001510209          0209         XXXXXX0209             903                 ITF LXS 2006-2N 1/31/06             $427,307.72
 3001510241          0241         XXXXXX0241             903                 ITF LXS 2006-2N 1/31/06                $0.00
 3001510308          0308         XXXXXX0308             903                 ITF LXS 2006-2N 1/31/06             $207,665.09
 3001510365          0365         XXXXXX0365             903                 ITF LXS 2006-2N 1/31/06             $618,647.23
 3001510373          0373         XXXXXX0373             903                 ITF LXS 2006-2N 1/31/06             $435,574.16
 3001510399          0399         XXXXXX0399             903                 ITF LXS 2006-2N 1/31/06             $132,675.82
 3001510407          0407         XXXXXX0407             903                 ITF LXS 2006-2N 1/31/06                $0.00
 3001510415          0415         XXXXXX0415             903                 ITF LXS 2006-2N 1/31/06             $366,955.14
 3001510423          0423         XXXXXX0423             903                 ITF LXS 2006-2N 1/31/06             $272,782.17
 3001510449          0449         XXXXXX0449             903                 ITF LXS 2006-2N 1/31/06             $275,327.16
 3001510464          0464         XXXXXX0464             903                 ITF LXS 2006-2N 1/31/06             $207,069.18
 3001510514          0514         XXXXXX0514             903                 ITF LXS 2006-2N 1/31/06             $368,024.38
 3001510530          0530         XXXXXX0530             903                 ITF LXS 2006-2N 1/31/06             $383,108.80
 3001510571          0571         XXXXXX0571             903                 ITF LXS 2006-2N 1/31/06             $180,883.90
 3001510662          0662         XXXXXX0662             903                 ITF LXS 2006-2N 1/31/06             $260,726.88
 3001510688          0688         XXXXXX0688             903                 ITF LXS 2006-2N 1/31/06             $490,242.86
 3001510704          0704         XXXXXX0704             903                 ITF LXS 2006-2N 1/31/06             $266,020.64
 3001510738          0738         XXXXXX0738             903                 ITF LXS 2006-2N 1/31/06             $200,501.76
 3001510746          0746         XXXXXX0746             903                 ITF LXS 2006-2N 1/31/06             $154,763.76
 3001510761          0761         XXXXXX0761             903                 ITF LXS 2006-2N 1/31/06             $260,686.65
 3001510811          0811         XXXXXX0811             903                 ITF LXS 2006-2N 1/31/06             $352,446.38
 3001510837          0837         XXXXXX0837             903                 ITF LXS 2006-2N 1/31/06             $416,791.35
 3001510860          0860         XXXXXX0860             903                 ITF LXS 2006-2N 1/31/06             $276,869.79
 3001510894          0894         XXXXXX0894             903                 ITF LXS 2006-2N 1/31/06             $432,664.67
 3001510944          0944         XXXXXX0944             903                 ITF LXS 2006-2N 1/31/06             $138,466.14
 3001510969          0969         XXXXXX0969             903                 ITF LXS 2006-2N 1/31/06                $0.00
 3001511033          1033         XXXXXX1033             903                 ITF LXS 2006-2N 1/31/06                $0.00
 3001511041          1041         XXXXXX1041             903                 ITF LXS 2006-2N 1/31/06             $812,670.22
 3001511066          1066         XXXXXX1066             903                 ITF LXS 2006-2N 1/31/06             $372,008.45
 3001511090          1090         XXXXXX1090             903                 ITF LXS 2006-2N 1/31/06             $352,125.26
 3001511140          1140         XXXXXX1140             903                 ITF LXS 2006-2N 1/31/06             $442,517.48
 3001511181          1181         XXXXXX1181             903                 ITF LXS 2006-2N 1/31/06             $288,521.11
 3001511215          1215         XXXXXX1215             903                 ITF LXS 2006-2N 1/31/06             $194,895.64
 3001511298          1298         XXXXXX1298             903                 ITF LXS 2006-2N 1/31/06             $363,087.53
 3001511322          1322         XXXXXX1322             903                 ITF LXS 2006-2N 1/31/06             $231,828.80
 3001511363          1363         XXXXXX1363             903                 ITF LXS 2006-2N 1/31/06             $339,722.23
 3001511488          1488         XXXXXX1488             903                 ITF LXS 2006-2N 1/31/06             $366,485.32
 3001511504          1504         XXXXXX1504             903                 ITF LXS 2006-2N 1/31/06             $396,985.52
 3001511660          1660         XXXXXX1660             903                 ITF LXS 2006-2N 1/31/06             $530,449.72
 3001511686          1686         XXXXXX1686             903                 ITF LXS 2006-2N 1/31/06             $183,648.07
 3001511728          1728         XXXXXX1728             903                 ITF LXS 2006-2N 1/31/06             $312,232.26
 3001511769          1769         XXXXXX1769             903                 ITF LXS 2006-2N 1/31/06             $265,888.52
 3001511777          1777         XXXXXX1777             903                 ITF LXS 2006-2N 1/31/06             $555,694.51
 3001511793          1793         XXXXXX1793             903                 ITF LXS 2006-2N 1/31/06             $632,388.94
 3001511835          1835         XXXXXX1835             903                 ITF LXS 2006-2N 1/31/06             $421,434.76
 3001511868          1868         XXXXXX1868             903                 ITF LXS 2006-2N 1/31/06             $398,032.19
 3001511892          1892         XXXXXX1892             903                 ITF LXS 2006-2N 1/31/06             $385,505.57
 3001511942          1942         XXXXXX1942             903                 ITF LXS 2006-2N 1/31/06             $637,717.84
 3001511967          1967         XXXXXX1967             903                 ITF LXS 2006-2N 1/31/06             $122,821.64
 3001511991          1991         XXXXXX1991             903                 ITF LXS 2006-2N 1/31/06             $211,681.79
 3001512007          2007         XXXXXX2007             903                 ITF LXS 2006-2N 1/31/06             $181,795.42
 3001512049          2049         XXXXXX2049             903                 ITF LXS 2006-2N 1/31/06             $262,522.78
 3001512114          2114         XXXXXX2114             903                 ITF LXS 2006-2N 1/31/06             $268,583.44
 3001512122          2122         XXXXXX2122             903                 ITF LXS 2006-2N 1/31/06             $362,069.88
 3001512239          2239         XXXXXX2239             903                 ITF LXS 2006-2N 1/31/06             $262,399.51
 3001512361          2361         XXXXXX2361             903                 ITF LXS 2006-2N 1/31/06             $397,779.29
 3001512379          2379         XXXXXX2379             903                 ITF LXS 2006-2N 1/31/06             $537,070.61
 3001512387          2387         XXXXXX2387             903                 ITF LXS 2006-2N 1/31/06             $402,350.82
 3001512403          2403         XXXXXX2403             903                 ITF LXS 2006-2N 1/31/06             $308,150.71
 3001512429          2429         XXXXXX2429             903                 ITF LXS 2006-2N 1/31/06             $378,848.99
 3001512452          2452         XXXXXX2452             903                 ITF LXS 2006-2N 1/31/06             $150,493.98
 3001512460          2460         XXXXXX2460             903                 ITF LXS 2006-2N 1/31/06             $369,411.49
 3001512536          2536         XXXXXX2536             903                 ITF LXS 2006-2N 1/31/06             $629,274.17
 3001512577          2577         XXXXXX2577             903                 ITF LXS 2006-2N 1/31/06             $352,441.27
 3001512593          2593         XXXXXX2593             903                 ITF LXS 2006-2N 1/31/06             $290,289.25
 3001512601          2601         XXXXXX2601             903                 ITF LXS 2006-2N 1/31/06             $606,690.28
 3001512635          2635         XXXXXX2635             903                 ITF LXS 2006-2N 1/31/06                $0.00
 3001512718          2718         XXXXXX2718             903                 ITF LXS 2006-2N 1/31/06             $782,956.78
 3001512726          2726         XXXXXX2726             903                 ITF LXS 2006-2N 1/31/06             $207,911.56
 3001512742          2742         XXXXXX2742             903                 ITF LXS 2006-2N 1/31/06                $0.00
 3001512809          2809         XXXXXX2809             903                 ITF LXS 2006-2N 1/31/06             $261,605.54
 3001512825          2825         XXXXXX2825             903                 ITF LXS 2006-2N 1/31/06             $619,729.95
 3001512833          2833         XXXXXX2833             903                 ITF LXS 2006-2N 1/31/06             $634,584.02
 3001512890          2890         XXXXXX2890             903                 ITF LXS 2006-2N 1/31/06             $360,522.04
 3001512924          2924         XXXXXX2924             903                 ITF LXS 2006-2N 1/31/06              $94,782.62
 3001512932          2932         XXXXXX2932             903                 ITF LXS 2006-2N 1/31/06             $352,955.73
 3001513005          3005         XXXXXX3005             903                 ITF LXS 2006-2N 1/31/06             $383,903.28
 3001513013          3013         XXXXXX3013             903                 ITF LXS 2006-2N 1/31/06             $151,840.53
 3001513054          3054         XXXXXX3054             903                 ITF LXS 2006-2N 1/31/06             $214,338.62
 3001513104          3104         XXXXXX3104             903                 ITF LXS 2006-2N 1/31/06                $0.00
 3001513179          3179         XXXXXX3179             903                 ITF LXS 2006-2N 1/31/06             $149,568.15
 3001513211          3211         XXXXXX3211             903                 ITF LXS 2006-2N 1/31/06             $144,440.24
 3001513229          3229         XXXXXX3229             903                 ITF LXS 2006-2N 1/31/06             $299,598.18
 3001513237          3237         XXXXXX3237             903                 ITF LXS 2006-2N 1/31/06             $257,334.66
 3001513245          3245         XXXXXX3245             903                 ITF LXS 2006-2N 1/31/06                $0.00
 3001513252          3252         XXXXXX3252             903                 ITF LXS 2006-2N 1/31/06             $251,682.30
 3001513278          3278         XXXXXX3278             903                 ITF LXS 2006-2N 1/31/06             $339,995.78
 3001513286          3286         XXXXXX3286             903                 ITF LXS 2006-2N 1/31/06             $211,708.76
 3001513310          3310         XXXXXX3310             903                 ITF LXS 2006-2N 1/31/06             $325,372.66
 3001513328          3328         XXXXXX3328             903                 ITF LXS 2006-2N 1/31/06             $570,437.53
 3001513351          3351         XXXXXX3351             903                 ITF LXS 2006-2N 1/31/06             $578,248.25
 3001513377          3377         XXXXXX3377             903                 ITF LXS 2006-2N 1/31/06             $232,300.03
 3001513401          3401         XXXXXX3401             903                 ITF LXS 2006-2N 1/31/06                $0.00
 3001513443          3443         XXXXXX3443             903                 ITF LXS 2006-2N 1/31/06             $661,352.60
 3001513468          3468         XXXXXX3468             903                 ITF LXS 2006-2N 1/31/06             $156,563.69
 3001513492          3492         XXXXXX3492             903                 ITF LXS 2006-2N 1/31/06             $424,628.74
 3001513518          3518         XXXXXX3518             903                 ITF LXS 2006-2N 1/31/06             $203,790.64
 3001513559          3559         XXXXXX3559             903                 ITF LXS 2006-2N 1/31/06             $735,961.85
 3001513609          3609         XXXXXX3609             903                 ITF LXS 2006-2N 1/31/06             $199,574.91
 3001513625          3625         XXXXXX3625             903                 ITF LXS 2006-2N 1/31/06             $166,480.70
 3001513641          3641         XXXXXX3641             903                 ITF LXS 2006-2N 1/31/06             $164,020.48
 3001513658          3658         XXXXXX3658             903                 ITF LXS 2006-2N 1/31/06             $355,007.59
 3001513690          3690         XXXXXX3690             903                 ITF LXS 2006-2N 1/31/06             $199,044.60
 3001513716          3716         XXXXXX3716             903                 ITF LXS 2006-2N 1/31/06             $513,855.88
 3001513757          3757         XXXXXX3757             903                 ITF LXS 2006-2N 1/31/06             $243,771.21
 3001513815          3815         XXXXXX3815             903                 ITF LXS 2006-2N 1/31/06             $206,346.18
 3001513823          3823         XXXXXX3823             903                 ITF LXS 2006-2N 1/31/06             $764,459.00
 3001513831          3831         XXXXXX3831             903                 ITF LXS 2006-2N 1/31/06             $468,856.78
 3001513849          3849         XXXXXX3849             903                 ITF LXS 2006-2N 1/31/06             $414,103.55
 3001513856          3856         XXXXXX3856             903                 ITF LXS 2006-2N 1/31/06             $521,698.77
 3001513898          3898         XXXXXX3898             903                 ITF LXS 2006-2N 1/31/06             $141,558.10
 3001513922          3922         XXXXXX3922             903                 ITF LXS 2006-2N 1/31/06             $499,130.93
 3001513963          3963         XXXXXX3963             903                 ITF LXS 2006-2N 1/31/06             $150,302.99
 3001513971          3971         XXXXXX3971             903                 ITF LXS 2006-2N 1/31/06             $496,209.96
 3001513997          3997         XXXXXX3997             903                 ITF LXS 2006-2N 1/31/06                $0.00
 3001514045          4045         XXXXXX4045             903                 ITF LXS 2006-2N 1/31/06             $110,291.42
 3001514078          4078         XXXXXX4078             903                 ITF LXS 2006-2N 1/31/06             $194,990.48
 3001514086          4086         XXXXXX4086             903                 ITF LXS 2006-2N 1/31/06             $208,528.80
 3001514094          4094         XXXXXX4094             903                 ITF LXS 2006-2N 1/31/06                $0.00
 3001514102          4102         XXXXXX4102             903                 ITF LXS 2006-2N 1/31/06             $386,582.40
 3001514110          4110         XXXXXX4110             903                 ITF LXS 2006-2N 1/31/06             $185,055.30
 3001514128          4128         XXXXXX4128             903                 ITF LXS 2006-2N 1/31/06             $351,975.95
 3001514136          4136         XXXXXX4136             903                 ITF LXS 2006-2N 1/31/06             $102,108.63
 3001514169          4169         XXXXXX4169             903                 ITF LXS 2006-2N 1/31/06             $259,009.35
 3001514201          4201         XXXXXX4201             903                 ITF LXS 2006-2N 1/31/06             $253,389.86
 3001514243          4243         XXXXXX4243             903                 ITF LXS 2006-2N 1/31/06             $509,354.49
 3001514276          4276         XXXXXX4276             903                 ITF LXS 2006-2N 1/31/06             $305,731.54
 3001514284          4284         XXXXXX4284             903                 ITF LXS 2006-2N 1/31/06             $168,883.90
 3001514292          4292         XXXXXX4292             903                 ITF LXS 2006-2N 1/31/06                $0.00
 3001514318          4318         XXXXXX4318             903                 ITF LXS 2006-2N 1/31/06             $447,236.08
 3001514326          4326         XXXXXX4326             903                 ITF LXS 2006-2N 1/31/06             $234,996.95
 3001514367          4367         XXXXXX4367             903                 ITF LXS 2006-2N 1/31/06             $194,685.62
 3001514383          4383         XXXXXX4383             903                 ITF LXS 2006-2N 1/31/06                $0.00
 3001514524          4524         XXXXXX4524             903                 ITF LXS 2006-2N 1/31/06             $233,181.62
 3001536063          6063         XXXXXX6063             903                 ITF LXS 2006-2N 1/31/06             $256,743.04
 3001536071          6071         XXXXXX6071             903                 ITF LXS 2006-2N 1/31/06             $461,616.76
 3001536154          6154         XXXXXX6154             903                 ITF LXS 2006-2N 1/31/06             $565,935.38
 3001536170          6170         XXXXXX6170             903                 ITF LXS 2006-2N 1/31/06             $544,149.89
 3001536246          6246         XXXXXX6246             903                 ITF LXS 2006-2N 1/31/06             $666,946.92
 3001536329          6329         XXXXXX6329             903                 ITF LXS 2006-2N 1/31/06             $143,415.11
 3001536337          6337         XXXXXX6337             903                 ITF LXS 2006-2N 1/31/06             $177,233.57
 3001536352          6352         XXXXXX6352             903                 ITF LXS 2006-2N 1/31/06             $158,559.80
 3001536394          6394         XXXXXX6394             903                 ITF LXS 2006-2N 1/31/06             $121,004.86
 3001536402          6402         XXXXXX6402             903                 ITF LXS 2006-2N 1/31/06             $230,674.12
 3001536428          6428         XXXXXX6428             903                 ITF LXS 2006-2N 1/31/06             $286,976.13
 3001536436          6436         XXXXXX6436             903                 ITF LXS 2006-2N 1/31/06             $342,909.43
 3001536592          6592         XXXXXX6592             903                 ITF LXS 2006-2N 1/31/06             $209,928.38
 1005392632          2632         XXXXXX2632             276                 ITF LXS 2006-8 05/31/06              $66,813.24
 1005440019          0019         XXXXXX0019             276                 ITF LXS 2006-8 05/31/06              $48,549.45
 1006792889          2889         XXXXXX2889             276                 ITF LXS 2006-8 05/31/06             $482,787.42
 1006866642          6642         XXXXXX6642             276                 ITF LXS 2006-8 05/31/06             $232,600.00
 3001305196          5196         XXXXXX5196             276                 ITF LXS 2006-8 05/31/06              $47,192.95
 3001515224          5224         XXXXXX5224             276                 ITF LXS 2006-8 05/31/06             $225,000.00
 1006371049          1049         XXXXXX1049             663                ITF RAST 2006-A2 03/30/06            $467,994.73
 1006870842          0842         XXXXXX0842             663                ITF RAST 2006-A2 03/30/06            $437,854.93
 1006883571          3571         XXXXXX3571             663                ITF RAST 2006-A2 03/30/06            $431,997.03
 1006900615          0615         XXXXXX0615             663                ITF RAST 2006-A2 03/30/06            $458,706.36
 1006943169          3169         XXXXXX3169             663                ITF RAST 2006-A2 03/30/06            $596,039.98
 1006959223          9223         XXXXXX9223             663                ITF RAST 2006-A2 03/30/06            $449,863.42
 1006978660          8660         XXXXXX8660             663                ITF RAST 2006-A2 03/30/06            $725,000.00
 1006979312          9312         XXXXXX9312             663                ITF RAST 2006-A2 03/30/06            $539,945.79
 1006982274          2274         XXXXXX2274             663                ITF RAST 2006-A2 03/30/06            $639,999.90
 1006984833          4833         XXXXXX4833             663                ITF RAST 2006-A2 03/30/06            $467,350.00
 1006984858          4858         XXXXXX4858             663                ITF RAST 2006-A2 03/30/06            $448,000.00
 1006985525          5525         XXXXXX5525             663                ITF RAST 2006-A2 03/30/06            $964,000.00
 1006985764          5764         XXXXXX5764             663                ITF RAST 2006-A2 03/30/06            $568,395.59
 1006996811          6811         XXXXXX6811             663                ITF RAST 2006-A2 03/30/06            $684,406.59
 1007009689          9689         XXXXXX9689             663                ITF RAST 2006-A2 03/30/06            $480,176.36
 1007014267          4267         XXXXXX4267             663                ITF RAST 2006-A2 03/30/06            $502,595.19
 1007028804          8804         XXXXXX8804             663                ITF RAST 2006-A2 03/30/06            $714,168.61
 1007051830          1830         XXXXXX1830             663                ITF RAST 2006-A2 03/30/06            $500,000.00
 1007066978          6978         XXXXXX6978             663                ITF RAST 2006-A2 03/30/06            $700,000.00
 1007070616          0616         XXXXXX0616             663                ITF RAST 2006-A2 03/30/06            $528,000.00
 1007073057          3057         XXXXXX3057             663                ITF RAST 2006-A2 03/30/06            $432,500.60
 1007074378          4378         XXXXXX4378             663                ITF RAST 2006-A2 03/30/06            $475,446.40
 1007096918          6918         XXXXXX6918             663                ITF RAST 2006-A2 03/30/06            $466,955.00
 1007098609          8609         XXXXXX8609             663                ITF RAST 2006-A2 03/30/06            $475,912.69
 1007103391          3391         XXXXXX3391             663                ITF RAST 2006-A2 03/30/06            $547,655.10
 1007105115          5115         XXXXXX5115             663                ITF RAST 2006-A2 03/30/06            $634,867.62
 1007135450          5450         XXXXXX5450             663                ITF RAST 2006-A2 03/30/06            $585,787.63
 1007135708          5708         XXXXXX5708             663                ITF RAST 2006-A2 03/30/06            $544,542.91
 1007136136          6136         XXXXXX6136             663                ITF RAST 2006-A2 03/30/06            $434,700.01
 1007137316          7316         XXXXXX7316             663                ITF RAST 2006-A2 03/30/06            $477,086.07
 1007140617          0617         XXXXXX0617             663                ITF RAST 2006-A2 03/30/06            $555,213.10
 1007145145          5145         XXXXXX5145             663                ITF RAST 2006-A2 03/30/06            $425,000.00
 1007146051          6051         XXXXXX6051             663                ITF RAST 2006-A2 03/30/06            $521,035.32
 1007146424          6424         XXXXXX6424             663                ITF RAST 2006-A2 03/30/06            $499,013.48
 1007146879          6879         XXXXXX6879             663                ITF RAST 2006-A2 03/30/06            $510,864.27
 1007147687          7687         XXXXXX7687             663                ITF RAST 2006-A2 03/30/06            $709,174.78
 1007147760          7760         XXXXXX7760             663                ITF RAST 2006-A2 03/30/06            $520,839.12
 1007148578          8578         XXXXXX8578             663                ITF RAST 2006-A2 03/30/06            $459,905.35
 1007150707          0707         XXXXXX0707             663                ITF RAST 2006-A2 03/30/06            $580,000.00
 1007151739          1739         XXXXXX1739             663                ITF RAST 2006-A2 03/30/06            $545,547.87
 1007153503          3503         XXXXXX3503             663                ITF RAST 2006-A2 03/30/06            $412,007.69
 1007154253          4253         XXXXXX4253             663                ITF RAST 2006-A2 03/30/06            $439,061.75
 1007159120          9120         XXXXXX9120             663                ITF RAST 2006-A2 03/30/06            $420,749.12
 1007160888          0888         XXXXXX0888             663                ITF RAST 2006-A2 03/30/06            $417,745.44
 1007162322          2322         XXXXXX2322             663                ITF RAST 2006-A2 03/30/06            $538,668.00
 1007162397          2397         XXXXXX2397             663                ITF RAST 2006-A2 03/30/06            $466,543.37
 1007171026          1026         XXXXXX1026             663                ITF RAST 2006-A2 03/30/06            $427,803.57
 1007182205          2205         XXXXXX2205             663                ITF RAST 2006-A2 03/30/06            $445,831.28
 1007184532          4532         XXXXXX4532             663                ITF RAST 2006-A2 03/30/06            $812,500.00
 1007187287          7287         XXXXXX7287             663                ITF RAST 2006-A2 03/30/06            $455,091.58
 1007188780          8780         XXXXXX8780             663                ITF RAST 2006-A2 03/30/06            $559,088.35
 1007189473          9473         XXXXXX9473             663                ITF RAST 2006-A2 03/30/06            $529,750.00
 1007190943          0943         XXXXXX0943             663                ITF RAST 2006-A2 03/30/06            $699,999.99
 1007194507          4507         XXXXXX4507             663                ITF RAST 2006-A2 03/30/06            $514,243.91
 1007198086          8086         XXXXXX8086             663                ITF RAST 2006-A2 03/30/06            $451,151.25
 1007204181          4181         XXXXXX4181             663                ITF RAST 2006-A2 03/30/06            $431,510.00
 1007210352          0352         XXXXXX0352             663                ITF RAST 2006-A2 03/30/06            $550,000.00
 1007210816          0816         XXXXXX0816             663                ITF RAST 2006-A2 03/30/06            $816,022.03
 1007212895          2895         XXXXXX2895             663                ITF RAST 2006-A2 03/30/06            $550,000.00
 1007222183          2183         XXXXXX2183             663                ITF RAST 2006-A2 03/30/06           $1,499,990.00
 1007227307          7307         XXXXXX7307             663                ITF RAST 2006-A2 03/30/06            $477,895.73
 1007234550          4550         XXXXXX4550             663                ITF RAST 2006-A2 03/30/06            $416,109.20
 1007236993          6993         XXXXXX6993             663                ITF RAST 2006-A2 03/30/06            $430,124.76
 1007243056          3056         XXXXXX3056             663                ITF RAST 2006-A2 03/30/06            $461,076.28
 1007244344          4344         XXXXXX4344             663                ITF RAST 2006-A2 03/30/06            $448,803.52
 1007249053          9053         XXXXXX9053             663                ITF RAST 2006-A2 03/30/06            $548,062.67
 1007249129          9129         XXXXXX9129             663                ITF RAST 2006-A2 03/30/06            $632,820.67
 1007249558          9558         XXXXXX9558             663                ITF RAST 2006-A2 03/30/06            $585,435.43
 1007255555          5555         XXXXXX5555             663                ITF RAST 2006-A2 03/30/06            $744,338.42
 1007258013          8013         XXXXXX8013             663                ITF RAST 2006-A2 03/30/06            $615,638.26
 1007259995          9995         XXXXXX9995             663                ITF RAST 2006-A2 03/30/06            $742,248.83
 1007276288          6288         XXXXXX6288             663                ITF RAST 2006-A2 03/30/06            $569,179.34
 1007286030          6030         XXXXXX6030             663                ITF RAST 2006-A2 03/30/06            $991,280.36
 1007298423          8423         XXXXXX8423             663                ITF RAST 2006-A2 03/30/06            $504,315.81
 1007304098          4098         XXXXXX4098             663                ITF RAST 2006-A2 03/30/06            $635,000.00
 1007307547          7547         XXXXXX7547             663                ITF RAST 2006-A2 03/30/06            $643,381.64
 1007307570          7570         XXXXXX7570             663                ITF RAST 2006-A2 03/30/06            $528,434.32
 1007311598          1598         XXXXXX1598             663                ITF RAST 2006-A2 03/30/06            $532,324.47
 1007313842          3842         XXXXXX3842             663                ITF RAST 2006-A2 03/30/06            $699,678.09
 1007314162          4162         XXXXXX4162             663                ITF RAST 2006-A2 03/30/06            $544,878.64
 1007314253          4253         XXXXXX4253             663                ITF RAST 2006-A2 03/30/06            $570,960.62
 1007314295          4295         XXXXXX4295             663                ITF RAST 2006-A2 03/30/06            $556,066.01
 1007315987          5987         XXXXXX5987             663                ITF RAST 2006-A2 03/30/06            $438,104.94
 1007327156          7156         XXXXXX7156             663                ITF RAST 2006-A2 03/30/06            $511,015.62
 1007329558          9558         XXXXXX9558             663                ITF RAST 2006-A2 03/30/06            $528,879.64
 1007342528          2528         XXXXXX2528             663                ITF RAST 2006-A2 03/30/06            $636,350.80
 1007353657          3657         XXXXXX3657             663                ITF RAST 2006-A2 03/30/06            $517,806.49
 1007362484          2484         XXXXXX2484             663                ITF RAST 2006-A2 03/30/06            $516,167.32
 1007392648          2648         XXXXXX2648             663                ITF RAST 2006-A2 03/30/06           $1,009,834.23
 1007395138          5138         XXXXXX5138             663                ITF RAST 2006-A2 03/30/06            $510,415.82
 1007400615          0615         XXXXXX0615             663                ITF RAST 2006-A2 03/30/06            $517,620.00
 1007403742          3742         XXXXXX3742             663                ITF RAST 2006-A2 03/30/06            $547,945.16
 1007403890          3890         XXXXXX3890             663                ITF RAST 2006-A2 03/30/06            $530,915.21
 1007408741          8741         XXXXXX8741             663                ITF RAST 2006-A2 03/30/06            $551,314.21
 1007411232          1232         XXXXXX1232             663                ITF RAST 2006-A2 03/30/06            $538,589.61
 3001536873          6873         XXXXXX6873             663                ITF RAST 2006-A2 03/30/06            $591,804.65
 3001565914          5914         XXXXXX5914             663                ITF RAST 2006-A2 03/30/06            $585,778.88
 3001583982          3982         XXXXXX3982             663                ITF RAST 2006-A2 03/30/06            $540,000.00
 3001587736          7736         XXXXXX7736             663                ITF RAST 2006-A2 03/30/06            $421,755.36
 3001587751          7751         XXXXXX7751             663                ITF RAST 2006-A2 03/30/06            $429,032.82
 3001587983          7983         XXXXXX7983             663                ITF RAST 2006-A2 03/30/06            $815,102.92
 3001589864          9864         XXXXXX9864             663                ITF RAST 2006-A2 03/30/06            $574,622.96
 3001591498          1498         XXXXXX1498             663                ITF RAST 2006-A2 03/30/06            $480,000.00
 3001592314          2314         XXXXXX2314             663                ITF RAST 2006-A2 03/30/06            $763,795.02
 3001592546          2546         XXXXXX2546             663                ITF RAST 2006-A2 03/30/06            $679,717.50
 3001593601          3601         XXXXXX3601             663                ITF RAST 2006-A2 03/30/06            $612,000.00
 3001593809          3809         XXXXXX3809             663                ITF RAST 2006-A2 03/30/06            $715,192.90
 3001594120          4120         XXXXXX4120             663                ITF RAST 2006-A2 03/30/06            $449,585.07
 3001594666          4666         XXXXXX4666             663                ITF RAST 2006-A2 03/30/06            $498,054.77
 3001600794          0794         XXXXXX0794             663                ITF RAST 2006-A2 03/30/06            $495,037.96
 3001602030          2030         XXXXXX2030             663                ITF RAST 2006-A2 03/30/06            $424,961.33
 3001602717          2717         XXXXXX2717             663                ITF RAST 2006-A2 03/30/06            $429,631.37
 3001604028          4028         XXXXXX4028             663                ITF RAST 2006-A2 03/30/06            $487,500.00
 3001604168          4168         XXXXXX4168             663                ITF RAST 2006-A2 03/30/06            $558,750.00
 3001604887          4887         XXXXXX4887             663                ITF RAST 2006-A2 03/30/06            $446,398.32
 3001607401          7401         XXXXXX7401             663                ITF RAST 2006-A2 03/30/06            $672,031.75
 3001607963          7963         XXXXXX7963             663                ITF RAST 2006-A2 03/30/06            $600,000.00
 3001608003          8003         XXXXXX8003             663                ITF RAST 2006-A2 03/30/06            $593,900.00
 3001608094          8094         XXXXXX8094             663                ITF RAST 2006-A2 03/30/06            $462,857.28
 3001608417          8417         XXXXXX8417             663                ITF RAST 2006-A2 03/30/06            $491,999.91
 3001623028          3028         XXXXXX3028             663                ITF RAST 2006-A2 03/30/06            $442,500.00
 3001623036          3036         XXXXXX3036             663                ITF RAST 2006-A2 03/30/06            $504,000.00
 3001624943          4943         XXXXXX4943             663                ITF RAST 2006-A2 03/30/06            $649,800.00
 3001626617          6617         XXXXXX6617             663                ITF RAST 2006-A2 03/30/06            $483,995.68
 3001626658          6658         XXXXXX6658             663                ITF RAST 2006-A2 03/30/06            $606,186.24
 3001627391          7391         XXXXXX7391             663                ITF RAST 2006-A2 03/30/06            $423,899.64
 3001627458          7458         XXXXXX7458             663                ITF RAST 2006-A2 03/30/06            $647,197.13
 3001627490          7490         XXXXXX7490             663                ITF RAST 2006-A2 03/30/06            $500,000.00
 3001628225          8225         XXXXXX8225             663                ITF RAST 2006-A2 03/30/06            $623,200.00
 3001628555          8555         XXXXXX8555             663                ITF RAST 2006-A2 03/30/06            $438,750.00
 3001633803          3803         XXXXXX3803             663                ITF RAST 2006-A2 03/30/06            $460,800.00
 3001639065          9065         XXXXXX9065             663                ITF RAST 2006-A2 03/30/06            $459,977.80
 3001639727          9727         XXXXXX9727             663                ITF RAST 2006-A2 03/30/06            $509,940.00
 3001639743          9743         XXXXXX9743             663                ITF RAST 2006-A2 03/30/06            $651,542.28
 3001640006          0006         XXXXXX0006             663                ITF RAST 2006-A2 03/30/06            $424,686.91
 3001644701          4701         XXXXXX4701             663                ITF RAST 2006-A2 03/30/06            $466,597.93
 3001646888          6888         XXXXXX6888             663                ITF RAST 2006-A2 03/30/06            $542,262.59
 3001649080          9080         XXXXXX9080             663                ITF RAST 2006-A2 03/30/06            $791,367.43
 3001657448          7448         XXXXXX7448             663                ITF RAST 2006-A2 03/30/06            $585,153.78
 3001659238          9238         XXXXXX9238             663                ITF RAST 2006-A2 03/30/06            $690,763.97
 3001660673          0673         XXXXXX0673             663                ITF RAST 2006-A2 03/30/06            $467,831.78
 3001666126          6126         XXXXXX6126             663                ITF RAST 2006-A2 03/30/06            $494,768.41
 3001666282          6282         XXXXXX6282             663                ITF RAST 2006-A2 03/30/06            $565,280.99
 3001666316          6316         XXXXXX6316             663                ITF RAST 2006-A2 03/30/06            $489,820.69
 3001666555          6555         XXXXXX6555             663                ITF RAST 2006-A2 03/30/06            $603,517.71
 3001667785          7785         XXXXXX7785             663                ITF RAST 2006-A2 03/30/06            $507,136.82
 3001668544          8544         XXXXXX8544             663                ITF RAST 2006-A2 03/30/06            $624,163.87
 3001668577          8577         XXXXXX8577             663                ITF RAST 2006-A2 03/30/06            $642,676.28
 3001668890          8890         XXXXXX8890             663                ITF RAST 2006-A2 03/30/06            $579,481.80
 3001668973          8973         XXXXXX8973             663                ITF RAST 2006-A2 03/30/06            $594,508.52
 3001669021          9021         XXXXXX9021             663                ITF RAST 2006-A2 03/30/06            $623,391.33
 3001669294          9294         XXXXXX9294             663                ITF RAST 2006-A2 03/30/06            $457,390.38
 3001669302          9302         XXXXXX9302             663                ITF RAST 2006-A2 03/30/06            $534,482.31
 3001669328          9328         XXXXXX9328             663                ITF RAST 2006-A2 03/30/06            $528,934.14
 3001669625          9625         XXXXXX9625             663                ITF RAST 2006-A2 03/30/06            $514,934.32
 3001669633          9633         XXXXXX9633             663                ITF RAST 2006-A2 03/30/06            $514,257.13
 3001669708          9708         XXXXXX9708             663                ITF RAST 2006-A2 03/30/06            $479,748.06
 3001669732          9732         XXXXXX9732             663                ITF RAST 2006-A2 03/30/06            $537,042.15
 3001678899          8899         XXXXXX8899             663                ITF RAST 2006-A2 03/30/06            $446,007.31
 3001681596          1596         XXXXXX1596             663                ITF RAST 2006-A2 03/30/06            $618,874.55
 3001696321          6321         XXXXXX6321             663                ITF RAST 2006-A2 03/30/06            $644,120.63
 3001696974          6974         XXXXXX6974             663                ITF RAST 2006-A2 03/30/06               $0.00
 3001697121          7121         XXXXXX7121             663                ITF RAST 2006-A2 03/30/06            $624,568.69
 3001698921          8921         XXXXXX8921             663                ITF RAST 2006-A2 03/30/06            $417,545.33
 3001702756          2756         XXXXXX2756             663                ITF RAST 2006-A2 03/30/06            $598,154.16
 3001717606          7606         XXXXXX7606             663                ITF RAST 2006-A2 03/30/06            $840,546.11
 3001717655          7655         XXXXXX7655             663                ITF RAST 2006-A2 03/30/06            $539,022.18
 3001717671          7671         XXXXXX7671             663                ITF RAST 2006-A2 03/30/06            $572,306.74
 3001717697          7697         XXXXXX7697             663                ITF RAST 2006-A2 03/30/06            $879,250.35
 3001717960          7960         XXXXXX7960             663                ITF RAST 2006-A2 03/30/06            $667,689.57
 3001718125          8125         XXXXXX8125             663                ITF RAST 2006-A2 03/30/06            $544,144.06
 3001718133          8133         XXXXXX8133             663                ITF RAST 2006-A2 03/30/06            $796,968.21
 3001718232          8232         XXXXXX8232             663                ITF RAST 2006-A2 03/30/06            $595,071.65
 3001718257          8257         XXXXXX8257             663                ITF RAST 2006-A2 03/30/06            $868,392.19
 3001722366          2366         XXXXXX2366             663                ITF RAST 2006-A2 03/30/06            $450,000.00
 3001729247          9247         XXXXXX9247             663                ITF RAST 2006-A2 03/30/06            $474,871.35
 3001729916          9916         XXXXXX9916             663                ITF RAST 2006-A2 03/30/06            $510,971.06
 3001730211          0211         XXXXXX0211             663                ITF RAST 2006-A2 03/30/06            $644,259.78
 3001730385          0385         XXXXXX0385             663                ITF RAST 2006-A2 03/30/06               $0.00
 3001732043          2043         XXXXXX2043             663                ITF RAST 2006-A2 03/30/06            $476,181.03
 3001737646          7646         XXXXXX7646             663                ITF RAST 2006-A2 03/30/06            $453,000.00
 3001751720          1720         XXXXXX1720             663                ITF RAST 2006-A2 03/30/06            $455,698.43
 3001753114          3114         XXXXXX3114             663                ITF RAST 2006-A2 03/30/06            $491,773.25
 3001755705          5705         XXXXXX5705             663                ITF RAST 2006-A2 03/30/06            $481,160.83
 3001757198          7198         XXXXXX7198             663                ITF RAST 2006-A2 03/30/06            $827,544.94
 3001757917          7917         XXXXXX7917             663                ITF RAST 2006-A2 03/30/06            $589,811.78
 3001758816          8816         XXXXXX8816             663                ITF RAST 2006-A2 03/30/06            $474,731.07
 1000907152          7152         XXXXXX7152             668                ITF RAST 2006-A3 03/30/06               $0.00
 1001904752          4752         XXXXXX4752             668                ITF RAST 2006-A3 03/30/06            $303,399.92
 1002774642          4642         XXXXXX4642             668                ITF RAST 2006-A3 03/30/06            $294,868.48
 1002983177          3177         XXXXXX3177             668                ITF RAST 2006-A3 03/30/06            $291,382.06
 1003029285          9285         XXXXXX9285             668                ITF RAST 2006-A3 03/30/06            $334,795.44
 1003122585          2585         XXXXXX2585             668                ITF RAST 2006-A3 03/30/06            $249,256.08
 1003146147          6147         XXXXXX6147             668                ITF RAST 2006-A3 03/30/06            $171,891.32
 1003159751          9751         XXXXXX9751             668                ITF RAST 2006-A3 03/30/06            $172,990.82
 1004372700          2700         XXXXXX2700             668                ITF RAST 2006-A3 03/30/06            $111,605.54
 1005852973          2973         XXXXXX2973             668                ITF RAST 2006-A3 03/30/06            $193,399.61
 1005861818          1818         XXXXXX1818             668                ITF RAST 2006-A3 03/30/06             $40,037.77
 1005940372          0372         XXXXXX0372             668                ITF RAST 2006-A3 03/30/06            $202,846.92
 1006001810          1810         XXXXXX1810             668                ITF RAST 2006-A3 03/30/06            $197,078.74
 1006016586          6586         XXXXXX6586             668                ITF RAST 2006-A3 03/30/06            $106,455.39
 1006105462          5462         XXXXXX5462             668                ITF RAST 2006-A3 03/30/06             $54,568.55
 1006139362          9362         XXXXXX9362             668                ITF RAST 2006-A3 03/30/06            $193,068.63
 1006171050          1050         XXXXXX1050             668                ITF RAST 2006-A3 03/30/06            $118,780.45
 1006291734          1734         XXXXXX1734             668                ITF RAST 2006-A3 03/30/06            $419,945.48
 1006302192          2192         XXXXXX2192             668                ITF RAST 2006-A3 03/30/06            $304,142.96
 1006317323          7323         XXXXXX7323             668                ITF RAST 2006-A3 03/30/06            $256,658.67
 1006332033          2033         XXXXXX2033             668                ITF RAST 2006-A3 03/30/06            $245,200.00
 1006372203          2203         XXXXXX2203             668                ITF RAST 2006-A3 03/30/06            $305,203.03
 1006394819          4819         XXXXXX4819             668                ITF RAST 2006-A3 03/30/06            $203,994.00
 1006435620          5620         XXXXXX5620             668                ITF RAST 2006-A3 03/30/06            $191,455.71
 1006715179          5179         XXXXXX5179             668                ITF RAST 2006-A3 03/30/06            $360,000.00
 1006734923          4923         XXXXXX4923             668                ITF RAST 2006-A3 03/30/06            $240,000.00
 1006734949          4949         XXXXXX4949             668                ITF RAST 2006-A3 03/30/06            $244,304.49
 1006749004          9004         XXXXXX9004             668                ITF RAST 2006-A3 03/30/06            $427,000.00
 1006749038          9038         XXXXXX9038             668                ITF RAST 2006-A3 03/30/06             $30,379.88
 1006754871          4871         XXXXXX4871             668                ITF RAST 2006-A3 03/30/06             $43,648.25
 1006757502          7502         XXXXXX7502             668                ITF RAST 2006-A3 03/30/06             $49,645.57
 1006758658          8658         XXXXXX8658             668                ITF RAST 2006-A3 03/30/06            $639,521.12
 1006758757          8757         XXXXXX8757             668                ITF RAST 2006-A3 03/30/06            $150,622.56
 1006772436          2436         XXXXXX2436             668                ITF RAST 2006-A3 03/30/06            $195,000.00
 1006780785          0785         XXXXXX0785             668                ITF RAST 2006-A3 03/30/06            $342,790.67
 1006783284          3284         XXXXXX3284             668                ITF RAST 2006-A3 03/30/06            $213,850.00
 1006784035          4035         XXXXXX4035             668                ITF RAST 2006-A3 03/30/06            $108,676.77
 1006792525          2525         XXXXXX2525             668                ITF RAST 2006-A3 03/30/06            $110,000.00
 1006797144          7144         XXXXXX7144             668                ITF RAST 2006-A3 03/30/06            $201,500.00
 1006798340          8340         XXXXXX8340             668                ITF RAST 2006-A3 03/30/06            $195,730.90
 1006808016          8016         XXXXXX8016             668                ITF RAST 2006-A3 03/30/06            $345,369.58
 1006809998          9998         XXXXXX9998             668                ITF RAST 2006-A3 03/30/06            $249,874.64
 1006814865          4865         XXXXXX4865             668                ITF RAST 2006-A3 03/30/06            $189,508.86
 1006815318          5318         XXXXXX5318             668                ITF RAST 2006-A3 03/30/06             $87,860.73
 1006815912          5912         XXXXXX5912             668                ITF RAST 2006-A3 03/30/06            $324,000.00
 1006816282          6282         XXXXXX6282             668                ITF RAST 2006-A3 03/30/06            $351,932.56
 1006816340          6340         XXXXXX6340             668                ITF RAST 2006-A3 03/30/06            $145,197.51
 1006817843          7843         XXXXXX7843             668                ITF RAST 2006-A3 03/30/06            $355,947.14
 1006819245          9245         XXXXXX9245             668                ITF RAST 2006-A3 03/30/06            $130,660.12
 1006819385          9385         XXXXXX9385             668                ITF RAST 2006-A3 03/30/06            $100,417.52
 1006831851          1851         XXXXXX1851             668                ITF RAST 2006-A3 03/30/06            $306,907.03
 1006831869          1869         XXXXXX1869             668                ITF RAST 2006-A3 03/30/06            $137,792.44
 1006831877          1877         XXXXXX1877             668                ITF RAST 2006-A3 03/30/06            $265,450.00
 1006837049          7049         XXXXXX7049             668                ITF RAST 2006-A3 03/30/06            $217,870.70
 1006837064          7064         XXXXXX7064             668                ITF RAST 2006-A3 03/30/06            $133,227.83
 1006837098          7098         XXXXXX7098             668                ITF RAST 2006-A3 03/30/06            $277,223.44
 1006837205          7205         XXXXXX7205             668                ITF RAST 2006-A3 03/30/06            $188,141.79
 1006838229          8229         XXXXXX8229             668                ITF RAST 2006-A3 03/30/06            $228,041.28
 1006838310          8310         XXXXXX8310             668                ITF RAST 2006-A3 03/30/06            $200,254.20
 1006838328          8328         XXXXXX8328             668                ITF RAST 2006-A3 03/30/06               $0.00
 1006838906          8906         XXXXXX8906             668                ITF RAST 2006-A3 03/30/06            $145,870.41
 1006839011          9011         XXXXXX9011             668                ITF RAST 2006-A3 03/30/06            $245,826.07
 1006839169          9169         XXXXXX9169             668                ITF RAST 2006-A3 03/30/06            $352,717.31
 1006839318          9318         XXXXXX9318             668                ITF RAST 2006-A3 03/30/06            $265,143.82
 1006844243          4243         XXXXXX4243             668                ITF RAST 2006-A3 03/30/06            $281,115.77
 1006847030          7030         XXXXXX7030             668                ITF RAST 2006-A3 03/30/06             $54,053.28
 1006849531          9531         XXXXXX9531             668                ITF RAST 2006-A3 03/30/06            $103,916.75
 1006853137          3137         XXXXXX3137             668                ITF RAST 2006-A3 03/30/06            $471,503.70
 1006853178          3178         XXXXXX3178             668                ITF RAST 2006-A3 03/30/06            $450,805.60
 1006853228          3228         XXXXXX3228             668                ITF RAST 2006-A3 03/30/06            $407,646.68
 1006853293          3293         XXXXXX3293             668                ITF RAST 2006-A3 03/30/06            $171,365.81
 1006853301          3301         XXXXXX3301             668                ITF RAST 2006-A3 03/30/06            $210,974.21
 1006853319          3319         XXXXXX3319             668                ITF RAST 2006-A3 03/30/06             $88,386.60
 1006853392          3392         XXXXXX3392             668                ITF RAST 2006-A3 03/30/06            $134,556.71
 1006864464          4464         XXXXXX4464             668                ITF RAST 2006-A3 03/30/06            $150,216.92
 1006864589          4589         XXXXXX4589             668                ITF RAST 2006-A3 03/30/06            $110,822.05
 1006864837          4837         XXXXXX4837             668                ITF RAST 2006-A3 03/30/06            $143,374.81
 1006864860          4860         XXXXXX4860             668                ITF RAST 2006-A3 03/30/06            $259,768.59
 1006864993          4993         XXXXXX4993             668                ITF RAST 2006-A3 03/30/06            $197,738.96
 1006865453          5453         XXXXXX5453             668                ITF RAST 2006-A3 03/30/06            $142,390.44
 1006866550          6550         XXXXXX6550             668                ITF RAST 2006-A3 03/30/06            $317,600.00
 1006866741          6741         XXXXXX6741             668                ITF RAST 2006-A3 03/30/06            $304,170.94
 1006867392          7392         XXXXXX7392             668                ITF RAST 2006-A3 03/30/06            $213,557.66
 1006869869          9869         XXXXXX9869             668                ITF RAST 2006-A3 03/30/06            $239,253.18
 1006870529          0529         XXXXXX0529             668                ITF RAST 2006-A3 03/30/06             $65,831.36
 1006870776          0776         XXXXXX0776             668                ITF RAST 2006-A3 03/30/06            $142,337.21
 1006870859          0859         XXXXXX0859             668                ITF RAST 2006-A3 03/30/06            $229,506.79
 1006870941          0941         XXXXXX0941             668                ITF RAST 2006-A3 03/30/06            $315,200.00
 1006871030          1030         XXXXXX1030             668                ITF RAST 2006-A3 03/30/06            $174,013.22
 1006872996          2996         XXXXXX2996             668                ITF RAST 2006-A3 03/30/06            $116,559.78
 1006894404          4404         XXXXXX4404             668                ITF RAST 2006-A3 03/30/06            $118,875.00
 1006897720          7720         XXXXXX7720             668                ITF RAST 2006-A3 03/30/06            $245,657.44
 1006897894          7894         XXXXXX7894             668                ITF RAST 2006-A3 03/30/06            $147,134.96
 1006897936          7936         XXXXXX7936             668                ITF RAST 2006-A3 03/30/06            $392,233.76
 1006902926          2926         XXXXXX2926             668                ITF RAST 2006-A3 03/30/06            $128,422.77
 1006903767          3767         XXXXXX3767             668                ITF RAST 2006-A3 03/30/06            $356,969.37
 1006908196          8196         XXXXXX8196             668                ITF RAST 2006-A3 03/30/06            $123,697.78
 1006918930          8930         XXXXXX8930             668                ITF RAST 2006-A3 03/30/06            $131,643.06
 1006921439          1439         XXXXXX1439             668                ITF RAST 2006-A3 03/30/06            $166,400.00
 1006921462          1462         XXXXXX1462             668                ITF RAST 2006-A3 03/30/06            $220,386.44
 1006921512          1512         XXXXXX1512             668                ITF RAST 2006-A3 03/30/06            $216,000.00
 1006921611          1611         XXXXXX1611             668                ITF RAST 2006-A3 03/30/06            $235,681.52
 1006921637          1637         XXXXXX1637             668                ITF RAST 2006-A3 03/30/06             $39,552.89
 1006928186          8186         XXXXXX8186             668                ITF RAST 2006-A3 03/30/06            $200,000.00
 1006934978          4978         XXXXXX4978             668                ITF RAST 2006-A3 03/30/06               $0.00
 1006940405          0405         XXXXXX0405             668                ITF RAST 2006-A3 03/30/06            $344,000.00
 1006942674          2674         XXXXXX2674             668                ITF RAST 2006-A3 03/30/06            $306,131.22
 1006942682          2682         XXXXXX2682             668                ITF RAST 2006-A3 03/30/06            $101,456.01
 1006942781          2781         XXXXXX2781             668                ITF RAST 2006-A3 03/30/06            $190,123.39
 1006942823          2823         XXXXXX2823             668                ITF RAST 2006-A3 03/30/06            $158,525.11
 1006943102          3102         XXXXXX3102             668                ITF RAST 2006-A3 03/30/06            $107,155.09
 1006944233          4233         XXXXXX4233             668                ITF RAST 2006-A3 03/30/06            $134,900.00
 1006945107          5107         XXXXXX5107             668                ITF RAST 2006-A3 03/30/06            $185,000.00
 1006946097          6097         XXXXXX6097             668                ITF RAST 2006-A3 03/30/06            $301,562.94
 1006947715          7715         XXXXXX7715             668                ITF RAST 2006-A3 03/30/06            $190,000.00
 1006956815          6815         XXXXXX6815             668                ITF RAST 2006-A3 03/30/06            $134,635.42
 1006956849          6849         XXXXXX6849             668                ITF RAST 2006-A3 03/30/06            $220,629.51
 1006956856          6856         XXXXXX6856             668                ITF RAST 2006-A3 03/30/06            $124,953.37
 1006956864          6864         XXXXXX6864             668                ITF RAST 2006-A3 03/30/06            $325,945.43
 1006956872          6872         XXXXXX6872             668                ITF RAST 2006-A3 03/30/06            $331,795.08
 1006958415          8415         XXXXXX8415             668                ITF RAST 2006-A3 03/30/06            $314,933.93
 1006962474          2474         XXXXXX2474             668                ITF RAST 2006-A3 03/30/06             $90,810.26
 1006964595          4595         XXXXXX4595             668                ITF RAST 2006-A3 03/30/06            $444,800.00
 1006965824          5824         XXXXXX5824             668                ITF RAST 2006-A3 03/30/06            $269,216.77
 1006965949          5949         XXXXXX5949             668                ITF RAST 2006-A3 03/30/06            $261,967.02
 1006966046          6046         XXXXXX6046             668                ITF RAST 2006-A3 03/30/06            $395,225.18
 1006968778          8778         XXXXXX8778             668                ITF RAST 2006-A3 03/30/06             $64,284.93
 1006968935          8935         XXXXXX8935             668                ITF RAST 2006-A3 03/30/06            $260,288.80
 1006968943          8943         XXXXXX8943             668                ITF RAST 2006-A3 03/30/06            $384,046.50
 1006968968          8968         XXXXXX8968             668                ITF RAST 2006-A3 03/30/06             $77,389.71
 1006972192          2192         XXXXXX2192             668                ITF RAST 2006-A3 03/30/06            $403,524.92
 1006974578          4578         XXXXXX4578             668                ITF RAST 2006-A3 03/30/06            $585,000.00
 1006975468          5468         XXXXXX5468             668                ITF RAST 2006-A3 03/30/06            $216,120.64
 1006984080          4080         XXXXXX4080             668                ITF RAST 2006-A3 03/30/06             $79,954.53
 1006984676          4676         XXXXXX4676             668                ITF RAST 2006-A3 03/30/06            $125,071.25
 1006984999          4999         XXXXXX4999             668                ITF RAST 2006-A3 03/30/06            $102,856.76
 1006991820          1820         XXXXXX1820             668                ITF RAST 2006-A3 03/30/06             $71,550.07
 1006995011          5011         XXXXXX5011             668                ITF RAST 2006-A3 03/30/06            $144,939.11
 1006995110          5110         XXXXXX5110             668                ITF RAST 2006-A3 03/30/06            $167,000.00
 1006995771          5771         XXXXXX5771             668                ITF RAST 2006-A3 03/30/06             $71,737.87
 1006995821          5821         XXXXXX5821             668                ITF RAST 2006-A3 03/30/06             $61,610.08
 1006999955          9955         XXXXXX9955             668                ITF RAST 2006-A3 03/30/06            $495,792.30
 1007001355          1355         XXXXXX1355             668                ITF RAST 2006-A3 03/30/06            $379,459.44
 1007005950          5950         XXXXXX5950             668                ITF RAST 2006-A3 03/30/06             $69,725.94
 1007014051          4051         XXXXXX4051             668                ITF RAST 2006-A3 03/30/06            $193,410.98
 1007014077          4077         XXXXXX4077             668                ITF RAST 2006-A3 03/30/06            $275,484.27
 1007014143          4143         XXXXXX4143             668                ITF RAST 2006-A3 03/30/06            $237,317.38
 1007014150          4150         XXXXXX4150             668                ITF RAST 2006-A3 03/30/06            $139,971.81
 1007014325          4325         XXXXXX4325             668                ITF RAST 2006-A3 03/30/06            $218,560.56
 1007016650          6650         XXXXXX6650             668                ITF RAST 2006-A3 03/30/06            $206,331.95
 1007016783          6783         XXXXXX6783             668                ITF RAST 2006-A3 03/30/06            $203,197.77
 1007016791          6791         XXXXXX6791             668                ITF RAST 2006-A3 03/30/06            $361,191.28
 1007016809          6809         XXXXXX6809             668                ITF RAST 2006-A3 03/30/06            $217,849.31
 1007016825          6825         XXXXXX6825             668                ITF RAST 2006-A3 03/30/06            $117,353.01
 1007018201          8201         XXXXXX8201             668                ITF RAST 2006-A3 03/30/06            $321,725.18
 1007020355          0355         XXXXXX0355             668                ITF RAST 2006-A3 03/30/06            $292,392.49
 1007029257          9257         XXXXXX9257             668                ITF RAST 2006-A3 03/30/06            $123,995.40
 1007033770          3770         XXXXXX3770             668                ITF RAST 2006-A3 03/30/06            $122,762.75
 1007036245          6245         XXXXXX6245             668                ITF RAST 2006-A3 03/30/06            $223,708.64
 1007041732          1732         XXXXXX1732             668                ITF RAST 2006-A3 03/30/06            $197,462.07
 1007042623          2623         XXXXXX2623             668                ITF RAST 2006-A3 03/30/06            $276,245.68
 1007047168          7168         XXXXXX7168             668                ITF RAST 2006-A3 03/30/06            $150,030.17
 1007047416          7416         XXXXXX7416             668                ITF RAST 2006-A3 03/30/06            $257,200.00
 1007047564          7564         XXXXXX7564             668                ITF RAST 2006-A3 03/30/06            $273,291.41
 1007053216          3216         XXXXXX3216             668                ITF RAST 2006-A3 03/30/06            $413,755.00
 1007053448          3448         XXXXXX3448             668                ITF RAST 2006-A3 03/30/06            $143,579.00
 1007053851          3851         XXXXXX3851             668                ITF RAST 2006-A3 03/30/06            $158,335.79
 1007053869          3869         XXXXXX3869             668                ITF RAST 2006-A3 03/30/06            $317,094.24
 1007055435          5435         XXXXXX5435             668                ITF RAST 2006-A3 03/30/06            $273,592.68
 1007057191          7191         XXXXXX7191             668                ITF RAST 2006-A3 03/30/06            $109,046.51
 1007058553          8553         XXXXXX8553             668                ITF RAST 2006-A3 03/30/06            $350,009.54
 1007058769          8769         XXXXXX8769             668                ITF RAST 2006-A3 03/30/06            $412,949.31
 1007059007          9007         XXXXXX9007             668                ITF RAST 2006-A3 03/30/06            $353,382.00
 1007059767          9767         XXXXXX9767             668                ITF RAST 2006-A3 03/30/06            $162,324.16
 1007059775          9775         XXXXXX9775             668                ITF RAST 2006-A3 03/30/06            $134,609.98
 1007059783          9783         XXXXXX9783             668                ITF RAST 2006-A3 03/30/06            $169,450.57
 1007060054          0054         XXXXXX0054             668                ITF RAST 2006-A3 03/30/06            $403,769.37
 1007060104          0104         XXXXXX0104             668                ITF RAST 2006-A3 03/30/06            $354,165.81
 1007060112          0112         XXXXXX0112             668                ITF RAST 2006-A3 03/30/06            $106,763.94
 1007060286          0286         XXXXXX0286             668                ITF RAST 2006-A3 03/30/06            $149,659.64
 1007060294          0294         XXXXXX0294             668                ITF RAST 2006-A3 03/30/06             $78,464.67
 1007061151          1151         XXXXXX1151             668                ITF RAST 2006-A3 03/30/06            $197,764.50
 1007061169          1169         XXXXXX1169             668                ITF RAST 2006-A3 03/30/06            $117,931.46
 1007061185          1185         XXXXXX1185             668                ITF RAST 2006-A3 03/30/06            $171,844.40
 1007061193          1193         XXXXXX1193             668                ITF RAST 2006-A3 03/30/06               $0.00
 1007061201          1201         XXXXXX1201             668                ITF RAST 2006-A3 03/30/06             $65,852.14
 1007061219          1219         XXXXXX1219             668                ITF RAST 2006-A3 03/30/06            $166,363.35
 1007061367          1367         XXXXXX1367             668                ITF RAST 2006-A3 03/30/06            $154,749.47
 1007064692          4692         XXXXXX4692             668                ITF RAST 2006-A3 03/30/06            $222,731.22
 1007064825          4825         XXXXXX4825             668                ITF RAST 2006-A3 03/30/06            $262,385.02
 1007064874          4874         XXXXXX4874             668                ITF RAST 2006-A3 03/30/06            $183,480.42
 1007065962          5962         XXXXXX5962             668                ITF RAST 2006-A3 03/30/06            $147,973.52
 1007069238          9238         XXXXXX9238             668                ITF RAST 2006-A3 03/30/06            $187,000.00
 1007073966          3966         XXXXXX3966             668                ITF RAST 2006-A3 03/30/06            $138,000.00
 1007076969          6969         XXXXXX6969             668                ITF RAST 2006-A3 03/30/06            $265,111.69
 1007077884          7884         XXXXXX7884             668                ITF RAST 2006-A3 03/30/06             $87,351.42
 1007078577          8577         XXXXXX8577             668                ITF RAST 2006-A3 03/30/06            $415,941.30
 1007080367          0367         XXXXXX0367             668                ITF RAST 2006-A3 03/30/06            $240,693.51
 1007081118          1118         XXXXXX1118             668                ITF RAST 2006-A3 03/30/06            $210,151.45
 1007081746          1746         XXXXXX1746             668                ITF RAST 2006-A3 03/30/06            $340,925.05
 1007082306          2306         XXXXXX2306             668                ITF RAST 2006-A3 03/30/06            $262,160.98
 1007083114          3114         XXXXXX3114             668                ITF RAST 2006-A3 03/30/06            $106,176.69
 1007084351          4351         XXXXXX4351             668                ITF RAST 2006-A3 03/30/06            $143,320.48
 1007084666          4666         XXXXXX4666             668                ITF RAST 2006-A3 03/30/06            $202,551.72
 1007088246          8246         XXXXXX8246             668                ITF RAST 2006-A3 03/30/06            $122,580.82
 1007088253          8253         XXXXXX8253             668                ITF RAST 2006-A3 03/30/06            $116,728.53
 1007088261          8261         XXXXXX8261             668                ITF RAST 2006-A3 03/30/06            $251,144.46
 1007088279          8279         XXXXXX8279             668                ITF RAST 2006-A3 03/30/06            $166,122.27
 1007088287          8287         XXXXXX8287             668                ITF RAST 2006-A3 03/30/06            $142,244.47
 1007088295          8295         XXXXXX8295             668                ITF RAST 2006-A3 03/30/06            $181,547.82
 1007088303          8303         XXXXXX8303             668                ITF RAST 2006-A3 03/30/06             $93,039.56
 1007088311          8311         XXXXXX8311             668                ITF RAST 2006-A3 03/30/06            $155,704.93
 1007088378          8378         XXXXXX8378             668                ITF RAST 2006-A3 03/30/06            $135,175.93
 1007088386          8386         XXXXXX8386             668                ITF RAST 2006-A3 03/30/06            $167,954.82
 1007088428          8428         XXXXXX8428             668                ITF RAST 2006-A3 03/30/06             $67,368.61
 1007088469          8469         XXXXXX8469             668                ITF RAST 2006-A3 03/30/06            $298,680.00
 1007088501          8501         XXXXXX8501             668                ITF RAST 2006-A3 03/30/06            $212,000.00
 1007088519          8519         XXXXXX8519             668                ITF RAST 2006-A3 03/30/06             $70,000.00
 1007088535          8535         XXXXXX8535             668                ITF RAST 2006-A3 03/30/06            $108,837.12
 1007088584          8584         XXXXXX8584             668                ITF RAST 2006-A3 03/30/06            $111,866.96
 1007088667          8667         XXXXXX8667             668                ITF RAST 2006-A3 03/30/06            $395,714.67
 1007088675          8675         XXXXXX8675             668                ITF RAST 2006-A3 03/30/06            $381,468.89
 1007088824          8824         XXXXXX8824             668                ITF RAST 2006-A3 03/30/06            $170,268.51
 1007088840          8840         XXXXXX8840             668                ITF RAST 2006-A3 03/30/06            $240,000.00
 1007088857          8857         XXXXXX8857             668                ITF RAST 2006-A3 03/30/06            $112,000.00
 1007088865          8865         XXXXXX8865             668                ITF RAST 2006-A3 03/30/06            $325,487.96
 1007088899          8899         XXXXXX8899             668                ITF RAST 2006-A3 03/30/06            $344,000.00
 1007088931          8931         XXXXXX8931             668                ITF RAST 2006-A3 03/30/06            $120,211.17
 1007088980          8980         XXXXXX8980             668                ITF RAST 2006-A3 03/30/06            $352,000.00
 1007088998          8998         XXXXXX8998             668                ITF RAST 2006-A3 03/30/06            $291,634.90
 1007089004          9004         XXXXXX9004             668                ITF RAST 2006-A3 03/30/06            $355,000.00
 1007089012          9012         XXXXXX9012             668                ITF RAST 2006-A3 03/30/06            $207,940.80
 1007089020          9020         XXXXXX9020             668                ITF RAST 2006-A3 03/30/06            $197,112.00
 1007089046          9046         XXXXXX9046             668                ITF RAST 2006-A3 03/30/06            $142,146.96
 1007089053          9053         XXXXXX9053             668                ITF RAST 2006-A3 03/30/06            $350,000.00
 1007089079          9079         XXXXXX9079             668                ITF RAST 2006-A3 03/30/06            $210,000.00
 1007089087          9087         XXXXXX9087             668                ITF RAST 2006-A3 03/30/06            $178,600.00
 1007089095          9095         XXXXXX9095             668                ITF RAST 2006-A3 03/30/06            $246,400.00
 1007089103          9103         XXXXXX9103             668                ITF RAST 2006-A3 03/30/06            $280,450.00
 1007089129          9129         XXXXXX9129             668                ITF RAST 2006-A3 03/30/06            $206,400.00
 1007089137          9137         XXXXXX9137             668                ITF RAST 2006-A3 03/30/06            $171,500.00
 1007089145          9145         XXXXXX9145             668                ITF RAST 2006-A3 03/30/06            $278,399.80
 1007089459          9459         XXXXXX9459             668                ITF RAST 2006-A3 03/30/06            $216,000.00
 1007089517          9517         XXXXXX9517             668                ITF RAST 2006-A3 03/30/06            $417,000.00
 1007089533          9533         XXXXXX9533             668                ITF RAST 2006-A3 03/30/06            $153,936.14
 1007089541          9541         XXXXXX9541             668                ITF RAST 2006-A3 03/30/06            $133,000.00
 1007089608          9608         XXXXXX9608             668                ITF RAST 2006-A3 03/30/06            $274,229.32
 1007089632          9632         XXXXXX9632             668                ITF RAST 2006-A3 03/30/06            $339,850.00
 1007092008          2008         XXXXXX2008             668                ITF RAST 2006-A3 03/30/06            $147,651.27
 1007092867          2867         XXXXXX2867             668                ITF RAST 2006-A3 03/30/06            $132,000.00
 1007095464          5464         XXXXXX5464             668                ITF RAST 2006-A3 03/30/06            $164,000.00
 1007097726          7726         XXXXXX7726             668                ITF RAST 2006-A3 03/30/06            $165,600.00
 1007097742          7742         XXXXXX7742             668                ITF RAST 2006-A3 03/30/06            $246,850.33
 1007098633          8633         XXXXXX8633             668                ITF RAST 2006-A3 03/30/06            $136,946.52
 1007098716          8716         XXXXXX8716             668                ITF RAST 2006-A3 03/30/06            $484,433.87
 1007099912          9912         XXXXXX9912             668                ITF RAST 2006-A3 03/30/06            $242,978.84
 1007101379          1379         XXXXXX1379             668                ITF RAST 2006-A3 03/30/06             $65,000.00
 1007102609          2609         XXXXXX2609             668                ITF RAST 2006-A3 03/30/06            $122,215.94
 1007103375          3375         XXXXXX3375             668                ITF RAST 2006-A3 03/30/06            $107,068.95
 1007105347          5347         XXXXXX5347             668                ITF RAST 2006-A3 03/30/06            $210,352.11
 1007105479          5479         XXXXXX5479             668                ITF RAST 2006-A3 03/30/06            $297,384.13
 1007107038          7038         XXXXXX7038             668                ITF RAST 2006-A3 03/30/06            $340,512.37
 1007107194          7194         XXXXXX7194             668                ITF RAST 2006-A3 03/30/06            $164,000.00
 1007108762          8762         XXXXXX8762             668                ITF RAST 2006-A3 03/30/06            $175,018.24
 1007109042          9042         XXXXXX9042             668                ITF RAST 2006-A3 03/30/06            $346,875.12
 1007109463          9463         XXXXXX9463             668                ITF RAST 2006-A3 03/30/06            $138,761.64
 1007109505          9505         XXXXXX9505             668                ITF RAST 2006-A3 03/30/06            $276,960.05
 1007109554          9554         XXXXXX9554             668                ITF RAST 2006-A3 03/30/06            $276,151.93
 1007109646          9646         XXXXXX9646             668                ITF RAST 2006-A3 03/30/06            $174,246.89
 1007109729          9729         XXXXXX9729             668                ITF RAST 2006-A3 03/30/06               $0.00
 1007109802          9802         XXXXXX9802             668                ITF RAST 2006-A3 03/30/06            $164,912.23
 1007109976          9976         XXXXXX9976             668                ITF RAST 2006-A3 03/30/06             $75,143.95
 1007109984          9984         XXXXXX9984             668                ITF RAST 2006-A3 03/30/06             $76,959.80
 1007110040          0040         XXXXXX0040             668                ITF RAST 2006-A3 03/30/06            $217,500.00
 1007110057          0057         XXXXXX0057             668                ITF RAST 2006-A3 03/30/06            $143,192.22
 1007110099          0099         XXXXXX0099             668                ITF RAST 2006-A3 03/30/06             $91,181.64
 1007110156          0156         XXXXXX0156             668                ITF RAST 2006-A3 03/30/06            $126,811.59
 1007110164          0164         XXXXXX0164             668                ITF RAST 2006-A3 03/30/06            $118,853.64
 1007111709          1709         XXXXXX1709             668                ITF RAST 2006-A3 03/30/06            $160,746.70
 1007112012          2012         XXXXXX2012             668                ITF RAST 2006-A3 03/30/06            $130,153.15
 1007117078          7078         XXXXXX7078             668                ITF RAST 2006-A3 03/30/06            $150,443.87
 1007117243          7243         XXXXXX7243             668                ITF RAST 2006-A3 03/30/06            $356,324.82
 1007117870          7870         XXXXXX7870             668                ITF RAST 2006-A3 03/30/06            $369,861.01
 1007120429          0429         XXXXXX0429             668                ITF RAST 2006-A3 03/30/06             $69,234.28
 1007120742          0742         XXXXXX0742             668                ITF RAST 2006-A3 03/30/06            $359,908.99
 1007122599          2599         XXXXXX2599             668                ITF RAST 2006-A3 03/30/06            $149,364.56
 1007123514          3514         XXXXXX3514             668                ITF RAST 2006-A3 03/30/06            $417,000.00
 1007123852          3852         XXXXXX3852             668                ITF RAST 2006-A3 03/30/06            $183,458.41
 1007124017          4017         XXXXXX4017             668                ITF RAST 2006-A3 03/30/06            $175,209.67
 1007126277          6277         XXXXXX6277             668                ITF RAST 2006-A3 03/30/06            $416,306.86
 1007127275          7275         XXXXXX7275             668                ITF RAST 2006-A3 03/30/06            $360,605.98
 1007127390          7390         XXXXXX7390             668                ITF RAST 2006-A3 03/30/06            $357,146.85
 1007131798          1798         XXXXXX1798             668                ITF RAST 2006-A3 03/30/06            $424,568.99
 1007137324          7324         XXXXXX7324             668                ITF RAST 2006-A3 03/30/06            $189,945.82
 1007138181          8181         XXXXXX8181             668                ITF RAST 2006-A3 03/30/06            $113,909.06
 1007138280          8280         XXXXXX8280             668                ITF RAST 2006-A3 03/30/06            $164,961.87
 1007138694          8694         XXXXXX8694             668                ITF RAST 2006-A3 03/30/06            $126,100.00
 1007138736          8736         XXXXXX8736             668                ITF RAST 2006-A3 03/30/06            $205,922.67
 1007138769          8769         XXXXXX8769             668                ITF RAST 2006-A3 03/30/06            $199,899.99
 1007140443          0443         XXXXXX0443             668                ITF RAST 2006-A3 03/30/06            $399,485.99
 1007141235          1235         XXXXXX1235             668                ITF RAST 2006-A3 03/30/06            $236,732.70
 1007142068          2068         XXXXXX2068             668                ITF RAST 2006-A3 03/30/06            $139,519.20
 1007144858          4858         XXXXXX4858             668                ITF RAST 2006-A3 03/30/06            $235,379.51
 1007145129          5129         XXXXXX5129             668                ITF RAST 2006-A3 03/30/06            $195,723.00
 1007145517          5517         XXXXXX5517             668                ITF RAST 2006-A3 03/30/06            $263,999.99
 1007145699          5699         XXXXXX5699             668                ITF RAST 2006-A3 03/30/06            $146,855.00
 1007145723          5723         XXXXXX5723             668                ITF RAST 2006-A3 03/30/06            $169,699.42
 1007146580          6580         XXXXXX6580             668                ITF RAST 2006-A3 03/30/06            $171,148.44
 1007147349          7349         XXXXXX7349             668                ITF RAST 2006-A3 03/30/06            $339,717.94
 1007147919          7919         XXXXXX7919             668                ITF RAST 2006-A3 03/30/06            $115,578.31
 1007148990          8990         XXXXXX8990             668                ITF RAST 2006-A3 03/30/06            $348,586.17
 1007149816          9816         XXXXXX9816             668                ITF RAST 2006-A3 03/30/06            $146,614.14
 1007150210          0210         XXXXXX0210             668                ITF RAST 2006-A3 03/30/06            $238,123.79
 1007150251          0251         XXXXXX0251             668                ITF RAST 2006-A3 03/30/06            $180,000.00
 1007150517          0517         XXXXXX0517             668                ITF RAST 2006-A3 03/30/06            $109,063.30
 1007150848          0848         XXXXXX0848             668                ITF RAST 2006-A3 03/30/06            $261,957.53
 1007152950          2950         XXXXXX2950             668                ITF RAST 2006-A3 03/30/06            $158,537.34
 1007155805          5805         XXXXXX5805             668                ITF RAST 2006-A3 03/30/06            $362,225.36
 1007155912          5912         XXXXXX5912             668                ITF RAST 2006-A3 03/30/06            $253,740.22
 1007159096          9096         XXXXXX9096             668                ITF RAST 2006-A3 03/30/06            $206,311.40
 1007159575          9575         XXXXXX9575             668                ITF RAST 2006-A3 03/30/06            $254,019.39
 1007160482          0482         XXXXXX0482             668                ITF RAST 2006-A3 03/30/06            $147,620.73
 1007160797          0797         XXXXXX0797             668                ITF RAST 2006-A3 03/30/06            $195,999.80
 1007161100          1100         XXXXXX1100             668                ITF RAST 2006-A3 03/30/06            $352,822.26
 1007161274          1274         XXXXXX1274             668                ITF RAST 2006-A3 03/30/06            $494,343.54
 1007162017          2017         XXXXXX2017             668                ITF RAST 2006-A3 03/30/06            $435,984.67
 1007164260          4260         XXXXXX4260             668                ITF RAST 2006-A3 03/30/06            $164,800.00
 1007165309          5309         XXXXXX5309             668                ITF RAST 2006-A3 03/30/06            $178,187.33
 1007165945          5945         XXXXXX5945             668                ITF RAST 2006-A3 03/30/06            $153,415.10
 1007166505          6505         XXXXXX6505             668                ITF RAST 2006-A3 03/30/06            $177,378.54
 1007170812          0812         XXXXXX0812             668                ITF RAST 2006-A3 03/30/06            $175,736.03
 1007170945          0945         XXXXXX0945             668                ITF RAST 2006-A3 03/30/06            $169,999.88
 1007171091          1091         XXXXXX1091             668                ITF RAST 2006-A3 03/30/06            $178,417.68
 1007172586          2586         XXXXXX2586             668                ITF RAST 2006-A3 03/30/06            $190,514.60
 1007174236          4236         XXXXXX4236             668                ITF RAST 2006-A3 03/30/06            $197,740.36
 1007175183          5183         XXXXXX5183             668                ITF RAST 2006-A3 03/30/06            $106,861.54
 1007175340          5340         XXXXXX5340             668                ITF RAST 2006-A3 03/30/06            $308,000.00
 1007175381          5381         XXXXXX5381             668                ITF RAST 2006-A3 03/30/06            $107,900.00
 1007175423          5423         XXXXXX5423             668                ITF RAST 2006-A3 03/30/06            $276,250.00
 1007175456          5456         XXXXXX5456             668                ITF RAST 2006-A3 03/30/06            $223,929.40
 1007175506          5506         XXXXXX5506             668                ITF RAST 2006-A3 03/30/06            $178,874.19
 1007175530          5530         XXXXXX5530             668                ITF RAST 2006-A3 03/30/06               $0.00
 1007175936          5936         XXXXXX5936             668                ITF RAST 2006-A3 03/30/06            $171,795.46
 1007175969          5969         XXXXXX5969             668                ITF RAST 2006-A3 03/30/06            $175,780.14
 1007176116          6116         XXXXXX6116             668                ITF RAST 2006-A3 03/30/06             $64,135.58
 1007176447          6447         XXXXXX6447             668                ITF RAST 2006-A3 03/30/06            $107,938.09
 1007177619          7619         XXXXXX7619             668                ITF RAST 2006-A3 03/30/06            $243,750.00
 1007177692          7692         XXXXXX7692             668                ITF RAST 2006-A3 03/30/06            $248,923.00
 1007180860          0860         XXXXXX0860             668                ITF RAST 2006-A3 03/30/06            $141,893.62
 1007182098          2098         XXXXXX2098             668                ITF RAST 2006-A3 03/30/06            $371,650.00
 1007182874          2874         XXXXXX2874             668                ITF RAST 2006-A3 03/30/06            $250,400.00
 1007183187          3187         XXXXXX3187             668                ITF RAST 2006-A3 03/30/06               $0.00
 1007183344          3344         XXXXXX3344             668                ITF RAST 2006-A3 03/30/06             $77,470.28
 1007184110          4110         XXXXXX4110             668                ITF RAST 2006-A3 03/30/06            $582,399.61
 1007184268          4268         XXXXXX4268             668                ITF RAST 2006-A3 03/30/06            $216,340.00
 1007184540          4540         XXXXXX4540             668                ITF RAST 2006-A3 03/30/06            $215,960.05
 1007185208          5208         XXXXXX5208             668                ITF RAST 2006-A3 03/30/06            $266,670.80
 1007186149          6149         XXXXXX6149             668                ITF RAST 2006-A3 03/30/06             $84,500.00
 1007187279          7279         XXXXXX7279             668                ITF RAST 2006-A3 03/30/06            $304,847.71
 1007187493          7493         XXXXXX7493             668                ITF RAST 2006-A3 03/30/06            $196,190.11
 1007188442          8442         XXXXXX8442             668                ITF RAST 2006-A3 03/30/06            $179,846.78
 1007188541          8541         XXXXXX8541             668                ITF RAST 2006-A3 03/30/06            $197,956.38
 1007188574          8574         XXXXXX8574             668                ITF RAST 2006-A3 03/30/06            $133,836.85
 1007188608          8608         XXXXXX8608             668                ITF RAST 2006-A3 03/30/06             $88,105.31
 1007188848          8848         XXXXXX8848             668                ITF RAST 2006-A3 03/30/06            $209,036.28
 1007188905          8905         XXXXXX8905             668                ITF RAST 2006-A3 03/30/06            $183,184.76
 1007189614          9614         XXXXXX9614             668                ITF RAST 2006-A3 03/30/06            $261,751.97
 1007190596          0596         XXXXXX0596             668                ITF RAST 2006-A3 03/30/06            $396,667.79
 1007190760          0760         XXXXXX0760             668                ITF RAST 2006-A3 03/30/06               $0.00
 1007191065          1065         XXXXXX1065             668                ITF RAST 2006-A3 03/30/06            $296,749.48
 1007191149          1149         XXXXXX1149             668                ITF RAST 2006-A3 03/30/06            $205,706.21
 1007192717          2717         XXXXXX2717             668                ITF RAST 2006-A3 03/30/06            $217,811.99
 1007193616          3616         XXXXXX3616             668                ITF RAST 2006-A3 03/30/06            $276,399.64
 1007194465          4465         XXXXXX4465             668                ITF RAST 2006-A3 03/30/06            $182,165.84
 1007196262          6262         XXXXXX6262             668                ITF RAST 2006-A3 03/30/06            $274,772.19
 1007196460          6460         XXXXXX6460             668                ITF RAST 2006-A3 03/30/06            $147,927.76
 1007197476          7476         XXXXXX7476             668                ITF RAST 2006-A3 03/30/06            $152,768.01
 1007199316          9316         XXXXXX9316             668                ITF RAST 2006-A3 03/30/06            $140,000.00
 1007199373          9373         XXXXXX9373             668                ITF RAST 2006-A3 03/30/06            $155,427.71
 1007203563          3563         XXXXXX3563             668                ITF RAST 2006-A3 03/30/06            $312,120.67
 1007204660          4660         XXXXXX4660             668                ITF RAST 2006-A3 03/30/06            $335,106.10
 1007205691          5691         XXXXXX5691             668                ITF RAST 2006-A3 03/30/06            $267,397.84
 1007206053          6053         XXXXXX6053             668                ITF RAST 2006-A3 03/30/06            $139,684.06
 1007207226          7226         XXXXXX7226             668                ITF RAST 2006-A3 03/30/06            $197,543.72
 1007216789          6789         XXXXXX6789             668                ITF RAST 2006-A3 03/30/06             $87,319.15
 1007219544          9544         XXXXXX9544             668                ITF RAST 2006-A3 03/30/06            $250,367.10
 1007219957          9957         XXXXXX9957             668                ITF RAST 2006-A3 03/30/06             $91,056.79
 1007220583          0583         XXXXXX0583             668                ITF RAST 2006-A3 03/30/06            $198,171.84
 1007223116          3116         XXXXXX3116             668                ITF RAST 2006-A3 03/30/06            $367,134.69
 1007225061          5061         XXXXXX5061             668                ITF RAST 2006-A3 03/30/06            $283,950.22
 1007225301          5301         XXXXXX5301             668                ITF RAST 2006-A3 03/30/06            $178,869.64
 1007226721          6721         XXXXXX6721             668                ITF RAST 2006-A3 03/30/06            $207,089.57
 1007227695          7695         XXXXXX7695             668                ITF RAST 2006-A3 03/30/06            $253,395.68
 1007231531          1531         XXXXXX1531             668                ITF RAST 2006-A3 03/30/06            $170,906.25
 1007232117          2117         XXXXXX2117             668                ITF RAST 2006-A3 03/30/06            $362,784.45
 1007232844          2844         XXXXXX2844             668                ITF RAST 2006-A3 03/30/06            $451,144.03
 1007233107          3107         XXXXXX3107             668                ITF RAST 2006-A3 03/30/06            $153,911.43
 1007234519          4519         XXXXXX4519             668                ITF RAST 2006-A3 03/30/06            $323,790.00
 1007234642          4642         XXXXXX4642             668                ITF RAST 2006-A3 03/30/06            $180,000.00
 1007234782          4782         XXXXXX4782             668                ITF RAST 2006-A3 03/30/06            $277,885.48
 1007235391          5391         XXXXXX5391             668                ITF RAST 2006-A3 03/30/06            $258,037.31
 1007236589          6589         XXXXXX6589             668                ITF RAST 2006-A3 03/30/06            $359,061.20
 1007237256          7256         XXXXXX7256             668                ITF RAST 2006-A3 03/30/06            $347,920.00
 1007237413          7413         XXXXXX7413             668                ITF RAST 2006-A3 03/30/06            $132,491.82
 1007239369          9369         XXXXXX9369             668                ITF RAST 2006-A3 03/30/06            $232,800.00
 1007239609          9609         XXXXXX9609             668                ITF RAST 2006-A3 03/30/06            $325,398.08
 1007239963          9963         XXXXXX9963             668                ITF RAST 2006-A3 03/30/06            $155,136.06
 1007240722          0722         XXXXXX0722             668                ITF RAST 2006-A3 03/30/06             $54,932.62
 1007240821          0821         XXXXXX0821             668                ITF RAST 2006-A3 03/30/06            $141,814.33
 1007241449          1449         XXXXXX1449             668                ITF RAST 2006-A3 03/30/06            $161,148.88
 1007243981          3981         XXXXXX3981             668                ITF RAST 2006-A3 03/30/06            $389,624.43
 1007244336          4336         XXXXXX4336             668                ITF RAST 2006-A3 03/30/06            $394,052.65
 1007244369          4369         XXXXXX4369             668                ITF RAST 2006-A3 03/30/06            $337,443.16
 1007244443          4443         XXXXXX4443             668                ITF RAST 2006-A3 03/30/06            $208,586.08
 1007245101          5101         XXXXXX5101             668                ITF RAST 2006-A3 03/30/06            $187,116.59
 1007248329          8329         XXXXXX8329             668                ITF RAST 2006-A3 03/30/06            $408,697.18
 1007248410          8410         XXXXXX8410             668                ITF RAST 2006-A3 03/30/06            $246,982.29
 1007248667          8667         XXXXXX8667             668                ITF RAST 2006-A3 03/30/06            $151,042.43
 1007249574          9574         XXXXXX9574             668                ITF RAST 2006-A3 03/30/06            $186,098.98
 1007250531          0531         XXXXXX0531             668                ITF RAST 2006-A3 03/30/06            $168,684.76
 1007251737          1737         XXXXXX1737             668                ITF RAST 2006-A3 03/30/06            $416,000.00
 1007251760          1760         XXXXXX1760             668                ITF RAST 2006-A3 03/30/06            $115,124.34
 1007253907          3907         XXXXXX3907             668                ITF RAST 2006-A3 03/30/06             $72,900.02
 1007254202          4202         XXXXXX4202             668                ITF RAST 2006-A3 03/30/06            $228,000.00
 1007254392          4392         XXXXXX4392             668                ITF RAST 2006-A3 03/30/06            $113,139.44
 1007254988          4988         XXXXXX4988             668                ITF RAST 2006-A3 03/30/06            $386,679.15
 1007255076          5076         XXXXXX5076             668                ITF RAST 2006-A3 03/30/06            $297,799.64
 1007255902          5902         XXXXXX5902             668                ITF RAST 2006-A3 03/30/06            $366,079.09
 1007257825          7825         XXXXXX7825             668                ITF RAST 2006-A3 03/30/06            $154,336.81
 1007262007          2007         XXXXXX2007             668                ITF RAST 2006-A3 03/30/06            $170,220.53
 1007263054          3054         XXXXXX3054             668                ITF RAST 2006-A3 03/30/06            $229,540.93
 1007264144          4144         XXXXXX4144             668                ITF RAST 2006-A3 03/30/06            $251,998.88
 1007264441          4441         XXXXXX4441             668                ITF RAST 2006-A3 03/30/06            $311,853.31
 1007265299          5299         XXXXXX5299             668                ITF RAST 2006-A3 03/30/06            $271,996.04
 1007266743          6743         XXXXXX6743             668                ITF RAST 2006-A3 03/30/06            $396,980.44
 1007267246          7246         XXXXXX7246             668                ITF RAST 2006-A3 03/30/06            $158,837.35
 1007268723          8723         XXXXXX8723             668                ITF RAST 2006-A3 03/30/06            $317,641.34
 1007268780          8780         XXXXXX8780             668                ITF RAST 2006-A3 03/30/06            $438,710.47
 1007269440          9440         XXXXXX9440             668                ITF RAST 2006-A3 03/30/06            $241,649.77
 1007270455          0455         XXXXXX0455             668                ITF RAST 2006-A3 03/30/06            $232,950.86
 1007271099          1099         XXXXXX1099             668                ITF RAST 2006-A3 03/30/06            $373,093.30
 1007272097          2097         XXXXXX2097             668                ITF RAST 2006-A3 03/30/06            $294,195.65
 1007272162          2162         XXXXXX2162             668                ITF RAST 2006-A3 03/30/06            $291,231.10
 1007272345          2345         XXXXXX2345             668                ITF RAST 2006-A3 03/30/06            $198,756.02
 1007275892          5892         XXXXXX5892             668                ITF RAST 2006-A3 03/30/06            $158,820.72
 1007276296          6296         XXXXXX6296             668                ITF RAST 2006-A3 03/30/06            $257,841.29
 1007278151          8151         XXXXXX8151             668                ITF RAST 2006-A3 03/30/06            $249,548.73
 1007279068          9068         XXXXXX9068             668                ITF RAST 2006-A3 03/30/06            $173,710.13
 1007282500          2500         XXXXXX2500             668                ITF RAST 2006-A3 03/30/06            $181,020.87
 1007283250          3250         XXXXXX3250             668                ITF RAST 2006-A3 03/30/06            $223,457.11
 1007283961          3961         XXXXXX3961             668                ITF RAST 2006-A3 03/30/06            $114,131.89
 1007284795          4795         XXXXXX4795             668                ITF RAST 2006-A3 03/30/06            $231,872.18
 1007286311          6311         XXXXXX6311             668                ITF RAST 2006-A3 03/30/06             $83,962.51
 1007287525          7525         XXXXXX7525             668                ITF RAST 2006-A3 03/30/06            $244,999.00
 1007287889          7889         XXXXXX7889             668                ITF RAST 2006-A3 03/30/06            $343,627.41
 1007288507          8507         XXXXXX8507             668                ITF RAST 2006-A3 03/30/06             $98,399.22
 1007288721          8721         XXXXXX8721             668                ITF RAST 2006-A3 03/30/06            $340,000.00
 1007289968          9968         XXXXXX9968             668                ITF RAST 2006-A3 03/30/06            $413,852.11
 1007290305          0305         XXXXXX0305             668                ITF RAST 2006-A3 03/30/06            $162,791.20
 1007292798          2798         XXXXXX2798             668                ITF RAST 2006-A3 03/30/06            $339,758.85
 1007292830          2830         XXXXXX2830             668                ITF RAST 2006-A3 03/30/06            $260,000.00
 1007297516          7516         XXXXXX7516             668                ITF RAST 2006-A3 03/30/06            $167,506.24
 1007298316          8316         XXXXXX8316             668                ITF RAST 2006-A3 03/30/06             $60,000.00
 1007298407          8407         XXXXXX8407             668                ITF RAST 2006-A3 03/30/06             $64,000.00
 1007298670          8670         XXXXXX8670             668                ITF RAST 2006-A3 03/30/06             $71,200.00
 1007298688          8688         XXXXXX8688             668                ITF RAST 2006-A3 03/30/06             $64,000.00
 1007298696          8696         XXXXXX8696             668                ITF RAST 2006-A3 03/30/06             $64,000.00
 1007298753          8753         XXXXXX8753             668                ITF RAST 2006-A3 03/30/06             $89,965.39
 1007298787          8787         XXXXXX8787             668                ITF RAST 2006-A3 03/30/06            $218,402.66
 1007298803          8803         XXXXXX8803             668                ITF RAST 2006-A3 03/30/06             $70,810.58
 1007301714          1714         XXXXXX1714             668                ITF RAST 2006-A3 03/30/06            $404,907.29
 1007302274          2274         XXXXXX2274             668                ITF RAST 2006-A3 03/30/06            $395,013.53
 1007302688          2688         XXXXXX2688             668                ITF RAST 2006-A3 03/30/06            $122,269.67
 1007303702          3702         XXXXXX3702             668                ITF RAST 2006-A3 03/30/06            $137,091.97
 1007307331          7331         XXXXXX7331             668                ITF RAST 2006-A3 03/30/06            $170,173.18
 1007307794          7794         XXXXXX7794             668                ITF RAST 2006-A3 03/30/06            $409,108.17
 1007308545          8545         XXXXXX8545             668                ITF RAST 2006-A3 03/30/06            $312,564.87
 1007310053          0053         XXXXXX0053             668                ITF RAST 2006-A3 03/30/06            $280,000.00
 1007312406          2406         XXXXXX2406             668                ITF RAST 2006-A3 03/30/06            $148,921.49
 1007313859          3859         XXXXXX3859             668                ITF RAST 2006-A3 03/30/06            $153,298.51
 1007314360          4360         XXXXXX4360             668                ITF RAST 2006-A3 03/30/06            $223,341.62
 1007314907          4907         XXXXXX4907             668                ITF RAST 2006-A3 03/30/06            $201,983.49
 1007315268          5268         XXXXXX5268             668                ITF RAST 2006-A3 03/30/06            $148,371.00
 1007318627          8627         XXXXXX8627             668                ITF RAST 2006-A3 03/30/06             $73,384.72
 3000926943          6943         XXXXXX6943             668                ITF RAST 2006-A3 03/30/06            $138,693.02
 3001289689          9689         XXXXXX9689             668                ITF RAST 2006-A3 03/30/06            $115,810.09
 3001306707          6707         XXXXXX6707             668                ITF RAST 2006-A3 03/30/06             $49,248.67
 3001322753          2753         XXXXXX2753             668                ITF RAST 2006-A3 03/30/06               $0.00
 3001398597          8597         XXXXXX8597             668                ITF RAST 2006-A3 03/30/06            $243,770.42
 3001398738          8738         XXXXXX8738             668                ITF RAST 2006-A3 03/30/06            $236,000.00
 3001398811          8811         XXXXXX8811             668                ITF RAST 2006-A3 03/30/06            $239,960.00
 3001398860          8860         XXXXXX8860             668                ITF RAST 2006-A3 03/30/06            $231,200.00
 3001399140          9140         XXXXXX9140             668                ITF RAST 2006-A3 03/30/06            $296,000.00
 3001399322          9322         XXXXXX9322             668                ITF RAST 2006-A3 03/30/06            $247,606.27
 3001399330          9330         XXXXXX9330             668                ITF RAST 2006-A3 03/30/06               $0.00
 3001399447          9447         XXXXXX9447             668                ITF RAST 2006-A3 03/30/06            $260,000.00
 3001399595          9595         XXXXXX9595             668                ITF RAST 2006-A3 03/30/06            $159,994.97
 3001399710          9710         XXXXXX9710             668                ITF RAST 2006-A3 03/30/06            $456,000.00
 3001399926          9926         XXXXXX9926             668                ITF RAST 2006-A3 03/30/06            $255,775.57
 3001400039          0039         XXXXXX0039             668                ITF RAST 2006-A3 03/30/06             $49,583.21
 3001400740          0740         XXXXXX0740             668                ITF RAST 2006-A3 03/30/06            $263,200.00
 3001400757          0757         XXXXXX0757             668                ITF RAST 2006-A3 03/30/06            $211,922.45
 3001400872          0872         XXXXXX0872             668                ITF RAST 2006-A3 03/30/06            $367,931.34
 3001400898          0898         XXXXXX0898             668                ITF RAST 2006-A3 03/30/06            $287,900.00
 3001401110          1110         XXXXXX1110             668                ITF RAST 2006-A3 03/30/06            $165,697.62
 3001401136          1136         XXXXXX1136             668                ITF RAST 2006-A3 03/30/06            $359,969.47
 3001401219          1219         XXXXXX1219             668                ITF RAST 2006-A3 03/30/06            $135,985.37
 3001418288          8288         XXXXXX8288             668                ITF RAST 2006-A3 03/30/06            $151,050.00
 3001418395          8395         XXXXXX8395             668                ITF RAST 2006-A3 03/30/06            $156,589.74
 3001420672          0672         XXXXXX0672             668                ITF RAST 2006-A3 03/30/06            $200,000.00
 3001420888          0888         XXXXXX0888             668                ITF RAST 2006-A3 03/30/06            $420,000.00
 3001421324          1324         XXXXXX1324             668                ITF RAST 2006-A3 03/30/06            $100,000.00
 3001421860          1860         XXXXXX1860             668                ITF RAST 2006-A3 03/30/06            $159,949.83
 3001427271          7271         XXXXXX7271             668                ITF RAST 2006-A3 03/30/06            $279,924.23
 3001427396          7396         XXXXXX7396             668                ITF RAST 2006-A3 03/30/06            $319,558.84
 3001434137          4137         XXXXXX4137             668                ITF RAST 2006-A3 03/30/06            $190,740.86
 3001434327          4327         XXXXXX4327             668                ITF RAST 2006-A3 03/30/06            $149,960.16
 3001434400          4400         XXXXXX4400             668                ITF RAST 2006-A3 03/30/06            $195,000.00
 3001434624          4624         XXXXXX4624             668                ITF RAST 2006-A3 03/30/06            $232,000.00
 3001434640          4640         XXXXXX4640             668                ITF RAST 2006-A3 03/30/06            $108,000.00
 3001434780          4780         XXXXXX4780             668                ITF RAST 2006-A3 03/30/06            $119,966.87
 3001434830          4830         XXXXXX4830             668                ITF RAST 2006-A3 03/30/06            $127,240.94
 3001434921          4921         XXXXXX4921             668                ITF RAST 2006-A3 03/30/06            $266,898.85
 3001435159          5159         XXXXXX5159             668                ITF RAST 2006-A3 03/30/06            $109,900.00
 3001435316          5316         XXXXXX5316             668                ITF RAST 2006-A3 03/30/06            $150,843.24
 3001435472          5472         XXXXXX5472             668                ITF RAST 2006-A3 03/30/06            $127,777.17
 3001435548          5548         XXXXXX5548             668                ITF RAST 2006-A3 03/30/06            $155,301.15
 3001435829          5829         XXXXXX5829             668                ITF RAST 2006-A3 03/30/06             $64,205.19
 3001472129          2129         XXXXXX2129             668                ITF RAST 2006-A3 03/30/06            $147,292.45
 3001482227          2227         XXXXXX2227             668                ITF RAST 2006-A3 03/30/06            $177,342.57
 3001482243          2243         XXXXXX2243             668                ITF RAST 2006-A3 03/30/06            $161,600.00
 3001486327          6327         XXXXXX6327             668                ITF RAST 2006-A3 03/30/06            $182,685.17
 3001494156          4156         XXXXXX4156             668                ITF RAST 2006-A3 03/30/06            $100,487.22
 3001507981          7981         XXXXXX7981             668                ITF RAST 2006-A3 03/30/06            $137,432.60
 3001508997          8997         XXXXXX8997             668                ITF RAST 2006-A3 03/30/06               $0.00
 3001516925          6925         XXXXXX6925             668                ITF RAST 2006-A3 03/30/06            $164,000.00
 3001537053          7053         XXXXXX7053             668                ITF RAST 2006-A3 03/30/06            $163,085.20
 3001537517          7517         XXXXXX7517             668                ITF RAST 2006-A3 03/30/06            $346,475.17
 3001538036          8036         XXXXXX8036             668                ITF RAST 2006-A3 03/30/06            $231,683.16
 3001538176          8176         XXXXXX8176             668                ITF RAST 2006-A3 03/30/06            $296,725.59
 3001538804          8804         XXXXXX8804             668                ITF RAST 2006-A3 03/30/06            $202,787.71
 3001539232          9232         XXXXXX9232             668                ITF RAST 2006-A3 03/30/06            $193,761.56
 3001539299          9299         XXXXXX9299             668                ITF RAST 2006-A3 03/30/06            $193,562.09
 3001539406          9406         XXXXXX9406             668                ITF RAST 2006-A3 03/30/06            $228,736.20
 3001540065          0065         XXXXXX0065             668                ITF RAST 2006-A3 03/30/06            $231,988.18
 3001540073          0073         XXXXXX0073             668                ITF RAST 2006-A3 03/30/06            $232,000.85
 3001540206          0206         XXXXXX0206             668                ITF RAST 2006-A3 03/30/06            $172,771.13
 3001540446          0446         XXXXXX0446             668                ITF RAST 2006-A3 03/30/06            $222,177.41
 3001540511          0511         XXXXXX0511             668                ITF RAST 2006-A3 03/30/06            $180,670.85
 3001540537          0537         XXXXXX0537             668                ITF RAST 2006-A3 03/30/06            $148,157.91
 3001540545          0545         XXXXXX0545             668                ITF RAST 2006-A3 03/30/06            $166,663.34
 3001540677          0677         XXXXXX0677             668                ITF RAST 2006-A3 03/30/06            $161,242.05
 3001540727          0727         XXXXXX0727             668                ITF RAST 2006-A3 03/30/06            $197,332.61
 3001541279          1279         XXXXXX1279             668                ITF RAST 2006-A3 03/30/06            $247,012.30
 3001541352          1352         XXXXXX1352             668                ITF RAST 2006-A3 03/30/06            $186,043.77
 3001541576          1576         XXXXXX1576             668                ITF RAST 2006-A3 03/30/06            $168,099.81
 3001541717          1717         XXXXXX1717             668                ITF RAST 2006-A3 03/30/06            $255,000.00
 3001541733          1733         XXXXXX1733             668                ITF RAST 2006-A3 03/30/06            $137,060.41
 3001541931          1931         XXXXXX1931             668                ITF RAST 2006-A3 03/30/06             $71,477.33
 3001542103          2103         XXXXXX2103             668                ITF RAST 2006-A3 03/30/06               $0.00
 3001542145          2145         XXXXXX2145             668                ITF RAST 2006-A3 03/30/06            $218,679.35
 3001542541          2541         XXXXXX2541             668                ITF RAST 2006-A3 03/30/06            $110,125.39
 3001542574          2574         XXXXXX2574             668                ITF RAST 2006-A3 03/30/06            $173,883.17
 3001542673          2673         XXXXXX2673             668                ITF RAST 2006-A3 03/30/06            $223,068.74
 3001542780          2780         XXXXXX2780             668                ITF RAST 2006-A3 03/30/06            $147,449.67
 3001543218          3218         XXXXXX3218             668                ITF RAST 2006-A3 03/30/06            $114,800.95
 3001543259          3259         XXXXXX3259             668                ITF RAST 2006-A3 03/30/06            $107,261.93
 3001543267          3267         XXXXXX3267             668                ITF RAST 2006-A3 03/30/06            $247,217.95
 3001543275          3275         XXXXXX3275             668                ITF RAST 2006-A3 03/30/06            $157,177.94
 3001545155          5155         XXXXXX5155             668                ITF RAST 2006-A3 03/30/06            $189,853.96
 3001557010          7010         XXXXXX7010             668                ITF RAST 2006-A3 03/30/06            $220,465.92
 3001557218          7218         XXXXXX7218             668                ITF RAST 2006-A3 03/30/06             $99,116.42
 3001557317          7317         XXXXXX7317             668                ITF RAST 2006-A3 03/30/06             $72,953.82
 3001558604          8604         XXXXXX8604             668                ITF RAST 2006-A3 03/30/06            $103,770.62
 3001560832          0832         XXXXXX0832             668                ITF RAST 2006-A3 03/30/06            $181,943.33
 3001561772          1772         XXXXXX1772             668                ITF RAST 2006-A3 03/30/06            $168,414.58
 3001563372          3372         XXXXXX3372             668                ITF RAST 2006-A3 03/30/06             $98,836.17
 3001565070          5070         XXXXXX5070             668                ITF RAST 2006-A3 03/30/06            $187,125.89
 3001566565          6565         XXXXXX6565             668                ITF RAST 2006-A3 03/30/06            $256,405.25
 3001566623          6623         XXXXXX6623             668                ITF RAST 2006-A3 03/30/06             $93,985.54
 3001566656          6656         XXXXXX6656             668                ITF RAST 2006-A3 03/30/06            $161,660.76
 3001566706          6706         XXXXXX6706             668                ITF RAST 2006-A3 03/30/06             $66,903.57
 3001566755          6755         XXXXXX6755             668                ITF RAST 2006-A3 03/30/06               $0.00
 3001566771          6771         XXXXXX6771             668                ITF RAST 2006-A3 03/30/06            $130,414.23
 3001566862          6862         XXXXXX6862             668                ITF RAST 2006-A3 03/30/06            $134,338.93
 3001566920          6920         XXXXXX6920             668                ITF RAST 2006-A3 03/30/06            $139,992.34
 3001566979          6979         XXXXXX6979             668                ITF RAST 2006-A3 03/30/06               $0.00
 3001567001          7001         XXXXXX7001             668                ITF RAST 2006-A3 03/30/06               $0.00
 3001567084          7084         XXXXXX7084             668                ITF RAST 2006-A3 03/30/06             $78,668.24
 3001567126          7126         XXXXXX7126             668                ITF RAST 2006-A3 03/30/06             $98,918.92
 3001567209          7209         XXXXXX7209             668                ITF RAST 2006-A3 03/30/06            $228,225.70
 3001567266          7266         XXXXXX7266             668                ITF RAST 2006-A3 03/30/06            $107,786.35
 3001567290          7290         XXXXXX7290             668                ITF RAST 2006-A3 03/30/06            $182,750.37
 3001567365          7365         XXXXXX7365             668                ITF RAST 2006-A3 03/30/06            $308,883.39
 3001567373          7373         XXXXXX7373             668                ITF RAST 2006-A3 03/30/06            $109,444.89
 3001567431          7431         XXXXXX7431             668                ITF RAST 2006-A3 03/30/06            $144,398.56
 3001567456          7456         XXXXXX7456             668                ITF RAST 2006-A3 03/30/06            $140,933.40
 3001567480          7480         XXXXXX7480             668                ITF RAST 2006-A3 03/30/06            $110,873.62
 3001567910          7910         XXXXXX7910             668                ITF RAST 2006-A3 03/30/06               $0.00
 3001567969          7969         XXXXXX7969             668                ITF RAST 2006-A3 03/30/06             $72,677.48
 3001567985          7985         XXXXXX7985             668                ITF RAST 2006-A3 03/30/06             $95,069.58
 3001568082          8082         XXXXXX8082             668                ITF RAST 2006-A3 03/30/06            $135,656.55
 3001568090          8090         XXXXXX8090             668                ITF RAST 2006-A3 03/30/06            $175,234.96
 3001568223          8223         XXXXXX8223             668                ITF RAST 2006-A3 03/30/06            $158,780.77
 3001568272          8272         XXXXXX8272             668                ITF RAST 2006-A3 03/30/06            $392,609.18
 3001575442          5442         XXXXXX5442             668                ITF RAST 2006-A3 03/30/06             $50,007.26
 3001575582          5582         XXXXXX5582             668                ITF RAST 2006-A3 03/30/06            $143,908.31
 3001575657          5657         XXXXXX5657             668                ITF RAST 2006-A3 03/30/06            $207,707.92
 3001575665          5665         XXXXXX5665             668                ITF RAST 2006-A3 03/30/06            $362,846.43
 3001575681          5681         XXXXXX5681             668                ITF RAST 2006-A3 03/30/06            $518,547.59
 3001575764          5764         XXXXXX5764             668                ITF RAST 2006-A3 03/30/06            $434,282.38
 3001576036          6036         XXXXXX6036             668                ITF RAST 2006-A3 03/30/06            $221,417.15
 3001576077          6077         XXXXXX6077             668                ITF RAST 2006-A3 03/30/06            $240,700.28
 3001576093          6093         XXXXXX6093             668                ITF RAST 2006-A3 03/30/06               $0.00
 3001576143          6143         XXXXXX6143             668                ITF RAST 2006-A3 03/30/06            $247,830.28
 3001576150          6150         XXXXXX6150             668                ITF RAST 2006-A3 03/30/06            $193,519.19
 3001576663          6663         XXXXXX6663             668                ITF RAST 2006-A3 03/30/06            $202,193.03
 3001576739          6739         XXXXXX6739             668                ITF RAST 2006-A3 03/30/06               $0.00
 3001577430          7430         XXXXXX7430             668                ITF RAST 2006-A3 03/30/06            $190,917.07
 3001577505          7505         XXXXXX7505             668                ITF RAST 2006-A3 03/30/06            $368,127.65
 3001578065          8065         XXXXXX8065             668                ITF RAST 2006-A3 03/30/06             $64,441.38
 3001578123          8123         XXXXXX8123             668                ITF RAST 2006-A3 03/30/06             $64,456.49
 3001578495          8495         XXXXXX8495             668                ITF RAST 2006-A3 03/30/06             $97,893.43
 3001579915          9915         XXXXXX9915             668                ITF RAST 2006-A3 03/30/06            $261,019.47
 3001580095          0095         XXXXXX0095             668                ITF RAST 2006-A3 03/30/06            $163,277.90
 3001580392          0392         XXXXXX0392             668                ITF RAST 2006-A3 03/30/06            $220,209.66
 3001580434          0434         XXXXXX0434             668                ITF RAST 2006-A3 03/30/06            $102,069.10
 3001583636          3636         XXXXXX3636             668                ITF RAST 2006-A3 03/30/06            $187,720.68
 3001584444          4444         XXXXXX4444             668                ITF RAST 2006-A3 03/30/06            $154,337.46
 3001584576          4576         XXXXXX4576             668                ITF RAST 2006-A3 03/30/06            $240,799.59
 3001584899          4899         XXXXXX4899             668                ITF RAST 2006-A3 03/30/06            $221,310.60
 3001584964          4964         XXXXXX4964             668                ITF RAST 2006-A3 03/30/06            $167,056.80
 3001585128          5128         XXXXXX5128             668                ITF RAST 2006-A3 03/30/06            $174,306.05
 3001585227          5227         XXXXXX5227             668                ITF RAST 2006-A3 03/30/06            $167,182.47
 3001585318          5318         XXXXXX5318             668                ITF RAST 2006-A3 03/30/06            $158,785.81
 3001585367          5367         XXXXXX5367             668                ITF RAST 2006-A3 03/30/06            $119,986.66
 3001585417          5417         XXXXXX5417             668                ITF RAST 2006-A3 03/30/06            $230,860.06
 3001585722          5722         XXXXXX5722             668                ITF RAST 2006-A3 03/30/06               $0.00
 3001588338          8338         XXXXXX8338             668                ITF RAST 2006-A3 03/30/06             $86,941.74
 3001589377          9377         XXXXXX9377             668                ITF RAST 2006-A3 03/30/06            $107,634.41
 3001589906          9906         XXXXXX9906             668                ITF RAST 2006-A3 03/30/06            $198,001.54
 3001593668          3668         XXXXXX3668             668                ITF RAST 2006-A3 03/30/06            $340,146.48
 3001593700          3700         XXXXXX3700             668                ITF RAST 2006-A3 03/30/06            $110,615.00
 3001593791          3791         XXXXXX3791             668                ITF RAST 2006-A3 03/30/06             $72,722.63
 3001593999          3999         XXXXXX3999             668                ITF RAST 2006-A3 03/30/06            $139,845.85
 3001594161          4161         XXXXXX4161             668                ITF RAST 2006-A3 03/30/06            $224,819.44
 3001594187          4187         XXXXXX4187             668                ITF RAST 2006-A3 03/30/06            $187,752.77
 3001594419          4419         XXXXXX4419             668                ITF RAST 2006-A3 03/30/06            $191,512.42
 3001594484          4484         XXXXXX4484             668                ITF RAST 2006-A3 03/30/06            $286,358.82
 3001594500          4500         XXXXXX4500             668                ITF RAST 2006-A3 03/30/06             $78,939.29
 3001594641          4641         XXXXXX4641             668                ITF RAST 2006-A3 03/30/06            $144,947.53
 3001594690          4690         XXXXXX4690             668                ITF RAST 2006-A3 03/30/06             $81,004.32
 3001594724          4724         XXXXXX4724             668                ITF RAST 2006-A3 03/30/06            $187,841.50
 3001594740          4740         XXXXXX4740             668                ITF RAST 2006-A3 03/30/06            $356,171.58
 3001594773          4773         XXXXXX4773             668                ITF RAST 2006-A3 03/30/06            $181,470.97
 3001594823          4823         XXXXXX4823             668                ITF RAST 2006-A3 03/30/06            $312,676.55
 3001594831          4831         XXXXXX4831             668                ITF RAST 2006-A3 03/30/06            $148,439.25
 3001595044          5044         XXXXXX5044             668                ITF RAST 2006-A3 03/30/06             $73,663.73
 3001595309          5309         XXXXXX5309             668                ITF RAST 2006-A3 03/30/06            $165,948.72
 3001595358          5358         XXXXXX5358             668                ITF RAST 2006-A3 03/30/06             $90,903.21
 3001595622          5622         XXXXXX5622             668                ITF RAST 2006-A3 03/30/06            $227,456.52
 3001595697          5697         XXXXXX5697             668                ITF RAST 2006-A3 03/30/06            $221,329.64
 3001596331          6331         XXXXXX6331             668                ITF RAST 2006-A3 03/30/06            $148,457.57
 3001596794          6794         XXXXXX6794             668                ITF RAST 2006-A3 03/30/06            $310,256.78
 3001596950          6950         XXXXXX6950             668                ITF RAST 2006-A3 03/30/06             $68,171.40
 3001597636          7636         XXXXXX7636             668                ITF RAST 2006-A3 03/30/06             $59,493.13
 3001597834          7834         XXXXXX7834             668                ITF RAST 2006-A3 03/30/06            $105,155.83
 3001598188          8188         XXXXXX8188             668                ITF RAST 2006-A3 03/30/06            $145,731.35
 3001598246          8246         XXXXXX8246             668                ITF RAST 2006-A3 03/30/06             $75,264.03
 3001598881          8881         XXXXXX8881             668                ITF RAST 2006-A3 03/30/06            $264,668.25
 3001599079          9079         XXXXXX9079             668                ITF RAST 2006-A3 03/30/06            $221,419.22
 3001599384          9384         XXXXXX9384             668                ITF RAST 2006-A3 03/30/06            $284,013.63
 3001599780          9780         XXXXXX9780             668                ITF RAST 2006-A3 03/30/06            $166,586.05
 3001599822          9822         XXXXXX9822             668                ITF RAST 2006-A3 03/30/06            $394,908.86
 3001599913          9913         XXXXXX9913             668                ITF RAST 2006-A3 03/30/06            $370,605.76
 3001599921          9921         XXXXXX9921             668                ITF RAST 2006-A3 03/30/06            $117,504.10
 3001599939          9939         XXXXXX9939             668                ITF RAST 2006-A3 03/30/06            $143,239.44
 3001599962          9962         XXXXXX9962             668                ITF RAST 2006-A3 03/30/06               $0.00
 3001599988          9988         XXXXXX9988             668                ITF RAST 2006-A3 03/30/06            $150,319.04
 3001599996          9996         XXXXXX9996             668                ITF RAST 2006-A3 03/30/06            $103,769.66
 3001600026          0026         XXXXXX0026             668                ITF RAST 2006-A3 03/30/06            $259,495.67
 3001600042          0042         XXXXXX0042             668                ITF RAST 2006-A3 03/30/06            $322,921.45
 3001600075          0075         XXXXXX0075             668                ITF RAST 2006-A3 03/30/06            $396,142.88
 3001600083          0083         XXXXXX0083             668                ITF RAST 2006-A3 03/30/06            $333,204.28
 3001600091          0091         XXXXXX0091             668                ITF RAST 2006-A3 03/30/06            $377,975.06
 3001600125          0125         XXXXXX0125             668                ITF RAST 2006-A3 03/30/06            $134,515.60
 3001600166          0166         XXXXXX0166             668                ITF RAST 2006-A3 03/30/06            $373,230.00
 3001600307          0307         XXXXXX0307             668                ITF RAST 2006-A3 03/30/06            $216,337.04
 3001600315          0315         XXXXXX0315             668                ITF RAST 2006-A3 03/30/06            $209,896.80
 3001600414          0414         XXXXXX0414             668                ITF RAST 2006-A3 03/30/06            $118,658.76
 3001600430          0430         XXXXXX0430             668                ITF RAST 2006-A3 03/30/06             $91,780.26
 3001600463          0463         XXXXXX0463             668                ITF RAST 2006-A3 03/30/06            $172,755.44
 3001600505          0505         XXXXXX0505             668                ITF RAST 2006-A3 03/30/06            $255,112.51
 3001600513          0513         XXXXXX0513             668                ITF RAST 2006-A3 03/30/06            $225,511.41
 3001600562          0562         XXXXXX0562             668                ITF RAST 2006-A3 03/30/06            $245,604.95
 3001600604          0604         XXXXXX0604             668                ITF RAST 2006-A3 03/30/06            $162,789.93
 3001600638          0638         XXXXXX0638             668                ITF RAST 2006-A3 03/30/06            $110,149.50
 3001600661          0661         XXXXXX0661             668                ITF RAST 2006-A3 03/30/06            $101,999.25
 3001600703          0703         XXXXXX0703             668                ITF RAST 2006-A3 03/30/06               $0.00
 3001600745          0745         XXXXXX0745             668                ITF RAST 2006-A3 03/30/06             $65,725.42
 3001600760          0760         XXXXXX0760             668                ITF RAST 2006-A3 03/30/06            $162,373.78
 3001600778          0778         XXXXXX0778             668                ITF RAST 2006-A3 03/30/06             $69,556.63
 3001600919          0919         XXXXXX0919             668                ITF RAST 2006-A3 03/30/06            $189,957.66
 3001601834          1834         XXXXXX1834             668                ITF RAST 2006-A3 03/30/06            $354,853.39
 3001602402          2402         XXXXXX2402             668                ITF RAST 2006-A3 03/30/06            $201,198.99
 3001602659          2659         XXXXXX2659             668                ITF RAST 2006-A3 03/30/06            $176,057.21
 3001603152          3152         XXXXXX3152             668                ITF RAST 2006-A3 03/30/06            $175,809.94
 3001603491          3491         XXXXXX3491             668                ITF RAST 2006-A3 03/30/06            $172,604.11
 3001604325          4325         XXXXXX4325             668                ITF RAST 2006-A3 03/30/06            $134,550.62
 3001604358          4358         XXXXXX4358             668                ITF RAST 2006-A3 03/30/06            $138,417.29
 3001604366          4366         XXXXXX4366             668                ITF RAST 2006-A3 03/30/06            $256,953.31
 3001604549          4549         XXXXXX4549             668                ITF RAST 2006-A3 03/30/06            $212,904.63
 3001604721          4721         XXXXXX4721             668                ITF RAST 2006-A3 03/30/06            $269,031.13
 3001604994          4994         XXXXXX4994             668                ITF RAST 2006-A3 03/30/06            $252,624.18
 3001605397          5397         XXXXXX5397             668                ITF RAST 2006-A3 03/30/06            $184,540.19
 3001605520          5520         XXXXXX5520             668                ITF RAST 2006-A3 03/30/06             $83,502.06
 3001606627          6627         XXXXXX6627             668                ITF RAST 2006-A3 03/30/06            $316,715.06
 3001606742          6742         XXXXXX6742             668                ITF RAST 2006-A3 03/30/06            $136,619.96
 3001606890          6890         XXXXXX6890             668                ITF RAST 2006-A3 03/30/06            $114,073.77
 3001606916          6916         XXXXXX6916             668                ITF RAST 2006-A3 03/30/06             $87,188.76
 3001606932          6932         XXXXXX6932             668                ITF RAST 2006-A3 03/30/06             $61,055.04
 3001607013          7013         XXXXXX7013             668                ITF RAST 2006-A3 03/30/06            $241,685.21
 3001607021          7021         XXXXXX7021             668                ITF RAST 2006-A3 03/30/06            $277,559.67
 3001607146          7146         XXXXXX7146             668                ITF RAST 2006-A3 03/30/06            $157,407.70
 3001607294          7294         XXXXXX7294             668                ITF RAST 2006-A3 03/30/06               $0.00
 3001608656          8656         XXXXXX8656             668                ITF RAST 2006-A3 03/30/06            $109,500.16
 3001608698          8698         XXXXXX8698             668                ITF RAST 2006-A3 03/30/06            $110,497.55
 3001608706          8706         XXXXXX8706             668                ITF RAST 2006-A3 03/30/06            $248,978.09
 3001608771          8771         XXXXXX8771             668                ITF RAST 2006-A3 03/30/06             $93,141.65
 3001608789          8789         XXXXXX8789             668                ITF RAST 2006-A3 03/30/06            $271,314.45
 3001608953          8953         XXXXXX8953             668                ITF RAST 2006-A3 03/30/06            $162,850.29
 3001608995          8995         XXXXXX8995             668                ITF RAST 2006-A3 03/30/06            $140,293.75
 3001609043          9043         XXXXXX9043             668                ITF RAST 2006-A3 03/30/06            $119,232.07
 3001609209          9209         XXXXXX9209             668                ITF RAST 2006-A3 03/30/06             $91,521.88
 3001609233          9233         XXXXXX9233             668                ITF RAST 2006-A3 03/30/06            $166,725.87
 3001609332          9332         XXXXXX9332             668                ITF RAST 2006-A3 03/30/06            $222,491.82
 3001609373          9373         XXXXXX9373             668                ITF RAST 2006-A3 03/30/06            $190,861.87
 3001609399          9399         XXXXXX9399             668                ITF RAST 2006-A3 03/30/06            $107,449.91
 3001609605          9605         XXXXXX9605             668                ITF RAST 2006-A3 03/30/06             $74,247.06
 3001617160          7160         XXXXXX7160             668                ITF RAST 2006-A3 03/30/06            $150,150.10
 3001617434          7434         XXXXXX7434             668                ITF RAST 2006-A3 03/30/06            $342,939.62
 3001617574          7574         XXXXXX7574             668                ITF RAST 2006-A3 03/30/06             $71,450.42
 3001617830          7830         XXXXXX7830             668                ITF RAST 2006-A3 03/30/06            $138,240.09
 3001617848          7848         XXXXXX7848             668                ITF RAST 2006-A3 03/30/06             $96,108.21
 3001617855          7855         XXXXXX7855             668                ITF RAST 2006-A3 03/30/06             $75,114.18
 3001617897          7897         XXXXXX7897             668                ITF RAST 2006-A3 03/30/06            $410,428.76
 3001617970          7970         XXXXXX7970             668                ITF RAST 2006-A3 03/30/06            $147,279.55
 3001618267          8267         XXXXXX8267             668                ITF RAST 2006-A3 03/30/06            $248,845.95
 3001618317          8317         XXXXXX8317             668                ITF RAST 2006-A3 03/30/06            $242,042.18
 3001618341          8341         XXXXXX8341             668                ITF RAST 2006-A3 03/30/06            $268,849.88
 3001618374          8374         XXXXXX8374             668                ITF RAST 2006-A3 03/30/06            $123,492.00
 3001618390          8390         XXXXXX8390             668                ITF RAST 2006-A3 03/30/06            $270,340.54
 3001618416          8416         XXXXXX8416             668                ITF RAST 2006-A3 03/30/06            $100,186.19
 3001618887          8887         XXXXXX8887             668                ITF RAST 2006-A3 03/30/06            $177,231.13
 3001619083          9083         XXXXXX9083             668                ITF RAST 2006-A3 03/30/06            $291,391.84
 3001619646          9646         XXXXXX9646             668                ITF RAST 2006-A3 03/30/06            $110,896.31
 3001619836          9836         XXXXXX9836             668                ITF RAST 2006-A3 03/30/06            $279,761.12
 3001619885          9885         XXXXXX9885             668                ITF RAST 2006-A3 03/30/06            $130,291.69
 3001620024          0024         XXXXXX0024             668                ITF RAST 2006-A3 03/30/06            $194,033.88
 3001620065          0065         XXXXXX0065             668                ITF RAST 2006-A3 03/30/06            $187,973.16
 3001620156          0156         XXXXXX0156             668                ITF RAST 2006-A3 03/30/06            $182,119.12
 3001620248          0248         XXXXXX0248             668                ITF RAST 2006-A3 03/30/06            $133,783.93
 3001620263          0263         XXXXXX0263             668                ITF RAST 2006-A3 03/30/06            $153,474.18
 3001620347          0347         XXXXXX0347             668                ITF RAST 2006-A3 03/30/06            $245,228.03
 3001620388          0388         XXXXXX0388             668                ITF RAST 2006-A3 03/30/06            $260,003.43
 3001620487          0487         XXXXXX0487             668                ITF RAST 2006-A3 03/30/06            $104,908.70
 3001620511          0511         XXXXXX0511             668                ITF RAST 2006-A3 03/30/06            $276,997.42
 3001620560          0560         XXXXXX0560             668                ITF RAST 2006-A3 03/30/06            $221,860.67
 3001620677          0677         XXXXXX0677             668                ITF RAST 2006-A3 03/30/06            $218,000.00
 3001621279          1279         XXXXXX1279             668                ITF RAST 2006-A3 03/30/06            $136,259.54
 3001621592          1592         XXXXXX1592             668                ITF RAST 2006-A3 03/30/06            $114,698.61
 3001621634          1634         XXXXXX1634             668                ITF RAST 2006-A3 03/30/06            $123,584.25
 3001621691          1691         XXXXXX1691             668                ITF RAST 2006-A3 03/30/06            $124,412.63
 3001625924          5924         XXXXXX5924             668                ITF RAST 2006-A3 03/30/06            $133,246.92
 3001625957          5957         XXXXXX5957             668                ITF RAST 2006-A3 03/30/06            $192,712.26
 3001626070          6070         XXXXXX6070             668                ITF RAST 2006-A3 03/30/06            $381,249.47
 3001626096          6096         XXXXXX6096             668                ITF RAST 2006-A3 03/30/06            $305,070.72
 3001626179          6179         XXXXXX6179             668                ITF RAST 2006-A3 03/30/06             $94,052.08
 3001626336          6336         XXXXXX6336             668                ITF RAST 2006-A3 03/30/06             $77,953.81
 3001626393          6393         XXXXXX6393             668                ITF RAST 2006-A3 03/30/06               $0.00
 3001626468          6468         XXXXXX6468             668                ITF RAST 2006-A3 03/30/06            $119,236.57
 3001626526          6526         XXXXXX6526             668                ITF RAST 2006-A3 03/30/06            $308,843.90
 3001626708          6708         XXXXXX6708             668                ITF RAST 2006-A3 03/30/06            $113,538.93
 3001626716          6716         XXXXXX6716             668                ITF RAST 2006-A3 03/30/06            $316,956.60
 3001626807          6807         XXXXXX6807             668                ITF RAST 2006-A3 03/30/06            $217,805.00
 3001626872          6872         XXXXXX6872             668                ITF RAST 2006-A3 03/30/06            $102,917.58
 3001626914          6914         XXXXXX6914             668                ITF RAST 2006-A3 03/30/06            $285,746.83
 3001626922          6922         XXXXXX6922             668                ITF RAST 2006-A3 03/30/06            $317,496.51
 3001626948          6948         XXXXXX6948             668                ITF RAST 2006-A3 03/30/06            $316,211.31
 3001627367          7367         XXXXXX7367             668                ITF RAST 2006-A3 03/30/06            $178,035.33
 3001627474          7474         XXXXXX7474             668                ITF RAST 2006-A3 03/30/06            $161,214.02
 3001627540          7540         XXXXXX7540             668                ITF RAST 2006-A3 03/30/06            $232,545.57
 3001627573          7573         XXXXXX7573             668                ITF RAST 2006-A3 03/30/06            $146,384.61
 3001627581          7581         XXXXXX7581             668                ITF RAST 2006-A3 03/30/06            $195,941.92
 3001627672          7672         XXXXXX7672             668                ITF RAST 2006-A3 03/30/06            $101,067.57
 3001628050          8050         XXXXXX8050             668                ITF RAST 2006-A3 03/30/06            $394,605.93
 3001628126          8126         XXXXXX8126             668                ITF RAST 2006-A3 03/30/06            $216,360.99
 3001628274          8274         XXXXXX8274             668                ITF RAST 2006-A3 03/30/06            $435,609.91
 3001628282          8282         XXXXXX8282             668                ITF RAST 2006-A3 03/30/06            $368,176.18
 3001628332          8332         XXXXXX8332             668                ITF RAST 2006-A3 03/30/06            $363,883.53
 3001628340          8340         XXXXXX8340             668                ITF RAST 2006-A3 03/30/06            $391,361.75
 3001628407          8407         XXXXXX8407             668                ITF RAST 2006-A3 03/30/06            $445,642.94
 3001628761          8761         XXXXXX8761             668                ITF RAST 2006-A3 03/30/06            $139,300.08
 3001628811          8811         XXXXXX8811             668                ITF RAST 2006-A3 03/30/06            $154,620.51
 3001628886          8886         XXXXXX8886             668                ITF RAST 2006-A3 03/30/06             $75,925.40
 3001629256          9256         XXXXXX9256             668                ITF RAST 2006-A3 03/30/06            $342,312.49
 3001629736          9736         XXXXXX9736             668                ITF RAST 2006-A3 03/30/06            $151,445.60
 3001629827          9827         XXXXXX9827             668                ITF RAST 2006-A3 03/30/06             $46,578.45
 3001629835          9835         XXXXXX9835             668                ITF RAST 2006-A3 03/30/06             $48,068.95
 3001631203          1203         XXXXXX1203             668                ITF RAST 2006-A3 03/30/06            $246,373.14
 3001631245          1245         XXXXXX1245             668                ITF RAST 2006-A3 03/30/06            $108,298.24
 3001631294          1294         XXXXXX1294             668                ITF RAST 2006-A3 03/30/06            $135,172.31
 3001631310          1310         XXXXXX1310             668                ITF RAST 2006-A3 03/30/06            $368,277.57
 3001632193          2193         XXXXXX2193             668                ITF RAST 2006-A3 03/30/06            $386,584.04
 3001644172          4172         XXXXXX4172             668                ITF RAST 2006-A3 03/30/06               $0.00
 3001644289          4289         XXXXXX4289             668                ITF RAST 2006-A3 03/30/06            $239,056.36
 3001644297          4297         XXXXXX4297             668                ITF RAST 2006-A3 03/30/06            $182,450.11
 3001644487          4487         XXXXXX4487             668                ITF RAST 2006-A3 03/30/06            $213,895.77
 3001644495          4495         XXXXXX4495             668                ITF RAST 2006-A3 03/30/06            $167,353.67
 3001644529          4529         XXXXXX4529             668                ITF RAST 2006-A3 03/30/06            $305,841.60
 3001644537          4537         XXXXXX4537             668                ITF RAST 2006-A3 03/30/06            $123,120.96
 3001644560          4560         XXXXXX4560             668                ITF RAST 2006-A3 03/30/06            $233,069.72
 3001644578          4578         XXXXXX4578             668                ITF RAST 2006-A3 03/30/06            $164,740.53
 3001644602          4602         XXXXXX4602             668                ITF RAST 2006-A3 03/30/06             $84,267.20
 3001644792          4792         XXXXXX4792             668                ITF RAST 2006-A3 03/30/06            $233,962.87
 3001644818          4818         XXXXXX4818             668                ITF RAST 2006-A3 03/30/06            $276,501.49
 3001644826          4826         XXXXXX4826             668                ITF RAST 2006-A3 03/30/06            $142,766.91
 3001649502          9502         XXXXXX9502             668                ITF RAST 2006-A3 03/30/06            $100,000.00
 3001657588          7588         XXXXXX7588             668                ITF RAST 2006-A3 03/30/06             $52,179.81
 3001659790          9790         XXXXXX9790             668                ITF RAST 2006-A3 03/30/06            $356,149.50
 3001659949          9949         XXXXXX9949             668                ITF RAST 2006-A3 03/30/06            $144,449.51
 3001659972          9972         XXXXXX9972             668                ITF RAST 2006-A3 03/30/06            $390,353.22
 3001660046          0046         XXXXXX0046             668                ITF RAST 2006-A3 03/30/06            $276,353.21
 3001660202          0202         XXXXXX0202             668                ITF RAST 2006-A3 03/30/06            $225,442.19
 3001660335          0335         XXXXXX0335             668                ITF RAST 2006-A3 03/30/06            $290,936.99
 3001660400          0400         XXXXXX0400             668                ITF RAST 2006-A3 03/30/06            $313,000.00
 3001660749          0749         XXXXXX0749             668                ITF RAST 2006-A3 03/30/06            $166,713.29
 3001666639          6639         XXXXXX6639             668                ITF RAST 2006-A3 03/30/06            $321,306.04
 3001668767          8767         XXXXXX8767             668                ITF RAST 2006-A3 03/30/06            $395,358.84
 3001680176          0176         XXXXXX0176             668                ITF RAST 2006-A3 03/30/06            $304,000.00
 3001680291          0291         XXXXXX0291             668                ITF RAST 2006-A3 03/30/06            $203,892.67
 3001681380          1380         XXXXXX1380             668                ITF RAST 2006-A3 03/30/06            $192,000.00
 3001696693          6693         XXXXXX6693             668                ITF RAST 2006-A3 03/30/06            $222,073.37
 3001696735          6735         XXXXXX6735             668                ITF RAST 2006-A3 03/30/06             $63,419.04
 3001696750          6750         XXXXXX6750             668                ITF RAST 2006-A3 03/30/06            $109,592.35
 3001696768          6768         XXXXXX6768             668                ITF RAST 2006-A3 03/30/06            $163,507.57
 3001696982          6982         XXXXXX6982             668                ITF RAST 2006-A3 03/30/06            $206,772.97
 3001697071          7071         XXXXXX7071             668                ITF RAST 2006-A3 03/30/06            $173,597.10
 3001697147          7147         XXXXXX7147             668                ITF RAST 2006-A3 03/30/06            $477,227.04
 3001697170          7170         XXXXXX7170             668                ITF RAST 2006-A3 03/30/06             $72,991.73
 3001697188          7188         XXXXXX7188             668                ITF RAST 2006-A3 03/30/06            $114,701.32
 3001697279          7279         XXXXXX7279             668                ITF RAST 2006-A3 03/30/06            $143,865.64
 3001697295          7295         XXXXXX7295             668                ITF RAST 2006-A3 03/30/06            $336,182.21
 3001697303          7303         XXXXXX7303             668                ITF RAST 2006-A3 03/30/06            $346,215.27
 3001697329          7329         XXXXXX7329             668                ITF RAST 2006-A3 03/30/06            $355,752.73
 3001697477          7477         XXXXXX7477             668                ITF RAST 2006-A3 03/30/06            $198,277.85
 3001697758          7758         XXXXXX7758             668                ITF RAST 2006-A3 03/30/06             $87,756.94
 3001697766          7766         XXXXXX7766             668                ITF RAST 2006-A3 03/30/06            $158,085.14
 3001697956          7956         XXXXXX7956             668                ITF RAST 2006-A3 03/30/06            $289,476.69
 3001697964          7964         XXXXXX7964             668                ITF RAST 2006-A3 03/30/06            $240,193.69
 3001698137          8137         XXXXXX8137             668                ITF RAST 2006-A3 03/30/06            $182,932.16
 3001698236          8236         XXXXXX8236             668                ITF RAST 2006-A3 03/30/06            $204,406.27
 3001698301          8301         XXXXXX8301             668                ITF RAST 2006-A3 03/30/06            $283,050.09
 3001698350          8350         XXXXXX8350             668                ITF RAST 2006-A3 03/30/06            $183,518.76
 3001698400          8400         XXXXXX8400             668                ITF RAST 2006-A3 03/30/06            $124,669.36
 3001698517          8517         XXXXXX8517             668                ITF RAST 2006-A3 03/30/06            $200,465.01
 3001698525          8525         XXXXXX8525             668                ITF RAST 2006-A3 03/30/06             $99,973.99
 3001698632          8632         XXXXXX8632             668                ITF RAST 2006-A3 03/30/06             $99,262.84
 3001698681          8681         XXXXXX8681             668                ITF RAST 2006-A3 03/30/06             $59,446.87
 3001698863          8863         XXXXXX8863             668                ITF RAST 2006-A3 03/30/06             $97,962.08
 3001699085          9085         XXXXXX9085             668                ITF RAST 2006-A3 03/30/06            $141,820.77
 3001699267          9267         XXXXXX9267             668                ITF RAST 2006-A3 03/30/06               $0.00
 3001699291          9291         XXXXXX9291             668                ITF RAST 2006-A3 03/30/06            $108,054.06
 3001699432          9432         XXXXXX9432             668                ITF RAST 2006-A3 03/30/06            $248,000.00
 3001699705          9705         XXXXXX9705             668                ITF RAST 2006-A3 03/30/06            $189,682.66
 3001699713          9713         XXXXXX9713             668                ITF RAST 2006-A3 03/30/06            $159,940.58
 3001702442          2442         XXXXXX2442             668                ITF RAST 2006-A3 03/30/06            $103,263.56
 3001702582          2582         XXXXXX2582             668                ITF RAST 2006-A3 03/30/06            $184,500.00
 3001702640          2640         XXXXXX2640             668                ITF RAST 2006-A3 03/30/06            $106,280.26
 3001702889          2889         XXXXXX2889             668                ITF RAST 2006-A3 03/30/06            $261,776.15
 3001703077          3077         XXXXXX3077             668                ITF RAST 2006-A3 03/30/06            $240,800.00
 3001703358          3358         XXXXXX3358             668                ITF RAST 2006-A3 03/30/06            $109,548.93
 3001716947          6947         XXXXXX6947             668                ITF RAST 2006-A3 03/30/06             $82,370.93
 3001717135          7135         XXXXXX7135             668                ITF RAST 2006-A3 03/30/06            $179,273.61
 3001717325          7325         XXXXXX7325             668                ITF RAST 2006-A3 03/30/06             $59,302.00
 3001717465          7465         XXXXXX7465             668                ITF RAST 2006-A3 03/30/06             $70,669.36
 3017059266          9266         XXXXXX9266             668                ITF RAST 2006-A3 03/30/06            $262,282.09
 1006496168          6168         XXXXXX6168             664                ITF RAST 2006-A4 03/30/06            $216,000.00
 1006496325          6325         XXXXXX6325             664                ITF RAST 2006-A4 03/30/06            $319,906.85
 1006567612          7612         XXXXXX7612             664                ITF RAST 2006-A4 03/30/06            $276,592.92
 1006567729          7729         XXXXXX7729             664                ITF RAST 2006-A4 03/30/06            $130,125.00
 1006567836          7836         XXXXXX7836             664                ITF RAST 2006-A4 03/30/06            $151,988.31
 1006567943          7943         XXXXXX7943             664                ITF RAST 2006-A4 03/30/06            $125,152.46
 1006617532          7532         XXXXXX7532             664                ITF RAST 2006-A4 03/30/06            $300,000.00
 1006632432          2432         XXXXXX2432             664                ITF RAST 2006-A4 03/30/06            $208,800.00
 1006660839          0839         XXXXXX0839             664                ITF RAST 2006-A4 03/30/06            $288,150.00
 1006660847          0847         XXXXXX0847             664                ITF RAST 2006-A4 03/30/06            $220,839.64
 1006660912          0912         XXXXXX0912             664                ITF RAST 2006-A4 03/30/06            $204,350.00
 1006660920          0920         XXXXXX0920             664                ITF RAST 2006-A4 03/30/06            $264,000.00
 1006660961          0961         XXXXXX0961             664                ITF RAST 2006-A4 03/30/06            $212,000.00
 1006660979          0979         XXXXXX0979             664                ITF RAST 2006-A4 03/30/06            $319,899.94
 1006660995          0995         XXXXXX0995             664                ITF RAST 2006-A4 03/30/06            $217,600.00
 1006687923          7923         XXXXXX7923             664                ITF RAST 2006-A4 03/30/06            $249,900.00
 1006687972          7972         XXXXXX7972             664                ITF RAST 2006-A4 03/30/06            $251,147.74
 1006697427          7427         XXXXXX7427             664                ITF RAST 2006-A4 03/30/06            $243,900.00
 1006697518          7518         XXXXXX7518             664                ITF RAST 2006-A4 03/30/06            $239,384.43
 1006697542          7542         XXXXXX7542             664                ITF RAST 2006-A4 03/30/06            $285,499.40
 1006697625          7625         XXXXXX7625             664                ITF RAST 2006-A4 03/30/06            $270,000.00
 1006697641          7641         XXXXXX7641             664                ITF RAST 2006-A4 03/30/06            $251,998.99
 1006697674          7674         XXXXXX7674             664                ITF RAST 2006-A4 03/30/06            $240,736.04
 1006702763          2763         XXXXXX2763             664                ITF RAST 2006-A4 03/30/06            $191,200.00
 1006702805          2805         XXXXXX2805             664                ITF RAST 2006-A4 03/30/06            $344,000.00
 1006702938          2938         XXXXXX2938             664                ITF RAST 2006-A4 03/30/06            $359,514.60
 1006703035          3035         XXXXXX3035             664                ITF RAST 2006-A4 03/30/06            $593,971.55
 1006703332          3332         XXXXXX3332             664                ITF RAST 2006-A4 03/30/06            $219,999.18
 1006703506          3506         XXXXXX3506             664                ITF RAST 2006-A4 03/30/06            $340,479.76
 1006703555          3555         XXXXXX3555             664                ITF RAST 2006-A4 03/30/06            $200,000.00
 1006703571          3571         XXXXXX3571             664                ITF RAST 2006-A4 03/30/06            $175,366.96
 1006734873          4873         XXXXXX4873             664                ITF RAST 2006-A4 03/30/06            $202,800.00
 1006734881          4881         XXXXXX4881             664                ITF RAST 2006-A4 03/30/06            $206,000.00
 1006734931          4931         XXXXXX4931             664                ITF RAST 2006-A4 03/30/06            $172,000.00
 1006735243          5243         XXXXXX5243             664                ITF RAST 2006-A4 03/30/06            $113,396.92
 1006735268          5268         XXXXXX5268             664                ITF RAST 2006-A4 03/30/06            $279,200.00
 1006745366          5366         XXXXXX5366             664                ITF RAST 2006-A4 03/30/06            $107,969.62
 1006747776          7776         XXXXXX7776             664                ITF RAST 2006-A4 03/30/06            $198,861.87
 1006752222          2222         XXXXXX2222             664                ITF RAST 2006-A4 03/30/06            $335,999.88
 1006752248          2248         XXXXXX2248             664                ITF RAST 2006-A4 03/30/06            $631,450.92
 1006754301          4301         XXXXXX4301             664                ITF RAST 2006-A4 03/30/06            $208,000.00
 1006761413          1413         XXXXXX1413             664                ITF RAST 2006-A4 03/30/06            $203,936.25
 1006761421          1421         XXXXXX1421             664                ITF RAST 2006-A4 03/30/06            $320,000.00
 1006761447          1447         XXXXXX1447             664                ITF RAST 2006-A4 03/30/06            $231,962.91
 1006761454          1454         XXXXXX1454             664                ITF RAST 2006-A4 03/30/06            $105,600.00
 1006761496          1496         XXXXXX1496             664                ITF RAST 2006-A4 03/30/06            $151,198.90
 1006761546          1546         XXXXXX1546             664                ITF RAST 2006-A4 03/30/06            $239,955.55
 1006761561          1561         XXXXXX1561             664                ITF RAST 2006-A4 03/30/06               $0.00
 1006761611          1611         XXXXXX1611             664                ITF RAST 2006-A4 03/30/06            $182,400.00
 1006761801          1801         XXXXXX1801             664                ITF RAST 2006-A4 03/30/06            $136,000.00
 1006767097          7097         XXXXXX7097             664                ITF RAST 2006-A4 03/30/06            $129,946.23
 1006767105          7105         XXXXXX7105             664                ITF RAST 2006-A4 03/30/06               $0.00
 1006783276          3276         XXXXXX3276             664                ITF RAST 2006-A4 03/30/06            $203,333.84
 1006783292          3292         XXXXXX3292             664                ITF RAST 2006-A4 03/30/06            $248,000.00
 1006783300          3300         XXXXXX3300             664                ITF RAST 2006-A4 03/30/06            $288,000.00
 1006783318          3318         XXXXXX3318             664                ITF RAST 2006-A4 03/30/06            $158,789.27
 1006783326          3326         XXXXXX3326             664                ITF RAST 2006-A4 03/30/06            $310,400.00
 1006783375          3375         XXXXXX3375             664                ITF RAST 2006-A4 03/30/06            $182,400.00
 1006783383          3383         XXXXXX3383             664                ITF RAST 2006-A4 03/30/06            $227,900.00
 1006783441          3441         XXXXXX3441             664                ITF RAST 2006-A4 03/30/06            $266,400.00
 1006810020          0020         XXXXXX0020             664                ITF RAST 2006-A4 03/30/06            $200,000.00
 1006810038          0038         XXXXXX0038             664                ITF RAST 2006-A4 03/30/06            $199,998.73
 1006810053          0053         XXXXXX0053             664                ITF RAST 2006-A4 03/30/06            $148,000.00
 1006810061          0061         XXXXXX0061             664                ITF RAST 2006-A4 03/30/06            $250,400.00
 1006810079          0079         XXXXXX0079             664                ITF RAST 2006-A4 03/30/06            $204,000.00
 1006816746          6746         XXXXXX6746             664                ITF RAST 2006-A4 03/30/06            $209,120.00
 1006816886          6886         XXXXXX6886             664                ITF RAST 2006-A4 03/30/06            $216,000.00
 1006816936          6936         XXXXXX6936             664                ITF RAST 2006-A4 03/30/06            $166,400.00
 1006817082          7082         XXXXXX7082             664                ITF RAST 2006-A4 03/30/06            $259,928.82
 1006817124          7124         XXXXXX7124             664                ITF RAST 2006-A4 03/30/06            $173,200.00
 1006817181          7181         XXXXXX7181             664                ITF RAST 2006-A4 03/30/06            $359,588.04
 1006817355          7355         XXXXXX7355             664                ITF RAST 2006-A4 03/30/06            $332,000.00
 1006818171          8171         XXXXXX8171             664                ITF RAST 2006-A4 03/30/06            $314,919.61
 1006818189          8189         XXXXXX8189             664                ITF RAST 2006-A4 03/30/06            $248,400.00
 1006818247          8247         XXXXXX8247             664                ITF RAST 2006-A4 03/30/06            $139,750.00
 1006818684          8684         XXXXXX8684             664                ITF RAST 2006-A4 03/30/06            $187,500.00
 1006819153          9153         XXXXXX9153             664                ITF RAST 2006-A4 03/30/06            $319,905.95
 1006819302          9302         XXXXXX9302             664                ITF RAST 2006-A4 03/30/06            $115,973.69
 1006819450          9450         XXXXXX9450             664                ITF RAST 2006-A4 03/30/06            $194,400.00
 1006819559          9559         XXXXXX9559             664                ITF RAST 2006-A4 03/30/06            $317,315.05
 1006819617          9617         XXXXXX9617             664                ITF RAST 2006-A4 03/30/06            $296,250.00
 1006819625          9625         XXXXXX9625             664                ITF RAST 2006-A4 03/30/06            $277,500.00
 1006819732          9732         XXXXXX9732             664                ITF RAST 2006-A4 03/30/06            $158,451.14
 1006819856          9856         XXXXXX9856             664                ITF RAST 2006-A4 03/30/06            $448,000.00
 1006820904          0904         XXXXXX0904             664                ITF RAST 2006-A4 03/30/06            $131,917.23
 1006827248          7248         XXXXXX7248             664                ITF RAST 2006-A4 03/30/06            $388,949.95
 1006837155          7155         XXXXXX7155             664                ITF RAST 2006-A4 03/30/06             $99,162.38
 1006838187          8187         XXXXXX8187             664                ITF RAST 2006-A4 03/30/06            $308,800.00
 1006838195          8195         XXXXXX8195             664                ITF RAST 2006-A4 03/30/06            $308,000.00
 1006838203          8203         XXXXXX8203             664                ITF RAST 2006-A4 03/30/06            $196,600.00
 1006838211          8211         XXXXXX8211             664                ITF RAST 2006-A4 03/30/06            $147,900.00
 1006838237          8237         XXXXXX8237             664                ITF RAST 2006-A4 03/30/06            $384,000.00
 1006838260          8260         XXXXXX8260             664                ITF RAST 2006-A4 03/30/06            $216,000.00
 1006838286          8286         XXXXXX8286             664                ITF RAST 2006-A4 03/30/06            $414,000.00
 1006838294          8294         XXXXXX8294             664                ITF RAST 2006-A4 03/30/06            $151,852.53
 1006838302          8302         XXXXXX8302             664                ITF RAST 2006-A4 03/30/06            $127,600.00
 1006838377          8377         XXXXXX8377             664                ITF RAST 2006-A4 03/30/06            $168,000.00
 1006838401          8401         XXXXXX8401             664                ITF RAST 2006-A4 03/30/06            $250,000.00
 1006838880          8880         XXXXXX8880             664                ITF RAST 2006-A4 03/30/06            $239,200.00
 1006838914          8914         XXXXXX8914             664                ITF RAST 2006-A4 03/30/06            $288,720.28
 1006838989          8989         XXXXXX8989             664                ITF RAST 2006-A4 03/30/06            $335,200.00
 1006839045          9045         XXXXXX9045             664                ITF RAST 2006-A4 03/30/06            $225,600.00
 1006839078          9078         XXXXXX9078             664                ITF RAST 2006-A4 03/30/06            $226,320.00
 1006839284          9284         XXXXXX9284             664                ITF RAST 2006-A4 03/30/06            $112,000.00
 1006839334          9334         XXXXXX9334             664                ITF RAST 2006-A4 03/30/06            $103,200.00
 1006848111          8111         XXXXXX8111             664                ITF RAST 2006-A4 03/30/06               $0.00
 1006856569          6569         XXXXXX6569             664                ITF RAST 2006-A4 03/30/06            $197,400.00
 1006865040          5040         XXXXXX5040             664                ITF RAST 2006-A4 03/30/06            $155,768.39
 1006865214          5214         XXXXXX5214             664                ITF RAST 2006-A4 03/30/06               $0.00
 1006865289          5289         XXXXXX5289             664                ITF RAST 2006-A4 03/30/06            $291,200.00
 1006865347          5347         XXXXXX5347             664                ITF RAST 2006-A4 03/30/06            $190,000.00
 1006865487          5487         XXXXXX5487             664                ITF RAST 2006-A4 03/30/06            $182,000.00
 1006865503          5503         XXXXXX5503             664                ITF RAST 2006-A4 03/30/06            $223,100.00
 1006865537          5537         XXXXXX5537             664                ITF RAST 2006-A4 03/30/06            $212,000.00
 1006865628          5628         XXXXXX5628             664                ITF RAST 2006-A4 03/30/06            $158,400.00
 1006865875          5875         XXXXXX5875             664                ITF RAST 2006-A4 03/30/06            $243,750.00
 1006866576          6576         XXXXXX6576             664                ITF RAST 2006-A4 03/30/06            $329,600.00
 1006866584          6584         XXXXXX6584             664                ITF RAST 2006-A4 03/30/06            $212,000.00
 1006866634          6634         XXXXXX6634             664                ITF RAST 2006-A4 03/30/06            $242,400.00
 1006866675          6675         XXXXXX6675             664                ITF RAST 2006-A4 03/30/06            $146,400.00
 1006866691          6691         XXXXXX6691             664                ITF RAST 2006-A4 03/30/06            $203,993.96
 1006866725          6725         XXXXXX6725             664                ITF RAST 2006-A4 03/30/06            $239,000.00
 1006866758          6758         XXXXXX6758             664                ITF RAST 2006-A4 03/30/06            $359,000.00
 1006866782          6782         XXXXXX6782             664                ITF RAST 2006-A4 03/30/06            $223,996.61
 1006866832          6832         XXXXXX6832             664                ITF RAST 2006-A4 03/30/06            $245,526.82
 1006866857          6857         XXXXXX6857             664                ITF RAST 2006-A4 03/30/06            $210,000.00
 1006866873          6873         XXXXXX6873             664                ITF RAST 2006-A4 03/30/06            $359,114.31
 1006866907          6907         XXXXXX6907             664                ITF RAST 2006-A4 03/30/06            $327,999.77
 1006867384          7384         XXXXXX7384             664                ITF RAST 2006-A4 03/30/06            $170,106.06
 1006867400          7400         XXXXXX7400             664                ITF RAST 2006-A4 03/30/06            $277,600.00
 1006867418          7418         XXXXXX7418             664                ITF RAST 2006-A4 03/30/06            $223,103.34
 1006867426          7426         XXXXXX7426             664                ITF RAST 2006-A4 03/30/06            $229,600.00
 1006867434          7434         XXXXXX7434             664                ITF RAST 2006-A4 03/30/06            $384,000.00
 1006867442          7442         XXXXXX7442             664                ITF RAST 2006-A4 03/30/06            $349,520.00
 1006867475          7475         XXXXXX7475             664                ITF RAST 2006-A4 03/30/06            $311,999.27
 1006867483          7483         XXXXXX7483             664                ITF RAST 2006-A4 03/30/06            $278,392.99
 1006867491          7491         XXXXXX7491             664                ITF RAST 2006-A4 03/30/06            $304,000.00
 1006867533          7533         XXXXXX7533             664                ITF RAST 2006-A4 03/30/06            $335,600.00
 1006867558          7558         XXXXXX7558             664                ITF RAST 2006-A4 03/30/06            $327,996.79
 1006870503          0503         XXXXXX0503             664                ITF RAST 2006-A4 03/30/06            $215,200.00
 1006870511          0511         XXXXXX0511             664                ITF RAST 2006-A4 03/30/06            $285,500.00
 1006870560          0560         XXXXXX0560             664                ITF RAST 2006-A4 03/30/06               $0.00
 1006870636          0636         XXXXXX0636             664                ITF RAST 2006-A4 03/30/06             $74,693.32
 1006870644          0644         XXXXXX0644             664                ITF RAST 2006-A4 03/30/06            $142,794.13
 1006870685          0685         XXXXXX0685             664                ITF RAST 2006-A4 03/30/06            $375,200.00
 1006870693          0693         XXXXXX0693             664                ITF RAST 2006-A4 03/30/06            $306,000.00
 1006870784          0784         XXXXXX0784             664                ITF RAST 2006-A4 03/30/06            $305,350.00
 1006870818          0818         XXXXXX0818             664                ITF RAST 2006-A4 03/30/06            $144,000.00
 1006870875          0875         XXXXXX0875             664                ITF RAST 2006-A4 03/30/06            $112,200.00
 1006870966          0966         XXXXXX0966             664                ITF RAST 2006-A4 03/30/06            $135,200.00
 1006871006          1006         XXXXXX1006             664                ITF RAST 2006-A4 03/30/06            $359,108.33
 1006871055          1055         XXXXXX1055             664                ITF RAST 2006-A4 03/30/06            $131,200.00
 1006871097          1097         XXXXXX1097             664                ITF RAST 2006-A4 03/30/06            $193,600.00
 1006871139          1139         XXXXXX1139             664                ITF RAST 2006-A4 03/30/06            $195,000.00
 1006871162          1162         XXXXXX1162             664                ITF RAST 2006-A4 03/30/06             $89,400.00
 1006871170          1170         XXXXXX1170             664                ITF RAST 2006-A4 03/30/06            $283,200.00
 1006871220          1220         XXXXXX1220             664                ITF RAST 2006-A4 03/30/06            $165,500.00
 1006871303          1303         XXXXXX1303             664                ITF RAST 2006-A4 03/30/06             $68,969.80
 1006871345          1345         XXXXXX1345             664                ITF RAST 2006-A4 03/30/06            $146,500.00
 1006871352          1352         XXXXXX1352             664                ITF RAST 2006-A4 03/30/06            $165,449.14
 1006871394          1394         XXXXXX1394             664                ITF RAST 2006-A4 03/30/06             $89,250.00
 1006871402          1402         XXXXXX1402             664                ITF RAST 2006-A4 03/30/06            $215,546.97
 1006871410          1410         XXXXXX1410             664                ITF RAST 2006-A4 03/30/06            $140,000.00
 1006875452          5452         XXXXXX5452             664                ITF RAST 2006-A4 03/30/06             $77,004.12
 1006883506          3506         XXXXXX3506             664                ITF RAST 2006-A4 03/30/06             $89,656.37
 1006883548          3548         XXXXXX3548             664                ITF RAST 2006-A4 03/30/06            $274,400.00
 1006883621          3621         XXXXXX3621             664                ITF RAST 2006-A4 03/30/06            $276,000.00
 1006896771          6771         XXXXXX6771             664                ITF RAST 2006-A4 03/30/06            $216,000.00
 1006898017          8017         XXXXXX8017             664                ITF RAST 2006-A4 03/30/06            $394,869.24
 1006908378          8378         XXXXXX8378             664                ITF RAST 2006-A4 03/30/06            $101,100.00
 1006919144          9144         XXXXXX9144             664                ITF RAST 2006-A4 03/30/06            $246,882.68
 1006921447          1447         XXXXXX1447             664                ITF RAST 2006-A4 03/30/06            $324,900.00
 1006921520          1520         XXXXXX1520             664                ITF RAST 2006-A4 03/30/06            $294,000.00
 1006923179          3179         XXXXXX3179             664                ITF RAST 2006-A4 03/30/06             $51,657.94
 1006935025          5025         XXXXXX5025             664                ITF RAST 2006-A4 03/30/06            $199,991.93
 1006935033          5033         XXXXXX5033             664                ITF RAST 2006-A4 03/30/06            $240,000.00
 1006941288          1288         XXXXXX1288             664                ITF RAST 2006-A4 03/30/06             $67,683.42
 1006942526          2526         XXXXXX2526             664                ITF RAST 2006-A4 03/30/06            $206,250.00
 1006942542          2542         XXXXXX2542             664                ITF RAST 2006-A4 03/30/06            $159,695.67
 1006942641          2641         XXXXXX2641             664                ITF RAST 2006-A4 03/30/06            $259,995.00
 1006942724          2724         XXXXXX2724             664                ITF RAST 2006-A4 03/30/06            $223,500.00
 1006942732          2732         XXXXXX2732             664                ITF RAST 2006-A4 03/30/06            $192,760.00
 1006942773          2773         XXXXXX2773             664                ITF RAST 2006-A4 03/30/06            $123,898.71
 1006942799          2799         XXXXXX2799             664                ITF RAST 2006-A4 03/30/06            $347,300.92
 1006942914          2914         XXXXXX2914             664                ITF RAST 2006-A4 03/30/06             $55,000.00
 1006942955          2955         XXXXXX2955             664                ITF RAST 2006-A4 03/30/06            $244,000.00
 1006942997          2997         XXXXXX2997             664                ITF RAST 2006-A4 03/30/06            $254,000.00
 1006943011          3011         XXXXXX3011             664                ITF RAST 2006-A4 03/30/06            $344,000.00
 1006943045          3045         XXXXXX3045             664                ITF RAST 2006-A4 03/30/06            $336,000.00
 1006943086          3086         XXXXXX3086             664                ITF RAST 2006-A4 03/30/06            $111,896.53
 1006965907          5907         XXXXXX5907             664                ITF RAST 2006-A4 03/30/06            $288,000.00
 1006966038          6038         XXXXXX6038             664                ITF RAST 2006-A4 03/30/06            $470,000.00
 1006966061          6061         XXXXXX6061             664                ITF RAST 2006-A4 03/30/06            $207,999.99
 1006966095          6095         XXXXXX6095             664                ITF RAST 2006-A4 03/30/06            $304,983.92
 1006966160          6160         XXXXXX6160             664                ITF RAST 2006-A4 03/30/06               $0.00
 1006966186          6186         XXXXXX6186             664                ITF RAST 2006-A4 03/30/06            $255,976.96
 1006968786          8786         XXXXXX8786             664                ITF RAST 2006-A4 03/30/06            $284,000.00
 1006968802          8802         XXXXXX8802             664                ITF RAST 2006-A4 03/30/06             $67,400.00
 1006968810          8810         XXXXXX8810             664                ITF RAST 2006-A4 03/30/06            $367,200.00
 1006975294          5294         XXXXXX5294             664                ITF RAST 2006-A4 03/30/06             $93,200.00
 1006984742          4742         XXXXXX4742             664                ITF RAST 2006-A4 03/30/06            $210,000.00
 1006984767          4767         XXXXXX4767             664                ITF RAST 2006-A4 03/30/06            $220,000.00
 1006984791          4791         XXXXXX4791             664                ITF RAST 2006-A4 03/30/06            $376,000.00
 1006984809          4809         XXXXXX4809             664                ITF RAST 2006-A4 03/30/06            $242,400.00
 1006984924          4924         XXXXXX4924             664                ITF RAST 2006-A4 03/30/06            $277,000.00
 1006985160          5160         XXXXXX5160             664                ITF RAST 2006-A4 03/30/06            $660,000.00
 1006990525          0525         XXXXXX0525             664                ITF RAST 2006-A4 03/30/06            $244,000.00
 1006990533          0533         XXXXXX0533             664                ITF RAST 2006-A4 03/30/06            $216,799.58
 1006990541          0541         XXXXXX0541             664                ITF RAST 2006-A4 03/30/06            $217,600.00
 1006990582          0582         XXXXXX0582             664                ITF RAST 2006-A4 03/30/06            $103,970.93
 1006990657          0657         XXXXXX0657             664                ITF RAST 2006-A4 03/30/06            $300,000.00
 1007014028          4028         XXXXXX4028             664                ITF RAST 2006-A4 03/30/06            $207,050.00
 1007014036          4036         XXXXXX4036             664                ITF RAST 2006-A4 03/30/06            $385,550.00
 1007014044          4044         XXXXXX4044             664                ITF RAST 2006-A4 03/30/06            $371,200.00
 1007014119          4119         XXXXXX4119             664                ITF RAST 2006-A4 03/30/06            $207,890.84
 1007014192          4192         XXXXXX4192             664                ITF RAST 2006-A4 03/30/06            $132,000.00
 1007014226          4226         XXXXXX4226             664                ITF RAST 2006-A4 03/30/06            $417,000.00
 1007016643          6643         XXXXXX6643             664                ITF RAST 2006-A4 03/30/06               $0.00
 1007016734          6734         XXXXXX6734             664                ITF RAST 2006-A4 03/30/06            $584,000.00
 1007038373          8373         XXXXXX8373             664                ITF RAST 2006-A4 03/30/06            $387,940.00
 1007053745          3745         XXXXXX3745             664                ITF RAST 2006-A4 03/30/06            $363,200.00
 1007053752          3752         XXXXXX3752             664                ITF RAST 2006-A4 03/30/06            $162,400.00
 1007053760          3760         XXXXXX3760             664                ITF RAST 2006-A4 03/30/06            $266,309.36
 1007053786          3786         XXXXXX3786             664                ITF RAST 2006-A4 03/30/06            $404,000.00
 1007053794          3794         XXXXXX3794             664                ITF RAST 2006-A4 03/30/06            $336,000.00
 1007053802          3802         XXXXXX3802             664                ITF RAST 2006-A4 03/30/06            $420,000.00
 1007053828          3828         XXXXXX3828             664                ITF RAST 2006-A4 03/30/06            $256,000.00
 1007053836          3836         XXXXXX3836             664                ITF RAST 2006-A4 03/30/06            $213,899.70
 1007053893          3893         XXXXXX3893             664                ITF RAST 2006-A4 03/30/06            $515,613.04
 1007060393          0393         XXXXXX0393             664                ITF RAST 2006-A4 03/30/06            $350,908.13
 1007060427          0427         XXXXXX0427             664                ITF RAST 2006-A4 03/30/06            $159,499.88
 1007060443          0443         XXXXXX0443             664                ITF RAST 2006-A4 03/30/06            $135,440.00
 1007060450          0450         XXXXXX0450             664                ITF RAST 2006-A4 03/30/06            $119,863.59
 1007060468          0468         XXXXXX0468             664                ITF RAST 2006-A4 03/30/06            $239,935.91
 1007060526          0526         XXXXXX0526             664                ITF RAST 2006-A4 03/30/06            $235,293.87
 1007060583          0583         XXXXXX0583             664                ITF RAST 2006-A4 03/30/06            $168,000.00
 1007060633          0633         XXXXXX0633             664                ITF RAST 2006-A4 03/30/06            $160,000.00
 1007060641          0641         XXXXXX0641             664                ITF RAST 2006-A4 03/30/06            $175,992.46
 1007060781          0781         XXXXXX0781             664                ITF RAST 2006-A4 03/30/06            $215,158.85
 1007060831          0831         XXXXXX0831             664                ITF RAST 2006-A4 03/30/06            $343,200.00
 1007060864          0864         XXXXXX0864             664                ITF RAST 2006-A4 03/30/06            $156,118.57
 1007067455          7455         XXXXXX7455             664                ITF RAST 2006-A4 03/30/06            $299,250.00
 1007067547          7547         XXXXXX7547             664                ITF RAST 2006-A4 03/30/06            $399,915.91
 1007067554          7554         XXXXXX7554             664                ITF RAST 2006-A4 03/30/06            $287,999.93
 1007081720          1720         XXXXXX1720             664                ITF RAST 2006-A4 03/30/06            $438,675.00
 1007088907          8907         XXXXXX8907             664                ITF RAST 2006-A4 03/30/06            $225,344.00
 1007089442          9442         XXXXXX9442             664                ITF RAST 2006-A4 03/30/06            $247,680.61
 1007089467          9467         XXXXXX9467             664                ITF RAST 2006-A4 03/30/06            $500,000.00
 1007089509          9509         XXXXXX9509             664                ITF RAST 2006-A4 03/30/06            $198,400.00
 1007089525          9525         XXXXXX9525             664                ITF RAST 2006-A4 03/30/06            $509,459.33
 1007089640          9640         XXXXXX9640             664                ITF RAST 2006-A4 03/30/06            $439,923.18
 1007109950          9950         XXXXXX9950             664                ITF RAST 2006-A4 03/30/06            $311,950.00
 1007110180          0180         XXXXXX0180             664                ITF RAST 2006-A4 03/30/06            $149,955.47
 1007123951          3951         XXXXXX3951             664                ITF RAST 2006-A4 03/30/06            $560,000.00
 1007160789          0789         XXXXXX0789             664                ITF RAST 2006-A4 03/30/06            $302,350.00
 1007160839          0839         XXXXXX0839             664                ITF RAST 2006-A4 03/30/06            $335,984.28
 1007162090          2090         XXXXXX2090             664                ITF RAST 2006-A4 03/30/06            $208,856.62
 1007162439          2439         XXXXXX2439             664                ITF RAST 2006-A4 03/30/06            $489,000.00
 1007165432          5432         XXXXXX5432             664                ITF RAST 2006-A4 03/30/06            $134,999.98
 1007171190          1190         XXXXXX1190             664                ITF RAST 2006-A4 03/30/06            $584,624.99
 1007175282          5282         XXXXXX5282             664                ITF RAST 2006-A4 03/30/06            $225,577.50
 1007175571          5571         XXXXXX5571             664                ITF RAST 2006-A4 03/30/06            $296,000.00
 1007175860          5860         XXXXXX5860             664                ITF RAST 2006-A4 03/30/06            $276,721.59
 1007176090          6090         XXXXXX6090             664                ITF RAST 2006-A4 03/30/06            $239,860.00
 1007176215          6215         XXXXXX6215             664                ITF RAST 2006-A4 03/30/06            $155,966.00
 1007176538          6538         XXXXXX6538             664                ITF RAST 2006-A4 03/30/06            $154,961.15
 1007183096          3096         XXXXXX3096             664                ITF RAST 2006-A4 03/30/06            $104,479.72
 1007183146          3146         XXXXXX3146             664                ITF RAST 2006-A4 03/30/06             $81,200.00
 1007188467          8467         XXXXXX8467             664                ITF RAST 2006-A4 03/30/06            $139,459.98
 1007188624          8624         XXXXXX8624             664                ITF RAST 2006-A4 03/30/06            $245,000.00
 1007188657          8657         XXXXXX8657             664                ITF RAST 2006-A4 03/30/06            $123,488.00
 1007188673          8673         XXXXXX8673             664                ITF RAST 2006-A4 03/30/06            $237,427.52
 1007188681          8681         XXXXXX8681             664                ITF RAST 2006-A4 03/30/06            $230,400.00
 1007188715          8715         XXXXXX8715             664                ITF RAST 2006-A4 03/30/06            $255,800.00
 1007188731          8731         XXXXXX8731             664                ITF RAST 2006-A4 03/30/06            $239,038.55
 1007188749          8749         XXXXXX8749             664                ITF RAST 2006-A4 03/30/06            $124,000.00
 1007188913          8913         XXXXXX8913             664                ITF RAST 2006-A4 03/30/06            $392,500.00
 1007188962          8962         XXXXXX8962             664                ITF RAST 2006-A4 03/30/06            $144,199.00
 1007188988          8988         XXXXXX8988             664                ITF RAST 2006-A4 03/30/06            $116,000.00
 1007206434          6434         XXXXXX6434             664                ITF RAST 2006-A4 03/30/06            $531,999.64
 1007220229          0229         XXXXXX0229             664                ITF RAST 2006-A4 03/30/06            $498,999.94
 1007227919          7919         XXXXXX7919             664                ITF RAST 2006-A4 03/30/06            $102,736.44
 1007227927          7927         XXXXXX7927             664                ITF RAST 2006-A4 03/30/06            $102,736.44
 1007227943          7943         XXXXXX7943             664                ITF RAST 2006-A4 03/30/06             $69,010.00
 1007228214          8214         XXXXXX8214             664                ITF RAST 2006-A4 03/30/06            $639,200.00
 1007228263          8263         XXXXXX8263             664                ITF RAST 2006-A4 03/30/06            $191,250.00
 1007228271          8271         XXXXXX8271             664                ITF RAST 2006-A4 03/30/06            $264,000.00
 1007228396          8396         XXXXXX8396             664                ITF RAST 2006-A4 03/30/06            $115,491.52
 1007228404          8404         XXXXXX8404             664                ITF RAST 2006-A4 03/30/06            $174,216.45
 1007228453          8453         XXXXXX8453             664                ITF RAST 2006-A4 03/30/06             $90,362.85
 1007228529          8529         XXXXXX8529             664                ITF RAST 2006-A4 03/30/06             $96,377.09
 1007228537          8537         XXXXXX8537             664                ITF RAST 2006-A4 03/30/06            $185,200.00
 1007228610          8610         XXXXXX8610             664                ITF RAST 2006-A4 03/30/06             $75,600.00
 1007228875          8875         XXXXXX8875             664                ITF RAST 2006-A4 03/30/06            $187,600.00
 1007228941          8941         XXXXXX8941             664                ITF RAST 2006-A4 03/30/06            $400,000.00
 1007234485          4485         XXXXXX4485             664                ITF RAST 2006-A4 03/30/06            $259,000.00
 1007237710          7710         XXXXXX7710             664                ITF RAST 2006-A4 03/30/06            $472,000.00
 1007237934          7934         XXXXXX7934             664                ITF RAST 2006-A4 03/30/06            $386,000.00
 1007244377          4377         XXXXXX4377             664                ITF RAST 2006-A4 03/30/06            $211,999.93
 1007244419          4419         XXXXXX4419             664                ITF RAST 2006-A4 03/30/06            $207,920.00
 1007244583          4583         XXXXXX4583             664                ITF RAST 2006-A4 03/30/06            $262,000.00
 1007248436          8436         XXXXXX8436             664                ITF RAST 2006-A4 03/30/06            $450,343.94
 1007249087          9087         XXXXXX9087             664                ITF RAST 2006-A4 03/30/06            $195,885.67
 1007262221          2221         XXXXXX2221             664                ITF RAST 2006-A4 03/30/06            $299,999.20
 1007267253          7253         XXXXXX7253             664                ITF RAST 2006-A4 03/30/06            $139,979.00
 1007267444          7444         XXXXXX7444             664                ITF RAST 2006-A4 03/30/06            $251,000.00
 1007272667          2667         XXXXXX2667             664                ITF RAST 2006-A4 03/30/06            $266,500.00
 1007276767          6767         XXXXXX6767             664                ITF RAST 2006-A4 03/30/06            $255,000.00
 1007278656          8656         XXXXXX8656             664                ITF RAST 2006-A4 03/30/06            $569,999.29
 1007301839          1839         XXXXXX1839             664                ITF RAST 2006-A4 03/30/06             $90,000.00
 1007302746          2746         XXXXXX2746             664                ITF RAST 2006-A4 03/30/06            $319,186.72
 1007307638          7638         XXXXXX7638             664                ITF RAST 2006-A4 03/30/06            $227,404.29
 1007307778          7778         XXXXXX7778             664                ITF RAST 2006-A4 03/30/06            $360,000.00
 1007308651          8651         XXXXXX8651             664                ITF RAST 2006-A4 03/30/06            $625,000.00
 1007309675          9675         XXXXXX9675             664                ITF RAST 2006-A4 03/30/06             $84,994.59
 1007314055          4055         XXXXXX4055             664                ITF RAST 2006-A4 03/30/06            $326,000.00
 1007315219          5219         XXXXXX5219             664                ITF RAST 2006-A4 03/30/06            $325,000.00
 1007318353          8353         XXXXXX8353             664                ITF RAST 2006-A4 03/30/06            $243,000.00
 1007323544          3544         XXXXXX3544             664                ITF RAST 2006-A4 03/30/06            $170,000.00
 1007324708          4708         XXXXXX4708             664                ITF RAST 2006-A4 03/30/06            $400,000.00
 1007325101          5101         XXXXXX5101             664                ITF RAST 2006-A4 03/30/06            $449,910.00
 1007325366          5366         XXXXXX5366             664                ITF RAST 2006-A4 03/30/06             $73,993.91
 1007327552          7552         XXXXXX7552             664                ITF RAST 2006-A4 03/30/06            $462,200.00
 1007330960          0960         XXXXXX0960             664                ITF RAST 2006-A4 03/30/06            $125,000.00
 3001293053          3053         XXXXXX3053             664                ITF RAST 2006-A4 03/30/06            $120,896.45
 3001297997          7997         XXXXXX7997             664                ITF RAST 2006-A4 03/30/06             $72,923.25
 3001299167          9167         XXXXXX9167             664                ITF RAST 2006-A4 03/30/06             $59,520.00
 3001299522          9522         XXXXXX9522             664                ITF RAST 2006-A4 03/30/06             $73,498.95
 3001300601          0601         XXXXXX0601             664                ITF RAST 2006-A4 03/30/06            $203,397.94
 3001301005          1005         XXXXXX1005             664                ITF RAST 2006-A4 03/30/06             $48,701.01
 3001301716          1716         XXXXXX1716             664                ITF RAST 2006-A4 03/30/06             $52,797.82
 3001301732          1732         XXXXXX1732             664                ITF RAST 2006-A4 03/30/06             $67,507.56
 3001301872          1872         XXXXXX1872             664                ITF RAST 2006-A4 03/30/06             $66,521.50
 3001303290          3290         XXXXXX3290             664                ITF RAST 2006-A4 03/30/06            $137,921.98
 3001305543          5543         XXXXXX5543             664                ITF RAST 2006-A4 03/30/06             $45,205.91
 3001323348          3348         XXXXXX3348             664                ITF RAST 2006-A4 03/30/06            $264,158.99
 3001323652          3652         XXXXXX3652             664                ITF RAST 2006-A4 03/30/06             $58,099.15
 3001400310          0310         XXXXXX0310             664                ITF RAST 2006-A4 03/30/06            $140,078.41
 3001400351          0351         XXXXXX0351             664                ITF RAST 2006-A4 03/30/06             $66,007.99
 3001400674          0674         XXXXXX0674             664                ITF RAST 2006-A4 03/30/06            $139,139.76
 3001412372          2372         XXXXXX2372             664                ITF RAST 2006-A4 03/30/06            $125,672.18
 3001420920          0920         XXXXXX0920             664                ITF RAST 2006-A4 03/30/06            $201,796.16
 3001431075          1075         XXXXXX1075             664                ITF RAST 2006-A4 03/30/06            $200,800.00
 3001431331          1331         XXXXXX1331             664                ITF RAST 2006-A4 03/30/06            $184,000.00
 3001431406          1406         XXXXXX1406             664                ITF RAST 2006-A4 03/30/06            $193,136.43
 3001433196          3196         XXXXXX3196             664                ITF RAST 2006-A4 03/30/06             $75,579.04
 3001434129          4129         XXXXXX4129             664                ITF RAST 2006-A4 03/30/06            $112,821.75
 3001434210          4210         XXXXXX4210             664                ITF RAST 2006-A4 03/30/06             $71,991.00
 3001434616          4616         XXXXXX4616             664                ITF RAST 2006-A4 03/30/06            $270,750.00
 3001435100          5100         XXXXXX5100             664                ITF RAST 2006-A4 03/30/06            $220,000.00
 3001435449          5449         XXXXXX5449             664                ITF RAST 2006-A4 03/30/06            $161,982.12
 3001435522          5522         XXXXXX5522             664                ITF RAST 2006-A4 03/30/06            $145,600.00
 3001435886          5886         XXXXXX5886             664                ITF RAST 2006-A4 03/30/06            $244,525.00
 3001438682          8682         XXXXXX8682             664                ITF RAST 2006-A4 03/30/06            $116,989.58
 3001442304          2304         XXXXXX2304             664                ITF RAST 2006-A4 03/30/06            $153,000.00
 3001442486          2486         XXXXXX2486             664                ITF RAST 2006-A4 03/30/06            $296,000.00
 3001442494          2494         XXXXXX2494             664                ITF RAST 2006-A4 03/30/06               $0.00
 3001442502          2502         XXXXXX2502             664                ITF RAST 2006-A4 03/30/06            $193,250.00
 3001442700          2700         XXXXXX2700             664                ITF RAST 2006-A4 03/30/06             $76,000.00
 3001442833          2833         XXXXXX2833             664                ITF RAST 2006-A4 03/30/06            $183,525.00
 3001442874          2874         XXXXXX2874             664                ITF RAST 2006-A4 03/30/06             $94,270.56
 3001442916          2916         XXXXXX2916             664                ITF RAST 2006-A4 03/30/06            $211,404.62
 3001443153          3153         XXXXXX3153             664                ITF RAST 2006-A4 03/30/06            $310,500.00
 3001443310          3310         XXXXXX3310             664                ITF RAST 2006-A4 03/30/06            $141,075.00
 3001443500          3500         XXXXXX3500             664                ITF RAST 2006-A4 03/30/06            $122,000.00
 3001443542          3542         XXXXXX3542             664                ITF RAST 2006-A4 03/30/06            $103,156.62
 3001443559          3559         XXXXXX3559             664                ITF RAST 2006-A4 03/30/06             $58,500.00
 3001443567          3567         XXXXXX3567             664                ITF RAST 2006-A4 03/30/06            $122,309.34
 3001443625          3625         XXXXXX3625             664                ITF RAST 2006-A4 03/30/06             $71,988.53
 3001443666          3666         XXXXXX3666             664                ITF RAST 2006-A4 03/30/06            $217,467.55
 3001443690          3690         XXXXXX3690             664                ITF RAST 2006-A4 03/30/06            $114,000.00
 3001443732          3732         XXXXXX3732             664                ITF RAST 2006-A4 03/30/06            $161,500.00
 3001443955          3955         XXXXXX3955             664                ITF RAST 2006-A4 03/30/06            $215,949.98
 3001443963          3963         XXXXXX3963             664                ITF RAST 2006-A4 03/30/06            $174,320.13
 3001444110          4110         XXXXXX4110             664                ITF RAST 2006-A4 03/30/06            $123,988.06
 3001444193          4193         XXXXXX4193             664                ITF RAST 2006-A4 03/30/06             $55,100.00
 3001444706          4706         XXXXXX4706             664                ITF RAST 2006-A4 03/30/06            $114,223.10
 3001444979          4979         XXXXXX4979             664                ITF RAST 2006-A4 03/30/06               $0.00
 3001444995          4995         XXXXXX4995             664                ITF RAST 2006-A4 03/30/06            $137,750.00
 3001445109          5109         XXXXXX5109             664                ITF RAST 2006-A4 03/30/06            $105,842.77
 3001445489          5489         XXXXXX5489             664                ITF RAST 2006-A4 03/30/06            $519,999.99
 3001447105          7105         XXXXXX7105             664                ITF RAST 2006-A4 03/30/06            $359,650.00
 3001447618          7618         XXXXXX7618             664                ITF RAST 2006-A4 03/30/06            $316,450.30
 3001448319          8319         XXXXXX8319             664                ITF RAST 2006-A4 03/30/06             $83,156.75
 3001448574          8574         XXXXXX8574             664                ITF RAST 2006-A4 03/30/06            $107,200.00
 3001448640          8640         XXXXXX8640             664                ITF RAST 2006-A4 03/30/06             $65,408.78
 3001448681          8681         XXXXXX8681             664                ITF RAST 2006-A4 03/30/06             $49,546.64
 3001450067          0067         XXXXXX0067             664                ITF RAST 2006-A4 03/30/06             $98,720.00
 3001450075          0075         XXXXXX0075             664                ITF RAST 2006-A4 03/30/06            $137,600.00
 3001450232          0232         XXXXXX0232             664                ITF RAST 2006-A4 03/30/06             $66,360.06
 3001450331          0331         XXXXXX0331             664                ITF RAST 2006-A4 03/30/06            $108,000.00
 3001450414          0414         XXXXXX0414             664                ITF RAST 2006-A4 03/30/06             $86,480.00
 3001450422          0422         XXXXXX0422             664                ITF RAST 2006-A4 03/30/06            $145,600.00
 3001450448          0448         XXXXXX0448             664                ITF RAST 2006-A4 03/30/06            $260,000.00
 3001451024          1024         XXXXXX1024             664                ITF RAST 2006-A4 03/30/06            $111,600.00
 3001451206          1206         XXXXXX1206             664                ITF RAST 2006-A4 03/30/06            $163,200.00
 3001451495          1495         XXXXXX1495             664                ITF RAST 2006-A4 03/30/06            $144,362.85
 3001451776          1776         XXXXXX1776             664                ITF RAST 2006-A4 03/30/06             $98,400.00
 3001464126          4126         XXXXXX4126             664                ITF RAST 2006-A4 03/30/06            $159,953.88
 3001464373          4373         XXXXXX4373             664                ITF RAST 2006-A4 03/30/06               $0.00
 3001464480          4480         XXXXXX4480             664                ITF RAST 2006-A4 03/30/06             $92,000.00
 3001464498          4498         XXXXXX4498             664                ITF RAST 2006-A4 03/30/06            $111,920.00
 3001464506          4506         XXXXXX4506             664                ITF RAST 2006-A4 03/30/06            $142,220.00
 3001464720          4720         XXXXXX4720             664                ITF RAST 2006-A4 03/30/06            $179,650.00
 3001464738          4738         XXXXXX4738             664                ITF RAST 2006-A4 03/30/06            $342,548.00
 3001464787          4787         XXXXXX4787             664                ITF RAST 2006-A4 03/30/06            $207,944.75
 3001468267          8267         XXXXXX8267             664                ITF RAST 2006-A4 03/30/06            $213,500.00
 3001470966          0966         XXXXXX0966             664                ITF RAST 2006-A4 03/30/06            $156,720.00
 3001470974          0974         XXXXXX0974             664                ITF RAST 2006-A4 03/30/06             $64,629.87
 3001471030          1030         XXXXXX1030             664                ITF RAST 2006-A4 03/30/06            $202,378.95
 3001471386          1386         XXXXXX1386             664                ITF RAST 2006-A4 03/30/06            $104,000.00
 3001471618          1618         XXXXXX1618             664                ITF RAST 2006-A4 03/30/06            $156,948.43
 3001471790          1790         XXXXXX1790             664                ITF RAST 2006-A4 03/30/06             $68,379.78
 3001471865          1865         XXXXXX1865             664                ITF RAST 2006-A4 03/30/06            $277,992.29
 3001472111          2111         XXXXXX2111             664                ITF RAST 2006-A4 03/30/06            $148,392.47
 3001472384          2384         XXXXXX2384             664                ITF RAST 2006-A4 03/30/06             $80,383.36
 3001472590          2590         XXXXXX2590             664                ITF RAST 2006-A4 03/30/06             $53,600.00
 3001472632          2632         XXXXXX2632             664                ITF RAST 2006-A4 03/30/06             $60,800.00
 3001472889          2889         XXXXXX2889             664                ITF RAST 2006-A4 03/30/06            $159,105.24
 3001473226          3226         XXXXXX3226             664                ITF RAST 2006-A4 03/30/06            $110,499.99
 3001474224          4224         XXXXXX4224             664                ITF RAST 2006-A4 03/30/06               $0.00
 3001474240          4240         XXXXXX4240             664                ITF RAST 2006-A4 03/30/06            $152,000.00
 3001474323          4323         XXXXXX4323             664                ITF RAST 2006-A4 03/30/06            $113,000.00
 3001474612          4612         XXXXXX4612             664                ITF RAST 2006-A4 03/30/06            $161,024.48
 3001474760          4760         XXXXXX4760             664                ITF RAST 2006-A4 03/30/06            $220,850.00
 3001474810          4810         XXXXXX4810             664                ITF RAST 2006-A4 03/30/06            $118,799.02
 3001474943          4943         XXXXXX4943             664                ITF RAST 2006-A4 03/30/06            $100,598.70
 3001475007          5007         XXXXXX5007             664                ITF RAST 2006-A4 03/30/06            $106,865.02
 3001475148          5148         XXXXXX5148             664                ITF RAST 2006-A4 03/30/06             $80,000.00
 3001475163          5163         XXXXXX5163             664                ITF RAST 2006-A4 03/30/06            $146,550.00
 3001475296          5296         XXXXXX5296             664                ITF RAST 2006-A4 03/30/06            $303,000.00
 3001475353          5353         XXXXXX5353             664                ITF RAST 2006-A4 03/30/06            $301,500.00
 3001477466          7466         XXXXXX7466             664                ITF RAST 2006-A4 03/30/06            $103,500.00
 3001477490          7490         XXXXXX7490             664                ITF RAST 2006-A4 03/30/06            $116,000.00
 3001477698          7698         XXXXXX7698             664                ITF RAST 2006-A4 03/30/06            $121,764.96
 3001478035          8035         XXXXXX8035             664                ITF RAST 2006-A4 03/30/06            $105,850.00
 3001478126          8126         XXXXXX8126             664                ITF RAST 2006-A4 03/30/06             $68,548.00
 3001478167          8167         XXXXXX8167             664                ITF RAST 2006-A4 03/30/06            $159,600.00
 3001478381          8381         XXXXXX8381             664                ITF RAST 2006-A4 03/30/06            $126,000.00
 3001482029          2029         XXXXXX2029             664                ITF RAST 2006-A4 03/30/06            $208,974.19
 3001482151          2151         XXXXXX2151             664                ITF RAST 2006-A4 03/30/06            $276,000.00
 3001482185          2185         XXXXXX2185             664                ITF RAST 2006-A4 03/30/06            $280,000.00
 3001482250          2250         XXXXXX2250             664                ITF RAST 2006-A4 03/30/06            $224,000.00
 3001482284          2284         XXXXXX2284             664                ITF RAST 2006-A4 03/30/06               $0.00
 3001482391          2391         XXXXXX2391             664                ITF RAST 2006-A4 03/30/06            $264,000.00
 3001483746          3746         XXXXXX3746             664                ITF RAST 2006-A4 03/30/06             $99,900.86
 3001485931          5931         XXXXXX5931             664                ITF RAST 2006-A4 03/30/06            $143,958.30
 3001486202          6202         XXXXXX6202             664                ITF RAST 2006-A4 03/30/06            $151,858.07
 3001486236          6236         XXXXXX6236             664                ITF RAST 2006-A4 03/30/06            $329,000.00
 3001486277          6277         XXXXXX6277             664                ITF RAST 2006-A4 03/30/06            $137,050.00
 3001486301          6301         XXXXXX6301             664                ITF RAST 2006-A4 03/30/06            $251,100.00
 3001486632          6632         XXXXXX6632             664                ITF RAST 2006-A4 03/30/06               $0.00
 3001486657          6657         XXXXXX6657             664                ITF RAST 2006-A4 03/30/06            $184,000.00
 3001487382          7382         XXXXXX7382             664                ITF RAST 2006-A4 03/30/06            $332,792.59
 3001487408          7408         XXXXXX7408             664                ITF RAST 2006-A4 03/30/06               $0.00
 3001488703          8703         XXXXXX8703             664                ITF RAST 2006-A4 03/30/06            $216,000.00
 3001489289          9289         XXXXXX9289             664                ITF RAST 2006-A4 03/30/06            $264,000.00
 3001491285          1285         XXXXXX1285             664                ITF RAST 2006-A4 03/30/06            $175,750.00
 3001491335          1335         XXXXXX1335             664                ITF RAST 2006-A4 03/30/06            $204,250.43
 3001491368          1368         XXXXXX1368             664                ITF RAST 2006-A4 03/30/06            $117,100.00
 3001491418          1418         XXXXXX1418             664                ITF RAST 2006-A4 03/30/06            $184,000.00
 3001491483          1483         XXXXXX1483             664                ITF RAST 2006-A4 03/30/06            $263,999.84
 3001491558          1558         XXXXXX1558             664                ITF RAST 2006-A4 03/30/06            $176,000.00
 3001491566          1566         XXXXXX1566             664                ITF RAST 2006-A4 03/30/06            $113,429.52
 3001491657          1657         XXXXXX1657             664                ITF RAST 2006-A4 03/30/06            $107,807.17
 3001491897          1897         XXXXXX1897             664                ITF RAST 2006-A4 03/30/06             $71,250.00
 3001492010          2010         XXXXXX2010             664                ITF RAST 2006-A4 03/30/06             $84,799.76
 3001492192          2192         XXXXXX2192             664                ITF RAST 2006-A4 03/30/06             $41,560.62
 3001492267          2267         XXXXXX2267             664                ITF RAST 2006-A4 03/30/06            $248,302.40
 3001492499          2499         XXXXXX2499             664                ITF RAST 2006-A4 03/30/06            $118,649.99
 3001492564          2564         XXXXXX2564             664                ITF RAST 2006-A4 03/30/06             $55,980.00
 3001492713          2713         XXXXXX2713             664                ITF RAST 2006-A4 03/30/06            $121,084.00
 3001492812          2812         XXXXXX2812             664                ITF RAST 2006-A4 03/30/06            $179,772.51
 3001493125          3125         XXXXXX3125             664                ITF RAST 2006-A4 03/30/06            $283,850.00
 3001493315          3315         XXXXXX3315             664                ITF RAST 2006-A4 03/30/06             $99,200.00
 3001493760          3760         XXXXXX3760             664                ITF RAST 2006-A4 03/30/06            $111,741.01
 3001493802          3802         XXXXXX3802             664                ITF RAST 2006-A4 03/30/06            $194,400.00
 3001493810          3810         XXXXXX3810             664                ITF RAST 2006-A4 03/30/06            $109,456.00
 3001494024          4024         XXXXXX4024             664                ITF RAST 2006-A4 03/30/06               $0.00
 3001494065          4065         XXXXXX4065             664                ITF RAST 2006-A4 03/30/06            $148,000.00
 3001494081          4081         XXXXXX4081             664                ITF RAST 2006-A4 03/30/06            $145,600.00
 3001494123          4123         XXXXXX4123             664                ITF RAST 2006-A4 03/30/06            $247,040.00
 3001494404          4404         XXXXXX4404             664                ITF RAST 2006-A4 03/30/06            $141,200.00
 3001494438          4438         XXXXXX4438             664                ITF RAST 2006-A4 03/30/06            $137,600.00
 3001503386          3386         XXXXXX3386             664                ITF RAST 2006-A4 03/30/06            $320,000.00
 3001503477          3477         XXXXXX3477             664                ITF RAST 2006-A4 03/30/06            $170,950.00
 3001503808          3808         XXXXXX3808             664                ITF RAST 2006-A4 03/30/06            $105,500.00
 3001503824          3824         XXXXXX3824             664                ITF RAST 2006-A4 03/30/06            $102,266.75
 3001504426          4426         XXXXXX4426             664                ITF RAST 2006-A4 03/30/06            $116,000.00
 3001504475          4475         XXXXXX4475             664                ITF RAST 2006-A4 03/30/06             $65,312.00
 3001504491          4491         XXXXXX4491             664                ITF RAST 2006-A4 03/30/06             $65,312.00
 3001504517          4517         XXXXXX4517             664                ITF RAST 2006-A4 03/30/06               $0.00
 3001504756          4756         XXXXXX4756             664                ITF RAST 2006-A4 03/30/06            $232,000.00
 3001504764          4764         XXXXXX4764             664                ITF RAST 2006-A4 03/30/06            $280,712.25
 3001504947          4947         XXXXXX4947             664                ITF RAST 2006-A4 03/30/06            $165,600.00
 3001505167          5167         XXXXXX5167             664                ITF RAST 2006-A4 03/30/06            $135,477.95
 3001505266          5266         XXXXXX5266             664                ITF RAST 2006-A4 03/30/06            $205,438.00
 3001505456          5456         XXXXXX5456             664                ITF RAST 2006-A4 03/30/06             $83,648.59
 3001505464          5464         XXXXXX5464             664                ITF RAST 2006-A4 03/30/06            $294,000.00
 3001507635          7635         XXXXXX7635             664                ITF RAST 2006-A4 03/30/06            $220,000.00
 3001515349          5349         XXXXXX5349             664                ITF RAST 2006-A4 03/30/06            $203,730.13
 3001530108          0108         XXXXXX0108             664                ITF RAST 2006-A4 03/30/06            $132,000.00
 3001530173          0173         XXXXXX0173             664                ITF RAST 2006-A4 03/30/06            $156,757.53
 3001531122          1122         XXXXXX1122             664                ITF RAST 2006-A4 03/30/06             $91,725.95
 3001533409          3409         XXXXXX3409             664                ITF RAST 2006-A4 03/30/06            $408,000.00
 3001533417          3417         XXXXXX3417             664                ITF RAST 2006-A4 03/30/06            $303,600.00
 3001533680          3680         XXXXXX3680             664                ITF RAST 2006-A4 03/30/06            $256,000.00
 3001533854          3854         XXXXXX3854             664                ITF RAST 2006-A4 03/30/06             $69,578.68
 3001533870          3870         XXXXXX3870             664                ITF RAST 2006-A4 03/30/06               $0.00
 3001533912          3912         XXXXXX3912             664                ITF RAST 2006-A4 03/30/06            $247,924.67
 3001534092          4092         XXXXXX4092             664                ITF RAST 2006-A4 03/30/06             $75,746.64
 3001536964          6964         XXXXXX6964             664                ITF RAST 2006-A4 03/30/06            $547,999.56
 3001537046          7046         XXXXXX7046             664                ITF RAST 2006-A4 03/30/06            $205,000.00
 3001537533          7533         XXXXXX7533             664                ITF RAST 2006-A4 03/30/06            $160,000.00
 3001537582          7582         XXXXXX7582             664                ITF RAST 2006-A4 03/30/06            $174,800.00
 3001537913          7913         XXXXXX7913             664                ITF RAST 2006-A4 03/30/06            $220,000.00
 3001538101          8101         XXXXXX8101             664                ITF RAST 2006-A4 03/30/06            $178,645.80
 3001538226          8226         XXXXXX8226             664                ITF RAST 2006-A4 03/30/06            $287,995.75
 3001538580          8580         XXXXXX8580             664                ITF RAST 2006-A4 03/30/06            $176,000.00
 3001538663          8663         XXXXXX8663             664                ITF RAST 2006-A4 03/30/06            $113,000.00
 3001538788          8788         XXXXXX8788             664                ITF RAST 2006-A4 03/30/06            $144,657.47
 3001538960          8960         XXXXXX8960             664                ITF RAST 2006-A4 03/30/06            $167,577.26
 3001538986          8986         XXXXXX8986             664                ITF RAST 2006-A4 03/30/06            $180,000.00
 3001539570          9570         XXXXXX9570             664                ITF RAST 2006-A4 03/30/06            $181,800.00
 3001539612          9612         XXXXXX9612             664                ITF RAST 2006-A4 03/30/06            $265,000.00
 3001539679          9679         XXXXXX9679             664                ITF RAST 2006-A4 03/30/06            $299,973.46
 3001539703          9703         XXXXXX9703             664                ITF RAST 2006-A4 03/30/06            $141,550.00
 3001539836          9836         XXXXXX9836             664                ITF RAST 2006-A4 03/30/06            $115,900.00
 3001539851          9851         XXXXXX9851             664                ITF RAST 2006-A4 03/30/06            $103,250.00
 3001540305          0305         XXXXXX0305             664                ITF RAST 2006-A4 03/30/06            $247,120.00
 3001540354          0354         XXXXXX0354             664                ITF RAST 2006-A4 03/30/06            $328,442.22
 3001540420          0420         XXXXXX0420             664                ITF RAST 2006-A4 03/30/06            $231,000.00
 3001540651          0651         XXXXXX0651             664                ITF RAST 2006-A4 03/30/06               $0.00
 3001541188          1188         XXXXXX1188             664                ITF RAST 2006-A4 03/30/06            $351,956.85
 3001541519          1519         XXXXXX1519             664                ITF RAST 2006-A4 03/30/06             $95,000.00
 3001541618          1618         XXXXXX1618             664                ITF RAST 2006-A4 03/30/06            $115,257.59
 3001541634          1634         XXXXXX1634             664                ITF RAST 2006-A4 03/30/06            $311,458.20
 3001541642          1642         XXXXXX1642             664                ITF RAST 2006-A4 03/30/06            $182,223.04
 3001541816          1816         XXXXXX1816             664                ITF RAST 2006-A4 03/30/06            $243,732.06
 3001541873          1873         XXXXXX1873             664                ITF RAST 2006-A4 03/30/06            $327,122.67
 3001541907          1907         XXXXXX1907             664                ITF RAST 2006-A4 03/30/06            $181,050.00
 3001541923          1923         XXXXXX1923             664                ITF RAST 2006-A4 03/30/06            $166,782.60
 3001541972          1972         XXXXXX1972             664                ITF RAST 2006-A4 03/30/06            $159,600.00
 3001542004          2004         XXXXXX2004             664                ITF RAST 2006-A4 03/30/06            $175,953.25
 3001542210          2210         XXXXXX2210             664                ITF RAST 2006-A4 03/30/06            $147,956.83
 3001542434          2434         XXXXXX2434             664                ITF RAST 2006-A4 03/30/06            $211,999.99
 3001542897          2897         XXXXXX2897             664                ITF RAST 2006-A4 03/30/06            $115,360.00
 3001543028          3028         XXXXXX3028             664                ITF RAST 2006-A4 03/30/06             $76,800.00
 3001543093          3093         XXXXXX3093             664                ITF RAST 2006-A4 03/30/06            $125,379.04
 3001543119          3119         XXXXXX3119             664                ITF RAST 2006-A4 03/30/06            $223,192.70
 3001543168          3168         XXXXXX3168             664                ITF RAST 2006-A4 03/30/06            $164,720.00
 3001543333          3333         XXXXXX3333             664                ITF RAST 2006-A4 03/30/06            $176,720.00
 3001544968          4968         XXXXXX4968             664                ITF RAST 2006-A4 03/30/06            $132,994.18
 3001545031          5031         XXXXXX5031             664                ITF RAST 2006-A4 03/30/06            $112,000.00
 3001545098          5098         XXXXXX5098             664                ITF RAST 2006-A4 03/30/06               $0.00
 3001545106          5106         XXXXXX5106             664                ITF RAST 2006-A4 03/30/06               $0.00
 3001545122          5122         XXXXXX5122             664                ITF RAST 2006-A4 03/30/06            $275,000.00
 3001545130          5130         XXXXXX5130             664                ITF RAST 2006-A4 03/30/06            $256,000.00
 3001556756          6756         XXXXXX6756             664                ITF RAST 2006-A4 03/30/06            $165,600.00
 3001557168          7168         XXXXXX7168             664                ITF RAST 2006-A4 03/30/06             $99,119.92
 3001557333          7333         XXXXXX7333             664                ITF RAST 2006-A4 03/30/06             $86,525.92
 3001557507          7507         XXXXXX7507             664                ITF RAST 2006-A4 03/30/06            $144,000.00
 3001557663          7663         XXXXXX7663             664                ITF RAST 2006-A4 03/30/06             $92,720.00
 3001557903          7903         XXXXXX7903             664                ITF RAST 2006-A4 03/30/06            $280,000.00
 3001558133          8133         XXXXXX8133             664                ITF RAST 2006-A4 03/30/06             $93,200.00
 3001558497          8497         XXXXXX8497             664                ITF RAST 2006-A4 03/30/06             $87,993.90
 3001558547          8547         XXXXXX8547             664                ITF RAST 2006-A4 03/30/06            $220,720.00
 3001558869          8869         XXXXXX8869             664                ITF RAST 2006-A4 03/30/06             $95,830.40
 3001560824          0824         XXXXXX0824             664                ITF RAST 2006-A4 03/30/06            $147,500.00
 3001561061          1061         XXXXXX1061             664                ITF RAST 2006-A4 03/30/06             $95,920.00
 3001561368          1368         XXXXXX1368             664                ITF RAST 2006-A4 03/30/06             $82,749.20
 3001561434          1434         XXXXXX1434             664                ITF RAST 2006-A4 03/30/06             $53,600.00
 3001561442          1442         XXXXXX1442             664                ITF RAST 2006-A4 03/30/06            $133,599.10
 3001561566          1566         XXXXXX1566             664                ITF RAST 2006-A4 03/30/06             $45,799.98
 3001561707          1707         XXXXXX1707             664                ITF RAST 2006-A4 03/30/06            $400,000.00
 3001561731          1731         XXXXXX1731             664                ITF RAST 2006-A4 03/30/06             $83,973.75
 3001561756          1756         XXXXXX1756             664                ITF RAST 2006-A4 03/30/06            $173,068.00
 3001561848          1848         XXXXXX1848             664                ITF RAST 2006-A4 03/30/06             $86,400.00
 3001561863          1863         XXXXXX1863             664                ITF RAST 2006-A4 03/30/06             $86,975.08
 3001563299          3299         XXXXXX3299             664                ITF RAST 2006-A4 03/30/06            $239,600.00
 3001563448          3448         XXXXXX3448             664                ITF RAST 2006-A4 03/30/06            $261,000.00
 3001563513          3513         XXXXXX3513             664                ITF RAST 2006-A4 03/30/06            $303,385.55
 3001563570          3570         XXXXXX3570             664                ITF RAST 2006-A4 03/30/06               $0.00
 3001564180          4180         XXXXXX4180             664                ITF RAST 2006-A4 03/30/06            $129,525.75
 3001564735          4735         XXXXXX4735             664                ITF RAST 2006-A4 03/30/06            $458,500.00
 3001565013          5013         XXXXXX5013             664                ITF RAST 2006-A4 03/30/06             $88,941.12
 3001565815          5815         XXXXXX5815             664                ITF RAST 2006-A4 03/30/06            $238,500.00
 3001567712          7712         XXXXXX7712             664                ITF RAST 2006-A4 03/30/06            $144,000.00
 3001567738          7738         XXXXXX7738             664                ITF RAST 2006-A4 03/30/06            $381,600.00
 3001567837          7837         XXXXXX7837             664                ITF RAST 2006-A4 03/30/06            $292,000.00
 3001574452          4452         XXXXXX4452             664                ITF RAST 2006-A4 03/30/06            $158,275.00
 3001574783          4783         XXXXXX4783             664                ITF RAST 2006-A4 03/30/06            $460,000.00
 3001574890          4890         XXXXXX4890             664                ITF RAST 2006-A4 03/30/06            $206,000.00
 3001575400          5400         XXXXXX5400             664                ITF RAST 2006-A4 03/30/06            $199,882.35
 3001575426          5426         XXXXXX5426             664                ITF RAST 2006-A4 03/30/06            $300,361.75
 3001575566          5566         XXXXXX5566             664                ITF RAST 2006-A4 03/30/06            $167,800.01
 3001575699          5699         XXXXXX5699             664                ITF RAST 2006-A4 03/30/06            $335,162.29
 3001576523          6523         XXXXXX6523             664                ITF RAST 2006-A4 03/30/06            $414,400.00
 3001576655          6655         XXXXXX6655             664                ITF RAST 2006-A4 03/30/06            $203,905.90
 3001576804          6804         XXXXXX6804             664                ITF RAST 2006-A4 03/30/06            $171,200.00
 3001576887          6887         XXXXXX6887             664                ITF RAST 2006-A4 03/30/06            $460,000.00
 3001576960          6960         XXXXXX6960             664                ITF RAST 2006-A4 03/30/06            $600,000.00
 3001576978          6978         XXXXXX6978             664                ITF RAST 2006-A4 03/30/06            $224,000.00
 3001576994          6994         XXXXXX6994             664                ITF RAST 2006-A4 03/30/06               $0.00
 3001577075          7075         XXXXXX7075             664                ITF RAST 2006-A4 03/30/06            $140,800.00
 3001577109          7109         XXXXXX7109             664                ITF RAST 2006-A4 03/30/06            $295,175.02
 3001577133          7133         XXXXXX7133             664                ITF RAST 2006-A4 03/30/06            $136,000.00
 3001577455          7455         XXXXXX7455             664                ITF RAST 2006-A4 03/30/06            $134,400.00
 3001577497          7497         XXXXXX7497             664                ITF RAST 2006-A4 03/30/06            $318,430.00
 3001577844          7844         XXXXXX7844             664                ITF RAST 2006-A4 03/30/06            $329,881.41
 3001577901          7901         XXXXXX7901             664                ITF RAST 2006-A4 03/30/06            $239,940.75
 3001577935          7935         XXXXXX7935             664                ITF RAST 2006-A4 03/30/06             $95,494.00
 3001578479          8479         XXXXXX8479             664                ITF RAST 2006-A4 03/30/06            $284,000.00
 3001579170          9170         XXXXXX9170             664                ITF RAST 2006-A4 03/30/06            $208,800.00
 3001579303          9303         XXXXXX9303             664                ITF RAST 2006-A4 03/30/06            $298,421.23
 3001579501          9501         XXXXXX9501             664                ITF RAST 2006-A4 03/30/06            $176,000.00
 3001579519          9519         XXXXXX9519             664                ITF RAST 2006-A4 03/30/06            $192,800.00
 3001579667          9667         XXXXXX9667             664                ITF RAST 2006-A4 03/30/06            $160,805.67
 3001579758          9758         XXXXXX9758             664                ITF RAST 2006-A4 03/30/06             $87,886.31
 3001579766          9766         XXXXXX9766             664                ITF RAST 2006-A4 03/30/06            $300,000.00
 3001579816          9816         XXXXXX9816             664                ITF RAST 2006-A4 03/30/06            $190,805.07
 3001579899          9899         XXXXXX9899             664                ITF RAST 2006-A4 03/30/06            $277,450.00
 3001579956          9956         XXXXXX9956             664                ITF RAST 2006-A4 03/30/06             $95,745.40
 3001580046          0046         XXXXXX0046             664                ITF RAST 2006-A4 03/30/06            $178,800.00
 3001580053          0053         XXXXXX0053             664                ITF RAST 2006-A4 03/30/06            $183,674.78
 3001580236          0236         XXXXXX0236             664                ITF RAST 2006-A4 03/30/06            $184,000.00
 3001580277          0277         XXXXXX0277             664                ITF RAST 2006-A4 03/30/06            $135,900.00
 3001580327          0327         XXXXXX0327             664                ITF RAST 2006-A4 03/30/06            $107,750.00
 3001580335          0335         XXXXXX0335             664                ITF RAST 2006-A4 03/30/06            $125,499.98
 3001580442          0442         XXXXXX0442             664                ITF RAST 2006-A4 03/30/06            $385,072.66
 3001581507          1507         XXXXXX1507             664                ITF RAST 2006-A4 03/30/06            $578,905.99
 3001581796          1796         XXXXXX1796             664                ITF RAST 2006-A4 03/30/06            $279,902.84
 3001583875          3875         XXXXXX3875             664                ITF RAST 2006-A4 03/30/06            $639,829.10
 3001585078          5078         XXXXXX5078             664                ITF RAST 2006-A4 03/30/06            $160,173.12
 3001585110          5110         XXXXXX5110             664                ITF RAST 2006-A4 03/30/06            $220,000.00
 3001585243          5243         XXXXXX5243             664                ITF RAST 2006-A4 03/30/06            $150,950.00
 3001585250          5250         XXXXXX5250             664                ITF RAST 2006-A4 03/30/06            $160,976.14
 3001585573          5573         XXXXXX5573             664                ITF RAST 2006-A4 03/30/06            $272,000.00
 3001585599          5599         XXXXXX5599             664                ITF RAST 2006-A4 03/30/06            $114,731.89
 3001585623          5623         XXXXXX5623             664                ITF RAST 2006-A4 03/30/06             $59,250.00
 3001586092          6092         XXXXXX6092             664                ITF RAST 2006-A4 03/30/06            $125,600.00
 3001586431          6431         XXXXXX6431             664                ITF RAST 2006-A4 03/30/06            $438,242.00
 3001587702          7702         XXXXXX7702             664                ITF RAST 2006-A4 03/30/06            $200,000.00
 3001587918          7918         XXXXXX7918             664                ITF RAST 2006-A4 03/30/06            $453,750.00
 3001589237          9237         XXXXXX9237             664                ITF RAST 2006-A4 03/30/06            $486,200.00
 3001590011          0011         XXXXXX0011             664                ITF RAST 2006-A4 03/30/06            $149,878.00
 3001590318          0318         XXXXXX0318             664                ITF RAST 2006-A4 03/30/06            $150,242.92
 3001590359          0359         XXXXXX0359             664                ITF RAST 2006-A4 03/30/06            $231,940.44
 3001590367          0367         XXXXXX0367             664                ITF RAST 2006-A4 03/30/06            $245,055.01
 3001590375          0375         XXXXXX0375             664                ITF RAST 2006-A4 03/30/06            $310,992.50
 3001590466          0466         XXXXXX0466             664                ITF RAST 2006-A4 03/30/06            $300,000.00
 3001590490          0490         XXXXXX0490             664                ITF RAST 2006-A4 03/30/06            $332,500.00
 3001590524          0524         XXXXXX0524             664                ITF RAST 2006-A4 03/30/06            $277,421.53
 3001590607          0607         XXXXXX0607             664                ITF RAST 2006-A4 03/30/06            $150,000.00
 3001590631          0631         XXXXXX0631             664                ITF RAST 2006-A4 03/30/06            $731,798.94
 3001590664          0664         XXXXXX0664             664                ITF RAST 2006-A4 03/30/06            $421,589.10
 3001590672          0672         XXXXXX0672             664                ITF RAST 2006-A4 03/30/06            $432,800.00
 3001590706          0706         XXXXXX0706             664                ITF RAST 2006-A4 03/30/06            $133,600.00
 3001590730          0730         XXXXXX0730             664                ITF RAST 2006-A4 03/30/06            $399,101.13
 3001590763          0763         XXXXXX0763             664                ITF RAST 2006-A4 03/30/06            $231,633.54
 3001590789          0789         XXXXXX0789             664                ITF RAST 2006-A4 03/30/06            $144,000.00
 3001590805          0805         XXXXXX0805             664                ITF RAST 2006-A4 03/30/06            $298,995.46
 3001590870          0870         XXXXXX0870             664                ITF RAST 2006-A4 03/30/06            $198,718.86
 3001590979          0979         XXXXXX0979             664                ITF RAST 2006-A4 03/30/06            $196,000.00
 3001591019          1019         XXXXXX1019             664                ITF RAST 2006-A4 03/30/06            $285,000.00
 3001591068          1068         XXXXXX1068             664                ITF RAST 2006-A4 03/30/06            $232,490.20
 3001591076          1076         XXXXXX1076             664                ITF RAST 2006-A4 03/30/06            $170,928.37
 3001591084          1084         XXXXXX1084             664                ITF RAST 2006-A4 03/30/06            $280,000.00
 3001591191          1191         XXXXXX1191             664                ITF RAST 2006-A4 03/30/06            $412,000.00
 3001591209          1209         XXXXXX1209             664                ITF RAST 2006-A4 03/30/06            $325,376.22
 3001591266          1266         XXXXXX1266             664                ITF RAST 2006-A4 03/30/06            $318,396.60
 3001591316          1316         XXXXXX1316             664                ITF RAST 2006-A4 03/30/06            $137,841.12
 3001591357          1357         XXXXXX1357             664                ITF RAST 2006-A4 03/30/06            $216,171.00
 3001591555          1555         XXXXXX1555             664                ITF RAST 2006-A4 03/30/06            $560,000.00
 3001591571          1571         XXXXXX1571             664                ITF RAST 2006-A4 03/30/06            $252,000.00
 3001591589          1589         XXXXXX1589             664                ITF RAST 2006-A4 03/30/06            $326,361.42
 3001591621          1621         XXXXXX1621             664                ITF RAST 2006-A4 03/30/06            $164,322.70
 3001591662          1662         XXXXXX1662             664                ITF RAST 2006-A4 03/30/06            $132,795.24
 3001591738          1738         XXXXXX1738             664                ITF RAST 2006-A4 03/30/06            $513,750.00
 3001591837          1837         XXXXXX1837             664                ITF RAST 2006-A4 03/30/06               $0.00
 3001591852          1852         XXXXXX1852             664                ITF RAST 2006-A4 03/30/06            $172,000.00
 3001591860          1860         XXXXXX1860             664                ITF RAST 2006-A4 03/30/06            $408,999.23
 3001591894          1894         XXXXXX1894             664                ITF RAST 2006-A4 03/30/06            $112,700.00
 3001591902          1902         XXXXXX1902             664                ITF RAST 2006-A4 03/30/06            $107,980.00
 3001591910          1910         XXXXXX1910             664                ITF RAST 2006-A4 03/30/06            $107,898.88
 3001591936          1936         XXXXXX1936             664                ITF RAST 2006-A4 03/30/06             $90,680.00
 3001591944          1944         XXXXXX1944             664                ITF RAST 2006-A4 03/30/06            $100,594.27
 3001591951          1951         XXXXXX1951             664                ITF RAST 2006-A4 03/30/06             $74,900.00
 3001591969          1969         XXXXXX1969             664                ITF RAST 2006-A4 03/30/06             $99,665.07
 3001591985          1985         XXXXXX1985             664                ITF RAST 2006-A4 03/30/06            $101,999.99
 3001592009          2009         XXXXXX2009             664                ITF RAST 2006-A4 03/30/06            $126,919.00
 3001592017          2017         XXXXXX2017             664                ITF RAST 2006-A4 03/30/06             $81,000.00
 3001592033          2033         XXXXXX2033             664                ITF RAST 2006-A4 03/30/06             $90,900.00
 3001592041          2041         XXXXXX2041             664                ITF RAST 2006-A4 03/30/06            $285,000.00
 3001592074          2074         XXXXXX2074             664                ITF RAST 2006-A4 03/30/06               $0.00
 3001592108          2108         XXXXXX2108             664                ITF RAST 2006-A4 03/30/06            $129,430.00
 3001592124          2124         XXXXXX2124             664                ITF RAST 2006-A4 03/30/06            $130,500.00
 3001592132          2132         XXXXXX2132             664                ITF RAST 2006-A4 03/30/06            $184,100.00
 3001592140          2140         XXXXXX2140             664                ITF RAST 2006-A4 03/30/06            $127,750.00
 3001592157          2157         XXXXXX2157             664                ITF RAST 2006-A4 03/30/06            $408,643.55
 3001592165          2165         XXXXXX2165             664                ITF RAST 2006-A4 03/30/06            $111,930.00
 3001592173          2173         XXXXXX2173             664                ITF RAST 2006-A4 03/30/06            $117,223.17
 3001592215          2215         XXXXXX2215             664                ITF RAST 2006-A4 03/30/06             $88,837.00
 3001592223          2223         XXXXXX2223             664                ITF RAST 2006-A4 03/30/06            $138,800.00
 3001592330          2330         XXXXXX2330             664                ITF RAST 2006-A4 03/30/06            $405,295.99
 3001592348          2348         XXXXXX2348             664                ITF RAST 2006-A4 03/30/06            $323,072.14
 3001592405          2405         XXXXXX2405             664                ITF RAST 2006-A4 03/30/06            $516,000.00
 3001592504          2504         XXXXXX2504             664                ITF RAST 2006-A4 03/30/06            $349,996.79
 3001592561          2561         XXXXXX2561             664                ITF RAST 2006-A4 03/30/06            $343,999.99
 3001592710          2710         XXXXXX2710             664                ITF RAST 2006-A4 03/30/06            $313,575.61
 3001592736          2736         XXXXXX2736             664                ITF RAST 2006-A4 03/30/06            $123,010.00
 3001592744          2744         XXXXXX2744             664                ITF RAST 2006-A4 03/30/06            $304,247.20
 3001592991          2991         XXXXXX2991             664                ITF RAST 2006-A4 03/30/06            $495,800.00
 3001593015          3015         XXXXXX3015             664                ITF RAST 2006-A4 03/30/06            $175,951.42
 3001593023          3023         XXXXXX3023             664                ITF RAST 2006-A4 03/30/06            $237,400.00
 3001593072          3072         XXXXXX3072             664                ITF RAST 2006-A4 03/30/06            $397,258.65
 3001593130          3130         XXXXXX3130             664                ITF RAST 2006-A4 03/30/06            $120,000.00
 3001593213          3213         XXXXXX3213             664                ITF RAST 2006-A4 03/30/06               $0.00
 3001593221          3221         XXXXXX3221             664                ITF RAST 2006-A4 03/30/06               $0.00
 3001593247          3247         XXXXXX3247             664                ITF RAST 2006-A4 03/30/06            $211,200.00
 3001593270          3270         XXXXXX3270             664                ITF RAST 2006-A4 03/30/06            $200,000.00
 3001593288          3288         XXXXXX3288             664                ITF RAST 2006-A4 03/30/06             $94,000.00
 3001593304          3304         XXXXXX3304             664                ITF RAST 2006-A4 03/30/06             $81,596.61
 3001593338          3338         XXXXXX3338             664                ITF RAST 2006-A4 03/30/06            $118,839.08
 3001593460          3460         XXXXXX3460             664                ITF RAST 2006-A4 03/30/06            $252,000.00
 3001593486          3486         XXXXXX3486             664                ITF RAST 2006-A4 03/30/06               $0.00
 3001593502          3502         XXXXXX3502             664                ITF RAST 2006-A4 03/30/06            $151,968.65
 3001593585          3585         XXXXXX3585             664                ITF RAST 2006-A4 03/30/06            $164,250.00
 3001593593          3593         XXXXXX3593             664                ITF RAST 2006-A4 03/30/06            $383,008.47
 3001593643          3643         XXXXXX3643             664                ITF RAST 2006-A4 03/30/06            $199,500.00
 3001593775          3775         XXXXXX3775             664                ITF RAST 2006-A4 03/30/06            $420,000.00
 3001593965          3965         XXXXXX3965             664                ITF RAST 2006-A4 03/30/06            $233,499.80
 3001593981          3981         XXXXXX3981             664                ITF RAST 2006-A4 03/30/06            $269,169.94
 3001594054          4054         XXXXXX4054             664                ITF RAST 2006-A4 03/30/06            $410,000.00
 3001594286          4286         XXXXXX4286             664                ITF RAST 2006-A4 03/30/06           $1,999,000.00
 3001594674          4674         XXXXXX4674             664                ITF RAST 2006-A4 03/30/06            $250,000.00
 3001594682          4682         XXXXXX4682             664                ITF RAST 2006-A4 03/30/06            $262,427.54
 3001594898          4898         XXXXXX4898             664                ITF RAST 2006-A4 03/30/06            $321,798.78
 3001595465          5465         XXXXXX5465             664                ITF RAST 2006-A4 03/30/06            $284,000.00
 3001595630          5630         XXXXXX5630             664                ITF RAST 2006-A4 03/30/06            $262,426.76
 3001595671          5671         XXXXXX5671             664                ITF RAST 2006-A4 03/30/06            $269,166.89
 3001595762          5762         XXXXXX5762             664                ITF RAST 2006-A4 03/30/06            $174,843.16
 3001595994          5994         XXXXXX5994             664                ITF RAST 2006-A4 03/30/06            $125,900.00
 3001596018          6018         XXXXXX6018             664                ITF RAST 2006-A4 03/30/06            $299,999.19
 3001596109          6109         XXXXXX6109             664                ITF RAST 2006-A4 03/30/06            $142,088.33
 3001596216          6216         XXXXXX6216             664                ITF RAST 2006-A4 03/30/06            $151,009.00
 3001596513          6513         XXXXXX6513             664                ITF RAST 2006-A4 03/30/06            $217,500.00
 3001596547          6547         XXXXXX6547             664                ITF RAST 2006-A4 03/30/06               $0.00
 3001596711          6711         XXXXXX6711             664                ITF RAST 2006-A4 03/30/06               $0.00
 3001596729          6729         XXXXXX6729             664                ITF RAST 2006-A4 03/30/06            $140,500.00
 3001596745          6745         XXXXXX6745             664                ITF RAST 2006-A4 03/30/06            $275,989.78
 3001596760          6760         XXXXXX6760             664                ITF RAST 2006-A4 03/30/06            $308,000.00
 3001596778          6778         XXXXXX6778             664                ITF RAST 2006-A4 03/30/06            $284,400.00
 3001596810          6810         XXXXXX6810             664                ITF RAST 2006-A4 03/30/06            $271,200.00
 3001596869          6869         XXXXXX6869             664                ITF RAST 2006-A4 03/30/06            $374,704.00
 3001596885          6885         XXXXXX6885             664                ITF RAST 2006-A4 03/30/06            $282,000.00
 3001596901          6901         XXXXXX6901             664                ITF RAST 2006-A4 03/30/06            $259,200.00
 3001596919          6919         XXXXXX6919             664                ITF RAST 2006-A4 03/30/06            $381,500.00
 3001596935          6935         XXXXXX6935             664                ITF RAST 2006-A4 03/30/06            $371,896.04
 3001596943          6943         XXXXXX6943             664                ITF RAST 2006-A4 03/30/06            $337,600.00
 3001596968          6968         XXXXXX6968             664                ITF RAST 2006-A4 03/30/06            $204,000.00
 3001596984          6984         XXXXXX6984             664                ITF RAST 2006-A4 03/30/06            $279,834.42
 3001596992          6992         XXXXXX6992             664                ITF RAST 2006-A4 03/30/06            $372,000.00
 3001597008          7008         XXXXXX7008             664                ITF RAST 2006-A4 03/30/06            $259,999.66
 3001597024          7024         XXXXXX7024             664                ITF RAST 2006-A4 03/30/06            $319,919.59
 3001597065          7065         XXXXXX7065             664                ITF RAST 2006-A4 03/30/06            $338,400.00
 3001597073          7073         XXXXXX7073             664                ITF RAST 2006-A4 03/30/06               $0.00
 3001597081          7081         XXXXXX7081             664                ITF RAST 2006-A4 03/30/06            $351,233.83
 3001597099          7099         XXXXXX7099             664                ITF RAST 2006-A4 03/30/06            $256,000.00
 3001597107          7107         XXXXXX7107             664                ITF RAST 2006-A4 03/30/06            $316,000.00
 3001597131          7131         XXXXXX7131             664                ITF RAST 2006-A4 03/30/06            $308,000.00
 3001597156          7156         XXXXXX7156             664                ITF RAST 2006-A4 03/30/06            $194,400.00
 3001597164          7164         XXXXXX7164             664                ITF RAST 2006-A4 03/30/06            $399,797.74
 3001597354          7354         XXXXXX7354             664                ITF RAST 2006-A4 03/30/06            $183,998.74
 3001597412          7412         XXXXXX7412             664                ITF RAST 2006-A4 03/30/06            $203,960.00
 3001597420          7420         XXXXXX7420             664                ITF RAST 2006-A4 03/30/06            $148,000.00
 3001597602          7602         XXXXXX7602             664                ITF RAST 2006-A4 03/30/06            $340,293.62
 3001597628          7628         XXXXXX7628             664                ITF RAST 2006-A4 03/30/06            $329,605.60
 3001597727          7727         XXXXXX7727             664                ITF RAST 2006-A4 03/30/06            $100,424.20
 3001597792          7792         XXXXXX7792             664                ITF RAST 2006-A4 03/30/06            $156,663.97
 3001597800          7800         XXXXXX7800             664                ITF RAST 2006-A4 03/30/06            $120,675.00
 3001597875          7875         XXXXXX7875             664                ITF RAST 2006-A4 03/30/06            $102,195.00
 3001598055          8055         XXXXXX8055             664                ITF RAST 2006-A4 03/30/06               $0.00
 3001598063          8063         XXXXXX8063             664                ITF RAST 2006-A4 03/30/06            $104,000.00
 3001598261          8261         XXXXXX8261             664                ITF RAST 2006-A4 03/30/06            $145,455.39
 3001598287          8287         XXXXXX8287             664                ITF RAST 2006-A4 03/30/06            $198,137.44
 3001598303          8303         XXXXXX8303             664                ITF RAST 2006-A4 03/30/06            $358,321.95
 3001598394          8394         XXXXXX8394             664                ITF RAST 2006-A4 03/30/06               $0.00
 3001598428          8428         XXXXXX8428             664                ITF RAST 2006-A4 03/30/06            $185,895.00
 3001598642          8642         XXXXXX8642             664                ITF RAST 2006-A4 03/30/06            $224,250.00
 3001598709          8709         XXXXXX8709             664                ITF RAST 2006-A4 03/30/06            $354,000.00
 3001598758          8758         XXXXXX8758             664                ITF RAST 2006-A4 03/30/06               $0.00
 3001598808          8808         XXXXXX8808             664                ITF RAST 2006-A4 03/30/06            $224,000.00
 3001598873          8873         XXXXXX8873             664                ITF RAST 2006-A4 03/30/06            $131,999.62
 3001598923          8923         XXXXXX8923             664                ITF RAST 2006-A4 03/30/06            $290,000.00
 3001599095          9095         XXXXXX9095             664                ITF RAST 2006-A4 03/30/06            $263,957.14
 3001599111          9111         XXXXXX9111             664                ITF RAST 2006-A4 03/30/06            $296,000.00
 3001599178          9178         XXXXXX9178             664                ITF RAST 2006-A4 03/30/06             $67,155.98
 3001599186          9186         XXXXXX9186             664                ITF RAST 2006-A4 03/30/06            $171,999.68
 3001599202          9202         XXXXXX9202             664                ITF RAST 2006-A4 03/30/06            $128,799.97
 3001599269          9269         XXXXXX9269             664                ITF RAST 2006-A4 03/30/06            $600,000.00
 3001600018          0018         XXXXXX0018             664                ITF RAST 2006-A4 03/30/06               $0.00
 3001600570          0570         XXXXXX0570             664                ITF RAST 2006-A4 03/30/06            $232,000.00
 3001600653          0653         XXXXXX0653             664                ITF RAST 2006-A4 03/30/06            $361,994.97
 3001600679          0679         XXXXXX0679             664                ITF RAST 2006-A4 03/30/06            $124,762.61
 3001601438          1438         XXXXXX1438             664                ITF RAST 2006-A4 03/30/06            $518,709.48
 3001601933          1933         XXXXXX1933             664                ITF RAST 2006-A4 03/30/06            $227,200.00
 3001602170          2170         XXXXXX2170             664                ITF RAST 2006-A4 03/30/06            $374,786.82
 3001602238          2238         XXXXXX2238             664                ITF RAST 2006-A4 03/30/06            $575,000.00
 3001602352          2352         XXXXXX2352             664                ITF RAST 2006-A4 03/30/06            $304,000.00
 3001602576          2576         XXXXXX2576             664                ITF RAST 2006-A4 03/30/06            $108,300.92
 3001602758          2758         XXXXXX2758             664                ITF RAST 2006-A4 03/30/06            $189,913.87
 3001602857          2857         XXXXXX2857             664                ITF RAST 2006-A4 03/30/06            $203,633.66
 3001602923          2923         XXXXXX2923             664                ITF RAST 2006-A4 03/30/06            $134,398.59
 3001603202          3202         XXXXXX3202             664                ITF RAST 2006-A4 03/30/06            $401,961.66
 3001603319          3319         XXXXXX3319             664                ITF RAST 2006-A4 03/30/06            $203,710.97
 3001603392          3392         XXXXXX3392             664                ITF RAST 2006-A4 03/30/06            $300,000.00
 3001603400          3400         XXXXXX3400             664                ITF RAST 2006-A4 03/30/06            $258,400.00
 3001603624          3624         XXXXXX3624             664                ITF RAST 2006-A4 03/30/06            $279,980.00
 3001603699          3699         XXXXXX3699             664                ITF RAST 2006-A4 03/30/06            $100,000.00
 3001604309          4309         XXXXXX4309             664                ITF RAST 2006-A4 03/30/06            $224,808.38
 3001604457          4457         XXXXXX4457             664                ITF RAST 2006-A4 03/30/06            $192,000.00
 3001604739          4739         XXXXXX4739             664                ITF RAST 2006-A4 03/30/06            $133,885.00
 3001604788          4788         XXXXXX4788             664                ITF RAST 2006-A4 03/30/06            $400,000.00
 3001605199          5199         XXXXXX5199             664                ITF RAST 2006-A4 03/30/06            $173,600.00
 3001605314          5314         XXXXXX5314             664                ITF RAST 2006-A4 03/30/06            $517,269.45
 3001606668          6668         XXXXXX6668             664                ITF RAST 2006-A4 03/30/06               $0.00
 3001606684          6684         XXXXXX6684             664                ITF RAST 2006-A4 03/30/06            $208,000.00
 3001606866          6866         XXXXXX6866             664                ITF RAST 2006-A4 03/30/06            $204,000.00
 3001606973          6973         XXXXXX6973             664                ITF RAST 2006-A4 03/30/06            $120,645.37
 3001606999          6999         XXXXXX6999             664                ITF RAST 2006-A4 03/30/06            $115,896.32
 3001607153          7153         XXXXXX7153             664                ITF RAST 2006-A4 03/30/06            $176,000.00
 3001607179          7179         XXXXXX7179             664                ITF RAST 2006-A4 03/30/06            $127,920.00
 3001607195          7195         XXXXXX7195             664                ITF RAST 2006-A4 03/30/06             $87,999.56
 3001607229          7229         XXXXXX7229             664                ITF RAST 2006-A4 03/30/06             $90,400.00
 3001607278          7278         XXXXXX7278             664                ITF RAST 2006-A4 03/30/06            $197,999.99
 3001607807          7807         XXXXXX7807             664                ITF RAST 2006-A4 03/30/06            $454,940.49
 3001607914          7914         XXXXXX7914             664                ITF RAST 2006-A4 03/30/06            $461,725.61
 3001608441          8441         XXXXXX8441             664                ITF RAST 2006-A4 03/30/06            $474,565.86
 3001608896          8896         XXXXXX8896             664                ITF RAST 2006-A4 03/30/06            $146,943.36
 3001609001          9001         XXXXXX9001             664                ITF RAST 2006-A4 03/30/06            $188,999.99
 3001609340          9340         XXXXXX9340             664                ITF RAST 2006-A4 03/30/06            $256,000.00
 3001609498          9498         XXXXXX9498             664                ITF RAST 2006-A4 03/30/06            $230,322.00
 3001609555          9555         XXXXXX9555             664                ITF RAST 2006-A4 03/30/06            $192,000.00
 3001609589          9589         XXXXXX9589             664                ITF RAST 2006-A4 03/30/06            $280,299.58
 3001609597          9597         XXXXXX9597             664                ITF RAST 2006-A4 03/30/06            $299,999.95
 3001609670          9670         XXXXXX9670             664                ITF RAST 2006-A4 03/30/06            $288,000.00
 3001609688          9688         XXXXXX9688             664                ITF RAST 2006-A4 03/30/06            $198,176.11
 3001609704          9704         XXXXXX9704             664                ITF RAST 2006-A4 03/30/06            $206,748.85
 3001617111          7111         XXXXXX7111             664                ITF RAST 2006-A4 03/30/06            $134,011.60
 3001617319          7319         XXXXXX7319             664                ITF RAST 2006-A4 03/30/06            $419,000.00
 3001617566          7566         XXXXXX7566             664                ITF RAST 2006-A4 03/30/06             $80,299.56
 3001617707          7707         XXXXXX7707             664                ITF RAST 2006-A4 03/30/06            $135,975.42
 3001618176          8176         XXXXXX8176             664                ITF RAST 2006-A4 03/30/06            $164,351.93
 3001618226          8226         XXXXXX8226             664                ITF RAST 2006-A4 03/30/06            $171,069.06
 3001618713          8713         XXXXXX8713             664                ITF RAST 2006-A4 03/30/06            $198,059.97
 3001618721          8721         XXXXXX8721             664                ITF RAST 2006-A4 03/30/06            $203,999.98
 3001619224          9224         XXXXXX9224             664                ITF RAST 2006-A4 03/30/06            $231,795.43
 3001619505          9505         XXXXXX9505             664                ITF RAST 2006-A4 03/30/06            $255,318.06
 3001619562          9562         XXXXXX9562             664                ITF RAST 2006-A4 03/30/06            $124,880.00
 3001619596          9596         XXXXXX9596             664                ITF RAST 2006-A4 03/30/06            $202,399.00
 3001619620          9620         XXXXXX9620             664                ITF RAST 2006-A4 03/30/06            $277,000.00
 3001619794          9794         XXXXXX9794             664                ITF RAST 2006-A4 03/30/06            $279,173.94
 3001620107          0107         XXXXXX0107             664                ITF RAST 2006-A4 03/30/06            $139,989.58
 3001620115          0115         XXXXXX0115             664                ITF RAST 2006-A4 03/30/06            $154,386.61
 3001620206          0206         XXXXXX0206             664                ITF RAST 2006-A4 03/30/06            $127,500.00
 3001620214          0214         XXXXXX0214             664                ITF RAST 2006-A4 03/30/06            $103,182.20
 3001620321          0321         XXXXXX0321             664                ITF RAST 2006-A4 03/30/06            $176,710.00
 3001620339          0339         XXXXXX0339             664                ITF RAST 2006-A4 03/30/06            $204,000.00
 3001620438          0438         XXXXXX0438             664                ITF RAST 2006-A4 03/30/06            $113,616.83
 3001620552          0552         XXXXXX0552             664                ITF RAST 2006-A4 03/30/06            $140,000.00
 3001620750          0750         XXXXXX0750             664                ITF RAST 2006-A4 03/30/06            $235,988.11
 3001620784          0784         XXXXXX0784             664                ITF RAST 2006-A4 03/30/06            $139,152.15
 3001620859          0859         XXXXXX0859             664                ITF RAST 2006-A4 03/30/06            $168,000.00
 3001620875          0875         XXXXXX0875             664                ITF RAST 2006-A4 03/30/06             $88,799.99
 3001621063          1063         XXXXXX1063             664                ITF RAST 2006-A4 03/30/06            $212,000.00
 3001621170          1170         XXXXXX1170             664                ITF RAST 2006-A4 03/30/06            $156,855.15
 3001621196          1196         XXXXXX1196             664                ITF RAST 2006-A4 03/30/06            $100,795.42
 3001621253          1253         XXXXXX1253             664                ITF RAST 2006-A4 03/30/06            $244,800.00
 3001621287          1287         XXXXXX1287             664                ITF RAST 2006-A4 03/30/06            $131,367.08
 3001621329          1329         XXXXXX1329             664                ITF RAST 2006-A4 03/30/06               $0.00
 3001621360          1360         XXXXXX1360             664                ITF RAST 2006-A4 03/30/06             $66,071.25
 3001621501          1501         XXXXXX1501             664                ITF RAST 2006-A4 03/30/06            $211,994.93
 3001621527          1527         XXXXXX1527             664                ITF RAST 2006-A4 03/30/06            $295,066.83
 3001621618          1618         XXXXXX1618             664                ITF RAST 2006-A4 03/30/06            $143,754.68
 3001623002          3002         XXXXXX3002             664                ITF RAST 2006-A4 03/30/06            $482,999.99
 3001623044          3044         XXXXXX3044             664                ITF RAST 2006-A4 03/30/06            $860,540.34
 3001623093          3093         XXXXXX3093             664                ITF RAST 2006-A4 03/30/06            $602,375.56
 3001624893          4893         XXXXXX4893             664                ITF RAST 2006-A4 03/30/06            $132,714.61
 3001624976          4976         XXXXXX4976             664                ITF RAST 2006-A4 03/30/06            $255,500.00
 3001624984          4984         XXXXXX4984             664                ITF RAST 2006-A4 03/30/06            $344,595.07
 3001625353          5353         XXXXXX5353             664                ITF RAST 2006-A4 03/30/06            $116,000.00
 3001625502          5502         XXXXXX5502             664                ITF RAST 2006-A4 03/30/06            $279,600.00
 3001625569          5569         XXXXXX5569             664                ITF RAST 2006-A4 03/30/06            $479,700.00
 3001625601          5601         XXXXXX5601             664                ITF RAST 2006-A4 03/30/06            $271,677.86
 3001626021          6021         XXXXXX6021             664                ITF RAST 2006-A4 03/30/06            $169,600.00
 3001626088          6088         XXXXXX6088             664                ITF RAST 2006-A4 03/30/06            $532,037.39
 3001626344          6344         XXXXXX6344             664                ITF RAST 2006-A4 03/30/06            $583,996.66
 3001626765          6765         XXXXXX6765             664                ITF RAST 2006-A4 03/30/06            $220,000.00
 3001626823          6823         XXXXXX6823             664                ITF RAST 2006-A4 03/30/06            $179,200.00
 3001627276          7276         XXXXXX7276             664                ITF RAST 2006-A4 03/30/06            $453,199.98
 3001627342          7342         XXXXXX7342             664                ITF RAST 2006-A4 03/30/06            $161,000.00
 3001627417          7417         XXXXXX7417             664                ITF RAST 2006-A4 03/30/06            $600,000.00
 3001627433          7433         XXXXXX7433             664                ITF RAST 2006-A4 03/30/06            $155,053.37
 3001627565          7565         XXXXXX7565             664                ITF RAST 2006-A4 03/30/06            $455,853.32
 3001627631          7631         XXXXXX7631             664                ITF RAST 2006-A4 03/30/06            $357,000.00
 3001627649          7649         XXXXXX7649             664                ITF RAST 2006-A4 03/30/06            $468,000.00
 3001627656          7656         XXXXXX7656             664                ITF RAST 2006-A4 03/30/06            $333,600.00
 3001627706          7706         XXXXXX7706             664                ITF RAST 2006-A4 03/30/06               $0.00
 3001627854          7854         XXXXXX7854             664                ITF RAST 2006-A4 03/30/06            $240,754.77
 3001627938          7938         XXXXXX7938             664                ITF RAST 2006-A4 03/30/06            $638,304.00
 3001628027          8027         XXXXXX8027             664                ITF RAST 2006-A4 03/30/06            $292,798.64
 3001628605          8605         XXXXXX8605             664                ITF RAST 2006-A4 03/30/06             $92,925.79
 3001628852          8852         XXXXXX8852             664                ITF RAST 2006-A4 03/30/06            $112,652.90
 3001628894          8894         XXXXXX8894             664                ITF RAST 2006-A4 03/30/06            $310,000.00
 3001629215          9215         XXXXXX9215             664                ITF RAST 2006-A4 03/30/06            $223,938.12
 3001629231          9231         XXXXXX9231             664                ITF RAST 2006-A4 03/30/06            $195,000.00
 3001629249          9249         XXXXXX9249             664                ITF RAST 2006-A4 03/30/06            $385,997.82
 3001629355          9355         XXXXXX9355             664                ITF RAST 2006-A4 03/30/06            $247,364.37
 3001629413          9413         XXXXXX9413             664                ITF RAST 2006-A4 03/30/06            $103,887.88
 3001629496          9496         XXXXXX9496             664                ITF RAST 2006-A4 03/30/06            $287,863.40
 3001629728          9728         XXXXXX9728             664                ITF RAST 2006-A4 03/30/06            $494,400.00
 3001629892          9892         XXXXXX9892             664                ITF RAST 2006-A4 03/30/06            $119,646.96
 3001629918          9918         XXXXXX9918             664                ITF RAST 2006-A4 03/30/06            $571,997.80
 3001629975          9975         XXXXXX9975             664                ITF RAST 2006-A4 03/30/06               $0.00
 3001630411          0411         XXXXXX0411             664                ITF RAST 2006-A4 03/30/06            $115,983.26
 3001630437          0437         XXXXXX0437             664                ITF RAST 2006-A4 03/30/06            $267,144.72
 3001632441          2441         XXXXXX2441             664                ITF RAST 2006-A4 03/30/06            $190,300.00
 3001632565          2565         XXXXXX2565             664                ITF RAST 2006-A4 03/30/06            $124,000.00
 3001632573          2573         XXXXXX2573             664                ITF RAST 2006-A4 03/30/06            $179,392.93
 3001632714          2714         XXXXXX2714             664                ITF RAST 2006-A4 03/30/06            $127,976.54
 3001632771          2771         XXXXXX2771             664                ITF RAST 2006-A4 03/30/06            $215,750.00
 3001632862          2862         XXXXXX2862             664                ITF RAST 2006-A4 03/30/06            $151,650.00
 3001632946          2946         XXXXXX2946             664                ITF RAST 2006-A4 03/30/06             $67,260.31
 3001632961          2961         XXXXXX2961             664                ITF RAST 2006-A4 03/30/06             $77,598.00
 3001633027          3027         XXXXXX3027             664                ITF RAST 2006-A4 03/30/06            $291,050.00
 3001633217          3217         XXXXXX3217             664                ITF RAST 2006-A4 03/30/06             $55,944.28
 3001633225          3225         XXXXXX3225             664                ITF RAST 2006-A4 03/30/06            $259,907.40
 3001633266          3266         XXXXXX3266             664                ITF RAST 2006-A4 03/30/06             $66,500.00
 3001633274          3274         XXXXXX3274             664                ITF RAST 2006-A4 03/30/06            $133,599.98
 3001633332          3332         XXXXXX3332             664                ITF RAST 2006-A4 03/30/06            $207,990.90
 3001633423          3423         XXXXXX3423             664                ITF RAST 2006-A4 03/30/06            $153,480.00
 3001633464          3464         XXXXXX3464             664                ITF RAST 2006-A4 03/30/06            $117,884.60
 3001633498          3498         XXXXXX3498             664                ITF RAST 2006-A4 03/30/06               $0.00
 3001633530          3530         XXXXXX3530             664                ITF RAST 2006-A4 03/30/06            $607,939.78
 3001633563          3563         XXXXXX3563             664                ITF RAST 2006-A4 03/30/06               $0.00
 3001633654          3654         XXXXXX3654             664                ITF RAST 2006-A4 03/30/06            $986,320.56
 3001633761          3761         XXXXXX3761             664                ITF RAST 2006-A4 03/30/06            $238,316.82
 3001633787          3787         XXXXXX3787             664                ITF RAST 2006-A4 03/30/06            $201,398.83
 3001633902          3902         XXXXXX3902             664                ITF RAST 2006-A4 03/30/06            $143,360.98
 3001633993          3993         XXXXXX3993             664                ITF RAST 2006-A4 03/30/06            $155,951.25
 3001634124          4124         XXXXXX4124             664                ITF RAST 2006-A4 03/30/06            $183,869.59
 3001634140          4140         XXXXXX4140             664                ITF RAST 2006-A4 03/30/06            $179,996.08
 3001634256          4256         XXXXXX4256             664                ITF RAST 2006-A4 03/30/06             $91,869.51
 3001634272          4272         XXXXXX4272             664                ITF RAST 2006-A4 03/30/06             $79,950.00
 3001634355          4355         XXXXXX4355             664                ITF RAST 2006-A4 03/30/06            $131,998.36
 3001634496          4496         XXXXXX4496             664                ITF RAST 2006-A4 03/30/06            $114,870.00
 3001634660          4660         XXXXXX4660             664                ITF RAST 2006-A4 03/30/06            $197,067.94
 3001634710          4710         XXXXXX4710             664                ITF RAST 2006-A4 03/30/06            $126,576.99
 3001634868          4868         XXXXXX4868             664                ITF RAST 2006-A4 03/30/06            $167,691.45
 3001634884          4884         XXXXXX4884             664                ITF RAST 2006-A4 03/30/06            $295,805.78
 3001634926          4926         XXXXXX4926             664                ITF RAST 2006-A4 03/30/06             $61,638.92
 3001634967          4967         XXXXXX4967             664                ITF RAST 2006-A4 03/30/06             $77,900.00
 3001635006          5006         XXXXXX5006             664                ITF RAST 2006-A4 03/30/06            $115,600.00
 3001635014          5014         XXXXXX5014             664                ITF RAST 2006-A4 03/30/06             $70,699.95
 3001635055          5055         XXXXXX5055             664                ITF RAST 2006-A4 03/30/06            $109,224.82
 3001635147          5147         XXXXXX5147             664                ITF RAST 2006-A4 03/30/06            $180,000.00
 3001637077          7077         XXXXXX7077             664                ITF RAST 2006-A4 03/30/06            $123,341.11
 3001637085          7085         XXXXXX7085             664                ITF RAST 2006-A4 03/30/06            $272,000.00
 3001637267          7267         XXXXXX7267             664                ITF RAST 2006-A4 03/30/06            $182,389.09
 3001637432          7432         XXXXXX7432             664                ITF RAST 2006-A4 03/30/06             $56,849.69
 3001637994          7994         XXXXXX7994             664                ITF RAST 2006-A4 03/30/06             $84,500.00
 3001638034          8034         XXXXXX8034             664                ITF RAST 2006-A4 03/30/06               $0.00
 3001638067          8067         XXXXXX8067             664                ITF RAST 2006-A4 03/30/06             $82,349.64
 3001638968          8968         XXXXXX8968             664                ITF RAST 2006-A4 03/30/06            $900,000.00
 3001639206          9206         XXXXXX9206             664                ITF RAST 2006-A4 03/30/06            $440,869.32
 3001639347          9347         XXXXXX9347             664                ITF RAST 2006-A4 03/30/06            $453,477.15
 3001639602          9602         XXXXXX9602             664                ITF RAST 2006-A4 03/30/06            $456,547.80
 3001643877          3877         XXXXXX3877             664                ITF RAST 2006-A4 03/30/06            $174,299.99
 3001644206          4206         XXXXXX4206             664                ITF RAST 2006-A4 03/30/06               $0.00
 3001644339          4339         XXXXXX4339             664                ITF RAST 2006-A4 03/30/06            $283,200.00
 3001644362          4362         XXXXXX4362             664                ITF RAST 2006-A4 03/30/06             $71,959.39
 3001644479          4479         XXXXXX4479             664                ITF RAST 2006-A4 03/30/06            $714,944.62
 3001644610          4610         XXXXXX4610             664                ITF RAST 2006-A4 03/30/06            $795,000.00
 3001646904          6904         XXXXXX6904             664                ITF RAST 2006-A4 03/30/06            $745,727.79
 3001647324          7324         XXXXXX7324             664                ITF RAST 2006-A4 03/30/06            $140,000.00
 3001647423          7423         XXXXXX7423             664                ITF RAST 2006-A4 03/30/06            $556,800.00
 3001648397          8397         XXXXXX8397             664                ITF RAST 2006-A4 03/30/06            $453,961.88
 3001648728          8728         XXXXXX8728             664                ITF RAST 2006-A4 03/30/06            $112,000.00
 3001648801          8801         XXXXXX8801             664                ITF RAST 2006-A4 03/30/06            $375,999.19
 3001648900          8900         XXXXXX8900             664                ITF RAST 2006-A4 03/30/06            $210,700.00
 3001649098          9098         XXXXXX9098             664                ITF RAST 2006-A4 03/30/06            $812,500.00
 3001649528          9528         XXXXXX9528             664                ITF RAST 2006-A4 03/30/06             $74,037.54
 3001649965          9965         XXXXXX9965             664                ITF RAST 2006-A4 03/30/06            $496,940.43
 3001657554          7554         XXXXXX7554             664                ITF RAST 2006-A4 03/30/06            $720,000.00
 3001657604          7604         XXXXXX7604             664                ITF RAST 2006-A4 03/30/06            $248,500.00
 3001657778          7778         XXXXXX7778             664                ITF RAST 2006-A4 03/30/06             $92,994.39
 3001659261          9261         XXXXXX9261             664                ITF RAST 2006-A4 03/30/06            $650,000.00
 3001662869          2869         XXXXXX2869             664                ITF RAST 2006-A4 03/30/06            $648,656.76
 3001662992          2992         XXXXXX2992             664                ITF RAST 2006-A4 03/30/06            $506,433.03
 3001663099          3099         XXXXXX3099             664                ITF RAST 2006-A4 03/30/06            $509,800.00
 3001663156          3156         XXXXXX3156             664                ITF RAST 2006-A4 03/30/06            $793,387.11
 3001663578          3578         XXXXXX3578             664                ITF RAST 2006-A4 03/30/06             $94,940.80
 3001663586          3586         XXXXXX3586             664                ITF RAST 2006-A4 03/30/06            $143,994.05
 3001663792          3792         XXXXXX3792             664                ITF RAST 2006-A4 03/30/06            $110,966.63
 3001664139          4139         XXXXXX4139             664                ITF RAST 2006-A4 03/30/06             $76,778.58
 3001664196          4196         XXXXXX4196             664                ITF RAST 2006-A4 03/30/06             $79,289.59
 3001664303          4303         XXXXXX4303             664                ITF RAST 2006-A4 03/30/06            $184,860.90
 3001664550          4550         XXXXXX4550             664                ITF RAST 2006-A4 03/30/06            $148,200.00
 3001664642          4642         XXXXXX4642             664                ITF RAST 2006-A4 03/30/06            $217,350.00
 3001664675          4675         XXXXXX4675             664                ITF RAST 2006-A4 03/30/06            $480,859.71
 3001664774          4774         XXXXXX4774             664                ITF RAST 2006-A4 03/30/06            $120,499.74
 3001664865          4865         XXXXXX4865             664                ITF RAST 2006-A4 03/30/06            $139,175.00
 3001664923          4923         XXXXXX4923             664                ITF RAST 2006-A4 03/30/06            $500,000.00
 3001665045          5045         XXXXXX5045             664                ITF RAST 2006-A4 03/30/06            $508,250.00
 3001665094          5094         XXXXXX5094             664                ITF RAST 2006-A4 03/30/06            $498,836.66
 3001665110          5110         XXXXXX5110             664                ITF RAST 2006-A4 03/30/06            $157,500.00
 3001665177          5177         XXXXXX5177             664                ITF RAST 2006-A4 03/30/06            $163,975.00
 3001665318          5318         XXXXXX5318             664                ITF RAST 2006-A4 03/30/06            $479,885.00
 3001665334          5334         XXXXXX5334             664                ITF RAST 2006-A4 03/30/06            $464,000.00
 3001665490          5490         XXXXXX5490             664                ITF RAST 2006-A4 03/30/06            $494,725.73
 3001665607          5607         XXXXXX5607             664                ITF RAST 2006-A4 03/30/06             $80,968.44
 3001665664          5664         XXXXXX5664             664                ITF RAST 2006-A4 03/30/06            $161,667.26
 3001665706          5706         XXXXXX5706             664                ITF RAST 2006-A4 03/30/06            $146,000.00
 3001665730          5730         XXXXXX5730             664                ITF RAST 2006-A4 03/30/06             $74,921.29
 3001666050          6050         XXXXXX6050             664                ITF RAST 2006-A4 03/30/06            $519,000.00
 3001666233          6233         XXXXXX6233             664                ITF RAST 2006-A4 03/30/06            $649,841.67
 3001667264          7264         XXXXXX7264             664                ITF RAST 2006-A4 03/30/06            $494,336.00
 3001667983          7983         XXXXXX7983             664                ITF RAST 2006-A4 03/30/06            $650,000.00
 3001668213          8213         XXXXXX8213             664                ITF RAST 2006-A4 03/30/06            $537,250.00
 3001668593          8593         XXXXXX8593             664                ITF RAST 2006-A4 03/30/06            $191,743.10
 3001668759          8759         XXXXXX8759             664                ITF RAST 2006-A4 03/30/06               $0.00
 3001668924          8924         XXXXXX8924             664                ITF RAST 2006-A4 03/30/06            $445,518.26
 3001669047          9047         XXXXXX9047             664                ITF RAST 2006-A4 03/30/06               $0.00
 3001669153          9153         XXXXXX9153             664                ITF RAST 2006-A4 03/30/06            $476,000.00
 3001669245          9245         XXXXXX9245             664                ITF RAST 2006-A4 03/30/06            $636,030.78
 3001669450          9450         XXXXXX9450             664                ITF RAST 2006-A4 03/30/06            $219,000.00
 3001678881          8881         XXXXXX8881             664                ITF RAST 2006-A4 03/30/06            $171,199.60
 3001679186          9186         XXXXXX9186             664                ITF RAST 2006-A4 03/30/06            $111,966.60
 3001680630          0630         XXXXXX0630             664                ITF RAST 2006-A4 03/30/06            $125,597.96
 3001680754          0754         XXXXXX0754             664                ITF RAST 2006-A4 03/30/06            $100,000.00
 3001680853          0853         XXXXXX0853             664                ITF RAST 2006-A4 03/30/06            $348,000.00
 3001680945          0945         XXXXXX0945             664                ITF RAST 2006-A4 03/30/06            $319,973.33
 3001681257          1257         XXXXXX1257             664                ITF RAST 2006-A4 03/30/06            $139,200.00
 3001694607          4607         XXXXXX4607             664                ITF RAST 2006-A4 03/30/06            $553,200.00
 3001694664          4664         XXXXXX4664             664                ITF RAST 2006-A4 03/30/06            $247,079.69
 3001695919          5919         XXXXXX5919             664                ITF RAST 2006-A4 03/30/06             $95,899.68
 3001696685          6685         XXXXXX6685             664                ITF RAST 2006-A4 03/30/06            $241,813.40
 3001696875          6875         XXXXXX6875             664                ITF RAST 2006-A4 03/30/06            $650,000.00
 3001696883          6883         XXXXXX6883             664                ITF RAST 2006-A4 03/30/06            $260,800.00
 3001697048          7048         XXXXXX7048             664                ITF RAST 2006-A4 03/30/06            $267,926.02
 3001697105          7105         XXXXXX7105             664                ITF RAST 2006-A4 03/30/06               $0.00
 3001697808          7808         XXXXXX7808             664                ITF RAST 2006-A4 03/30/06            $364,000.00
 3001697915          7915         XXXXXX7915             664                ITF RAST 2006-A4 03/30/06            $500,000.00
 3001698046          8046         XXXXXX8046             664                ITF RAST 2006-A4 03/30/06            $150,000.00
 3001698285          8285         XXXXXX8285             664                ITF RAST 2006-A4 03/30/06             $69,699.14
 3001699002          9002         XXXXXX9002             664                ITF RAST 2006-A4 03/30/06            $530,200.00
 3001699077          9077         XXXXXX9077             664                ITF RAST 2006-A4 03/30/06            $426,932.00
 3001699184          9184         XXXXXX9184             664                ITF RAST 2006-A4 03/30/06            $423,993.05
 3001699200          9200         XXXXXX9200             664                ITF RAST 2006-A4 03/30/06            $820,000.00
 3001699333          9333         XXXXXX9333             664                ITF RAST 2006-A4 03/30/06            $501,600.00
 3001699614          9614         XXXXXX9614             664                ITF RAST 2006-A4 03/30/06            $347,839.93
 3001699622          9622         XXXXXX9622             664                ITF RAST 2006-A4 03/30/06            $332,760.00
 3001699762          9762         XXXXXX9762             664                ITF RAST 2006-A4 03/30/06            $628,000.00
 3001699879          9879         XXXXXX9879             664                ITF RAST 2006-A4 03/30/06            $232,000.00
 3001699895          9895         XXXXXX9895             664                ITF RAST 2006-A4 03/30/06            $177,438.30
 3001700008          0008         XXXXXX0008             664                ITF RAST 2006-A4 03/30/06            $103,960.00
 3001700024          0024         XXXXXX0024             664                ITF RAST 2006-A4 03/30/06            $167,041.27
 3001700115          0115         XXXXXX0115             664                ITF RAST 2006-A4 03/30/06            $228,000.00
 3001700263          0263         XXXXXX0263             664                ITF RAST 2006-A4 03/30/06            $480,000.00
 3001700271          0271         XXXXXX0271             664                ITF RAST 2006-A4 03/30/06            $174,400.00
 3001700370          0370         XXXXXX0370             664                ITF RAST 2006-A4 03/30/06            $136,800.00
 3001700412          0412         XXXXXX0412             664                ITF RAST 2006-A4 03/30/06            $117,275.00
 3001700438          0438         XXXXXX0438             664                ITF RAST 2006-A4 03/30/06            $131,356.98
 3001700578          0578         XXXXXX0578             664                ITF RAST 2006-A4 03/30/06            $119,219.85
 3001700594          0594         XXXXXX0594             664                ITF RAST 2006-A4 03/30/06            $212,305.47
 3001700628          0628         XXXXXX0628             664                ITF RAST 2006-A4 03/30/06            $439,546.35
 3001700685          0685         XXXXXX0685             664                ITF RAST 2006-A4 03/30/06            $108,367.82
 3001700719          0719         XXXXXX0719             664                ITF RAST 2006-A4 03/30/06            $134,524.22
 3001700784          0784         XXXXXX0784             664                ITF RAST 2006-A4 03/30/06            $220,000.00
 3001700792          0792         XXXXXX0792             664                ITF RAST 2006-A4 03/30/06            $103,999.86
 3001700867          0867         XXXXXX0867             664                ITF RAST 2006-A4 03/30/06            $293,169.51
 3001700891          0891         XXXXXX0891             664                ITF RAST 2006-A4 03/30/06            $124,954.69
 3001700909          0909         XXXXXX0909             664                ITF RAST 2006-A4 03/30/06            $306,000.00
 3001700933          0933         XXXXXX0933             664                ITF RAST 2006-A4 03/30/06            $151,999.99
 3001702426          2426         XXXXXX2426             664                ITF RAST 2006-A4 03/30/06            $192,500.00
 3001702574          2574         XXXXXX2574             664                ITF RAST 2006-A4 03/30/06            $284,000.00
 3001702624          2624         XXXXXX2624             664                ITF RAST 2006-A4 03/30/06            $232,000.00
 3001702673          2673         XXXXXX2673             664                ITF RAST 2006-A4 03/30/06            $159,950.19
 3001702699          2699         XXXXXX2699             664                ITF RAST 2006-A4 03/30/06            $128,627.78
 3001702723          2723         XXXXXX2723             664                ITF RAST 2006-A4 03/30/06             $76,994.51
 3001702731          2731         XXXXXX2731             664                ITF RAST 2006-A4 03/30/06            $256,000.00
 3001702780          2780         XXXXXX2780             664                ITF RAST 2006-A4 03/30/06            $192,000.00
 3001702822          2822         XXXXXX2822             664                ITF RAST 2006-A4 03/30/06            $349,500.00
 3001702830          2830         XXXXXX2830             664                ITF RAST 2006-A4 03/30/06            $599,820.00
 3001703010          3010         XXXXXX3010             664                ITF RAST 2006-A4 03/30/06            $520,000.00
 3001703051          3051         XXXXXX3051             664                ITF RAST 2006-A4 03/30/06             $78,674.40
 3001703317          3317         XXXXXX3317             664                ITF RAST 2006-A4 03/30/06            $112,915.83
 3001705056          5056         XXXXXX5056             664                ITF RAST 2006-A4 03/30/06            $223,000.00
 3001705098          5098         XXXXXX5098             664                ITF RAST 2006-A4 03/30/06            $143,878.86
 3001705304          5304         XXXXXX5304             664                ITF RAST 2006-A4 03/30/06             $91,500.00
 3001706013          6013         XXXXXX6013             664                ITF RAST 2006-A4 03/30/06            $140,000.00
 3001706104          6104         XXXXXX6104             664                ITF RAST 2006-A4 03/30/06            $118,191.23
 3001706302          6302         XXXXXX6302             664                ITF RAST 2006-A4 03/30/06             $98,000.00
 3001706443          6443         XXXXXX6443             664                ITF RAST 2006-A4 03/30/06            $115,742.65
 3001706492          6492         XXXXXX6492             664                ITF RAST 2006-A4 03/30/06            $173,532.10
 3001706500          6500         XXXXXX6500             664                ITF RAST 2006-A4 03/30/06            $147,900.00
 3001706526          6526         XXXXXX6526             664                ITF RAST 2006-A4 03/30/06               $0.00
 3001706567          6567         XXXXXX6567             664                ITF RAST 2006-A4 03/30/06             $57,000.00
 3001706856          6856         XXXXXX6856             664                ITF RAST 2006-A4 03/30/06            $238,500.00
 3001706872          6872         XXXXXX6872             664                ITF RAST 2006-A4 03/30/06            $144,765.56
 3001706914          6914         XXXXXX6914             664                ITF RAST 2006-A4 03/30/06            $243,183.28
 3001706922          6922         XXXXXX6922             664                ITF RAST 2006-A4 03/30/06            $413,878.66
 3001707045          7045         XXXXXX7045             664                ITF RAST 2006-A4 03/30/06            $326,000.00
 3001707052          7052         XXXXXX7052             664                ITF RAST 2006-A4 03/30/06               $0.00
 3001707060          7060         XXXXXX7060             664                ITF RAST 2006-A4 03/30/06            $164,628.13
 3001707102          7102         XXXXXX7102             664                ITF RAST 2006-A4 03/30/06            $344,700.00
 3001707177          7177         XXXXXX7177             664                ITF RAST 2006-A4 03/30/06            $350,337.34
 3001707219          7219         XXXXXX7219             664                ITF RAST 2006-A4 03/30/06            $115,244.65
 3001707227          7227         XXXXXX7227             664                ITF RAST 2006-A4 03/30/06            $102,577.85
 3001707268          7268         XXXXXX7268             664                ITF RAST 2006-A4 03/30/06            $110,175.00
 3001707292          7292         XXXXXX7292             664                ITF RAST 2006-A4 03/30/06               $0.00
 3001707334          7334         XXXXXX7334             664                ITF RAST 2006-A4 03/30/06            $239,847.88
 3001707367          7367         XXXXXX7367             664                ITF RAST 2006-A4 03/30/06             $80,749.93
 3001707441          7441         XXXXXX7441             664                ITF RAST 2006-A4 03/30/06            $154,725.00
 3001707557          7557         XXXXXX7557             664                ITF RAST 2006-A4 03/30/06            $183,350.00
 3001707573          7573         XXXXXX7573             664                ITF RAST 2006-A4 03/30/06            $128,235.95
 3001707581          7581         XXXXXX7581             664                ITF RAST 2006-A4 03/30/06            $292,500.00
 3001707664          7664         XXXXXX7664             664                ITF RAST 2006-A4 03/30/06            $170,353.76
 3001707698          7698         XXXXXX7698             664                ITF RAST 2006-A4 03/30/06            $168,905.57
 3001707706          7706         XXXXXX7706             664                ITF RAST 2006-A4 03/30/06            $172,900.00
 3001707755          7755         XXXXXX7755             664                ITF RAST 2006-A4 03/30/06               $0.00
 3001707821          7821         XXXXXX7821             664                ITF RAST 2006-A4 03/30/06             $84,583.11
 3001707862          7862         XXXXXX7862             664                ITF RAST 2006-A4 03/30/06               $0.00
 3001707920          7920         XXXXXX7920             664                ITF RAST 2006-A4 03/30/06             $49,500.00
 3001707938          7938         XXXXXX7938             664                ITF RAST 2006-A4 03/30/06            $146,883.69
 3001707953          7953         XXXXXX7953             664                ITF RAST 2006-A4 03/30/06            $104,836.01
 3001708019          8019         XXXXXX8019             664                ITF RAST 2006-A4 03/30/06            $151,000.00
 3001708027          8027         XXXXXX8027             664                ITF RAST 2006-A4 03/30/06            $204,234.72
 3001708050          8050         XXXXXX8050             664                ITF RAST 2006-A4 03/30/06             $67,450.00
 3001708076          8076         XXXXXX8076             664                ITF RAST 2006-A4 03/30/06            $150,450.00
 3001708118          8118         XXXXXX8118             664                ITF RAST 2006-A4 03/30/06             $66,443.34
 3001708126          8126         XXXXXX8126             664                ITF RAST 2006-A4 03/30/06            $184,300.00
 3001708233          8233         XXXXXX8233             664                ITF RAST 2006-A4 03/30/06            $130,992.53
 3001708274          8274         XXXXXX8274             664                ITF RAST 2006-A4 03/30/06            $360,879.47
 3001717002          7002         XXXXXX7002             664                ITF RAST 2006-A4 03/30/06            $205,275.00
 3001717226          7226         XXXXXX7226             664                ITF RAST 2006-A4 03/30/06            $192,000.00
 3001717366          7366         XXXXXX7366             664                ITF RAST 2006-A4 03/30/06            $780,000.00
 3001717598          7598         XXXXXX7598             664                ITF RAST 2006-A4 03/30/06            $218,700.00
 3001717622          7622         XXXXXX7622             664                ITF RAST 2006-A4 03/30/06            $397,500.00
 3001717648          7648         XXXXXX7648             664                ITF RAST 2006-A4 03/30/06            $990,899.89
 3001717770          7770         XXXXXX7770             664                ITF RAST 2006-A4 03/30/06            $545,000.00
 3001717879          7879         XXXXXX7879             664                ITF RAST 2006-A4 03/30/06            $600,000.00
 3001717929          7929         XXXXXX7929             664                ITF RAST 2006-A4 03/30/06            $168,115.42
 3001717937          7937         XXXXXX7937             664                ITF RAST 2006-A4 03/30/06            $290,000.00
 3001718000          8000         XXXXXX8000             664                ITF RAST 2006-A4 03/30/06            $272,167.54
 3001718141          8141         XXXXXX8141             664                ITF RAST 2006-A4 03/30/06            $313,500.00
 3001718190          8190         XXXXXX8190             664                ITF RAST 2006-A4 03/30/06            $216,000.00
 3001718208          8208         XXXXXX8208             664                ITF RAST 2006-A4 03/30/06            $665,000.00
 3001718307          8307         XXXXXX8307             664                ITF RAST 2006-A4 03/30/06            $141,120.96
 3001718331          8331         XXXXXX8331             664                ITF RAST 2006-A4 03/30/06            $600,000.00
 3001718505          8505         XXXXXX8505             664                ITF RAST 2006-A4 03/30/06            $516,500.00
 3001721814          1814         XXXXXX1814             664                ITF RAST 2006-A4 03/30/06            $151,100.00
 3001722150          2150         XXXXXX2150             664                ITF RAST 2006-A4 03/30/06            $213,600.00
 3001722218          2218         XXXXXX2218             664                ITF RAST 2006-A4 03/30/06            $384,749.99
 3001722234          2234         XXXXXX2234             664                ITF RAST 2006-A4 03/30/06            $463,899.58
 3001722325          2325         XXXXXX2325             664                ITF RAST 2006-A4 03/30/06            $618,000.00
 3001722416          2416         XXXXXX2416             664                ITF RAST 2006-A4 03/30/06            $105,050.29
 3001722481          2481         XXXXXX2481             664                ITF RAST 2006-A4 03/30/06            $517,854.31
 3001722648          2648         XXXXXX2648             664                ITF RAST 2006-A4 03/30/06            $139,499.40
 3001722739          2739         XXXXXX2739             664                ITF RAST 2006-A4 03/30/06            $310,783.24
 1006742611          2611         XXXXXX2611             234                 ITF SARM 2006-4 04/28/06           $1,057,617.15
 1006763021          3021         XXXXXX3021             234                 ITF SARM 2006-4 04/28/06            $999,281.64
 1006771735          1735         XXXXXX1735             234                 ITF SARM 2006-4 04/28/06               $0.00
 1006781882          1882         XXXXXX1882             234                 ITF SARM 2006-4 04/28/06            $500,000.00
 1006788283          8283         XXXXXX8283             234                 ITF SARM 2006-4 04/28/06            $395,000.00
 1006788531          8531         XXXXXX8531             234                 ITF SARM 2006-4 04/28/06            $391,200.00
 1006792616          2616         XXXXXX2616             234                 ITF SARM 2006-4 04/28/06            $322,378.00
 1006793531          3531         XXXXXX3531             234                 ITF SARM 2006-4 04/28/06            $399,999.99
 1006794596          4596         XXXXXX4596             234                 ITF SARM 2006-4 04/28/06            $107,000.00
 1006802340          2340         XXXXXX2340             234                 ITF SARM 2006-4 04/28/06            $360,210.90
 1006802795          2795         XXXXXX2795             234                 ITF SARM 2006-4 04/28/06            $260,000.00
 1006804023          4023         XXXXXX4023             234                 ITF SARM 2006-4 04/28/06            $371,997.72
 1006804635          4635         XXXXXX4635             234                 ITF SARM 2006-4 04/28/06            $542,500.00
 1006811416          1416         XXXXXX1416             234                 ITF SARM 2006-4 04/28/06            $365,000.00
 1006813420          3420         XXXXXX3420             234                 ITF SARM 2006-4 04/28/06            $114,000.00
 1006834681          4681         XXXXXX4681             234                 ITF SARM 2006-4 04/28/06            $743,842.57
 1006836892          6892         XXXXXX6892             234                 ITF SARM 2006-4 04/28/06            $621,300.00
 1006844441          4441         XXXXXX4441             234                 ITF SARM 2006-4 04/28/06            $191,000.00
 1006845000          5000         XXXXXX5000             234                 ITF SARM 2006-4 04/28/06            $493,820.10
 1006846610          6610         XXXXXX6610             234                 ITF SARM 2006-4 04/28/06            $454,994.51
 1006852980          2980         XXXXXX2980             234                 ITF SARM 2006-4 04/28/06            $203,000.00
 1006853996          3996         XXXXXX3996             234                 ITF SARM 2006-4 04/28/06            $424,527.09
 1006854135          4135         XXXXXX4135             234                 ITF SARM 2006-4 04/28/06            $254,961.11
 1006855488          5488         XXXXXX5488             234                 ITF SARM 2006-4 04/28/06            $288,800.00
 1006855785          5785         XXXXXX5785             234                 ITF SARM 2006-4 04/28/06            $539,994.82
 1006856163          6163         XXXXXX6163             234                 ITF SARM 2006-4 04/28/06           $1,460,000.00
 1006859134          9134         XXXXXX9134             234                 ITF SARM 2006-4 04/28/06            $260,000.00
 1006859415          9415         XXXXXX9415             234                 ITF SARM 2006-4 04/28/06            $718,918.10
 1006861510          1510         XXXXXX1510             234                 ITF SARM 2006-4 04/28/06            $515,011.86
 1006862880          2880         XXXXXX2880             234                 ITF SARM 2006-4 04/28/06            $199,999.98
 1006868101          8101         XXXXXX8101             234                 ITF SARM 2006-4 04/28/06            $299,911.22
 1006868390          8390         XXXXXX8390             234                 ITF SARM 2006-4 04/28/06            $451,782.34
 1006874158          4158         XXXXXX4158             234                 ITF SARM 2006-4 04/28/06            $589,999.50
 1006877474          7474         XXXXXX7474             234                 ITF SARM 2006-4 04/28/06            $510,000.00
 1006877516          7516         XXXXXX7516             234                 ITF SARM 2006-4 04/28/06            $607,000.00
 1006882722          2722         XXXXXX2722             234                 ITF SARM 2006-4 04/28/06            $246,800.00
 1006888828          8828         XXXXXX8828             234                 ITF SARM 2006-4 04/28/06            $399,950.33
 1006889503          9503         XXXXXX9503             234                 ITF SARM 2006-4 04/28/06            $616,000.00
 1006889750          9750         XXXXXX9750             234                 ITF SARM 2006-4 04/28/06            $118,000.00
 1006890097          0097         XXXXXX0097             234                 ITF SARM 2006-4 04/28/06            $197,581.85
 1006905507          5507         XXXXXX5507             234                 ITF SARM 2006-4 04/28/06            $313,848.00
 1006909533          9533         XXXXXX9533             234                 ITF SARM 2006-4 04/28/06            $467,649.61
 1006913014          3014         XXXXXX3014             234                 ITF SARM 2006-4 04/28/06            $333,600.00
 1006914160          4160         XXXXXX4160             234                 ITF SARM 2006-4 04/28/06            $400,044.00
 1006918120          8120         XXXXXX8120             234                 ITF SARM 2006-4 04/28/06            $397,450.00
 1006942336          2336         XXXXXX2336             234                 ITF SARM 2006-4 04/28/06            $970,321.29
 1006948002          8002         XXXXXX8002             234                 ITF SARM 2006-4 04/28/06            $542,420.20
 1006948846          8846         XXXXXX8846             234                 ITF SARM 2006-4 04/28/06            $125,000.00
 1006961039          1039         XXXXXX1039             234                 ITF SARM 2006-4 04/28/06            $737,000.00
 1006961625          1625         XXXXXX1625             234                 ITF SARM 2006-4 04/28/06               $0.00
 1006963738          3738         XXXXXX3738             234                 ITF SARM 2006-4 04/28/06             $50,000.00
 1006975484          5484         XXXXXX5484             234                 ITF SARM 2006-4 04/28/06            $498,617.79
 1006977761          7761         XXXXXX7761             234                 ITF SARM 2006-4 04/28/06           $1,444,645.29
 1006981250          1250         XXXXXX1250             234                 ITF SARM 2006-4 04/28/06             $99,552.74
 1006985418          5418         XXXXXX5418             234                 ITF SARM 2006-4 04/28/06            $700,000.00
 1006985434          5434         XXXXXX5434             234                 ITF SARM 2006-4 04/28/06            $673,377.82
 1007006644          6644         XXXXXX6644             234                 ITF SARM 2006-4 04/28/06               $0.00
 1007008467          8467         XXXXXX8467             234                 ITF SARM 2006-4 04/28/06            $185,000.00
 1007023185          3185         XXXXXX3185             234                 ITF SARM 2006-4 04/28/06            $468,350.00
 1007027657          7657         XXXXXX7657             234                 ITF SARM 2006-4 04/28/06            $254,894.45
 1007032657          2657         XXXXXX2657             234                 ITF SARM 2006-4 04/28/06            $523,000.00
 1007036351          6351         XXXXXX6351             234                 ITF SARM 2006-4 04/28/06            $166,000.00
 1007093741          3741         XXXXXX3741             234                 ITF SARM 2006-4 04/28/06             $69,410.93
 1007093873          3873         XXXXXX3873             234                 ITF SARM 2006-4 04/28/06            $449,000.00
 1007101098          1098         XXXXXX1098             234                 ITF SARM 2006-4 04/28/06            $229,900.00
 1007104852          4852         XXXXXX4852             234                 ITF SARM 2006-4 04/28/06            $492,535.96
 1007120106          0106         XXXXXX0106             234                 ITF SARM 2006-4 04/28/06            $227,909.94
 1007132887          2887         XXXXXX2887             234                 ITF SARM 2006-4 04/28/06            $451,773.56
 1007138439          8439         XXXXXX8439             234                 ITF SARM 2006-4 04/28/06            $354,977.93
 1007143298          3298         XXXXXX3298             234                 ITF SARM 2006-4 04/28/06            $506,000.00
 1007145178          5178         XXXXXX5178             234                 ITF SARM 2006-4 04/28/06            $574,987.27
 1007152208          2208         XXXXXX2208             234                 ITF SARM 2006-4 04/28/06            $412,000.00
 1007170432          0432         XXXXXX0432             234                 ITF SARM 2006-4 04/28/06            $508,053.48
 1007176785          6785         XXXXXX6785             234                 ITF SARM 2006-4 04/28/06            $467,151.41
 1007181637          1637         XXXXXX1637             234                 ITF SARM 2006-4 04/28/06            $309,105.75
 1007185042          5042         XXXXXX5042             234                 ITF SARM 2006-4 04/28/06            $300,000.00
 1007191131          1131         XXXXXX1131             234                 ITF SARM 2006-4 04/28/06            $250,000.00
 1007197773          7773         XXXXXX7773             234                 ITF SARM 2006-4 04/28/06            $509,062.48
 1007202557          2557         XXXXXX2557             234                 ITF SARM 2006-4 04/28/06            $999,999.00
 1007209834          9834         XXXXXX9834             234                 ITF SARM 2006-4 04/28/06            $649,999.00
 1007213810          3810         XXXXXX3810             234                 ITF SARM 2006-4 04/28/06            $198,110.98
 1007232604          2604         XXXXXX2604             234                 ITF SARM 2006-4 04/28/06            $240,000.00
 1007241563          1563         XXXXXX1563             234                 ITF SARM 2006-4 04/28/06            $177,100.00
 1007242777          2777         XXXXXX2777             234                 ITF SARM 2006-4 04/28/06            $399,995.00
 1007249988          9988         XXXXXX9988             234                 ITF SARM 2006-4 04/28/06            $418,054.51
 1007273335          3335         XXXXXX3335             234                 ITF SARM 2006-4 04/28/06            $182,580.18
 1007276148          6148         XXXXXX6148             234                 ITF SARM 2006-4 04/28/06            $441,967.70
 1007289752          9752         XXXXXX9752             234                 ITF SARM 2006-4 04/28/06            $205,958.13
 1007308115          8115         XXXXXX8115             234                 ITF SARM 2006-4 04/28/06            $370,800.00
 1007314733          4733         XXXXXX4733             234                 ITF SARM 2006-4 04/28/06            $228,357.38
 1007324203          4203         XXXXXX4203             234                 ITF SARM 2006-4 04/28/06            $168,446.02
 1007333824          3824         XXXXXX3824             234                 ITF SARM 2006-4 04/28/06            $109,000.00
 1007557927          7927         XXXXXX7927             187               ITF SARM 2006-8 (LB) 8/31/06          $187,950.00
 1007666082          6082         XXXXXX6082             187               ITF SARM 2006-8 (LB) 8/31/06          $417,000.00
 1007666439          6439         XXXXXX6439             187               ITF SARM 2006-8 (LB) 8/31/06          $372,000.00
 1007761842          1842         XXXXXX1842             187               ITF SARM 2006-8 (LB) 8/31/06          $219,894.59
 1007845421          5421         XXXXXX5421             187               ITF SARM 2006-8 (LB) 8/31/06          $812,500.00
 1007860602          0602         XXXXXX0602             187               ITF SARM 2006-8 (LB) 8/31/06          $572,943.88
 1007860842          0842         XXXXXX0842             187               ITF SARM 2006-8 (LB) 8/31/06          $400,000.00
 1007928201          8201         XXXXXX8201             187               ITF SARM 2006-8 (LB) 8/31/06          $329,600.00
 1007956137          6137         XXXXXX6137             187               ITF SARM 2006-8 (LB) 8/31/06         $1,073,531.31
 1007988841          8841         XXXXXX8841             187               ITF SARM 2006-8 (LB) 8/31/06          $417,000.00
 1007992371          2371         XXXXXX2371             187               ITF SARM 2006-8 (LB) 8/31/06          $296,800.00
 1007996448          6448         XXXXXX6448             187               ITF SARM 2006-8 (LB) 8/31/06          $402,956.34
 1007997818          7818         XXXXXX7818             187               ITF SARM 2006-8 (LB) 8/31/06          $647,513.69
 1008018994          8994         XXXXXX8994             187               ITF SARM 2006-8 (LB) 8/31/06          $600,600.00
 1008020289          0289         XXXXXX0289             187               ITF SARM 2006-8 (LB) 8/31/06          $306,500.00
 1008034496          4496         XXXXXX4496             187               ITF SARM 2006-8 (LB) 8/31/06          $560,000.00
 1007891433          1433         XXXXXX1433             456                  JPALT 2006-S4 11/29/06             $507,637.21
 3002085508          5508         XXXXXX5508             456                  JPALT 2006-S4 11/29/06             $516,000.00
 1008030478          0478         XXXXXX0478            4105                  JPMMT 2006-S4 12/21/06             $480,351.38
 1008065474          5474         XXXXXX5474            4105                  JPMMT 2006-S4 12/21/06             $457,948.18
 1008111948          1948         XXXXXX1948            4105                  JPMMT 2006-S4 12/21/06             $563,000.00
 1008129247          9247         XXXXXX9247            4105                  JPMMT 2006-S4 12/21/06             $647,162.68
 1008184531          4531         XXXXXX4531            4105                  JPMMT 2006-S4 12/21/06             $900,000.00
 1008277038          7038         XXXXXX7038            4105                  JPMMT 2006-S4 12/21/06             $418,854.75
 1008367011          7011         XXXXXX7011            4105                  JPMMT 2006-S4 12/21/06             $570,264.16
 3001946023          6023         XXXXXX6023            4105                  JPMMT 2006-S4 12/21/06             $428,796.11
 3002004251          4251         XXXXXX4251            4105                  JPMMT 2006-S4 12/21/06             $492,225.00
 3002005910          5910         XXXXXX5910            4105                  JPMMT 2006-S4 12/21/06             $799,990.00
 3002011389          1389         XXXXXX1389            4105                  JPMMT 2006-S4 12/21/06             $479,800.00
 3002046724          6724         XXXXXX6724            4105                  JPMMT 2006-S4 12/21/06             $490,000.00
 3002049090          9090         XXXXXX9090            4105                  JPMMT 2006-S4 12/21/06             $531,974.74
 3002065096          5096         XXXXXX5096            4105                  JPMMT 2006-S4 12/21/06             $517,000.79
 3002071714          1714         XXXXXX1714            4105                  JPMMT 2006-S4 12/21/06             $465,000.00
 3002084584          4584         XXXXXX4584            4105                  JPMMT 2006-S4 12/21/06             $598,670.80
 3002085607          5607         XXXXXX5607            4105                  JPMMT 2006-S4 12/21/06             $853,225.00
 1002857314          7314         XXXXXX7314             140                    LMT 2006-4 7/28/06               $566,981.90
 1005576465          6465         XXXXXX6465             140                    LMT 2006-4 7/28/06                $74,650.83
 1005755101          5101         XXXXXX5101             140                    LMT 2006-4 7/28/06                $81,855.79
 1006387722          7722         XXXXXX7722             140                    LMT 2006-4 7/28/06               $161,471.91
 1006619785          9785         XXXXXX9785             140                    LMT 2006-4 7/28/06               $465,310.48
 1006669210          9210         XXXXXX9210             140                    LMT 2006-4 7/28/06               $510,179.66
 1006703225          3225         XXXXXX3225             140                    LMT 2006-4 7/28/06               $183,747.09
 1006703894          3894         XXXXXX3894             140                    LMT 2006-4 7/28/06               $566,768.22
 1006748337          8337         XXXXXX8337             140                    LMT 2006-4 7/28/06               $909,085.92
 1006748865          8865         XXXXXX8865             140                    LMT 2006-4 7/28/06               $471,187.57
 1006764771          4771         XXXXXX4771             140                    LMT 2006-4 7/28/06               $163,332.07
 1006774796          4796         XXXXXX4796             140                    LMT 2006-4 7/28/06               $354,054.11
 1006775041          5041         XXXXXX5041             140                    LMT 2006-4 7/28/06               $442,695.43
 1006782799          2799         XXXXXX2799             140                    LMT 2006-4 7/28/06               $141,240.44
 1006789992          9992         XXXXXX9992             140                    LMT 2006-4 7/28/06               $163,853.59
 1006790008          0008         XXXXXX0008             140                    LMT 2006-4 7/28/06               $222,645.93
 1006817785          7785         XXXXXX7785             140                    LMT 2006-4 7/28/06               $123,822.75
 1006818726          8726         XXXXXX8726             140                    LMT 2006-4 7/28/06               $172,287.69
 1006835902          5902         XXXXXX5902             140                    LMT 2006-4 7/28/06               $192,243.21
 1006839177          9177         XXXXXX9177             140                    LMT 2006-4 7/28/06               $135,588.64
 1006839185          9185         XXXXXX9185             140                    LMT 2006-4 7/28/06               $112,672.23
 1006839193          9193         XXXXXX9193             140                    LMT 2006-4 7/28/06               $126,995.02
 1006839201          9201         XXXXXX9201             140                    LMT 2006-4 7/28/06               $126,040.11
 1006840308          0308         XXXXXX0308             140                    LMT 2006-4 7/28/06                $67,339.66
 1006844383          4383         XXXXXX4383             140                    LMT 2006-4 7/28/06               $132,359.43
 1006853376          3376         XXXXXX3376             140                    LMT 2006-4 7/28/06                $93,759.74
 1006853707          3707         XXXXXX3707             140                    LMT 2006-4 7/28/06               $338,744.84
 1006857591          7591         XXXXXX7591             140                    LMT 2006-4 7/28/06               $449,155.71
 1006862039          2039         XXXXXX2039             140                    LMT 2006-4 7/28/06               $118,099.09
 1006865362          5362         XXXXXX5362             140                    LMT 2006-4 7/28/06                $72,011.71
 1006865891          5891         XXXXXX5891             140                    LMT 2006-4 7/28/06               $330,030.11
 1006880874          0874         XXXXXX0874             140                    LMT 2006-4 7/28/06               $119,094.67
 1006881187          1187         XXXXXX1187             140                    LMT 2006-4 7/28/06               $211,467.44
 1006883738          3738         XXXXXX3738             140                    LMT 2006-4 7/28/06               $176,748.19
 1006893083          3083         XXXXXX3083             140                    LMT 2006-4 7/28/06               $785,925.22
 1006895989          5989         XXXXXX5989             140                    LMT 2006-4 7/28/06               $780,451.55
 1006897050          7050         XXXXXX7050             140                    LMT 2006-4 7/28/06               $241,204.35
 1006909525          9525         XXXXXX9525             140                    LMT 2006-4 7/28/06               $215,315.70
 1006934846          4846         XXXXXX4846             140                    LMT 2006-4 7/28/06               $233,277.05
 1006939332          9332         XXXXXX9332             140                    LMT 2006-4 7/28/06               $130,395.47
 1006939340          9340         XXXXXX9340             140                    LMT 2006-4 7/28/06               $138,122.61
 1006942112          2112         XXXXXX2112             140                    LMT 2006-4 7/28/06                $76,523.62
 1006942146          2146         XXXXXX2146             140                    LMT 2006-4 7/28/06               $245,407.21
 1006944993          4993         XXXXXX4993             140                    LMT 2006-4 7/28/06               $406,399.30
 1006956823          6823         XXXXXX6823             140                    LMT 2006-4 7/28/06               $152,501.84
 1007002114          2114         XXXXXX2114             140                    LMT 2006-4 7/28/06               $325,434.07
 1007008681          8681         XXXXXX8681             140                    LMT 2006-4 7/28/06               $288,127.24
 1007013483          3483         XXXXXX3483             140                    LMT 2006-4 7/28/06                  $0.00
 1007029992          9992         XXXXXX9992             140                    LMT 2006-4 7/28/06               $113,764.86
 1007033762          3762         XXXXXX3762             140                    LMT 2006-4 7/28/06                $80,104.65
 1007035692          5692         XXXXXX5692             140                    LMT 2006-4 7/28/06                $85,059.72
 1007036419          6419         XXXXXX6419             140                    LMT 2006-4 7/28/06               $993,791.94
 1007040684          0684         XXXXXX0684             140                    LMT 2006-4 7/28/06               $319,239.83
 1007042268          2268         XXXXXX2268             140                    LMT 2006-4 7/28/06               $486,267.98
 1007053885          3885         XXXXXX3885             140                    LMT 2006-4 7/28/06               $154,562.01
 1007058967          8967         XXXXXX8967             140                    LMT 2006-4 7/28/06               $194,707.88
 1007060948          0948         XXXXXX0948             140                    LMT 2006-4 7/28/06               $794,017.53
 1007064791          4791         XXXXXX4791             140                    LMT 2006-4 7/28/06               $445,392.21
 1007073628          3628         XXXXXX3628             140                    LMT 2006-4 7/28/06               $131,232.78
 1007082314          2314         XXXXXX2314             140                    LMT 2006-4 7/28/06               $156,585.34
 1007086497          6497         XXXXXX6497             140                    LMT 2006-4 7/28/06                  $0.00
 1007088337          8337         XXXXXX8337             140                    LMT 2006-4 7/28/06               $118,130.47
 1007089616          9616         XXXXXX9616             140                    LMT 2006-4 7/28/06                $95,672.08
 1007104019          4019         XXXXXX4019             140                    LMT 2006-4 7/28/06               $151,518.80
 1007112277          2277         XXXXXX2277             140                    LMT 2006-4 7/28/06               $521,591.82
 1007116757          6757         XXXXXX6757             140                    LMT 2006-4 7/28/06               $416,423.51
 1007145228          5228         XXXXXX5228             140                    LMT 2006-4 7/28/06               $145,166.27
 1007151465          1465         XXXXXX1465             140                    LMT 2006-4 7/28/06                $75,833.99
 1007165952          5952         XXXXXX5952             140                    LMT 2006-4 7/28/06               $662,983.11
 1007168634          8634         XXXXXX8634             140                    LMT 2006-4 7/28/06               $231,729.90
 1007171992          1992         XXXXXX1992             140                    LMT 2006-4 7/28/06               $136,175.94
 1007210741          0741         XXXXXX0741             140                    LMT 2006-4 7/28/06               $266,317.29
 1007226960          6960         XXXXXX6960             140                    LMT 2006-4 7/28/06               $260,015.57
 1007227000          7000         XXXXXX7000             140                    LMT 2006-4 7/28/06               $108,873.15
 1007228040          8040         XXXXXX8040             140                    LMT 2006-4 7/28/06               $292,369.85
 1007259748          9748         XXXXXX9748             140                    LMT 2006-4 7/28/06                $89,535.01
 1007274622          4622         XXXXXX4622             140                    LMT 2006-4 7/28/06               $155,251.41
 1007284084          4084         XXXXXX4084             140                    LMT 2006-4 7/28/06               $252,570.39
 1007293085          3085         XXXXXX3085             140                    LMT 2006-4 7/28/06               $117,021.31
 1007311358          1358         XXXXXX1358             140                    LMT 2006-4 7/28/06                $78,794.82
 1007313545          3545         XXXXXX3545             140                    LMT 2006-4 7/28/06               $105,480.50
 1007315169          5169         XXXXXX5169             140                    LMT 2006-4 7/28/06                  $0.00
 1007321647          1647         XXXXXX1647             140                    LMT 2006-4 7/28/06               $125,878.94
 1007328832          8832         XXXXXX8832             140                    LMT 2006-4 7/28/06               $252,796.00
 1007348491          8491         XXXXXX8491             140                    LMT 2006-4 7/28/06               $272,710.91
 1007348798          8798         XXXXXX8798             140                    LMT 2006-4 7/28/06                $56,070.21
 1007361668          1668         XXXXXX1668             140                    LMT 2006-4 7/28/06               $316,265.32
 1007363847          3847         XXXXXX3847             140                    LMT 2006-4 7/28/06               $293,937.51
 1007390311          0311         XXXXXX0311             140                    LMT 2006-4 7/28/06               $226,000.00
 1007400896          0896         XXXXXX0896             140                    LMT 2006-4 7/28/06                $95,991.99
 1007402884          2884         XXXXXX2884             140                    LMT 2006-4 7/28/06               $168,077.92
 1007405341          5341         XXXXXX5341             140                    LMT 2006-4 7/28/06               $165,338.06
 1007408196          8196         XXXXXX8196             140                    LMT 2006-4 7/28/06               $123,501.39
 1007408287          8287         XXXXXX8287             140                    LMT 2006-4 7/28/06                $61,290.12
 1007417841          7841         XXXXXX7841             140                    LMT 2006-4 7/28/06               $101,457.77
 1007428210          8210         XXXXXX8210             140                    LMT 2006-4 7/28/06               $225,768.39
 1007432394          2394         XXXXXX2394             140                    LMT 2006-4 7/28/06               $219,200.00
 1007435918          5918         XXXXXX5918             140                    LMT 2006-4 7/28/06               $146,179.64
 1007453531          3531         XXXXXX3531             140                    LMT 2006-4 7/28/06               $190,805.75
 1007458597          8597         XXXXXX8597             140                    LMT 2006-4 7/28/06               $167,389.23
 1007461096          1096         XXXXXX1096             140                    LMT 2006-4 7/28/06               $107,421.70
 1007464496          4496         XXXXXX4496             140                    LMT 2006-4 7/28/06                $67,711.00
 1007472788          2788         XXXXXX2788             140                    LMT 2006-4 7/28/06               $318,034.52
 1007474610          4610         XXXXXX4610             140                    LMT 2006-4 7/28/06               $194,545.05
 1007479825          9825         XXXXXX9825             140                    LMT 2006-4 7/28/06               $218,804.28
 1007494709          4709         XXXXXX4709             140                    LMT 2006-4 7/28/06               $173,657.74
 1007495060          5060         XXXXXX5060             140                    LMT 2006-4 7/28/06                $61,047.31
 1007513011          3011         XXXXXX3011             140                    LMT 2006-4 7/28/06               $416,933.69
 1007517178          7178         XXXXXX7178             140                    LMT 2006-4 7/28/06                $77,597.22
 1007517699          7699         XXXXXX7699             140                    LMT 2006-4 7/28/06               $181,989.96
 1007536368          6368         XXXXXX6368             140                    LMT 2006-4 7/28/06               $160,607.07
 1007544966          4966         XXXXXX4966             140                    LMT 2006-4 7/28/06               $175,000.00
 1007559105          9105         XXXXXX9105             140                    LMT 2006-4 7/28/06               $280,867.77
 1007560731          0731         XXXXXX0731             140                    LMT 2006-4 7/28/06               $404,110.10
 1007566969          6969         XXXXXX6969             140                    LMT 2006-4 7/28/06               $221,887.35
 1007569336          9336         XXXXXX9336             140                    LMT 2006-4 7/28/06               $192,123.00
 1007581125          1125         XXXXXX1125             140                    LMT 2006-4 7/28/06               $125,084.19
 1007582644          2644         XXXXXX2644             140                    LMT 2006-4 7/28/06                $96,943.20
 1007598350          8350         XXXXXX8350             140                    LMT 2006-4 7/28/06               $129,962.08
 1007599721          9721         XXXXXX9721             140                    LMT 2006-4 7/28/06               $140,507.42
 1007600065          0065         XXXXXX0065             140                    LMT 2006-4 7/28/06               $227,500.00
 1007601105          1105         XXXXXX1105             140                    LMT 2006-4 7/28/06               $101,868.35
 1007601568          1568         XXXXXX1568             140                    LMT 2006-4 7/28/06               $436,109.32
 1007602475          2475         XXXXXX2475             140                    LMT 2006-4 7/28/06               $192,285.23
 1007603051          3051         XXXXXX3051             140                    LMT 2006-4 7/28/06               $160,000.00
 1007603440          3440         XXXXXX3440             140                    LMT 2006-4 7/28/06               $203,493.84
 1007606989          6989         XXXXXX6989             140                    LMT 2006-4 7/28/06               $141,706.61
 1007611963          1963         XXXXXX1963             140                    LMT 2006-4 7/28/06               $115,600.00
 1007616863          6863         XXXXXX6863             140                    LMT 2006-4 7/28/06               $115,193.29
 1007633520          3520         XXXXXX3520             140                    LMT 2006-4 7/28/06               $253,500.00
 1007644378          4378         XXXXXX4378             140                    LMT 2006-4 7/28/06               $239,089.30
 1007649047          9047         XXXXXX9047             140                    LMT 2006-4 7/28/06               $175,000.00
 1007649633          9633         XXXXXX9633             140                    LMT 2006-4 7/28/06               $325,000.00
 1007651621          1621         XXXXXX1621             140                    LMT 2006-4 7/28/06                  $0.00
 1007652694          2694         XXXXXX2694             140                    LMT 2006-4 7/28/06               $104,474.49
 1007652926          2926         XXXXXX2926             140                    LMT 2006-4 7/28/06               $182,311.27
 1007655945          5945         XXXXXX5945             140                    LMT 2006-4 7/28/06               $113,882.58
 1007656513          6513         XXXXXX6513             140                    LMT 2006-4 7/28/06               $295,158.93
 1007661265          1265         XXXXXX1265             140                    LMT 2006-4 7/28/06               $125,753.65
 1007665704          5704         XXXXXX5704             140                    LMT 2006-4 7/28/06               $399,840.00
 1007675927          5927         XXXXXX5927             140                    LMT 2006-4 7/28/06               $203,149.56
 1007692948          2948         XXXXXX2948             140                    LMT 2006-4 7/28/06               $117,260.41
 1007697483          7483         XXXXXX7483             140                    LMT 2006-4 7/28/06               $164,006.65
 1007697566          7566         XXXXXX7566             140                    LMT 2006-4 7/28/06               $282,400.00
 1007698325          8325         XXXXXX8325             140                    LMT 2006-4 7/28/06               $107,436.54
 1007698374          8374         XXXXXX8374             140                    LMT 2006-4 7/28/06               $240,800.00
 1007698424          8424         XXXXXX8424             140                    LMT 2006-4 7/28/06               $194,695.92
 1007699174          9174         XXXXXX9174             140                    LMT 2006-4 7/28/06               $102,000.00
 1007709445          9445         XXXXXX9445             140                    LMT 2006-4 7/28/06               $163,680.95
 1007713918          3918         XXXXXX3918             140                    LMT 2006-4 7/28/06               $209,037.15
 1007714833          4833         XXXXXX4833             140                    LMT 2006-4 7/28/06                $96,843.70
 1007724295          4295         XXXXXX4295             140                    LMT 2006-4 7/28/06               $223,877.15
 1007730854          0854         XXXXXX0854             140                    LMT 2006-4 7/28/06               $143,855.08
 1007733882          3882         XXXXXX3882             140                    LMT 2006-4 7/28/06               $178,800.00
 1007734997          4997         XXXXXX4997             140                    LMT 2006-4 7/28/06               $238,654.78
 1007738790          8790         XXXXXX8790             140                    LMT 2006-4 7/28/06               $344,000.00
 1007739327          9327         XXXXXX9327             140                    LMT 2006-4 7/28/06               $182,448.00
 1007740713          0713         XXXXXX0713             140                    LMT 2006-4 7/28/06               $127,338.97
 1007760463          0463         XXXXXX0463             140                    LMT 2006-4 7/28/06               $127,361.21
 1007762352          2352         XXXXXX2352             140                    LMT 2006-4 7/28/06               $220,671.81
 1007763780          3780         XXXXXX3780             140                    LMT 2006-4 7/28/06                $71,666.05
 1007764358          4358         XXXXXX4358             140                    LMT 2006-4 7/28/06               $234,621.97
 1007765975          5975         XXXXXX5975             140                    LMT 2006-4 7/28/06                $59,845.38
 1007771312          1312         XXXXXX1312             140                    LMT 2006-4 7/28/06               $324,000.00
 1007794330          4330         XXXXXX4330             140                    LMT 2006-4 7/28/06               $318,403.06
 1007805979          5979         XXXXXX5979             140                    LMT 2006-4 7/28/06               $325,947.30
 1007808353          8353         XXXXXX8353             140                    LMT 2006-4 7/28/06               $175,193.84
 1007856964          6964         XXXXXX6964             140                    LMT 2006-4 7/28/06               $115,668.38
 1007862244          2244         XXXXXX2244             140                    LMT 2006-4 7/28/06               $350,467.51
 3001296874          6874         XXXXXX6874             140                    LMT 2006-4 7/28/06                $91,461.84
 3001296924          6924         XXXXXX6924             140                    LMT 2006-4 7/28/06                $70,856.70
 3001305873          5873         XXXXXX5873             140                    LMT 2006-4 7/28/06                $55,314.16
 3001430416          0416         XXXXXX0416             140                    LMT 2006-4 7/28/06               $150,493.47
 3001447253          7253         XXXXXX7253             140                    LMT 2006-4 7/28/06               $236,106.53
 3001447360          7360         XXXXXX7360             140                    LMT 2006-4 7/28/06               $169,798.50
 3001448350          8350         XXXXXX8350             140                    LMT 2006-4 7/28/06               $181,707.77
 3001448624          8624         XXXXXX8624             140                    LMT 2006-4 7/28/06               $181,707.77
 3001449150          9150         XXXXXX9150             140                    LMT 2006-4 7/28/06               $130,687.74
 3001450992          0992         XXXXXX0992             140                    LMT 2006-4 7/28/06                $96,233.17
 3001451388          1388         XXXXXX1388             140                    LMT 2006-4 7/28/06                $83,807.06
 3001451859          1859         XXXXXX1859             140                    LMT 2006-4 7/28/06                $52,889.37
 3001479520          9520         XXXXXX9520             140                    LMT 2006-4 7/28/06               $470,975.52
 3001486897          6897         XXXXXX6897             140                    LMT 2006-4 7/28/06               $195,991.96
 3001487119          7119         XXXXXX7119             140                    LMT 2006-4 7/28/06               $346,360.33
 3001487275          7275         XXXXXX7275             140                    LMT 2006-4 7/28/06               $341,948.03
 3001487341          7341         XXXXXX7341             140                    LMT 2006-4 7/28/06               $170,191.60
 3001487366          7366         XXXXXX7366             140                    LMT 2006-4 7/28/06               $527,103.30
 3001515059          5059         XXXXXX5059             140                    LMT 2006-4 7/28/06               $388,000.00
 3001515232          5232         XXXXXX5232             140                    LMT 2006-4 7/28/06               $211,750.00
 3001532294          2294         XXXXXX2294             140                    LMT 2006-4 7/28/06                $71,116.41
 3001532583          2583         XXXXXX2583             140                    LMT 2006-4 7/28/06               $467,876.28
 3001533029          3029         XXXXXX3029             140                    LMT 2006-4 7/28/06               $185,204.12
 3001534621          4621         XXXXXX4621             140                    LMT 2006-4 7/28/06               $405,225.62
 3001534761          4761         XXXXXX4761             140                    LMT 2006-4 7/28/06               $557,857.75
 3001534787          4787         XXXXXX4787             140                    LMT 2006-4 7/28/06               $857,765.65
 3001536998          6998         XXXXXX6998             140                    LMT 2006-4 7/28/06               $142,289.21
 3001537541          7541         XXXXXX7541             140                    LMT 2006-4 7/28/06               $274,599.14
 3001538051          8051         XXXXXX8051             140                    LMT 2006-4 7/28/06               $113,065.40
 3001538416          8416         XXXXXX8416             140                    LMT 2006-4 7/28/06                $96,300.37
 3001538457          8457         XXXXXX8457             140                    LMT 2006-4 7/28/06               $102,549.46
 3001539810          9810         XXXXXX9810             140                    LMT 2006-4 7/28/06               $209,100.69
 3001540271          0271         XXXXXX0271             140                    LMT 2006-4 7/28/06               $125,194.35
 3001544836          4836         XXXXXX4836             140                    LMT 2006-4 7/28/06               $550,850.92
 3001560584          0584         XXXXXX0584             140                    LMT 2006-4 7/28/06                $88,687.94
 3001563349          3349         XXXXXX3349             140                    LMT 2006-4 7/28/06                $47,422.56
 3001564644          4644         XXXXXX4644             140                    LMT 2006-4 7/28/06               $125,095.14
 3001573470          3470         XXXXXX3470             140                    LMT 2006-4 7/28/06                  $0.00
 3001573728          3728         XXXXXX3728             140                    LMT 2006-4 7/28/06               $183,028.22
 3001575459          5459         XXXXXX5459             140                    LMT 2006-4 7/28/06               $389,702.58
 3001575863          5863         XXXXXX5863             140                    LMT 2006-4 7/28/06               $240,180.06
 3001579923          9923         XXXXXX9923             140                    LMT 2006-4 7/28/06               $155,457.30
 3001580004          0004         XXXXXX0004             140                    LMT 2006-4 7/28/06               $106,558.52
 3001580020          0020         XXXXXX0020             140                    LMT 2006-4 7/28/06               $153,099.36
 3001584485          4485         XXXXXX4485             140                    LMT 2006-4 7/28/06                $62,753.37
 3001584493          4493         XXXXXX4493             140                    LMT 2006-4 7/28/06               $352,000.00
 3001584568          4568         XXXXXX4568             140                    LMT 2006-4 7/28/06               $150,000.00
 3001584618          4618         XXXXXX4618             140                    LMT 2006-4 7/28/06               $436,000.00
 3001585037          5037         XXXXXX5037             140                    LMT 2006-4 7/28/06               $190,000.00
 3001585276          5276         XXXXXX5276             140                    LMT 2006-4 7/28/06               $356,000.00
 3001586134          6134         XXXXXX6134             140                    LMT 2006-4 7/28/06               $105,519.45
 3001590243          0243         XXXXXX0243             140                    LMT 2006-4 7/28/06                $83,766.80
 3001590532          0532         XXXXXX0532             140                    LMT 2006-4 7/28/06               $262,653.65
 3001590854          0854         XXXXXX0854             140                    LMT 2006-4 7/28/06                $93,779.87
 3001591373          1373         XXXXXX1373             140                    LMT 2006-4 7/28/06               $133,174.83
 3001597545          7545         XXXXXX7545             140                    LMT 2006-4 7/28/06               $111,462.89
 3001603723          3723         XXXXXX3723             140                    LMT 2006-4 7/28/06               $102,369.26
 3001605389          5389         XXXXXX5389             140                    LMT 2006-4 7/28/06                  $0.00
 3001608854          8854         XXXXXX8854             140                    LMT 2006-4 7/28/06               $196,700.00
 3001608904          8904         XXXXXX8904             140                    LMT 2006-4 7/28/06               $192,500.00
 3001609019          9019         XXXXXX9019             140                    LMT 2006-4 7/28/06               $212,100.00
 3001617327          7327         XXXXXX7327             140                    LMT 2006-4 7/28/06                $92,398.61
 3001618150          8150         XXXXXX8150             140                    LMT 2006-4 7/28/06               $629,788.60
 3001618291          8291         XXXXXX8291             140                    LMT 2006-4 7/28/06               $141,859.47
 3001619828          9828         XXXXXX9828             140                    LMT 2006-4 7/28/06               $182,763.81
 3001623119          3119         XXXXXX3119             140                    LMT 2006-4 7/28/06               $428,773.53
 3001625015          5015         XXXXXX5015             140                    LMT 2006-4 7/28/06               $161,672.30
 3001627748          7748         XXXXXX7748             140                    LMT 2006-4 7/28/06               $157,601.70
 3001627789          7789         XXXXXX7789             140                    LMT 2006-4 7/28/06               $422,063.09
 3001627821          7821         XXXXXX7821             140                    LMT 2006-4 7/28/06               $472,528.65
 3001644016          4016         XXXXXX4016             140                    LMT 2006-4 7/28/06                  $0.00
 3001647118          7118         XXXXXX7118             140                    LMT 2006-4 7/28/06               $162,690.10
 3001650344          0344         XXXXXX0344             140                    LMT 2006-4 7/28/06               $132,859.54
 3001657430          7430         XXXXXX7430             140                    LMT 2006-4 7/28/06               $367,500.00
 3001657679          7679         XXXXXX7679             140                    LMT 2006-4 7/28/06               $240,399.43
 3001666621          6621         XXXXXX6621             140                    LMT 2006-4 7/28/06               $357,880.25
 3001668965          8965         XXXXXX8965             140                    LMT 2006-4 7/28/06               $115,389.45
 3001680382          0382         XXXXXX0382             140                    LMT 2006-4 7/28/06               $206,259.87
 3001702533          2533         XXXXXX2533             140                    LMT 2006-4 7/28/06               $235,900.00
 3001717747          7747         XXXXXX7747             140                    LMT 2006-4 7/28/06               $126,394.49
 3001737810          7810         XXXXXX7810             140                    LMT 2006-4 7/28/06               $226,450.00
 3001739097          9097         XXXXXX9097             140                    LMT 2006-4 7/28/06                $90,074.39
 3001739873          9873         XXXXXX9873             140                    LMT 2006-4 7/28/06               $240,000.00
 3001749856          9856         XXXXXX9856             140                    LMT 2006-4 7/28/06                $87,244.62
 3001751829          1829         XXXXXX1829             140                    LMT 2006-4 7/28/06                $86,251.26
 3001754617          4617         XXXXXX4617             140                    LMT 2006-4 7/28/06               $352,000.00
 3001757511          7511         XXXXXX7511             140                    LMT 2006-4 7/28/06                $99,813.98
 3001759988          9988         XXXXXX9988             140                    LMT 2006-4 7/28/06                $98,219.06
 3001760549          0549         XXXXXX0549             140                    LMT 2006-4 7/28/06               $167,433.47
 3001771595          1595         XXXXXX1595             140                    LMT 2006-4 7/28/06               $185,239.43
 3001785215          5215         XXXXXX5215             140                    LMT 2006-4 7/28/06               $159,328.41
 3001786163          6163         XXXXXX6163             140                    LMT 2006-4 7/28/06                $94,845.11
 3001792294          2294         XXXXXX2294             140                    LMT 2006-4 7/28/06               $121,298.89
 3001795008          5008         XXXXXX5008             140                    LMT 2006-4 7/28/06               $102,619.93
 3001795289          5289         XXXXXX5289             140                    LMT 2006-4 7/28/06               $335,321.20
 3001795479          5479         XXXXXX5479             140                    LMT 2006-4 7/28/06               $176,250.00
 3001796386          6386         XXXXXX6386             140                    LMT 2006-4 7/28/06               $198,750.00
 3001796410          6410         XXXXXX6410             140                    LMT 2006-4 7/28/06               $351,939.47
 3001796592          6592         XXXXXX6592             140                    LMT 2006-4 7/28/06               $261,724.05
 3001799604          9604         XXXXXX9604             140                    LMT 2006-4 7/28/06               $183,389.31
 3001800097          0097         XXXXXX0097             140                    LMT 2006-4 7/28/06               $212,550.00
 3001802713          2713         XXXXXX2713             140                    LMT 2006-4 7/28/06               $449,968.07
 3001804164          4164         XXXXXX4164             140                    LMT 2006-4 7/28/06               $334,576.29
 3001804230          4230         XXXXXX4230             140                    LMT 2006-4 7/28/06               $293,908.65
 3001804990          4990         XXXXXX4990             140                    LMT 2006-4 7/28/06               $320,219.25
 3001806268          6268         XXXXXX6268             140                    LMT 2006-4 7/28/06               $134,961.33
 3001814734          4734         XXXXXX4734             140                    LMT 2006-4 7/28/06               $162,133.97
 3001815582          5582         XXXXXX5582             140                    LMT 2006-4 7/28/06               $120,972.04
 3001815806          5806         XXXXXX5806             140                    LMT 2006-4 7/28/06               $169,489.76
 3001815988          5988         XXXXXX5988             140                    LMT 2006-4 7/28/06               $195,137.19
 3001817083          7083         XXXXXX7083             140                    LMT 2006-4 7/28/06                $79,728.20
 3001818156          8156         XXXXXX8156             140                    LMT 2006-4 7/28/06               $114,792.05
 3001818313          8313         XXXXXX8313             140                    LMT 2006-4 7/28/06               $173,978.13
 3001819220          9220         XXXXXX9220             140                    LMT 2006-4 7/28/06               $126,676.89
 3001819725          9725         XXXXXX9725             140                    LMT 2006-4 7/28/06               $279,890.14
 3001822802          2802         XXXXXX2802             140                    LMT 2006-4 7/28/06               $119,249.41
 3001823933          3933         XXXXXX3933             140                    LMT 2006-4 7/28/06               $169,950.00
 3001825367          5367         XXXXXX5367             140                    LMT 2006-4 7/28/06               $154,321.17
 3001825987          5987         XXXXXX5987             140                    LMT 2006-4 7/28/06               $214,608.28
 3001829849          9849         XXXXXX9849             140                    LMT 2006-4 7/28/06               $159,004.06
 3001830235          0235         XXXXXX0235             140                    LMT 2006-4 7/28/06                $75,561.08
 3001840549          0549         XXXXXX0549             140                    LMT 2006-4 7/28/06               $185,000.00
 3001840564          0564         XXXXXX0564             140                    LMT 2006-4 7/28/06               $176,000.00
 3001840879          0879         XXXXXX0879             140                    LMT 2006-4 7/28/06               $227,647.47
 3001840887          0887         XXXXXX0887             140                    LMT 2006-4 7/28/06               $280,000.00
 3001840937          0937         XXXXXX0937             140                    LMT 2006-4 7/28/06               $187,869.21
 3001841406          1406         XXXXXX1406             140                    LMT 2006-4 7/28/06               $159,019.25
 3001841570          1570         XXXXXX1570             140                    LMT 2006-4 7/28/06               $208,743.60
 3001842792          2792         XXXXXX2792             140                    LMT 2006-4 7/28/06               $195,190.00
 3001846801          6801         XXXXXX6801             140                    LMT 2006-4 7/28/06               $220,000.00
 3001850456          0456         XXXXXX0456             140                    LMT 2006-4 7/28/06               $119,916.33
 3001851199          1199         XXXXXX1199             140                    LMT 2006-4 7/28/06               $203,200.00
 3001851611          1611         XXXXXX1611             140                    LMT 2006-4 7/28/06               $158,000.00
 3001852353          2353         XXXXXX2353             140                    LMT 2006-4 7/28/06               $189,712.00
 3001852551          2551         XXXXXX2551             140                    LMT 2006-4 7/28/06               $115,499.70
 3001852940          2940         XXXXXX2940             140                    LMT 2006-4 7/28/06               $278,400.00
 3001878705          8705         XXXXXX8705             140                    LMT 2006-4 7/28/06                $75,611.35
 3001878846          8846         XXXXXX8846             140                    LMT 2006-4 7/28/06               $358,203.44
 1007458803          8803         XXXXXX8803             294                    LMT 2006-5 8-31-06               $138,200.00
 1007540402          0402         XXXXXX0402             294                    LMT 2006-5 8-31-06               $117,600.00
 1007554122          4122         XXXXXX4122             294                    LMT 2006-5 8-31-06               $131,958.74
 1007679044          9044         XXXXXX9044             294                    LMT 2006-5 8-31-06                $90,588.38
 3001636970          6970         XXXXXX6970             294                    LMT 2006-5 8-31-06               $102,400.00
 3001663511          3511         XXXXXX3511             294                    LMT 2006-5 8-31-06               $143,498.65
 3001680655          0655         XXXXXX0655             294                    LMT 2006-5 8-31-06               $164,323.80
 3001707763          7763         XXXXXX7763             294                    LMT 2006-5 8-31-06               $144,800.00
 3001707870          7870         XXXXXX7870             294                    LMT 2006-5 8-31-06               $129,560.00
 3001722143          2143         XXXXXX2143             294                    LMT 2006-5 8-31-06               $139,738.76
 3001722705          2705         XXXXXX2705             294                    LMT 2006-5 8-31-06                $97,598.03
 3001764475          4475         XXXXXX4475             294                    LMT 2006-5 8-31-06                  $0.00
 3001766074          6074         XXXXXX6074             294                    LMT 2006-5 8-31-06               $187,912.31
 3001774557          4557         XXXXXX4557             294                    LMT 2006-5 8-31-06                $81,747.06
 3001785769          5769         XXXXXX5769             294                    LMT 2006-5 8-31-06                $95,317.98
 3001799893          9893         XXXXXX9893             294                    LMT 2006-5 8-31-06               $119,937.34
 3001811292          1292         XXXXXX1292             294                    LMT 2006-5 8-31-06               $140,000.00
 3001849896          9896         XXXXXX9896             294                    LMT 2006-5 8-31-06               $207,423.30
 3001849904          9904         XXXXXX9904             294                    LMT 2006-5 8-31-06               $212,646.19
 3001849912          9912         XXXXXX9912             294                    LMT 2006-5 8-31-06               $164,147.94
 3001849920          9920         XXXXXX9920             294                    LMT 2006-5 8-31-06               $165,640.17
 1007761818          1818         XXXXXX1818             433                   LMT 2006-6 09/29/06               $123,709.30
 1007787839          7839         XXXXXX7839             433                   LMT 2006-6 09/29/06               $178,014.20
 1007860008          0008         XXXXXX0008             433                   LMT 2006-6 09/29/06               $139,390.47
 1007980525          0525         XXXXXX0525             433                   LMT 2006-6 09/29/06               $443,912.52
 1007986175          6175         XXXXXX6175             433                   LMT 2006-6 09/29/06               $460,000.00
 1007995655          5655         XXXXXX5655             433                   LMT 2006-6 09/29/06               $610,824.24
 1007996281          6281         XXXXXX6281             433                   LMT 2006-6 09/29/06               $563,037.75
 1008007534          7534         XXXXXX7534             433                   LMT 2006-6 09/29/06               $511,000.00
 1008012484          2484         XXXXXX2484             433                   LMT 2006-6 09/29/06               $375,815.46
 1008015669          5669         XXXXXX5669             433                   LMT 2006-6 09/29/06               $134,531.12
 1008020073          0073         XXXXXX0073             433                   LMT 2006-6 09/29/06               $370,500.00
 1008020610          0610         XXXXXX0610             433                   LMT 2006-6 09/29/06               $119,477.56
 1008021170          1170         XXXXXX1170             433                   LMT 2006-6 09/29/06               $134,752.82
 1008022863          2863         XXXXXX2863             433                   LMT 2006-6 09/29/06               $462,427.28
 1008024091          4091         XXXXXX4091             433                   LMT 2006-6 09/29/06                $65,816.51
 1008028274          8274         XXXXXX8274             433                   LMT 2006-6 09/29/06               $330,901.91
 1008032540          2540         XXXXXX2540             433                   LMT 2006-6 09/29/06               $262,054.13
 1008033217          3217         XXXXXX3217             433                   LMT 2006-6 09/29/06               $203,325.24
 1008034173          4173         XXXXXX4173             433                   LMT 2006-6 09/29/06               $198,440.35
 1008037192          7192         XXXXXX7192             433                   LMT 2006-6 09/29/06               $128,551.98
 1008037218          7218         XXXXXX7218             433                   LMT 2006-6 09/29/06               $282,964.67
 1008037457          7457         XXXXXX7457             433                   LMT 2006-6 09/29/06               $126,979.35
 1008037671          7671         XXXXXX7671             433                   LMT 2006-6 09/29/06               $164,586.01
 1008037754          7754         XXXXXX7754             433                   LMT 2006-6 09/29/06               $141,994.08
 1008038141          8141         XXXXXX8141             433                   LMT 2006-6 09/29/06               $298,879.67
 1008041103          1103         XXXXXX1103             433                   LMT 2006-6 09/29/06               $164,000.00
 1008041558          1558         XXXXXX1558             433                   LMT 2006-6 09/29/06               $523,900.00
 1008041608          1608         XXXXXX1608             433                   LMT 2006-6 09/29/06               $365,815.55
 1008041889          1889         XXXXXX1889             433                   LMT 2006-6 09/29/06               $123,513.34
 1008042135          2135         XXXXXX2135             433                   LMT 2006-6 09/29/06               $396,000.00
 1008043125          3125         XXXXXX3125             433                   LMT 2006-6 09/29/06               $211,443.24
 1008043646          3646         XXXXXX3646             433                   LMT 2006-6 09/29/06               $133,246.85
 1008043653          3653         XXXXXX3653             433                   LMT 2006-6 09/29/06               $287,000.00
 1008044073          4073         XXXXXX4073             433                   LMT 2006-6 09/29/06                $65,905.23
 1008044537          4537         XXXXXX4537             433                   LMT 2006-6 09/29/06               $160,000.00
 1008045211          5211         XXXXXX5211             433                   LMT 2006-6 09/29/06                $91,671.12
 1008047324          7324         XXXXXX7324             433                   LMT 2006-6 09/29/06               $199,270.87
 1008047423          7423         XXXXXX7423             433                   LMT 2006-6 09/29/06               $315,000.00
 1008051383          1383         XXXXXX1383             433                   LMT 2006-6 09/29/06               $159,368.34
 1008051805          1805         XXXXXX1805             433                   LMT 2006-6 09/29/06               $170,904.35
 1008053603          3603         XXXXXX3603             433                   LMT 2006-6 09/29/06               $714,000.00
 1008054148          4148         XXXXXX4148             433                   LMT 2006-6 09/29/06               $166,405.75
 1008055194          5194         XXXXXX5194             433                   LMT 2006-6 09/29/06               $338,819.16
 1008055251          5251         XXXXXX5251             433                   LMT 2006-6 09/29/06               $127,596.93
 1008057091          7091         XXXXXX7091             433                   LMT 2006-6 09/29/06               $167,969.42
 1008060749          0749         XXXXXX0749             433                   LMT 2006-6 09/29/06               $109,677.06
 1008061465          1465         XXXXXX1465             433                   LMT 2006-6 09/29/06               $334,921.28
 1008061556          1556         XXXXXX1556             433                   LMT 2006-6 09/29/06               $109,596.85
 1008061911          1911         XXXXXX1911             433                   LMT 2006-6 09/29/06               $525,550.00
 1008063792          3792         XXXXXX3792             433                   LMT 2006-6 09/29/06               $323,913.69
 1008066043          6043         XXXXXX6043             433                   LMT 2006-6 09/29/06                $88,888.60
 1008066308          6308         XXXXXX6308             433                   LMT 2006-6 09/29/06               $262,029.01
 1008066324          6324         XXXXXX6324             433                   LMT 2006-6 09/29/06               $415,169.86
 1008067546          7546         XXXXXX7546             433                   LMT 2006-6 09/29/06                $85,293.99
 1008067611          7611         XXXXXX7611             433                   LMT 2006-6 09/29/06               $124,125.70
 1008073486          3486         XXXXXX3486             433                   LMT 2006-6 09/29/06               $220,000.00
 1008073635          3635         XXXXXX3635             433                   LMT 2006-6 09/29/06                $73,447.05
 1008075242          5242         XXXXXX5242             433                   LMT 2006-6 09/29/06               $181,739.18
 1008077677          7677         XXXXXX7677             433                   LMT 2006-6 09/29/06               $263,634.76
 1008078253          8253         XXXXXX8253             433                   LMT 2006-6 09/29/06               $473,589.30
 1008081281          1281         XXXXXX1281             433                   LMT 2006-6 09/29/06               $194,474.62
 1008083709          3709         XXXXXX3709             433                   LMT 2006-6 09/29/06               $124,468.88
 1008085670          5670         XXXXXX5670             433                   LMT 2006-6 09/29/06               $222,310.19
 1008086629          6629         XXXXXX6629             433                   LMT 2006-6 09/29/06               $154,474.62
 1008087171          7171         XXXXXX7171             433                   LMT 2006-6 09/29/06               $157,400.00
 1008088682          8682         XXXXXX8682             433                   LMT 2006-6 09/29/06               $106,628.39
 1008090985          0985         XXXXXX0985             433                   LMT 2006-6 09/29/06               $531,237.08
 1008093005          3005         XXXXXX3005             433                   LMT 2006-6 09/29/06                $86,975.30
 1008093682          3682         XXXXXX3682             433                   LMT 2006-6 09/29/06               $315,697.50
 1008096560          6560         XXXXXX6560             433                   LMT 2006-6 09/29/06               $444,000.00
 1008096883          6883         XXXXXX6883             433                   LMT 2006-6 09/29/06               $151,543.34
 1008097287          7287         XXXXXX7287             433                   LMT 2006-6 09/29/06               $227,615.80
 1008097840          7840         XXXXXX7840             433                   LMT 2006-6 09/29/06               $171,387.97
 1008102103          2103         XXXXXX2103             433                   LMT 2006-6 09/29/06               $254,135.68
 1008102392          2392         XXXXXX2392             433                   LMT 2006-6 09/29/06               $248,937.76
 1008102517          2517         XXXXXX2517             433                   LMT 2006-6 09/29/06               $167,336.73
 1008103630          3630         XXXXXX3630             433                   LMT 2006-6 09/29/06               $100,000.00
 1008106823          6823         XXXXXX6823             433                   LMT 2006-6 09/29/06               $164,398.49
 1008107615          7615         XXXXXX7615             433                   LMT 2006-6 09/29/06               $285,704.27
 1008110338          0338         XXXXXX0338             433                   LMT 2006-6 09/29/06               $267,797.29
 1008111054          1054         XXXXXX1054             433                   LMT 2006-6 09/29/06               $135,378.59
 1008111492          1492         XXXXXX1492             433                   LMT 2006-6 09/29/06               $375,690.67
 1008111674          1674         XXXXXX1674             433                   LMT 2006-6 09/29/06               $105,662.27
 1008111906          1906         XXXXXX1906             433                   LMT 2006-6 09/29/06               $102,650.87
 1008113225          3225         XXXXXX3225             433                   LMT 2006-6 09/29/06               $177,600.00
 1008114041          4041         XXXXXX4041             433                   LMT 2006-6 09/29/06               $229,942.54
 1008119529          9529         XXXXXX9529             433                   LMT 2006-6 09/29/06               $144,000.00
 1008120774          0774         XXXXXX0774             433                   LMT 2006-6 09/29/06               $118,516.94
 1008121038          1038         XXXXXX1038             433                   LMT 2006-6 09/29/06               $362,092.96
 1008121814          1814         XXXXXX1814             433                   LMT 2006-6 09/29/06                $67,775.07
 1008123109          3109         XXXXXX3109             433                   LMT 2006-6 09/29/06               $254,235.88
 1008124362          4362         XXXXXX4362             433                   LMT 2006-6 09/29/06               $363,529.79
 1008125336          5336         XXXXXX5336             433                   LMT 2006-6 09/29/06                $65,833.50
 1008125815          5815         XXXXXX5815             433                   LMT 2006-6 09/29/06               $239,420.81
 1008129528          9528         XXXXXX9528             433                   LMT 2006-6 09/29/06               $154,222.04
 1008129577          9577         XXXXXX9577             433                   LMT 2006-6 09/29/06               $153,247.20
 1008133389          3389         XXXXXX3389             433                   LMT 2006-6 09/29/06               $353,637.12
 1008137711          7711         XXXXXX7711             433                   LMT 2006-6 09/29/06               $199,505.33
 1008139220          9220         XXXXXX9220             433                   LMT 2006-6 09/29/06               $124,705.70
 1008141051          1051         XXXXXX1051             433                   LMT 2006-6 09/29/06               $144,306.32
 1008146589          6589         XXXXXX6589             433                   LMT 2006-6 09/29/06               $342,742.15
 1008147223          7223         XXXXXX7223             433                   LMT 2006-6 09/29/06               $239,186.51
 1008149385          9385         XXXXXX9385             433                   LMT 2006-6 09/29/06               $208,291.84
 1008155127          5127         XXXXXX5127             433                   LMT 2006-6 09/29/06               $300,000.00
 1008157388          7388         XXXXXX7388             433                   LMT 2006-6 09/29/06               $474,250.00
 1008171652          1652         XXXXXX1652             433                   LMT 2006-6 09/29/06               $594,580.92
 3001810245          0245         XXXXXX0245             433                   LMT 2006-6 09/29/06               $233,246.83
 3001811797          1797         XXXXXX1797             433                   LMT 2006-6 09/29/06               $179,253.76
 3001812027          2027         XXXXXX2027             433                   LMT 2006-6 09/29/06               $113,460.83
 3001818305          8305         XXXXXX8305             433                   LMT 2006-6 09/29/06                $69,481.05
 3001910276          0276         XXXXXX0276             433                   LMT 2006-6 09/29/06               $143,522.57
 3001910326          0326         XXXXXX0326             433                   LMT 2006-6 09/29/06               $876,260.89
 3001910458          0458         XXXXXX0458             433                   LMT 2006-6 09/29/06               $105,000.00
 3001910649          0649         XXXXXX0649             433                   LMT 2006-6 09/29/06               $156,190.47
 3001916646          6646         XXXXXX6646             433                   LMT 2006-6 09/29/06               $138,869.01
 3001933112          3112         XXXXXX3112             433                   LMT 2006-6 09/29/06               $158,548.60
 3001933583          3583         XXXXXX3583             433                   LMT 2006-6 09/29/06               $229,396.92
 3001933724          3724         XXXXXX3724             433                   LMT 2006-6 09/29/06               $265,600.00
 3001933815          3815         XXXXXX3815             433                   LMT 2006-6 09/29/06               $149,319.54
 3001933823          3823         XXXXXX3823             433                   LMT 2006-6 09/29/06               $305,422.72
 3001933831          3831         XXXXXX3831             433                   LMT 2006-6 09/29/06               $184,000.00
 3001933948          3948         XXXXXX3948             433                   LMT 2006-6 09/29/06               $124,000.00
 3001934086          4086         XXXXXX4086             433                   LMT 2006-6 09/29/06               $124,701.40
 3001934144          4144         XXXXXX4144             433                   LMT 2006-6 09/29/06               $196,207.04
 3001934425          4425         XXXXXX4425             433                   LMT 2006-6 09/29/06               $138,924.13
 3001934599          4599         XXXXXX4599             433                   LMT 2006-6 09/29/06               $230,000.00
 3001935067          5067         XXXXXX5067             433                   LMT 2006-6 09/29/06               $378,385.35
 3001935182          5182         XXXXXX5182             433                   LMT 2006-6 09/29/06               $310,768.25
 3001945553          5553         XXXXXX5553             433                   LMT 2006-6 09/29/06               $556,462.71
 3001945827          5827         XXXXXX5827             433                   LMT 2006-6 09/29/06               $266,250.00
 3001945934          5934         XXXXXX5934             433                   LMT 2006-6 09/29/06               $142,266.72
 3001951940          1940         XXXXXX1940             433                   LMT 2006-6 09/29/06               $141,974.74
 3001952757          2757         XXXXXX2757             433                   LMT 2006-6 09/29/06               $207,354.76
 3001957855          7855         XXXXXX7855             433                   LMT 2006-6 09/29/06               $175,000.00
 3001958051          8051         XXXXXX8051             433                   LMT 2006-6 09/29/06               $312,665.80
 3001958358          8358         XXXXXX8358             433                   LMT 2006-6 09/29/06               $129,460.97
 3001963069          3069         XXXXXX3069             433                   LMT 2006-6 09/29/06               $164,997.56
 3001965296          5296         XXXXXX5296             433                   LMT 2006-6 09/29/06               $123,425.08
 3001997034          7034         XXXXXX7034             433                   LMT 2006-6 09/29/06               $190,505.74
 3001998529          8529         XXXXXX8529             433                   LMT 2006-6 09/29/06               $214,656.20
 1007520586          0586         XXXXXX0586             443                   LMT 2006-7 10/30/06               $292,500.00
 1007531443          1443         XXXXXX1443             443                   LMT 2006-7 10/30/06               $402,222.80
 1007541897          1897         XXXXXX1897             443                   LMT 2006-7 10/30/06               $184,572.96
 1007624875          4875         XXXXXX4875             443                   LMT 2006-7 10/30/06               $297,500.00
 1007750274          0274         XXXXXX0274             443                   LMT 2006-7 10/30/06               $199,457.84
 1007778754          8754         XXXXXX8754             443                   LMT 2006-7 10/30/06               $153,000.00
 1007884578          4578         XXXXXX4578             443                   LMT 2006-7 10/30/06               $187,624.99
 1007903782          3782         XXXXXX3782             443                   LMT 2006-7 10/30/06               $271,204.99
 1008014431          4431         XXXXXX4431             443                   LMT 2006-7 10/30/06               $382,978.01
 1008043083          3083         XXXXXX3083             443                   LMT 2006-7 10/30/06               $394,813.37
 1008043315          3315         XXXXXX3315             443                   LMT 2006-7 10/30/06               $249,668.11
 1008057869          7869         XXXXXX7869             443                   LMT 2006-7 10/30/06                $71,778.80
 1008060954          0954         XXXXXX0954             443                   LMT 2006-7 10/30/06               $345,000.00
 1008072314          2314         XXXXXX2314             443                   LMT 2006-7 10/30/06               $173,850.84
 1008082545          2545         XXXXXX2545             443                   LMT 2006-7 10/30/06               $315,004.98
 1008087726          7726         XXXXXX7726             443                   LMT 2006-7 10/30/06               $359,803.50
 1008087809          7809         XXXXXX7809             443                   LMT 2006-7 10/30/06              $1,509,958.94
 1008104174          4174         XXXXXX4174             443                   LMT 2006-7 10/30/06               $348,724.02
 1008117853          7853         XXXXXX7853             443                   LMT 2006-7 10/30/06               $238,204.00
 1008120907          0907         XXXXXX0907             443                   LMT 2006-7 10/30/06               $147,802.16
 1008121871          1871         XXXXXX1871             443                   LMT 2006-7 10/30/06               $176,000.00
 1008122580          2580         XXXXXX2580             443                   LMT 2006-7 10/30/06               $479,181.05
 1008130963          0963         XXXXXX0963             443                   LMT 2006-7 10/30/06               $131,999.17
 1008132985          2985         XXXXXX2985             443                   LMT 2006-7 10/30/06               $207,309.42
 1008133090          3090         XXXXXX3090             443                   LMT 2006-7 10/30/06               $264,000.00
 1008136598          6598         XXXXXX6598             443                   LMT 2006-7 10/30/06                $98,000.00
 1008137042          7042         XXXXXX7042             443                   LMT 2006-7 10/30/06                $70,958.68
 1008138164          8164         XXXXXX8164             443                   LMT 2006-7 10/30/06                $73,361.04
 1008141481          1481         XXXXXX1481             443                   LMT 2006-7 10/30/06               $251,921.99
 1008142786          2786         XXXXXX2786             443                   LMT 2006-7 10/30/06               $270,302.99
 1008145201          5201         XXXXXX5201             443                   LMT 2006-7 10/30/06               $260,298.74
 1008146563          6563         XXXXXX6563             443                   LMT 2006-7 10/30/06               $204,769.63
 1008148205          8205         XXXXXX8205             443                   LMT 2006-7 10/30/06               $230,150.00
 1008148791          8791         XXXXXX8791             443                   LMT 2006-7 10/30/06               $293,003.51
 1008150383          0383         XXXXXX0383             443                   LMT 2006-7 10/30/06               $394,721.96
 1008157917          7917         XXXXXX7917             443                   LMT 2006-7 10/30/06               $355,119.44
 1008158642          8642         XXXXXX8642             443                   LMT 2006-7 10/30/06               $135,920.00
 1008162081          2081         XXXXXX2081             443                   LMT 2006-7 10/30/06               $249,779.25
 1008162321          2321         XXXXXX2321             443                   LMT 2006-7 10/30/06               $387,016.26
 1008164368          4368         XXXXXX4368             443                   LMT 2006-7 10/30/06               $217,702.64
 1008165720          5720         XXXXXX5720             443                   LMT 2006-7 10/30/06               $151,521.38
 1008168468          8468         XXXXXX8468             443                   LMT 2006-7 10/30/06               $220,250.94
 1008168971          8971         XXXXXX8971             443                   LMT 2006-7 10/30/06               $319,168.81
 1008170803          0803         XXXXXX0803             443                   LMT 2006-7 10/30/06                $79,792.19
 1008171983          1983         XXXXXX1983             443                   LMT 2006-7 10/30/06               $324,000.00
 1008172882          2882         XXXXXX2882             443                   LMT 2006-7 10/30/06               $147,750.00
 1008173070          3070         XXXXXX3070             443                   LMT 2006-7 10/30/06               $229,771.77
 1008174482          4482         XXXXXX4482             443                   LMT 2006-7 10/30/06               $159,848.23
 1008175232          5232         XXXXXX5232             443                   LMT 2006-7 10/30/06               $171,542.24
 1008175364          5364         XXXXXX5364             443                   LMT 2006-7 10/30/06               $160,000.00
 1008175919          5919         XXXXXX5919             443                   LMT 2006-7 10/30/06                $67,680.62
 1008177733          7733         XXXXXX7733             443                   LMT 2006-7 10/30/06               $192,248.34
 1008177816          7816         XXXXXX7816             443                   LMT 2006-7 10/30/06               $259,291.03
 1008178731          8731         XXXXXX8731             443                   LMT 2006-7 10/30/06               $287,191.85
 1008180299          0299         XXXXXX0299             443                   LMT 2006-7 10/30/06               $259,417.49
 1008183129          3129         XXXXXX3129             443                   LMT 2006-7 10/30/06               $223,500.00
 1008185363          5363         XXXXXX5363             443                   LMT 2006-7 10/30/06               $182,735.62
 1008191858          1858         XXXXXX1858             443                   LMT 2006-7 10/30/06               $415,586.61
 1008192054          2054         XXXXXX2054             443                   LMT 2006-7 10/30/06               $276,000.00
 1008192948          2948         XXXXXX2948             443                   LMT 2006-7 10/30/06               $112,000.00
 1008193573          3573         XXXXXX3573             443                   LMT 2006-7 10/30/06               $294,095.47
 1008194258          4258         XXXXXX4258             443                   LMT 2006-7 10/30/06               $230,157.87
 1008195164          5164         XXXXXX5164             443                   LMT 2006-7 10/30/06               $226,000.00
 1008195438          5438         XXXXXX5438             443                   LMT 2006-7 10/30/06               $194,006.07
 1008198663          8663         XXXXXX8663             443                   LMT 2006-7 10/30/06               $239,705.45
 1008199497          9497         XXXXXX9497             443                   LMT 2006-7 10/30/06               $107,719.46
 1008199828          9828         XXXXXX9828             443                   LMT 2006-7 10/30/06               $339,136.62
 1008203299          3299         XXXXXX3299             443                   LMT 2006-7 10/30/06               $243,250.45
 1008206086          6086         XXXXXX6086             443                   LMT 2006-7 10/30/06               $327,318.36
 1008207837          7837         XXXXXX7837             443                   LMT 2006-7 10/30/06                $95,904.15
 1008209320          9320         XXXXXX9320             443                   LMT 2006-7 10/30/06               $415,415.01
 1008209775          9775         XXXXXX9775             443                   LMT 2006-7 10/30/06               $325,000.00
 1008210484          0484         XXXXXX0484             443                   LMT 2006-7 10/30/06               $151,853.55
 1008210682          0682         XXXXXX0682             443                   LMT 2006-7 10/30/06               $372,636.38
 1008211383          1383         XXXXXX1383             443                   LMT 2006-7 10/30/06               $223,200.00
 1008214262          4262         XXXXXX4262             443                   LMT 2006-7 10/30/06               $367,409.69
 1008215608          5608         XXXXXX5608             443                   LMT 2006-7 10/30/06               $322,898.86
 1008217158          7158         XXXXXX7158             443                   LMT 2006-7 10/30/06               $222,406.51
 1008219808          9808         XXXXXX9808             443                   LMT 2006-7 10/30/06               $183,615.12
 1008220228          0228         XXXXXX0228             443                   LMT 2006-7 10/30/06               $131,631.26
 1008224089          4089         XXXXXX4089             443                   LMT 2006-7 10/30/06               $234,134.35
 1008226894          6894         XXXXXX6894             443                   LMT 2006-7 10/30/06               $106,104.23
 1008226977          6977         XXXXXX6977             443                   LMT 2006-7 10/30/06               $243,000.00
 1008228288          8288         XXXXXX8288             443                   LMT 2006-7 10/30/06               $257,407.42
 1008228411          8411         XXXXXX8411             443                   LMT 2006-7 10/30/06               $500,847.00
 1008234658          4658         XXXXXX4658             443                   LMT 2006-7 10/30/06               $168,800.00
 1008241562          1562         XXXXXX1562             443                   LMT 2006-7 10/30/06               $210,000.00
 1008242024          2024         XXXXXX2024             443                   LMT 2006-7 10/30/06               $406,439.55
 1008243063          3063         XXXXXX3063             443                   LMT 2006-7 10/30/06               $112,500.00
 1008245969          5969         XXXXXX5969             443                   LMT 2006-7 10/30/06               $501,507.19
 1008246744          6744         XXXXXX6744             443                   LMT 2006-7 10/30/06               $187,557.37
 1008252007          2007         XXXXXX2007             443                   LMT 2006-7 10/30/06               $139,183.46
 1008253195          3195         XXXXXX3195             443                   LMT 2006-7 10/30/06               $106,981.96
 1008253575          3575         XXXXXX3575             443                   LMT 2006-7 10/30/06               $121,207.56
 1008254128          4128         XXXXXX4128             443                   LMT 2006-7 10/30/06               $151,419.13
 1008254417          4417         XXXXXX4417             443                   LMT 2006-7 10/30/06               $142,862.83
 1008255166          5166         XXXXXX5166             443                   LMT 2006-7 10/30/06               $139,670.36
 1008257683          7683         XXXXXX7683             443                   LMT 2006-7 10/30/06               $479,969.00
 1008260059          0059         XXXXXX0059             443                   LMT 2006-7 10/30/06               $139,670.36
 1008262352          2352         XXXXXX2352             443                   LMT 2006-7 10/30/06               $259,344.60
 1008262568          2568         XXXXXX2568             443                   LMT 2006-7 10/30/06                $98,051.91
 1008262808          2808         XXXXXX2808             443                   LMT 2006-7 10/30/06               $272,075.14
 1008266601          6601         XXXXXX6601             443                   LMT 2006-7 10/30/06               $281,600.00
 1008267591          7591         XXXXXX7591             443                   LMT 2006-7 10/30/06               $274,205.85
 1008267815          7815         XXXXXX7815             443                   LMT 2006-7 10/30/06               $132,800.87
 1008271502          1502         XXXXXX1502             443                   LMT 2006-7 10/30/06               $379,036.75
 1008273516          3516         XXXXXX3516             443                   LMT 2006-7 10/30/06               $288,000.00
 1008274001          4001         XXXXXX4001             443                   LMT 2006-7 10/30/06               $258,956.90
 1008275214          5214         XXXXXX5214             443                   LMT 2006-7 10/30/06               $308,054.53
 1008275925          5925         XXXXXX5925             443                   LMT 2006-7 10/30/06               $244,077.87
 1008276014          6014         XXXXXX6014             443                   LMT 2006-7 10/30/06               $282,396.90
 1008277756          7756         XXXXXX7756             443                   LMT 2006-7 10/30/06               $277,504.06
 1008278846          8846         XXXXXX8846             443                   LMT 2006-7 10/30/06                $76,000.00
 1008279208          9208         XXXXXX9208             443                   LMT 2006-7 10/30/06               $199,279.12
 1008279224          9224         XXXXXX9224             443                   LMT 2006-7 10/30/06               $320,000.00
 1008281113          1113         XXXXXX1113             443                   LMT 2006-7 10/30/06               $139,608.92
 1008281741          1741         XXXXXX1741             443                   LMT 2006-7 10/30/06               $150,009.34
 1008282392          2392         XXXXXX2392             443                   LMT 2006-7 10/30/06               $199,000.00
 1008285791          5791         XXXXXX5791             443                   LMT 2006-7 10/30/06               $151,831.27
 1008285957          5957         XXXXXX5957             443                   LMT 2006-7 10/30/06               $291,965.58
 1008289678          9678         XXXXXX9678             443                   LMT 2006-7 10/30/06               $321,800.00
 1008292003          2003         XXXXXX2003             443                   LMT 2006-7 10/30/06               $299,400.00
 1008292292          2292         XXXXXX2292             443                   LMT 2006-7 10/30/06                $71,840.08
 1008292524          2524         XXXXXX2524             443                   LMT 2006-7 10/30/06               $307,441.62
 1008293373          3373         XXXXXX3373             443                   LMT 2006-7 10/30/06               $339,512.76
 1008293563          3563         XXXXXX3563             443                   LMT 2006-7 10/30/06               $167,621.81
 1008299115          9115         XXXXXX9115             443                   LMT 2006-7 10/30/06               $189,656.78
 1008300723          0723         XXXXXX0723             443                   LMT 2006-7 10/30/06               $172,000.00
 1008303206          3206         XXXXXX3206             443                   LMT 2006-7 10/30/06               $195,677.75
 1008310706          0706         XXXXXX0706             443                   LMT 2006-7 10/30/06               $207,690.30
 1008312637          2637         XXXXXX2637             443                   LMT 2006-7 10/30/06               $360,895.30
 1008313643          3643         XXXXXX3643             443                   LMT 2006-7 10/30/06               $150,810.10
 1008315721          5721         XXXXXX5721             443                   LMT 2006-7 10/30/06                $61,674.76
 1008320713          0713         XXXXXX0713             443                   LMT 2006-7 10/30/06               $261,552.99
 1008320788          0788         XXXXXX0788             443                   LMT 2006-7 10/30/06               $130,265.13
 1008321562          1562         XXXXXX1562             443                   LMT 2006-7 10/30/06               $225,562.03
 1008321810          1810         XXXXXX1810             443                   LMT 2006-7 10/30/06                $60,538.19
 1008322883          2883         XXXXXX2883             443                   LMT 2006-7 10/30/06               $284,166.98
 1008323279          3279         XXXXXX3279             443                   LMT 2006-7 10/30/06               $272,670.97
 1008324913          4913         XXXXXX4913             443                   LMT 2006-7 10/30/06               $359,018.38
 1008326413          6413         XXXXXX6413             443                   LMT 2006-7 10/30/06               $103,349.99
 1008329813          9813         XXXXXX9813             443                   LMT 2006-7 10/30/06               $321,700.66
 1008330316          0316         XXXXXX0316             443                   LMT 2006-7 10/30/06               $317,863.48
 1008335372          5372         XXXXXX5372             443                   LMT 2006-7 10/30/06               $219,664.15
 1008340588          0588         XXXXXX0588             443                   LMT 2006-7 10/30/06               $270,447.47
 1008349449          9449         XXXXXX9449             443                   LMT 2006-7 10/30/06               $301,000.00
 1008352443          2443         XXXXXX2443             443                   LMT 2006-7 10/30/06               $311,511.75
 1008352575          2575         XXXXXX2575             443                   LMT 2006-7 10/30/06               $366,996.55
 1008353409          3409         XXXXXX3409             443                   LMT 2006-7 10/30/06               $165,962.93
 1008354043          4043         XXXXXX4043             443                   LMT 2006-7 10/30/06               $184,425.51
 1008355164          5164         XXXXXX5164             443                   LMT 2006-7 10/30/06               $203,495.40
 1008362509          2509         XXXXXX2509             443                   LMT 2006-7 10/30/06                $37,444.16
 1008363200          3200         XXXXXX3200             443                   LMT 2006-7 10/30/06               $196,000.00
 1008363374          3374         XXXXXX3374             443                   LMT 2006-7 10/30/06               $152,511.74
 1008367714          7714         XXXXXX7714             443                   LMT 2006-7 10/30/06               $334,762.23
 1008367979          7979         XXXXXX7979             443                   LMT 2006-7 10/30/06               $354,430.54
 1008368761          8761         XXXXXX8761             443                   LMT 2006-7 10/30/06               $111,828.26
 1008369462          9462         XXXXXX9462             443                   LMT 2006-7 10/30/06               $349,395.62
 1008369652          9652         XXXXXX9652             443                   LMT 2006-7 10/30/06               $244,587.16
 1008376558          6558         XXXXXX6558             443                   LMT 2006-7 10/30/06                  $0.00
 1008376780          6780         XXXXXX6780             443                   LMT 2006-7 10/30/06               $296,000.00
 3001904899          4899         XXXXXX4899             443                   LMT 2006-7 10/30/06               $132,000.00
 3001905250          5250         XXXXXX5250             443                   LMT 2006-7 10/30/06               $149,999.79
 3001907124          7124         XXXXXX7124             443                   LMT 2006-7 10/30/06               $108,000.00
 3001908239          8239         XXXXXX8239             443                   LMT 2006-7 10/30/06                $94,393.09
 3001925431          5431         XXXXXX5431             443                   LMT 2006-7 10/30/06                $89,644.69
 3001933096          3096         XXXXXX3096             443                   LMT 2006-7 10/30/06               $416,999.99
 3001943426          3426         XXXXXX3426             443                   LMT 2006-7 10/30/06               $173,928.51
 3001944002          4002         XXXXXX4002             443                   LMT 2006-7 10/30/06                $59,785.29
 3001951957          1957         XXXXXX1957             443                   LMT 2006-7 10/30/06                $99,200.00
 3001954944          4944         XXXXXX4944             443                   LMT 2006-7 10/30/06               $236,695.23
 3001956048          6048         XXXXXX6048             443                   LMT 2006-7 10/30/06               $116,000.00
 3001956121          6121         XXXXXX6121             443                   LMT 2006-7 10/30/06               $116,000.00
 3001999188          9188         XXXXXX9188             443                   LMT 2006-7 10/30/06               $146,000.00
 3001999477          9477         XXXXXX9477             443                   LMT 2006-7 10/30/06               $185,000.00
 3001999527          9527         XXXXXX9527             443                   LMT 2006-7 10/30/06               $376,000.00
 3001999832          9832         XXXXXX9832             443                   LMT 2006-7 10/30/06               $208,000.00
 3002001216          1216         XXXXXX1216             443                   LMT 2006-7 10/30/06                  $0.00
 3002001521          1521         XXXXXX1521             443                   LMT 2006-7 10/30/06               $211,200.00
 3002001661          1661         XXXXXX1661             443                   LMT 2006-7 10/30/06               $304,000.00
 3002001869          1869         XXXXXX1869             443                   LMT 2006-7 10/30/06                $97,631.73
 3002001968          1968         XXXXXX1968             443                   LMT 2006-7 10/30/06               $219,065.18
 3002003204          3204         XXXXXX3204             443                   LMT 2006-7 10/30/06                $88,000.00
 3002003824          3824         XXXXXX3824             443                   LMT 2006-7 10/30/06               $106,737.71
 3002010266          0266         XXXXXX0266             443                   LMT 2006-7 10/30/06                $97,200.00
 3002011017          1017         XXXXXX1017             443                   LMT 2006-7 10/30/06               $110,400.00
 3002011603          1603         XXXXXX1603             443                   LMT 2006-7 10/30/06               $113,947.82
 3002013856          3856         XXXXXX3856             443                   LMT 2006-7 10/30/06                $53,000.00
 3002042939          2939         XXXXXX2939             443                   LMT 2006-7 10/30/06                $90,315.95
 3002042988          2988         XXXXXX2988             443                   LMT 2006-7 10/30/06               $239,349.08
 3002045544          5544         XXXXXX5544             443                   LMT 2006-7 10/30/06               $113,100.26
 3002046062          6062         XXXXXX6062             443                   LMT 2006-7 10/30/06               $313,693.84
 3002046203          6203         XXXXXX6203             443                   LMT 2006-7 10/30/06               $225,000.00
 3002046500          6500         XXXXXX6500             443                   LMT 2006-7 10/30/06                $96,399.16
 3002046740          6740         XXXXXX6740             443                   LMT 2006-7 10/30/06               $374,846.03
 3002047359          7359         XXXXXX7359             443                   LMT 2006-7 10/30/06               $414,651.63
 3002050239          0239         XXXXXX0239             443                   LMT 2006-7 10/30/06                $49,839.19
 3002064669          4669         XXXXXX4669             443                   LMT 2006-7 10/30/06               $359,098.93
 3002064917          4917         XXXXXX4917             443                   LMT 2006-7 10/30/06               $241,293.63
 3002065179          5179         XXXXXX5179             443                   LMT 2006-7 10/30/06               $335,329.24
 3002065203          5203         XXXXXX5203             443                   LMT 2006-7 10/30/06               $164,478.80
 3002065302          5302         XXXXXX5302             443                   LMT 2006-7 10/30/06               $181,600.00
 3002065393          5393         XXXXXX5393             443                   LMT 2006-7 10/30/06               $109,437.47
 3002065518          5518         XXXXXX5518             443                   LMT 2006-7 10/30/06               $189,199.99
 3002065625          5625         XXXXXX5625             443                   LMT 2006-7 10/30/06               $219,200.00
 3002066201          6201         XXXXXX6201             443                   LMT 2006-7 10/30/06                $99,170.62
 3002066367          6367         XXXXXX6367             443                   LMT 2006-7 10/30/06               $183,999.99
 3002066961          6961         XXXXXX6961             443                   LMT 2006-7 10/30/06               $199,369.73
 3002067894          7894         XXXXXX7894             443                   LMT 2006-7 10/30/06                $96,791.99
 3002067969          7969         XXXXXX7969             443                   LMT 2006-7 10/30/06               $199,210.43
 3002068025          8025         XXXXXX8025             443                   LMT 2006-7 10/30/06               $239,920.00
 3002079402          9402         XXXXXX9402             443                   LMT 2006-7 10/30/06                $67,195.76
 3002081200          1200         XXXXXX1200             443                   LMT 2006-7 10/30/06               $160,591.88
 3002082232          2232         XXXXXX2232             443                   LMT 2006-7 10/30/06               $101,377.70
 3002086191          6191         XXXXXX6191             443                   LMT 2006-7 10/30/06               $257,103.95
 3002089831          9831         XXXXXX9831             443                   LMT 2006-7 10/30/06               $141,381.12
 3002090581          0581         XXXXXX0581             443                   LMT 2006-7 10/30/06               $176,676.03
 3002090748          0748         XXXXXX0748             443                   LMT 2006-7 10/30/06               $133,811.48
 3002090912          0912         XXXXXX0912             443                   LMT 2006-7 10/30/06               $139,670.36
 3002091035          1035         XXXXXX1035             443                   LMT 2006-7 10/30/06               $104,000.00
 3002098345          8345         XXXXXX8345             443                   LMT 2006-7 10/30/06                $72,219.14
 3002099822          9822         XXXXXX9822             443                   LMT 2006-7 10/30/06               $117,976.52
 3002102717          2717         XXXXXX2717             443                   LMT 2006-7 10/30/06               $376,000.00
 3002107245          7245         XXXXXX7245             443                   LMT 2006-7 10/30/06               $191,200.00
 3002107369          7369         XXXXXX7369             443                   LMT 2006-7 10/30/06               $129,499.27
 3002108730          8730         XXXXXX8730             443                   LMT 2006-7 10/30/06               $108,047.85
 3002109043          9043         XXXXXX9043             443                   LMT 2006-7 10/30/06               $148,775.06
 3002111494          1494         XXXXXX1494             443                   LMT 2006-7 10/30/06               $176,310.08
 3002112104          2104         XXXXXX2104             443                   LMT 2006-7 10/30/06               $103,200.00
 1006447575          7575         XXXXXX7575             449                  LMT 2006-8 11/29/2006              $258,024.39
 1006583874          3874         XXXXXX3874             449                  LMT 2006-8 11/29/2006              $134,534.56
 1006838385          8385         XXXXXX8385             449                  LMT 2006-8 11/29/2006              $296,401.00
 1006961062          1062         XXXXXX1062             449                  LMT 2006-8 11/29/2006              $210,048.59
 1007045568          5568         XXXXXX5568             449                  LMT 2006-8 11/29/2006              $354,691.74
 1007085598          5598         XXXXXX5598             449                  LMT 2006-8 11/29/2006              $292,580.29
 1007090788          0788         XXXXXX0788             449                  LMT 2006-8 11/29/2006              $195,582.97
 1007158601          8601         XXXXXX8601             449                  LMT 2006-8 11/29/2006              $350,635.41
 1007194291          4291         XXXXXX4291             449                  LMT 2006-8 11/29/2006              $125,922.75
 1007220286          0286         XXXXXX0286             449                  LMT 2006-8 11/29/2006              $221,255.40
 1007240243          0243         XXXXXX0243             449                  LMT 2006-8 11/29/2006               $99,759.23
 1007403643          3643         XXXXXX3643             449                  LMT 2006-8 11/29/2006              $205,127.69
 1008130476          0476         XXXXXX0476             449                  LMT 2006-8 11/29/2006              $367,605.65
 1008309021          9021         XXXXXX9021             449                  LMT 2006-8 11/29/2006              $348,000.00
 1008313098          3098         XXXXXX3098             449                  LMT 2006-8 11/29/2006              $243,171.54
 1008332270          2270         XXXXXX2270             449                  LMT 2006-8 11/29/2006              $240,000.00
 1008336891          6891         XXXXXX6891             449                  LMT 2006-8 11/29/2006              $282,338.05
 1008375345          5345         XXXXXX5345             449                  LMT 2006-8 11/29/2006              $331,873.52
 3001266125          6125         XXXXXX6125             449                  LMT 2006-8 11/29/2006               $83,681.66
 3001657398          7398         XXXXXX7398             449                  LMT 2006-8 11/29/2006              $220,287.53
 3001669187          9187         XXXXXX9187             449                  LMT 2006-8 11/29/2006              $198,700.00
 3001669609          9609         XXXXXX9609             449                  LMT 2006-8 11/29/2006              $123,978.29
 3001771348          1348         XXXXXX1348             449                  LMT 2006-8 11/29/2006              $305,000.00
 3001796832          6832         XXXXXX6832             449                  LMT 2006-8 11/29/2006              $250,750.00
 3001905128          5128         XXXXXX5128             449                  LMT 2006-8 11/29/2006              $206,400.00
 3002071144          1144         XXXXXX1144             449                  LMT 2006-8 11/29/2006              $156,602.47
 3002096745          6745         XXXXXX6745             449                  LMT 2006-8 11/29/2006              $110,113.09
 1006769713          9713         XXXXXX9713            4108                   LMT 2006-9 12/29/06               $410,731.16
 1007842261          2261         XXXXXX2261            4108                   LMT 2006-9 12/29/06               $249,747.41
 1007884156          4156         XXXXXX4156            4108                   LMT 2006-9 12/29/06               $158,554.99
 1008110114          0114         XXXXXX0114            4108                   LMT 2006-9 12/29/06               $176,000.00
 1008141424          1424         XXXXXX1424            4108                   LMT 2006-9 12/29/06               $150,000.00
 1008147835          7835         XXXXXX7835            4108                   LMT 2006-9 12/29/06               $228,000.00
 1008312538          2538         XXXXXX2538            4108                   LMT 2006-9 12/29/06                $87,844.29
 1008537621          7621         XXXXXX7621            4108                   LMT 2006-9 12/29/06               $170,510.69
 1008537944          7944         XXXXXX7944            4108                   LMT 2006-9 12/29/06               $417,000.00
 1008538363          8363         XXXXXX8363            4108                   LMT 2006-9 12/29/06               $217,777.66
 1008540369          0369         XXXXXX0369            4108                   LMT 2006-9 12/29/06               $369,489.75
 1008541219          1219         XXXXXX1219            4108                   LMT 2006-9 12/29/06               $127,999.33
 1008543728          3728         XXXXXX3728            4108                   LMT 2006-9 12/29/06               $143,879.02
 1008546788          6788         XXXXXX6788            4108                   LMT 2006-9 12/29/06               $347,621.79
 1008550772          0772         XXXXXX0772            4108                   LMT 2006-9 12/29/06               $269,122.96
 1008560920          0920         XXXXXX0920            4108                   LMT 2006-9 12/29/06               $124,872.07
 1008561589          1589         XXXXXX1589            4108                   LMT 2006-9 12/29/06               $411,109.55
 1008564815          4815         XXXXXX4815            4108                   LMT 2006-9 12/29/06               $145,177.39
 1008566976          6976         XXXXXX6976            4108                   LMT 2006-9 12/29/06               $214,168.66
 1008567784          7784         XXXXXX7784            4108                   LMT 2006-9 12/29/06               $365,000.00
 1008569012          9012         XXXXXX9012            4108                   LMT 2006-9 12/29/06               $219,701.48
 1008580688          0688         XXXXXX0688            4108                   LMT 2006-9 12/29/06               $349,365.47
 1008587543          7543         XXXXXX7543            4108                   LMT 2006-9 12/29/06               $241,286.93
 1008588574          8574         XXXXXX8574            4108                   LMT 2006-9 12/29/06               $311,500.00
 1008588996          8996         XXXXXX8996            4108                   LMT 2006-9 12/29/06                $64,000.00
 1008594119          4119         XXXXXX4119            4108                   LMT 2006-9 12/29/06               $379,200.00
 1008594192          4192         XXXXXX4192            4108                   LMT 2006-9 12/29/06               $131,095.83
 1008601104          1104         XXXXXX1104            4108                   LMT 2006-9 12/29/06               $283,891.81
 1008613125          3125         XXXXXX3125            4108                   LMT 2006-9 12/29/06               $402,535.75
 1008616490          6490         XXXXXX6490            4108                   LMT 2006-9 12/29/06                $91,000.00
 1008616508          6508         XXXXXX6508            4108                   LMT 2006-9 12/29/06               $426,604.52
 1008617209          7209         XXXXXX7209            4108                   LMT 2006-9 12/29/06               $133,893.96
 1008624700          4700         XXXXXX4700            4108                   LMT 2006-9 12/29/06               $131,871.70
 1008626382          6382         XXXXXX6382            4108                   LMT 2006-9 12/29/06               $177,600.00
 1008626762          6762         XXXXXX6762            4108                   LMT 2006-9 12/29/06               $287,726.73
 1008627083          7083         XXXXXX7083            4108                   LMT 2006-9 12/29/06               $404,659.75
 1008630046          0046         XXXXXX0046            4108                   LMT 2006-9 12/29/06               $179,689.17
 1008631515          1515         XXXXXX1515            4108                   LMT 2006-9 12/29/06               $199,921.08
 1008636324          6324         XXXXXX6324            4108                   LMT 2006-9 12/29/06               $127,951.24
 1008636936          6936         XXXXXX6936            4108                   LMT 2006-9 12/29/06               $247,699.83
 1008642157          2157         XXXXXX2157            4108                   LMT 2006-9 12/29/06               $175,925.55
 1008648956          8956         XXXXXX8956            4108                   LMT 2006-9 12/29/06               $259,517.10
 1008651505          1505         XXXXXX1505            4108                   LMT 2006-9 12/29/06               $132,876.81
 1008666255          6255         XXXXXX6255            4108                   LMT 2006-9 12/29/06               $243,809.66
 1008668376          8376         XXXXXX8376            4108                   LMT 2006-9 12/29/06               $260,796.40
 1008673517          3517         XXXXXX3517            4108                   LMT 2006-9 12/29/06               $297,237.52
 1008674028          4028         XXXXXX4028            4108                   LMT 2006-9 12/29/06               $185,500.00
 1008674465          4465         XXXXXX4465            4108                   LMT 2006-9 12/29/06               $378,183.38
 1008681387          1387         XXXXXX1387            4108                   LMT 2006-9 12/29/06               $280,000.00
 1008682336          2336         XXXXXX2336            4108                   LMT 2006-9 12/29/06                $99,909.60
 1008693838          3838         XXXXXX3838            4108                   LMT 2006-9 12/29/06               $287,911.25
 3001321599          1599         XXXXXX1599            4108                   LMT 2006-9 12/29/06               $147,154.84
 3001804057          4057         XXXXXX4057            4108                   LMT 2006-9 12/29/06               $341,050.00
 3001844780          4780         XXXXXX4780            4108                   LMT 2006-9 12/29/06               $124,720.00
 3001955685          5685         XXXXXX5685            4108                   LMT 2006-9 12/29/06               $118,500.00
 3002096489          6489         XXXXXX6489            4108                   LMT 2006-9 12/29/06               $394,423.15
 3002100356          0356         XXXXXX0356            4108                   LMT 2006-9 12/29/06                $60,233.04
 3002111064          1064         XXXXXX1064            4108                   LMT 2006-9 12/29/06               $100,004.05
 3002112559          2559         XXXXXX2559            4108                   LMT 2006-9 12/29/06               $106,936.52
 3002112732          2732         XXXXXX2732            4108                   LMT 2006-9 12/29/06                $94,153.62
 3002231508          1508         XXXXXX1508            4108                   LMT 2006-9 12/29/06               $143,634.17
 3002231797          1797         XXXXXX1797            4108                   LMT 2006-9 12/29/06               $288,800.00
 3002232746          2746         XXXXXX2746            4108                   LMT 2006-9 12/29/06               $407,312.50
 3002234601          4601         XXXXXX4601            4108                   LMT 2006-9 12/29/06               $147,650.33
 3002238222          8222         XXXXXX8222            4108                   LMT 2006-9 12/29/06               $235,999.98
 3002240301          0301         XXXXXX0301            4108                   LMT 2006-9 12/29/06               $323,619.06
 3002254757          4757         XXXXXX4757            4108                   LMT 2006-9 12/29/06               $241,172.51
 3002254989          4989         XXXXXX4989            4108                   LMT 2006-9 12/29/06               $166,751.35
 3002263840          3840         XXXXXX3840            4108                   LMT 2006-9 12/29/06               $186,151.24
 3002267650          7650         XXXXXX7650            4108                   LMT 2006-9 12/29/06               $383,053.59
 3001458482          8482         XXXXXX8482             233                LUMINENT 2006-3 (4-28-06)               $0.00
 3001459019          9019         XXXXXX9019             233                LUMINENT 2006-3 (4-28-06)            $230,175.70
 3001462088          2088         XXXXXX2088             233                LUMINENT 2006-3 (4-28-06)            $200,307.26
 3001510563          0563         XXXXXX0563             233                LUMINENT 2006-3 (4-28-06)            $426,469.28
 3001511546          1546         XXXXXX1546             233                LUMINENT 2006-3 (4-28-06)            $404,081.34
 3001611536          1536         XXXXXX1536             233                LUMINENT 2006-3 (4-28-06)            $496,082.80
 3001611635          1635         XXXXXX1635             233                LUMINENT 2006-3 (4-28-06)            $386,820.93
 3001611759          1759         XXXXXX1759             233                LUMINENT 2006-3 (4-28-06)            $228,510.27
 3001611932          1932         XXXXXX1932             233                LUMINENT 2006-3 (4-28-06)            $263,832.34
 3001612096          2096         XXXXXX2096             233                LUMINENT 2006-3 (4-28-06)               $0.00
 3001612112          2112         XXXXXX2112             233                LUMINENT 2006-3 (4-28-06)               $0.00
 3001612377          2377         XXXXXX2377             233                LUMINENT 2006-3 (4-28-06)               $0.00
 3001612419          2419         XXXXXX2419             233                LUMINENT 2006-3 (4-28-06)            $278,810.77
 3001612427          2427         XXXXXX2427             233                LUMINENT 2006-3 (4-28-06)               $0.00
 3001612450          2450         XXXXXX2450             233                LUMINENT 2006-3 (4-28-06)            $288,428.75
 3001612484          2484         XXXXXX2484             233                LUMINENT 2006-3 (4-28-06)            $193,433.52
 3001612542          2542         XXXXXX2542             233                LUMINENT 2006-3 (4-28-06)            $278,171.39
 3001612583          2583         XXXXXX2583             233                LUMINENT 2006-3 (4-28-06)            $358,815.57
 3001612823          2823         XXXXXX2823             233                LUMINENT 2006-3 (4-28-06)            $414,874.58
 3001612831          2831         XXXXXX2831             233                LUMINENT 2006-3 (4-28-06)            $358,501.85
 3001612849          2849         XXXXXX2849             233                LUMINENT 2006-3 (4-28-06)            $404,491.09
 3001613045          3045         XXXXXX3045             233                LUMINENT 2006-3 (4-28-06)            $450,915.04
 3001613151          3151         XXXXXX3151             233                LUMINENT 2006-3 (4-28-06)            $159,089.39
 3001613219          3219         XXXXXX3219             233                LUMINENT 2006-3 (4-28-06)            $302,379.87
 3001613599          3599         XXXXXX3599             233                LUMINENT 2006-3 (4-28-06)            $466,024.25
 3001613714          3714         XXXXXX3714             233                LUMINENT 2006-3 (4-28-06)            $239,152.60
 3001614092          4092         XXXXXX4092             233                LUMINENT 2006-3 (4-28-06)               $0.00
 3001650906          0906         XXXXXX0906             233                LUMINENT 2006-3 (4-28-06)            $310,182.97
 3001651235          1235         XXXXXX1235             233                LUMINENT 2006-3 (4-28-06)            $348,225.46
 3001651300          1300         XXXXXX1300             233                LUMINENT 2006-3 (4-28-06)            $176,203.90
 3001651342          1342         XXXXXX1342             233                LUMINENT 2006-3 (4-28-06)            $132,187.72
 3001652118          2118         XXXXXX2118             233                LUMINENT 2006-3 (4-28-06)            $211,164.97
 3001652332          2332         XXXXXX2332             233                LUMINENT 2006-3 (4-28-06)             $40,916.86
 3001652597          2597         XXXXXX2597             233                LUMINENT 2006-3 (4-28-06)            $411,651.04
 3001652639          2639         XXXXXX2639             233                LUMINENT 2006-3 (4-28-06)            $412,969.62
 3001653041          3041         XXXXXX3041             233                LUMINENT 2006-3 (4-28-06)            $374,450.04
 3001654130          4130         XXXXXX4130             233                LUMINENT 2006-3 (4-28-06)            $106,660.64
 3001654320          4320         XXXXXX4320             233                LUMINENT 2006-3 (4-28-06)            $243,063.90
 3001654817          4817         XXXXXX4817             233                LUMINENT 2006-3 (4-28-06)            $310,104.88
 3001654940          4940         XXXXXX4940             233                LUMINENT 2006-3 (4-28-06)            $151,177.81
 3001655509          5509         XXXXXX5509             233                LUMINENT 2006-3 (4-28-06)            $147,669.58
 3001655822          5822         XXXXXX5822             233                LUMINENT 2006-3 (4-28-06)            $344,920.12
 3001656077          6077         XXXXXX6077             233                LUMINENT 2006-3 (4-28-06)            $285,946.90
 3001656168          6168         XXXXXX6168             233                LUMINENT 2006-3 (4-28-06)             $78,700.21
 3001656291          6291         XXXXXX6291             233                LUMINENT 2006-3 (4-28-06)            $160,881.75
 3001682529          2529         XXXXXX2529             233                LUMINENT 2006-3 (4-28-06)            $428,890.29
 3001682644          2644         XXXXXX2644             233                LUMINENT 2006-3 (4-28-06)            $512,441.21
 3001683196          3196         XXXXXX3196             233                LUMINENT 2006-3 (4-28-06)            $240,256.03
 3001683444          3444         XXXXXX3444             233                LUMINENT 2006-3 (4-28-06)            $369,159.89
 3001683618          3618         XXXXXX3618             233                LUMINENT 2006-3 (4-28-06)             $99,736.89
 3001683816          3816         XXXXXX3816             233                LUMINENT 2006-3 (4-28-06)            $319,077.19
 3001683873          3873         XXXXXX3873             233                LUMINENT 2006-3 (4-28-06)            $256,292.70
 3001684202          4202         XXXXXX4202             233                LUMINENT 2006-3 (4-28-06)            $216,691.74
 3001685050          5050         XXXXXX5050             233                LUMINENT 2006-3 (4-28-06)            $264,765.15
 3001685175          5175         XXXXXX5175             233                LUMINENT 2006-3 (4-28-06)               $0.00
 3001685548          5548         XXXXXX5548             233                LUMINENT 2006-3 (4-28-06)            $228,523.61
 3001686348          6348         XXXXXX6348             233                LUMINENT 2006-3 (4-28-06)            $362,466.24
 3001686553          6553         XXXXXX6553             233                LUMINENT 2006-3 (4-28-06)            $294,842.41
 3001686785          6785         XXXXXX6785             233                LUMINENT 2006-3 (4-28-06)            $472,494.11
 3001687239          7239         XXXXXX7239             233                LUMINENT 2006-3 (4-28-06)            $201,355.89
 3001687270          7270         XXXXXX7270             233                LUMINENT 2006-3 (4-28-06)            $252,087.99
 3001687692          7692         XXXXXX7692             233                LUMINENT 2006-3 (4-28-06)            $369,082.82
 3001688047          8047         XXXXXX8047             233                LUMINENT 2006-3 (4-28-06)            $281,016.15
 3001688401          8401         XXXXXX8401             233                LUMINENT 2006-3 (4-28-06)            $121,626.47
 3001688500          8500         XXXXXX8500             233                LUMINENT 2006-3 (4-28-06)            $431,395.67
 3001689102          9102         XXXXXX9102             233                LUMINENT 2006-3 (4-28-06)            $354,481.52
 3001689151          9151         XXXXXX9151             233                LUMINENT 2006-3 (4-28-06)            $247,784.96
 3001689631          9631         XXXXXX9631             233                LUMINENT 2006-3 (4-28-06)            $132,082.38
 3001689870          9870         XXXXXX9870             233                LUMINENT 2006-3 (4-28-06)            $275,317.80
 3001690613          0613         XXXXXX0613             233                LUMINENT 2006-3 (4-28-06)            $617,193.19
 3001692858          2858         XXXXXX2858             233                LUMINENT 2006-3 (4-28-06)            $177,308.13
 3001692924          2924         XXXXXX2924             233                LUMINENT 2006-3 (4-28-06)            $239,272.33
 3001693492          3492         XXXXXX3492             233                LUMINENT 2006-3 (4-28-06)            $220,180.87
 3001693690          3690         XXXXXX3690             233                LUMINENT 2006-3 (4-28-06)               $0.00
 3001693716          3716         XXXXXX3716             233                LUMINENT 2006-3 (4-28-06)            $131,755.85
 3001693880          3880         XXXXXX3880             233                LUMINENT 2006-3 (4-28-06)            $255,254.22
 3001694177          4177         XXXXXX4177             233                LUMINENT 2006-3 (4-28-06)            $445,369.86
 3001708746          8746         XXXXXX8746             233                LUMINENT 2006-3 (4-28-06)            $253,355.29
 3001708795          8795         XXXXXX8795             233                LUMINENT 2006-3 (4-28-06)            $389,088.91
 3001709124          9124         XXXXXX9124             233                LUMINENT 2006-3 (4-28-06)            $729,363.82
 3001709322          9322         XXXXXX9322             233                LUMINENT 2006-3 (4-28-06)            $484,174.04
 3001709355          9355         XXXXXX9355             233                LUMINENT 2006-3 (4-28-06)            $185,281.69
 3001709538          9538         XXXXXX9538             233                LUMINENT 2006-3 (4-28-06)            $416,949.57
 3001709892          9892         XXXXXX9892             233                LUMINENT 2006-3 (4-28-06)            $582,301.89
 3001709900          9900         XXXXXX9900             233                LUMINENT 2006-3 (4-28-06)            $349,424.34
 3001709975          9975         XXXXXX9975             233                LUMINENT 2006-3 (4-28-06)            $452,196.19
 3001710601          0601         XXXXXX0601             233                LUMINENT 2006-3 (4-28-06)            $316,537.33
 3001710619          0619         XXXXXX0619             233                LUMINENT 2006-3 (4-28-06)            $497,652.62
 3001710734          0734         XXXXXX0734             233                LUMINENT 2006-3 (4-28-06)            $325,683.38
 3001711476          1476         XXXXXX1476             233                LUMINENT 2006-3 (4-28-06)            $353,223.00
 3001711625          1625         XXXXXX1625             233                LUMINENT 2006-3 (4-28-06)            $423,217.70
 3001711690          1690         XXXXXX1690             233                LUMINENT 2006-3 (4-28-06)            $183,555.71
 3001711781          1781         XXXXXX1781             233                LUMINENT 2006-3 (4-28-06)            $300,093.77
 3001712177          2177         XXXXXX2177             233                LUMINENT 2006-3 (4-28-06)            $201,326.11
 3001713092          3092         XXXXXX3092             233                LUMINENT 2006-3 (4-28-06)            $421,786.19
 3001713118          3118         XXXXXX3118             233                LUMINENT 2006-3 (4-28-06)            $163,432.53
 3001713241          3241         XXXXXX3241             233                LUMINENT 2006-3 (4-28-06)            $667,686.67
 3001713571          3571         XXXXXX3571             233                LUMINENT 2006-3 (4-28-06)            $174,402.98
 3001713738          3738         XXXXXX3738             233                LUMINENT 2006-3 (4-28-06)           $1,003,359.52
 3001713886          3886         XXXXXX3886             233                LUMINENT 2006-3 (4-28-06)            $660,586.16
 3001713969          3969         XXXXXX3969             233                LUMINENT 2006-3 (4-28-06)            $184,822.90
 3001713977          3977         XXXXXX3977             233                LUMINENT 2006-3 (4-28-06)            $669,072.71
 3001714066          4066         XXXXXX4066             233                LUMINENT 2006-3 (4-28-06)            $769,626.39
 3001714181          4181         XXXXXX4181             233                LUMINENT 2006-3 (4-28-06)            $511,360.60
 3001715311          5311         XXXXXX5311             233                LUMINENT 2006-3 (4-28-06)            $600,187.69
 3001715915          5915         XXXXXX5915             233                LUMINENT 2006-3 (4-28-06)            $451,682.24
 3001716525          6525         XXXXXX6525             233                LUMINENT 2006-3 (4-28-06)            $470,962.82
 3001716723          6723         XXXXXX6723             233                LUMINENT 2006-3 (4-28-06)            $460,826.64
 3001716830          6830         XXXXXX6830             233                LUMINENT 2006-3 (4-28-06)            $343,959.04
 3001651912          1912         XXXXXX1912             287                LUMINENT 2006-5 (6-29-06)            $216,987.64
 3001666795          6795         XXXXXX6795             287                LUMINENT 2006-5 (6-29-06)            $334,443.36
 3001704034          4034         XXXXXX4034             287                LUMINENT 2006-5 (6-29-06)            $358,020.68
 3001713852          3852         XXXXXX3852             287                LUMINENT 2006-5 (6-29-06)            $512,063.24
 3001723083          3083         XXXXXX3083             287                LUMINENT 2006-5 (6-29-06)             $81,660.42
 3001724834          4834         XXXXXX4834             287                LUMINENT 2006-5 (6-29-06)            $347,760.05
 3001726276          6276         XXXXXX6276             287                LUMINENT 2006-5 (6-29-06)            $665,702.37
 3001741515          1515         XXXXXX1515             287                LUMINENT 2006-5 (6-29-06)            $189,834.62
 3001741523          1523         XXXXXX1523             287                LUMINENT 2006-5 (6-29-06)            $190,158.73
 3001742208          2208         XXXXXX2208             287                LUMINENT 2006-5 (6-29-06)            $353,561.78
 3001743834          3834         XXXXXX3834             287                LUMINENT 2006-5 (6-29-06)            $225,048.87
 3001744980          4980         XXXXXX4980             287                LUMINENT 2006-5 (6-29-06)            $659,011.43
 3001745391          5391         XXXXXX5391             287                LUMINENT 2006-5 (6-29-06)            $337,206.89
 3001747066          7066         XXXXXX7066             287                LUMINENT 2006-5 (6-29-06)            $391,798.74
 3001768237          8237         XXXXXX8237             287                LUMINENT 2006-5 (6-29-06)            $358,326.21
 3001768609          8609         XXXXXX8609             287                LUMINENT 2006-5 (6-29-06)            $273,387.44
 3001768856          8856         XXXXXX8856             287                LUMINENT 2006-5 (6-29-06)            $144,451.12
 3001930316          0316         XXXXXX0316            4110                LUMINENT 2006-7 12/14/2006            $98,681.02
 3002031023          1023         XXXXXX1023            4110                LUMINENT 2006-7 12/14/2006           $209,860.67
 3002031551          1551         XXXXXX1551            4110                LUMINENT 2006-7 12/14/2006           $461,217.47
 3002073116          3116         XXXXXX3116            4110                LUMINENT 2006-7 12/14/2006           $215,266.77
 3002116600          6600         XXXXXX6600            4110                LUMINENT 2006-7 12/14/2006            $74,272.94
 3002122277          2277         XXXXXX2277            4110                LUMINENT 2006-7 12/14/2006           $280,269.35
 3002123507          3507         XXXXXX3507            4110                LUMINENT 2006-7 12/14/2006           $302,113.70
 3002124653          4653         XXXXXX4653            4110                LUMINENT 2006-7 12/14/2006           $659,710.01
 3002124950          4950         XXXXXX4950            4110                LUMINENT 2006-7 12/14/2006           $546,849.67
 3002162125          2125         XXXXXX2125            4110                LUMINENT 2006-7 12/14/2006           $546,339.04
 3002163115          3115         XXXXXX3115            4110                LUMINENT 2006-7 12/14/2006           $294,390.16
 3002166266          6266         XXXXXX6266            4110                LUMINENT 2006-7 12/14/2006           $342,054.89
 3002187692          7692         XXXXXX7692            4110                LUMINENT 2006-7 12/14/2006           $465,306.96
 3002187734          7734         XXXXXX7734            4110                LUMINENT 2006-7 12/14/2006           $566,425.96
 3002187791          7791         XXXXXX7791            4110                LUMINENT 2006-7 12/14/2006           $386,045.46
 3002187866          7866         XXXXXX7866            4110                LUMINENT 2006-7 12/14/2006           $138,166.80
 3002188781          8781         XXXXXX8781            4110                LUMINENT 2006-7 12/14/2006          $1,168,313.52
 3002188856          8856         XXXXXX8856            4110                LUMINENT 2006-7 12/14/2006           $373,471.50
 3002189201          9201         XXXXXX9201            4110                LUMINENT 2006-7 12/14/2006           $174,437.06
 3002189391          9391         XXXXXX9391            4110                LUMINENT 2006-7 12/14/2006           $307,312.46
 3002189417          9417         XXXXXX9417            4110                LUMINENT 2006-7 12/14/2006           $451,619.74
 3002189813          9813         XXXXXX9813            4110                LUMINENT 2006-7 12/14/2006           $735,696.34
 1006811143          1143         XXXXXX1143             139                   LXS 2006-11 7/27/06               $180,523.81
 1006870602          0602         XXXXXX0602             139                   LXS 2006-11 7/27/06               $193,937.37
 1006870867          0867         XXXXXX0867             139                   LXS 2006-11 7/27/06               $279,200.00
 1006943284          3284         XXXXXX3284             139                   LXS 2006-11 7/27/06               $143,206.12
 1006946493          6493         XXXXXX6493             139                   LXS 2006-11 7/27/06               $129,500.00
 1007014085          4085         XXXXXX4085             139                   LXS 2006-11 7/27/06               $277,272.11
 1007088436          8436         XXXXXX8436             139                   LXS 2006-11 7/27/06               $105,503.78
 1007175191          5191         XXXXXX5191             139                   LXS 2006-11 7/27/06               $283,050.00
 1007183088          3088         XXXXXX3088             139                   LXS 2006-11 7/27/06               $279,475.76
 1007216813          6813         XXXXXX6813             139                   LXS 2006-11 7/27/06               $127,086.18
 1007243288          3288         XXXXXX3288             139                   LXS 2006-11 7/27/06               $123,546.72
 1007288879          8879         XXXXXX8879             139                   LXS 2006-11 7/27/06               $150,060.83
 1007345992          5992         XXXXXX5992             139                   LXS 2006-11 7/27/06               $300,000.00
 1007355330          5330         XXXXXX5330             139                   LXS 2006-11 7/27/06               $363,767.96
 1007366576          6576         XXXXXX6576             139                   LXS 2006-11 7/27/06               $118,711.24
 1007370131          0131         XXXXXX0131             139                   LXS 2006-11 7/27/06               $349,341.83
 1007384553          4553         XXXXXX4553             139                   LXS 2006-11 7/27/06                  $0.00
 1007388281          8281         XXXXXX8281             139                   LXS 2006-11 7/27/06               $180,000.00
 1007390949          0949         XXXXXX0949             139                   LXS 2006-11 7/27/06                  $0.00
 1007391210          1210         XXXXXX1210             139                   LXS 2006-11 7/27/06               $304,000.00
 1007400631          0631         XXXXXX0631             139                   LXS 2006-11 7/27/06               $206,400.00
 1007401001          1001         XXXXXX1001             139                   LXS 2006-11 7/27/06               $232,000.00
 1007423500          3500         XXXXXX3500             139                   LXS 2006-11 7/27/06                $56,487.89
 1007423708          3708         XXXXXX3708             139                   LXS 2006-11 7/27/06               $301,864.40
 1007424177          4177         XXXXXX4177             139                   LXS 2006-11 7/27/06               $370,000.00
 1007437443          7443         XXXXXX7443             139                   LXS 2006-11 7/27/06               $289,997.70
 1007441023          1023         XXXXXX1023             139                   LXS 2006-11 7/27/06                $54,035.93
 1007450545          0545         XXXXXX0545             139                   LXS 2006-11 7/27/06                  $0.00
 1007455064          5064         XXXXXX5064             139                   LXS 2006-11 7/27/06               $124,800.00
 1007457862          7862         XXXXXX7862             139                   LXS 2006-11 7/27/06               $184,336.72
 1007460700          0700         XXXXXX0700             139                   LXS 2006-11 7/27/06               $112,844.65
 1007464306          4306         XXXXXX4306             139                   LXS 2006-11 7/27/06               $129,527.28
 1007465246          5246         XXXXXX5246             139                   LXS 2006-11 7/27/06               $137,766.92
 1007468000          8000         XXXXXX8000             139                   LXS 2006-11 7/27/06               $113,064.59
 1007471350          1350         XXXXXX1350             139                   LXS 2006-11 7/27/06               $135,369.46
 1007477050          7050         XXXXXX7050             139                   LXS 2006-11 7/27/06                $49,390.56
 1007486580          6580         XXXXXX6580             139                   LXS 2006-11 7/27/06               $111,467.79
 1007497629          7629         XXXXXX7629             139                   LXS 2006-11 7/27/06               $180,486.91
 1007499278          9278         XXXXXX9278             139                   LXS 2006-11 7/27/06               $296,000.00
 1007505330          5330         XXXXXX5330             139                   LXS 2006-11 7/27/06               $218,664.90
 1007511940          1940         XXXXXX1940             139                   LXS 2006-11 7/27/06               $121,719.40
 1007513813          3813         XXXXXX3813             139                   LXS 2006-11 7/27/06               $432,000.00
 1007515016          5016         XXXXXX5016             139                   LXS 2006-11 7/27/06               $166,400.00
 1007515024          5024         XXXXXX5024             139                   LXS 2006-11 7/27/06               $166,400.00
 1007515032          5032         XXXXXX5032             139                   LXS 2006-11 7/27/06               $166,400.00
 1007516634          6634         XXXXXX6634             139                   LXS 2006-11 7/27/06               $266,357.30
 1007533118          3118         XXXXXX3118             139                   LXS 2006-11 7/27/06                $88,363.72
 1007537424          7424         XXXXXX7424             139                   LXS 2006-11 7/27/06               $158,784.48
 1007540352          0352         XXXXXX0352             139                   LXS 2006-11 7/27/06               $103,377.74
 1007542226          2226         XXXXXX2226             139                   LXS 2006-11 7/27/06               $134,926.47
 1007547787          7787         XXXXXX7787             139                   LXS 2006-11 7/27/06               $199,920.00
 1007560764          0764         XXXXXX0764             139                   LXS 2006-11 7/27/06               $198,914.87
 1007566803          6803         XXXXXX6803             139                   LXS 2006-11 7/27/06               $228,000.00
 1007568635          8635         XXXXXX8635             139                   LXS 2006-11 7/27/06               $127,215.40
 1007569492          9492         XXXXXX9492             139                   LXS 2006-11 7/27/06               $256,000.00
 1007569518          9518         XXXXXX9518             139                   LXS 2006-11 7/27/06               $400,000.00
 1007577883          7883         XXXXXX7883             139                   LXS 2006-11 7/27/06                $97,875.58
 1007578139          8139         XXXXXX8139             139                   LXS 2006-11 7/27/06               $188,000.00
 1007578329          8329         XXXXXX8329             139                   LXS 2006-11 7/27/06               $121,498.01
 1007578352          8352         XXXXXX8352             139                   LXS 2006-11 7/27/06               $114,799.10
 1007585183          5183         XXXXXX5183             139                   LXS 2006-11 7/27/06               $303,332.06
 1007585365          5365         XXXXXX5365             139                   LXS 2006-11 7/27/06                $96,182.93
 1007586561          6561         XXXXXX6561             139                   LXS 2006-11 7/27/06               $132,005.46
 1007596891          6891         XXXXXX6891             139                   LXS 2006-11 7/27/06               $382,873.38
 1007599549          9549         XXXXXX9549             139                   LXS 2006-11 7/27/06                $82,800.00
 1007600032          0032         XXXXXX0032             139                   LXS 2006-11 7/27/06                $52,929.78
 1007602202          2202         XXXXXX2202             139                   LXS 2006-11 7/27/06               $261,500.00
 1007612920          2920         XXXXXX2920             139                   LXS 2006-11 7/27/06               $133,755.96
 1007614116          4116         XXXXXX4116             139                   LXS 2006-11 7/27/06               $147,330.57
 1007618497          8497         XXXXXX8497             139                   LXS 2006-11 7/27/06               $238,485.26
 1007619149          9149         XXXXXX9149             139                   LXS 2006-11 7/27/06               $264,800.00
 1007620931          0931         XXXXXX0931             139                   LXS 2006-11 7/27/06               $166,094.50
 1007627647          7647         XXXXXX7647             139                   LXS 2006-11 7/27/06                $59,693.17
 1007641796          1796         XXXXXX1796             139                   LXS 2006-11 7/27/06               $185,084.03
 1007644105          4105         XXXXXX4105             139                   LXS 2006-11 7/27/06               $172,000.00
 1007644477          4477         XXXXXX4477             139                   LXS 2006-11 7/27/06               $153,090.91
 1007645292          5292         XXXXXX5292             139                   LXS 2006-11 7/27/06               $234,763.59
 1007646167          6167         XXXXXX6167             139                   LXS 2006-11 7/27/06               $218,000.00
 1007647637          7637         XXXXXX7637             139                   LXS 2006-11 7/27/06               $153,749.61
 1007660150          0150         XXXXXX0150             139                   LXS 2006-11 7/27/06               $219,670.94
 1007660838          0838         XXXXXX0838             139                   LXS 2006-11 7/27/06                $79,567.51
 1007662586          2586         XXXXXX2586             139                   LXS 2006-11 7/27/06               $326,398.91
 1007662685          2685         XXXXXX2685             139                   LXS 2006-11 7/27/06                $55,800.00
 1007662958          2958         XXXXXX2958             139                   LXS 2006-11 7/27/06               $188,606.69
 1007664871          4871         XXXXXX4871             139                   LXS 2006-11 7/27/06               $351,825.25
 1007665563          5563         XXXXXX5563             139                   LXS 2006-11 7/27/06               $121,911.97
 1007666199          6199         XXXXXX6199             139                   LXS 2006-11 7/27/06               $283,542.63
 1007666876          6876         XXXXXX6876             139                   LXS 2006-11 7/27/06               $159,972.54
 1007668179          8179         XXXXXX8179             139                   LXS 2006-11 7/27/06               $175,225.53
 1007671637          1637         XXXXXX1637             139                   LXS 2006-11 7/27/06                $99,309.92
 1007672387          2387         XXXXXX2387             139                   LXS 2006-11 7/27/06               $224,025.30
 1007674391          4391         XXXXXX4391             139                   LXS 2006-11 7/27/06               $359,910.00
 1007677071          7071         XXXXXX7071             139                   LXS 2006-11 7/27/06               $184,677.92
 1007687161          7161         XXXXXX7161             139                   LXS 2006-11 7/27/06               $155,202.28
 1007688615          8615         XXXXXX8615             139                   LXS 2006-11 7/27/06               $134,371.33
 1007690470          0470         XXXXXX0470             139                   LXS 2006-11 7/27/06               $140,254.17
 1007702168          2168         XXXXXX2168             139                   LXS 2006-11 7/27/06               $106,714.77
 1007702770          2770         XXXXXX2770             139                   LXS 2006-11 7/27/06               $369,849.09
 1007703281          3281         XXXXXX3281             139                   LXS 2006-11 7/27/06               $169,919.11
 1007707951          7951         XXXXXX7951             139                   LXS 2006-11 7/27/06               $175,297.41
 1007710302          0302         XXXXXX0302             139                   LXS 2006-11 7/27/06               $182,651.49
 1007711318          1318         XXXXXX1318             139                   LXS 2006-11 7/27/06               $183,900.97
 1007711961          1961         XXXXXX1961             139                   LXS 2006-11 7/27/06               $146,264.96
 1007713876          3876         XXXXXX3876             139                   LXS 2006-11 7/27/06                $88,000.00
 1007715665          5665         XXXXXX5665             139                   LXS 2006-11 7/27/06               $183,506.95
 1007717042          7042         XXXXXX7042             139                   LXS 2006-11 7/27/06               $287,638.36
 1007719188          9188         XXXXXX9188             139                   LXS 2006-11 7/27/06               $193,978.37
 1007719204          9204         XXXXXX9204             139                   LXS 2006-11 7/27/06               $330,422.35
 1007720095          0095         XXXXXX0095             139                   LXS 2006-11 7/27/06               $364,901.79
 1007731118          1118         XXXXXX1118             139                   LXS 2006-11 7/27/06               $246,762.14
 1007733635          3635         XXXXXX3635             139                   LXS 2006-11 7/27/06               $288,357.27
 1007734823          4823         XXXXXX4823             139                   LXS 2006-11 7/27/06               $319,516.11
 1007735036          5036         XXXXXX5036             139                   LXS 2006-11 7/27/06                $97,976.52
 1007736216          6216         XXXXXX6216             139                   LXS 2006-11 7/27/06               $188,000.00
 1007739533          9533         XXXXXX9533             139                   LXS 2006-11 7/27/06               $252,000.00
 1007743196          3196         XXXXXX3196             139                   LXS 2006-11 7/27/06                  $0.00
 1007743832          3832         XXXXXX3832             139                   LXS 2006-11 7/27/06               $152,556.93
 1007745902          5902         XXXXXX5902             139                   LXS 2006-11 7/27/06               $173,353.27
 1007751991          1991         XXXXXX1991             139                   LXS 2006-11 7/27/06                $89,968.71
 1007755281          5281         XXXXXX5281             139                   LXS 2006-11 7/27/06               $228,823.88
 1007756958          6958         XXXXXX6958             139                   LXS 2006-11 7/27/06               $388,005.76
 1007757709          7709         XXXXXX7709             139                   LXS 2006-11 7/27/06               $497,453.20
 1007763624          3624         XXXXXX3624             139                   LXS 2006-11 7/27/06               $213,900.60
 1007763897          3897         XXXXXX3897             139                   LXS 2006-11 7/27/06               $245,999.95
 1007764226          4226         XXXXXX4226             139                   LXS 2006-11 7/27/06               $318,363.69
 1007764861          4861         XXXXXX4861             139                   LXS 2006-11 7/27/06               $258,823.99
 1007766007          6007         XXXXXX6007             139                   LXS 2006-11 7/27/06               $244,671.66
 1007767062          7062         XXXXXX7062             139                   LXS 2006-11 7/27/06               $235,625.91
 1007769720          9720         XXXXXX9720             139                   LXS 2006-11 7/27/06               $216,795.98
 1007770694          0694         XXXXXX0694             139                   LXS 2006-11 7/27/06               $190,198.28
 1007774571          4571         XXXXXX4571             139                   LXS 2006-11 7/27/06               $112,905.37
 1007776428          6428         XXXXXX6428             139                   LXS 2006-11 7/27/06               $162,499.50
 1007777962          7962         XXXXXX7962             139                   LXS 2006-11 7/27/06               $214,868.20
 1007778853          8853         XXXXXX8853             139                   LXS 2006-11 7/27/06               $122,580.76
 1007779067          9067         XXXXXX9067             139                   LXS 2006-11 7/27/06               $106,400.00
 1007785155          5155         XXXXXX5155             139                   LXS 2006-11 7/27/06               $179,000.00
 1007789165          9165         XXXXXX9165             139                   LXS 2006-11 7/27/06               $234,043.84
 1007789249          9249         XXXXXX9249             139                   LXS 2006-11 7/27/06               $268,652.56
 1007789546          9546         XXXXXX9546             139                   LXS 2006-11 7/27/06               $194,171.46
 1007796194          6194         XXXXXX6194             139                   LXS 2006-11 7/27/06               $103,656.04
 1007801127          1127         XXXXXX1127             139                   LXS 2006-11 7/27/06               $181,069.35
 1007801861          1861         XXXXXX1861             139                   LXS 2006-11 7/27/06               $137,154.08
 1007805227          5227         XXXXXX5227             139                   LXS 2006-11 7/27/06               $227,656.99
 1007813130          3130         XXXXXX3130             139                   LXS 2006-11 7/27/06                $47,819.66
 1007815697          5697         XXXXXX5697             139                   LXS 2006-11 7/27/06                $57,753.18
 1007819996          9996         XXXXXX9996             139                   LXS 2006-11 7/27/06               $408,257.90
 1007823303          3303         XXXXXX3303             139                   LXS 2006-11 7/27/06               $406,243.04
 1007834029          4029         XXXXXX4029             139                   LXS 2006-11 7/27/06               $134,440.21
 1007840711          0711         XXXXXX0711             139                   LXS 2006-11 7/27/06                $85,707.59
 1007845967          5967         XXXXXX5967             139                   LXS 2006-11 7/27/06               $407,292.26
 1007846767          6767         XXXXXX6767             139                   LXS 2006-11 7/27/06               $171,797.91
 1007862806          2806         XXXXXX2806             139                   LXS 2006-11 7/27/06               $223,849.47
 1007876517          6517         XXXXXX6517             139                   LXS 2006-11 7/27/06                $76,763.46
 3001448905          8905         XXXXXX8905             139                   LXS 2006-11 7/27/06                $89,600.00
 3001482094          2094         XXXXXX2094             139                   LXS 2006-11 7/27/06               $163,200.00
 3001482276          2276         XXXXXX2276             139                   LXS 2006-11 7/27/06               $287,692.83
 3001484926          4926         XXXXXX4926             139                   LXS 2006-11 7/27/06               $109,691.51
 3001487887          7887         XXXXXX7887             139                   LXS 2006-11 7/27/06               $230,386.56
 3001488265          8265         XXXXXX8265             139                   LXS 2006-11 7/27/06               $111,770.33
 3001505407          5407         XXXXXX5407             139                   LXS 2006-11 7/27/06               $263,981.19
 3001541097          1097         XXXXXX1097             139                   LXS 2006-11 7/27/06                $63,389.54
 3001541261          1261         XXXXXX1261             139                   LXS 2006-11 7/27/06               $101,529.10
 3001541998          1998         XXXXXX1998             139                   LXS 2006-11 7/27/06               $168,960.00
 3001557366          7366         XXXXXX7366             139                   LXS 2006-11 7/27/06               $102,576.07
 3001560634          0634         XXXXXX0634             139                   LXS 2006-11 7/27/06               $298,332.57
 3001560790          0790         XXXXXX0790             139                   LXS 2006-11 7/27/06                $95,309.21
 3001567654          7654         XXXXXX7654             139                   LXS 2006-11 7/27/06               $436,809.06
 3001568066          8066         XXXXXX8066             139                   LXS 2006-11 7/27/06               $179,517.75
 3001572035          2035         XXXXXX2035             139                   LXS 2006-11 7/27/06                $88,000.00
 3001585011          5011         XXXXXX5011             139                   LXS 2006-11 7/27/06               $242,936.17
 3001594385          4385         XXXXXX4385             139                   LXS 2006-11 7/27/06                  $0.00
 3001595234          5234         XXXXXX5234             139                   LXS 2006-11 7/27/06               $193,225.00
 3001597040          7040         XXXXXX7040             139                   LXS 2006-11 7/27/06               $295,999.96
 3001598048          8048         XXXXXX8048             139                   LXS 2006-11 7/27/06               $187,555.34
 3001598113          8113         XXXXXX8113             139                   LXS 2006-11 7/27/06               $153,805.00
 3001608862          8862         XXXXXX8862             139                   LXS 2006-11 7/27/06               $357,000.00
 3001609472          9472         XXXXXX9472             139                   LXS 2006-11 7/27/06                $67,253.89
 3001618861          8861         XXXXXX8861             139                   LXS 2006-11 7/27/06                $57,546.24
 3001618911          8911         XXXXXX8911             139                   LXS 2006-11 7/27/06                $46,162.12
 3001619042          9042         XXXXXX9042             139                   LXS 2006-11 7/27/06                $90,983.21
 3001619141          9141         XXXXXX9141             139                   LXS 2006-11 7/27/06               $118,989.13
 3001619430          9430         XXXXXX9430             139                   LXS 2006-11 7/27/06                $44,619.83
 3001619448          9448         XXXXXX9448             139                   LXS 2006-11 7/27/06                $44,619.83
 3001619455          9455         XXXXXX9455             139                   LXS 2006-11 7/27/06                $44,619.83
 3001619877          9877         XXXXXX9877             139                   LXS 2006-11 7/27/06               $107,505.65
 3001620008          0008         XXXXXX0008             139                   LXS 2006-11 7/27/06                $92,756.78
 3001620057          0057         XXXXXX0057             139                   LXS 2006-11 7/27/06                $77,487.92
 3001620495          0495         XXXXXX0495             139                   LXS 2006-11 7/27/06               $107,966.27
 3001620669          0669         XXXXXX0669             139                   LXS 2006-11 7/27/06                $53,152.21
 3001620693          0693         XXXXXX0693             139                   LXS 2006-11 7/27/06               $193,187.10
 3001620727          0727         XXXXXX0727             139                   LXS 2006-11 7/27/06                $71,491.09
 3001620735          0735         XXXXXX0735             139                   LXS 2006-11 7/27/06                $73,828.36
 3001620842          0842         XXXXXX0842             139                   LXS 2006-11 7/27/06                $69,055.48
 3001620917          0917         XXXXXX0917             139                   LXS 2006-11 7/27/06                $50,402.52
 3001620982          0982         XXXXXX0982             139                   LXS 2006-11 7/27/06               $320,115.39
 3001621188          1188         XXXXXX1188             139                   LXS 2006-11 7/27/06               $128,213.95
 3001625858          5858         XXXXXX5858             139                   LXS 2006-11 7/27/06                $64,800.00
 3001627888          7888         XXXXXX7888             139                   LXS 2006-11 7/27/06               $142,656.43
 3001630130          0130         XXXXXX0130             139                   LXS 2006-11 7/27/06                $81,898.19
 3001644040          4040         XXXXXX4040             139                   LXS 2006-11 7/27/06               $117,600.00
 3001649908          9908         XXXXXX9908             139                   LXS 2006-11 7/27/06               $289,056.33
 3001657729          7729         XXXXXX7729             139                   LXS 2006-11 7/27/06               $173,543.04
 3001658255          8255         XXXXXX8255             139                   LXS 2006-11 7/27/06                $62,762.29
 3001679905          9905         XXXXXX9905             139                   LXS 2006-11 7/27/06                $41,881.93
 3001679988          9988         XXXXXX9988             139                   LXS 2006-11 7/27/06               $105,567.63
 3001680838          0838         XXXXXX0838             139                   LXS 2006-11 7/27/06               $374,400.00
 3001680986          0986         XXXXXX0986             139                   LXS 2006-11 7/27/06               $200,000.00
 3001681703          1703         XXXXXX1703             139                   LXS 2006-11 7/27/06               $139,964.00
 3001699069          9069         XXXXXX9069             139                   LXS 2006-11 7/27/06               $385,000.00
 3001699135          9135         XXXXXX9135             139                   LXS 2006-11 7/27/06               $208,000.00
 3001699531          9531         XXXXXX9531             139                   LXS 2006-11 7/27/06               $127,978.69
 3001703291          3291         XXXXXX3291             139                   LXS 2006-11 7/27/06               $231,000.00
 3001717853          7853         XXXXXX7853             139                   LXS 2006-11 7/27/06               $234,215.60
 3001718067          8067         XXXXXX8067             139                   LXS 2006-11 7/27/06               $223,881.31
 3001730575          0575         XXXXXX0575             139                   LXS 2006-11 7/27/06               $286,045.86
 3001736002          6002         XXXXXX6002             139                   LXS 2006-11 7/27/06                  $0.00
 3001749419          9419         XXXXXX9419             139                   LXS 2006-11 7/27/06               $148,000.00
 3001749435          9435         XXXXXX9435             139                   LXS 2006-11 7/27/06               $143,993.85
 3001750185          0185         XXXXXX0185             139                   LXS 2006-11 7/27/06               $223,200.00
 3001751563          1563         XXXXXX1563             139                   LXS 2006-11 7/27/06               $124,516.60
 3001752025          2025         XXXXXX2025             139                   LXS 2006-11 7/27/06               $179,200.00
 3001757495          7495         XXXXXX7495             139                   LXS 2006-11 7/27/06                $82,590.67
 3001765365          5365         XXXXXX5365             139                   LXS 2006-11 7/27/06               $256,000.00
 3001775059          5059         XXXXXX5059             139                   LXS 2006-11 7/27/06               $170,687.91
 3001775141          5141         XXXXXX5141             139                   LXS 2006-11 7/27/06               $413,147.38
 3001777121          7121         XXXXXX7121             139                   LXS 2006-11 7/27/06               $129,750.00
 3001778038          8038         XXXXXX8038             139                   LXS 2006-11 7/27/06               $192,000.00
 3001785058          5058         XXXXXX5058             139                   LXS 2006-11 7/27/06               $237,251.37
 3001785348          5348         XXXXXX5348             139                   LXS 2006-11 7/27/06               $112,000.00
 3001785587          5587         XXXXXX5587             139                   LXS 2006-11 7/27/06               $153,600.00
 3001785835          5835         XXXXXX5835             139                   LXS 2006-11 7/27/06               $144,000.00
 3001786007          6007         XXXXXX6007             139                   LXS 2006-11 7/27/06                $95,987.54
 3001786122          6122         XXXXXX6122             139                   LXS 2006-11 7/27/06                $87,462.26
 3001790181          0181         XXXXXX0181             139                   LXS 2006-11 7/27/06               $173,582.15
 3001796246          6246         XXXXXX6246             139                   LXS 2006-11 7/27/06               $342,230.10
 3001796618          6618         XXXXXX6618             139                   LXS 2006-11 7/27/06               $384,956.54
 3001797194          7194         XXXXXX7194             139                   LXS 2006-11 7/27/06               $198,596.19
 3001797228          7228         XXXXXX7228             139                   LXS 2006-11 7/27/06               $451,883.78
 3001797350          7350         XXXXXX7350             139                   LXS 2006-11 7/27/06               $378,000.00
 3001798093          8093         XXXXXX8093             139                   LXS 2006-11 7/27/06               $319,999.98
 3001798143          8143         XXXXXX8143             139                   LXS 2006-11 7/27/06                $80,584.29
 3001798465          8465         XXXXXX8465             139                   LXS 2006-11 7/27/06               $221,250.00
 3001798812          8812         XXXXXX8812             139                   LXS 2006-11 7/27/06               $412,000.00
 3001800329          0329         XXXXXX0329             139                   LXS 2006-11 7/27/06               $172,581.86
 3001802614          2614         XXXXXX2614             139                   LXS 2006-11 7/27/06               $187,941.41
 3001802853          2853         XXXXXX2853             139                   LXS 2006-11 7/27/06               $290,310.71
 3001805757          5757         XXXXXX5757             139                   LXS 2006-11 7/27/06               $266,137.91
 3001806839          6839         XXXXXX6839             139                   LXS 2006-11 7/27/06               $272,000.00
 3001807498          7498         XXXXXX7498             139                   LXS 2006-11 7/27/06               $185,916.31
 3001810195          0195         XXXXXX0195             139                   LXS 2006-11 7/27/06               $457,276.53
 3001810559          0559         XXXXXX0559             139                   LXS 2006-11 7/27/06               $156,916.52
 3001810567          0567         XXXXXX0567             139                   LXS 2006-11 7/27/06               $228,590.19
 3001810633          0633         XXXXXX0633             139                   LXS 2006-11 7/27/06               $259,970.21
 3001815301          5301         XXXXXX5301             139                   LXS 2006-11 7/27/06               $112,499.80
 3001815368          5368         XXXXXX5368             139                   LXS 2006-11 7/27/06               $100,700.00
 3001815681          5681         XXXXXX5681             139                   LXS 2006-11 7/27/06                $72,879.92
 3001817430          7430         XXXXXX7430             139                   LXS 2006-11 7/27/06                $97,999.76
 3001818495          8495         XXXXXX8495             139                   LXS 2006-11 7/27/06               $213,064.92
 3001819337          9337         XXXXXX9337             139                   LXS 2006-11 7/27/06               $205,193.83
 3001820251          0251         XXXXXX0251             139                   LXS 2006-11 7/27/06               $212,750.00
 3001824501          4501         XXXXXX4501             139                   LXS 2006-11 7/27/06               $233,100.00
 3001824717          4717         XXXXXX4717             139                   LXS 2006-11 7/27/06               $218,491.41
 3001825821          5821         XXXXXX5821             139                   LXS 2006-11 7/27/06               $324,988.65
 3001826324          6324         XXXXXX6324             139                   LXS 2006-11 7/27/06               $309,591.50
 3001828387          8387         XXXXXX8387             139                   LXS 2006-11 7/27/06               $269,922.21
 3001828866          8866         XXXXXX8866             139                   LXS 2006-11 7/27/06               $300,000.00
 3001829203          9203         XXXXXX9203             139                   LXS 2006-11 7/27/06               $377,726.47
 3001829773          9773         XXXXXX9773             139                   LXS 2006-11 7/27/06               $182,707.41
 3001840556          0556         XXXXXX0556             139                   LXS 2006-11 7/27/06               $180,000.00
 3001840895          0895         XXXXXX0895             139                   LXS 2006-11 7/27/06               $245,522.26
 3001841026          1026         XXXXXX1026             139                   LXS 2006-11 7/27/06               $147,355.64
 3001841596          1596         XXXXXX1596             139                   LXS 2006-11 7/27/06               $135,100.00
 3001842446          2446         XXXXXX2446             139                   LXS 2006-11 7/27/06                $75,550.97
 3001842727          2727         XXXXXX2727             139                   LXS 2006-11 7/27/06               $167,132.42
 3001846702          6702         XXXXXX6702             139                   LXS 2006-11 7/27/06               $405,059.19
 3001846827          6827         XXXXXX6827             139                   LXS 2006-11 7/27/06               $119,118.06
 3001849888          9888         XXXXXX9888             139                   LXS 2006-11 7/27/06               $320,806.82
 3001850639          0639         XXXXXX0639             139                   LXS 2006-11 7/27/06               $114,063.43
 3001850647          0647         XXXXXX0647             139                   LXS 2006-11 7/27/06               $116,299.96
 3001850779          0779         XXXXXX0779             139                   LXS 2006-11 7/27/06               $178,824.28
 3001850936          0936         XXXXXX0936             139                   LXS 2006-11 7/27/06               $218,611.14
 3001851231          1231         XXXXXX1231             139                   LXS 2006-11 7/27/06               $215,000.00
 3001852155          2155         XXXXXX2155             139                   LXS 2006-11 7/27/06               $320,639.69
 3001852759          2759         XXXXXX2759             139                   LXS 2006-11 7/27/06               $110,545.00
 3001878507          8507         XXXXXX8507             139                   LXS 2006-11 7/27/06               $223,969.94
 3001880297          0297         XXXXXX0297             139                   LXS 2006-11 7/27/06               $179,115.59
 1006483695          3695         XXXXXX3695             137                 LXS 2006-12N LB 7/27/06             $310,956.97
 1006483729          3729         XXXXXX3729             137                 LXS 2006-12N LB 7/27/06             $349,122.17
 1006497554          7554         XXXXXX7554             137                 LXS 2006-12N LB 7/27/06             $172,528.28
 1006597981          7981         XXXXXX7981             137                 LXS 2006-12N LB 7/27/06             $244,644.33
 1006603607          3607         XXXXXX3607             137                 LXS 2006-12N LB 7/27/06             $662,972.06
 1006610537          0537         XXXXXX0537             137                 LXS 2006-12N LB 7/27/06                $0.00
 1006610644          0644         XXXXXX0644             137                 LXS 2006-12N LB 7/27/06                $0.00
 1006625832          5832         XXXXXX5832             137                 LXS 2006-12N LB 7/27/06             $299,698.43
 1006626558          6558         XXXXXX6558             137                 LXS 2006-12N LB 7/27/06                $0.00
 1006681744          1744         XXXXXX1744             137                 LXS 2006-12N LB 7/27/06             $456,523.81
 1006681785          1785         XXXXXX1785             137                 LXS 2006-12N LB 7/27/06                $0.00
 1006681827          1827         XXXXXX1827             137                 LXS 2006-12N LB 7/27/06             $424,298.11
 1006754475          4475         XXXXXX4475             137                 LXS 2006-12N LB 7/27/06             $227,433.22
 1006866766          6766         XXXXXX6766             137                 LXS 2006-12N LB 7/27/06             $233,600.00
 1006935132          5132         XXXXXX5132             137                 LXS 2006-12N LB 7/27/06              $56,867.13
 1006960510          0510         XXXXXX0510             137                 LXS 2006-12N LB 7/27/06             $405,070.77
 1007042334          2334         XXXXXX2334             137                 LXS 2006-12N LB 7/27/06             $256,014.57
 1007138397          8397         XXXXXX8397             137                 LXS 2006-12N LB 7/27/06             $165,322.18
 1007148305          8305         XXXXXX8305             137                 LXS 2006-12N LB 7/27/06             $275,527.45
 1007148313          8313         XXXXXX8313             137                 LXS 2006-12N LB 7/27/06             $203,187.69
 1007166067          6067         XXXXXX6067             137                 LXS 2006-12N LB 7/27/06             $282,931.92
 1007174657          4657         XXXXXX4657             137                 LXS 2006-12N LB 7/27/06             $415,395.56
 1007231580          1580         XXXXXX1580             137                 LXS 2006-12N LB 7/27/06             $229,378.03
 1007250671          0671         XXXXXX0671             137                 LXS 2006-12N LB 7/27/06             $526,108.75
 1007283342          3342         XXXXXX3342             137                 LXS 2006-12N LB 7/27/06             $309,295.05
 1007339094          9094         XXXXXX9094             137                 LXS 2006-12N LB 7/27/06             $266,135.25
 1007357278          7278         XXXXXX7278             137                 LXS 2006-12N LB 7/27/06             $392,535.47
 1007388422          8422         XXXXXX8422             137                 LXS 2006-12N LB 7/27/06             $268,000.00
 1007394925          4925         XXXXXX4925             137                 LXS 2006-12N LB 7/27/06             $135,898.81
 1007396607          6607         XXXXXX6607             137                 LXS 2006-12N LB 7/27/06             $236,928.54
 1007401639          1639         XXXXXX1639             137                 LXS 2006-12N LB 7/27/06             $288,000.00
 1007446618          6618         XXXXXX6618             137                 LXS 2006-12N LB 7/27/06             $173,600.00
 1007476326          6326         XXXXXX6326             137                 LXS 2006-12N LB 7/27/06              $91,499.99
 1007476383          6383         XXXXXX6383             137                 LXS 2006-12N LB 7/27/06             $133,432.00
 1007500026          0026         XXXXXX0026             137                 LXS 2006-12N LB 7/27/06             $139,999.72
 1007511783          1783         XXXXXX1783             137                 LXS 2006-12N LB 7/27/06             $170,679.10
 1007532094          2094         XXXXXX2094             137                 LXS 2006-12N LB 7/27/06             $349,016.59
 1007534298          4298         XXXXXX4298             137                 LXS 2006-12N LB 7/27/06              $91,767.15
 1007535204          5204         XXXXXX5204             137                 LXS 2006-12N LB 7/27/06             $238,000.00
 1007535568          5568         XXXXXX5568             137                 LXS 2006-12N LB 7/27/06             $361,014.32
 1007535592          5592         XXXXXX5592             137                 LXS 2006-12N LB 7/27/06             $430,286.89
 1007585415          5415         XXXXXX5415             137                 LXS 2006-12N LB 7/27/06             $280,000.00
 1007589094          9094         XXXXXX9094             137                 LXS 2006-12N LB 7/27/06             $317,000.00
 1007589102          9102         XXXXXX9102             137                 LXS 2006-12N LB 7/27/06             $317,000.00
 1007593641          3641         XXXXXX3641             137                 LXS 2006-12N LB 7/27/06             $269,316.69
 1007599150          9150         XXXXXX9150             137                 LXS 2006-12N LB 7/27/06             $198,725.06
 1007599168          9168         XXXXXX9168             137                 LXS 2006-12N LB 7/27/06             $190,776.12
 1007601295          1295         XXXXXX1295             137                 LXS 2006-12N LB 7/27/06             $199,999.46
 1007601899          1899         XXXXXX1899             137                 LXS 2006-12N LB 7/27/06                $0.00
 1007608217          8217         XXXXXX8217             137                 LXS 2006-12N LB 7/27/06             $208,929.64
 1007611922          1922         XXXXXX1922             137                 LXS 2006-12N LB 7/27/06             $164,919.80
 1007617820          7820         XXXXXX7820             137                 LXS 2006-12N LB 7/27/06             $354,008.15
 1007626748          6748         XXXXXX6748             137                 LXS 2006-12N LB 7/27/06             $149,620.35
 1007626904          6904         XXXXXX6904             137                 LXS 2006-12N LB 7/27/06             $414,305.32
 1007628256          8256         XXXXXX8256             137                 LXS 2006-12N LB 7/27/06             $302,060.96
 1007638503          8503         XXXXXX8503             137                 LXS 2006-12N LB 7/27/06             $339,083.19
 1007642935          2935         XXXXXX2935             137                 LXS 2006-12N LB 7/27/06             $687,097.70
 1007644287          4287         XXXXXX4287             137                 LXS 2006-12N LB 7/27/06             $625,512.38
 1007645144          5144         XXXXXX5144             137                 LXS 2006-12N LB 7/27/06             $106,714.01
 1007646605          6605         XXXXXX6605             137                 LXS 2006-12N LB 7/27/06             $420,847.40
 1007648593          8593         XXXXXX8593             137                 LXS 2006-12N LB 7/27/06             $328,000.00
 1007649583          9583         XXXXXX9583             137                 LXS 2006-12N LB 7/27/06             $372,177.74
 1007650318          0318         XXXXXX0318             137                 LXS 2006-12N LB 7/27/06             $298,539.00
 1007662495          2495         XXXXXX2495             137                 LXS 2006-12N LB 7/27/06             $587,117.20
 1007663741          3741         XXXXXX3741             137                 LXS 2006-12N LB 7/27/06             $183,125.70
 1007667361          7361         XXXXXX7361             137                 LXS 2006-12N LB 7/27/06              $78,997.03
 1007667445          7445         XXXXXX7445             137                 LXS 2006-12N LB 7/27/06             $179,670.36
 1007668187          8187         XXXXXX8187             137                 LXS 2006-12N LB 7/27/06             $140,733.08
 1007673740          3740         XXXXXX3740             137                 LXS 2006-12N LB 7/27/06              $79,053.82
 1007674953          4953         XXXXXX4953             137                 LXS 2006-12N LB 7/27/06             $638,581.82
 1007676974          6974         XXXXXX6974             137                 LXS 2006-12N LB 7/27/06             $625,015.76
 1007677782          7782         XXXXXX7782             137                 LXS 2006-12N LB 7/27/06             $129,128.20
 1007682568          2568         XXXXXX2568             137                 LXS 2006-12N LB 7/27/06             $584,941.78
 1007682584          2584         XXXXXX2584             137                 LXS 2006-12N LB 7/27/06                $0.00
 1007685967          5967         XXXXXX5967             137                 LXS 2006-12N LB 7/27/06             $277,053.63
 1007697616          7616         XXXXXX7616             137                 LXS 2006-12N LB 7/27/06             $125,710.72
 1007700063          0063         XXXXXX0063             137                 LXS 2006-12N LB 7/27/06             $391,506.20
 1007700139          0139         XXXXXX0139             137                 LXS 2006-12N LB 7/27/06             $280,803.40
 1007700188          0188         XXXXXX0188             137                 LXS 2006-12N LB 7/27/06              $82,008.99
 1007706656          6656         XXXXXX6656             137                 LXS 2006-12N LB 7/27/06             $240,000.00
 1007707647          7647         XXXXXX7647             137                 LXS 2006-12N LB 7/27/06              $69,006.65
 1007707662          7662         XXXXXX7662             137                 LXS 2006-12N LB 7/27/06                $0.00
 1007707928          7928         XXXXXX7928             137                 LXS 2006-12N LB 7/27/06             $140,885.52
 1007708496          8496         XXXXXX8496             137                 LXS 2006-12N LB 7/27/06             $564,495.89
 1007708769          8769         XXXXXX8769             137                 LXS 2006-12N LB 7/27/06             $649,088.04
 1007711771          1771         XXXXXX1771             137                 LXS 2006-12N LB 7/27/06             $141,060.04
 1007718784          8784         XXXXXX8784             137                 LXS 2006-12N LB 7/27/06              $93,875.84
 1007721895          1895         XXXXXX1895             137                 LXS 2006-12N LB 7/27/06             $169,570.15
 1007722992          2992         XXXXXX2992             137                 LXS 2006-12N LB 7/27/06             $144,580.62
 1007725698          5698         XXXXXX5698             137                 LXS 2006-12N LB 7/27/06             $319,995.00
 1007726480          6480         XXXXXX6480             137                 LXS 2006-12N LB 7/27/06             $602,070.69
 1007726910          6910         XXXXXX6910             137                 LXS 2006-12N LB 7/27/06             $180,000.00
 1007728015          8015         XXXXXX8015             137                 LXS 2006-12N LB 7/27/06             $360,047.71
 1007729146          9146         XXXXXX9146             137                 LXS 2006-12N LB 7/27/06             $313,997.05
 1007729948          9948         XXXXXX9948             137                 LXS 2006-12N LB 7/27/06             $152,910.90
 1007731142          1142         XXXXXX1142             137                 LXS 2006-12N LB 7/27/06             $182,692.58
 1007733684          3684         XXXXXX3684             137                 LXS 2006-12N LB 7/27/06             $328,109.45
 1007735267          5267         XXXXXX5267             137                 LXS 2006-12N LB 7/27/06             $393,240.77
 1007735333          5333         XXXXXX5333             137                 LXS 2006-12N LB 7/27/06             $445,324.04
 1007743352          3352         XXXXXX3352             137                 LXS 2006-12N LB 7/27/06                $0.00
 1007743667          3667         XXXXXX3667             137                 LXS 2006-12N LB 7/27/06             $371,183.53
 1007746314          6314         XXXXXX6314             137                 LXS 2006-12N LB 7/27/06             $459,671.52
 1007750779          0779         XXXXXX0779             137                 LXS 2006-12N LB 7/27/06             $384,539.73
 1007750969          0969         XXXXXX0969             137                 LXS 2006-12N LB 7/27/06             $100,588.56
 1007752445          2445         XXXXXX2445             137                 LXS 2006-12N LB 7/27/06             $387,096.64
 1007752783          2783         XXXXXX2783             137                 LXS 2006-12N LB 7/27/06             $235,536.26
 1007755554          5554         XXXXXX5554             137                 LXS 2006-12N LB 7/27/06             $421,403.54
 1007755562          5562         XXXXXX5562             137                 LXS 2006-12N LB 7/27/06             $279,394.44
 1007755695          5695         XXXXXX5695             137                 LXS 2006-12N LB 7/27/06             $392,000.00
 1007757972          7972         XXXXXX7972             137                 LXS 2006-12N LB 7/27/06             $267,547.59
 1007760364          0364         XXXXXX0364             137                 LXS 2006-12N LB 7/27/06             $861,551.69
 1007760638          0638         XXXXXX0638             137                 LXS 2006-12N LB 7/27/06             $494,924.23
 1007760760          0760         XXXXXX0760             137                 LXS 2006-12N LB 7/27/06             $366,692.36
 1007760943          0943         XXXXXX0943             137                 LXS 2006-12N LB 7/27/06             $408,174.17
 1007761008          1008         XXXXXX1008             137                 LXS 2006-12N LB 7/27/06             $246,408.40
 1007761115          1115         XXXXXX1115             137                 LXS 2006-12N LB 7/27/06             $299,372.16
 1007761123          1123         XXXXXX1123             137                 LXS 2006-12N LB 7/27/06             $329,699.31
 1007761263          1263         XXXXXX1263             137                 LXS 2006-12N LB 7/27/06             $295,080.03
 1007762113          2113         XXXXXX2113             137                 LXS 2006-12N LB 7/27/06             $242,782.88
 1007762709          2709         XXXXXX2709             137                 LXS 2006-12N LB 7/27/06             $386,965.10
 1007766122          6122         XXXXXX6122             137                 LXS 2006-12N LB 7/27/06             $170,829.06
 1007766288          6288         XXXXXX6288             137                 LXS 2006-12N LB 7/27/06             $352,121.04
 1007770397          0397         XXXXXX0397             137                 LXS 2006-12N LB 7/27/06             $289,761.73
 1007775990          5990         XXXXXX5990             137                 LXS 2006-12N LB 7/27/06             $506,604.00
 1007778457          8457         XXXXXX8457             137                 LXS 2006-12N LB 7/27/06             $210,957.44
 1007780842          0842         XXXXXX0842             137                 LXS 2006-12N LB 7/27/06             $230,664.12
 1007783721          3721         XXXXXX3721             137                 LXS 2006-12N LB 7/27/06             $384,137.61
 1007784265          4265         XXXXXX4265             137                 LXS 2006-12N LB 7/27/06             $108,274.19
 1007786229          6229         XXXXXX6229             137                 LXS 2006-12N LB 7/27/06             $336,609.21
 1007787177          7177         XXXXXX7177             137                 LXS 2006-12N LB 7/27/06             $238,279.38
 1007790379          0379         XXXXXX0379             137                 LXS 2006-12N LB 7/27/06             $210,556.96
 1007798174          8174         XXXXXX8174             137                 LXS 2006-12N LB 7/27/06             $171,320.98
 1007798224          8224         XXXXXX8224             137                 LXS 2006-12N LB 7/27/06             $281,687.32
 1007801309          1309         XXXXXX1309             137                 LXS 2006-12N LB 7/27/06             $491,034.65
 1007801341          1341         XXXXXX1341             137                 LXS 2006-12N LB 7/27/06             $645,573.53
 1007801986          1986         XXXXXX1986             137                 LXS 2006-12N LB 7/27/06             $202,360.13
 1007802042          2042         XXXXXX2042             137                 LXS 2006-12N LB 7/27/06             $220,871.35
 1007802091          2091         XXXXXX2091             137                 LXS 2006-12N LB 7/27/06              $99,542.89
 1007802109          2109         XXXXXX2109             137                 LXS 2006-12N LB 7/27/06                $0.00
 1007802216          2216         XXXXXX2216             137                 LXS 2006-12N LB 7/27/06             $392,123.17
 1007802448          2448         XXXXXX2448             137                 LXS 2006-12N LB 7/27/06            $1,418,894.02
 1007802612          2612         XXXXXX2612             137                 LXS 2006-12N LB 7/27/06             $219,297.00
 1007802786          2786         XXXXXX2786             137                 LXS 2006-12N LB 7/27/06             $226,109.87
 1007802851          2851         XXXXXX2851             137                 LXS 2006-12N LB 7/27/06             $569,014.23
 1007803032          3032         XXXXXX3032             137                 LXS 2006-12N LB 7/27/06             $425,636.80
 1007803479          3479         XXXXXX3479             137                 LXS 2006-12N LB 7/27/06             $289,656.79
 1007803818          3818         XXXXXX3818             137                 LXS 2006-12N LB 7/27/06             $654,447.83
 1007804386          4386         XXXXXX4386             137                 LXS 2006-12N LB 7/27/06             $328,119.78
 1007804493          4493         XXXXXX4493             137                 LXS 2006-12N LB 7/27/06             $201,955.86
 1007805425          5425         XXXXXX5425             137                 LXS 2006-12N LB 7/27/06              $79,087.85
 1007805508          5508         XXXXXX5508             137                 LXS 2006-12N LB 7/27/06             $424,961.63
 1007805961          5961         XXXXXX5961             137                 LXS 2006-12N LB 7/27/06                $0.00
 1007807546          7546         XXXXXX7546             137                 LXS 2006-12N LB 7/27/06             $413,795.44
 1007808296          8296         XXXXXX8296             137                 LXS 2006-12N LB 7/27/06             $204,638.44
 1007808494          8494         XXXXXX8494             137                 LXS 2006-12N LB 7/27/06             $125,084.55
 1007808965          8965         XXXXXX8965             137                 LXS 2006-12N LB 7/27/06             $176,257.85
 1007809013          9013         XXXXXX9013             137                 LXS 2006-12N LB 7/27/06             $573,386.19
 1007809021          9021         XXXXXX9021             137                 LXS 2006-12N LB 7/27/06              $84,802.81
 1007809047          9047         XXXXXX9047             137                 LXS 2006-12N LB 7/27/06             $355,658.53
 1007809112          9112         XXXXXX9112             137                 LXS 2006-12N LB 7/27/06             $398,300.38
 1007810391          0391         XXXXXX0391             137                 LXS 2006-12N LB 7/27/06             $405,611.18
 1007810482          0482         XXXXXX0482             137                 LXS 2006-12N LB 7/27/06             $289,476.08
 1007810680          0680         XXXXXX0680             137                 LXS 2006-12N LB 7/27/06             $335,071.84
 1007810698          0698         XXXXXX0698             137                 LXS 2006-12N LB 7/27/06             $149,393.07
 1007810755          0755         XXXXXX0755             137                 LXS 2006-12N LB 7/27/06             $366,047.71
 1007811522          1522         XXXXXX1522             137                 LXS 2006-12N LB 7/27/06             $247,285.84
 1007811662          1662         XXXXXX1662             137                 LXS 2006-12N LB 7/27/06             $159,835.38
 1007811795          1795         XXXXXX1795             137                 LXS 2006-12N LB 7/27/06             $110,999.23
 1007811811          1811         XXXXXX1811             137                 LXS 2006-12N LB 7/27/06             $269,332.92
 1007812116          2116         XXXXXX2116             137                 LXS 2006-12N LB 7/27/06             $481,058.68
 1007812173          2173         XXXXXX2173             137                 LXS 2006-12N LB 7/27/06             $142,254.75
 1007812504          2504         XXXXXX2504             137                 LXS 2006-12N LB 7/27/06             $373,889.93
 1007812553          2553         XXXXXX2553             137                 LXS 2006-12N LB 7/27/06             $552,818.34
 1007812652          2652         XXXXXX2652             137                 LXS 2006-12N LB 7/27/06             $333,634.43
 1007813049          3049         XXXXXX3049             137                 LXS 2006-12N LB 7/27/06                $0.00
 1007813189          3189         XXXXXX3189             137                 LXS 2006-12N LB 7/27/06             $174,667.80
 1007813247          3247         XXXXXX3247             137                 LXS 2006-12N LB 7/27/06             $275,613.05
 1007814161          4161         XXXXXX4161             137                 LXS 2006-12N LB 7/27/06             $167,424.52
 1007814922          4922         XXXXXX4922             137                 LXS 2006-12N LB 7/27/06             $184,926.87
 1007815507          5507         XXXXXX5507             137                 LXS 2006-12N LB 7/27/06             $191,242.00
 1007816612          6612         XXXXXX6612             137                 LXS 2006-12N LB 7/27/06             $442,315.90
 1007816646          6646         XXXXXX6646             137                 LXS 2006-12N LB 7/27/06             $176,173.49
 1007816802          6802         XXXXXX6802             137                 LXS 2006-12N LB 7/27/06             $275,293.46
 1007816885          6885         XXXXXX6885             137                 LXS 2006-12N LB 7/27/06             $409,769.60
 1007817040          7040         XXXXXX7040             137                 LXS 2006-12N LB 7/27/06             $240,633.05
 1007817180          7180         XXXXXX7180             137                 LXS 2006-12N LB 7/27/06                $0.00
 1007817206          7206         XXXXXX7206             137                 LXS 2006-12N LB 7/27/06             $403,391.74
 1007817644          7644         XXXXXX7644             137                 LXS 2006-12N LB 7/27/06             $130,960.81
 1007817925          7925         XXXXXX7925             137                 LXS 2006-12N LB 7/27/06             $424,238.88
 1007817933          7933         XXXXXX7933             137                 LXS 2006-12N LB 7/27/06                $0.00
 1007817974          7974         XXXXXX7974             137                 LXS 2006-12N LB 7/27/06             $191,688.72
 1007818121          8121         XXXXXX8121             137                 LXS 2006-12N LB 7/27/06             $385,083.69
 1007818303          8303         XXXXXX8303             137                 LXS 2006-12N LB 7/27/06             $218,827.18
 1007818477          8477         XXXXXX8477             137                 LXS 2006-12N LB 7/27/06             $203,422.69
 1007818501          8501         XXXXXX8501             137                 LXS 2006-12N LB 7/27/06             $251,970.22
 1007818733          8733         XXXXXX8733             137                 LXS 2006-12N LB 7/27/06             $434,726.89
 1007819129          9129         XXXXXX9129             137                 LXS 2006-12N LB 7/27/06             $280,918.92
 1007819145          9145         XXXXXX9145             137                 LXS 2006-12N LB 7/27/06             $342,466.06
 1007819194          9194         XXXXXX9194             137                 LXS 2006-12N LB 7/27/06             $279,983.74
 1007819244          9244         XXXXXX9244             137                 LXS 2006-12N LB 7/27/06             $390,526.27
 1007819830          9830         XXXXXX9830             137                 LXS 2006-12N LB 7/27/06             $333,439.90
 1007819921          9921         XXXXXX9921             137                 LXS 2006-12N LB 7/27/06             $153,201.84
 1007820143          0143         XXXXXX0143             137                 LXS 2006-12N LB 7/27/06             $270,743.56
 1007820226          0226         XXXXXX0226             137                 LXS 2006-12N LB 7/27/06             $624,923.37
 1007820341          0341         XXXXXX0341             137                 LXS 2006-12N LB 7/27/06             $289,469.82
 1007820481          0481         XXXXXX0481             137                 LXS 2006-12N LB 7/27/06             $464,771.26
 1007820861          0861         XXXXXX0861             137                 LXS 2006-12N LB 7/27/06             $283,757.83
 1007821380          1380         XXXXXX1380             137                 LXS 2006-12N LB 7/27/06             $436,541.05
 1007821422          1422         XXXXXX1422             137                 LXS 2006-12N LB 7/27/06             $193,435.81
 1007822024          2024         XXXXXX2024             137                 LXS 2006-12N LB 7/27/06             $349,144.21
 1007822156          2156         XXXXXX2156             137                 LXS 2006-12N LB 7/27/06             $248,858.60
 1007822412          2412         XXXXXX2412             137                 LXS 2006-12N LB 7/27/06             $569,433.48
 1007822545          2545         XXXXXX2545             137                 LXS 2006-12N LB 7/27/06             $230,542.52
 1007822735          2735         XXXXXX2735             137                 LXS 2006-12N LB 7/27/06             $202,668.07
 1007822743          2743         XXXXXX2743             137                 LXS 2006-12N LB 7/27/06             $566,909.78
 1007822875          2875         XXXXXX2875             137                 LXS 2006-12N LB 7/27/06                $0.00
 1007823238          3238         XXXXXX3238             137                 LXS 2006-12N LB 7/27/06             $215,939.92
 1007823378          3378         XXXXXX3378             137                 LXS 2006-12N LB 7/27/06             $207,074.25
 1007823477          3477         XXXXXX3477             137                 LXS 2006-12N LB 7/27/06             $166,170.87
 1007823519          3519         XXXXXX3519             137                 LXS 2006-12N LB 7/27/06             $334,173.12
 1007823782          3782         XXXXXX3782             137                 LXS 2006-12N LB 7/27/06             $141,926.25
 1007823980          3980         XXXXXX3980             137                 LXS 2006-12N LB 7/27/06             $204,434.87
 1007824079          4079         XXXXXX4079             137                 LXS 2006-12N LB 7/27/06             $279,482.39
 1007824244          4244         XXXXXX4244             137                 LXS 2006-12N LB 7/27/06             $221,607.79
 1007824491          4491         XXXXXX4491             137                 LXS 2006-12N LB 7/27/06             $613,927.49
 1007824541          4541         XXXXXX4541             137                 LXS 2006-12N LB 7/27/06             $466,922.55
 1007825191          5191         XXXXXX5191             137                 LXS 2006-12N LB 7/27/06             $355,316.41
 1007825357          5357         XXXXXX5357             137                 LXS 2006-12N LB 7/27/06             $161,758.32
 1007825365          5365         XXXXXX5365             137                 LXS 2006-12N LB 7/27/06             $155,384.15
 1007825407          5407         XXXXXX5407             137                 LXS 2006-12N LB 7/27/06             $304,579.19
 1007825480          5480         XXXXXX5480             137                 LXS 2006-12N LB 7/27/06              $75,853.81
 1007825522          5522         XXXXXX5522             137                 LXS 2006-12N LB 7/27/06             $277,536.67
 1007826272          6272         XXXXXX6272             137                 LXS 2006-12N LB 7/27/06             $326,599.54
 1007826371          6371         XXXXXX6371             137                 LXS 2006-12N LB 7/27/06             $291,020.68
 1007826520          6520         XXXXXX6520             137                 LXS 2006-12N LB 7/27/06             $344,668.08
 1007827122          7122         XXXXXX7122             137                 LXS 2006-12N LB 7/27/06             $251,123.12
 1007827171          7171         XXXXXX7171             137                 LXS 2006-12N LB 7/27/06             $168,053.22
 1007827262          7262         XXXXXX7262             137                 LXS 2006-12N LB 7/27/06             $300,085.80
 1007827825          7825         XXXXXX7825             137                 LXS 2006-12N LB 7/27/06             $377,106.63
 1007828542          8542         XXXXXX8542             137                 LXS 2006-12N LB 7/27/06             $307,678.23
 1007829375          9375         XXXXXX9375             137                 LXS 2006-12N LB 7/27/06             $291,239.98
 1007829508          9508         XXXXXX9508             137                 LXS 2006-12N LB 7/27/06             $227,632.27
 1007829821          9821         XXXXXX9821             137                 LXS 2006-12N LB 7/27/06             $504,518.82
 1007830480          0480         XXXXXX0480             137                 LXS 2006-12N LB 7/27/06             $555,671.03
 1007830712          0712         XXXXXX0712             137                 LXS 2006-12N LB 7/27/06             $242,878.61
 1007830969          0969         XXXXXX0969             137                 LXS 2006-12N LB 7/27/06                $0.00
 1007831116          1116         XXXXXX1116             137                 LXS 2006-12N LB 7/27/06             $298,447.99
 1007831199          1199         XXXXXX1199             137                 LXS 2006-12N LB 7/27/06             $112,865.61
 1007831702          1702         XXXXXX1702             137                 LXS 2006-12N LB 7/27/06             $433,137.40
 1007832163          2163         XXXXXX2163             137                 LXS 2006-12N LB 7/27/06             $428,609.93
 1007832593          2593         XXXXXX2593             137                 LXS 2006-12N LB 7/27/06             $273,162.63
 1007833153          3153         XXXXXX3153             137                 LXS 2006-12N LB 7/27/06             $140,099.05
 1007833443          3443         XXXXXX3443             137                 LXS 2006-12N LB 7/27/06             $658,530.83
 1007834110          4110         XXXXXX4110             137                 LXS 2006-12N LB 7/27/06             $343,308.55
 1007835059          5059         XXXXXX5059             137                 LXS 2006-12N LB 7/27/06             $353,523.94
 1007835745          5745         XXXXXX5745             137                 LXS 2006-12N LB 7/27/06             $268,504.18
 1007837550          7550         XXXXXX7550             137                 LXS 2006-12N LB 7/27/06             $141,542.55
 1007839200          9200         XXXXXX9200             137                 LXS 2006-12N LB 7/27/06             $158,036.30
 1007839242          9242         XXXXXX9242             137                 LXS 2006-12N LB 7/27/06                $0.00
 1007839390          9390         XXXXXX9390             137                 LXS 2006-12N LB 7/27/06             $159,133.15
 1007839432          9432         XXXXXX9432             137                 LXS 2006-12N LB 7/27/06             $495,713.67
 1007839853          9853         XXXXXX9853             137                 LXS 2006-12N LB 7/27/06             $447,289.07
 1007840620          0620         XXXXXX0620             137                 LXS 2006-12N LB 7/27/06             $570,959.00
 1007840679          0679         XXXXXX0679             137                 LXS 2006-12N LB 7/27/06             $236,547.33
 1007841131          1131         XXXXXX1131             137                 LXS 2006-12N LB 7/27/06                $0.00
 1007841214          1214         XXXXXX1214             137                 LXS 2006-12N LB 7/27/06             $226,066.44
 1007844721          4721         XXXXXX4721             137                 LXS 2006-12N LB 7/27/06             $432,984.07
 1007845397          5397         XXXXXX5397             137                 LXS 2006-12N LB 7/27/06             $199,357.87
 1007845660          5660         XXXXXX5660             137                 LXS 2006-12N LB 7/27/06             $279,815.29
 1007845751          5751         XXXXXX5751             137                 LXS 2006-12N LB 7/27/06             $371,000.00
 1007845892          5892         XXXXXX5892             137                 LXS 2006-12N LB 7/27/06             $247,099.08
 1007845959          5959         XXXXXX5959             137                 LXS 2006-12N LB 7/27/06             $197,448.01
 1007846247          6247         XXXXXX6247             137                 LXS 2006-12N LB 7/27/06             $218,479.50
 1007846403          6403         XXXXXX6403             137                 LXS 2006-12N LB 7/27/06             $341,097.68
 1007846437          6437         XXXXXX6437             137                 LXS 2006-12N LB 7/27/06             $112,824.52
 1007846825          6825         XXXXXX6825             137                 LXS 2006-12N LB 7/27/06             $259,462.84
 1007846957          6957         XXXXXX6957             137                 LXS 2006-12N LB 7/27/06             $398,128.81
 1007846981          6981         XXXXXX6981             137                 LXS 2006-12N LB 7/27/06             $247,574.88
 1007847161          7161         XXXXXX7161             137                 LXS 2006-12N LB 7/27/06             $198,339.35
 1007847344          7344         XXXXXX7344             137                 LXS 2006-12N LB 7/27/06             $136,180.77
 1007847443          7443         XXXXXX7443             137                 LXS 2006-12N LB 7/27/06             $379,919.45
 1007847674          7674         XXXXXX7674             137                 LXS 2006-12N LB 7/27/06             $149,746.81
 1007848185          8185         XXXXXX8185             137                 LXS 2006-12N LB 7/27/06             $322,389.45
 1007848995          8995         XXXXXX8995             137                 LXS 2006-12N LB 7/27/06             $495,358.31
 1007849969          9969         XXXXXX9969             137                 LXS 2006-12N LB 7/27/06             $519,072.72
 1007850058          0058         XXXXXX0058             137                 LXS 2006-12N LB 7/27/06             $250,680.94
 1007850496          0496         XXXXXX0496             137                 LXS 2006-12N LB 7/27/06             $185,918.03
 1007850850          0850         XXXXXX0850             137                 LXS 2006-12N LB 7/27/06             $286,378.37
 1007851916          1916         XXXXXX1916             137                 LXS 2006-12N LB 7/27/06             $363,370.63
 1007852138          2138         XXXXXX2138             137                 LXS 2006-12N LB 7/27/06             $232,946.60
 1007854001          4001         XXXXXX4001             137                 LXS 2006-12N LB 7/27/06             $278,690.78
 1007854191          4191         XXXXXX4191             137                 LXS 2006-12N LB 7/27/06             $316,360.01
 1007855198          5198         XXXXXX5198             137                 LXS 2006-12N LB 7/27/06             $295,527.71
 1007855255          5255         XXXXXX5255             137                 LXS 2006-12N LB 7/27/06                $0.00
 1007855644          5644         XXXXXX5644             137                 LXS 2006-12N LB 7/27/06             $415,312.73
 1007855651          5651         XXXXXX5651             137                 LXS 2006-12N LB 7/27/06             $176,126.52
 1007855743          5743         XXXXXX5743             137                 LXS 2006-12N LB 7/27/06             $324,235.45
 1007856634          6634         XXXXXX6634             137                 LXS 2006-12N LB 7/27/06                $0.00
 1007856865          6865         XXXXXX6865             137                 LXS 2006-12N LB 7/27/06             $245,401.86
 1007857343          7343         XXXXXX7343             137                 LXS 2006-12N LB 7/27/06             $290,759.31
 1007857608          7608         XXXXXX7608             137                 LXS 2006-12N LB 7/27/06             $248,988.43
 1007857707          7707         XXXXXX7707             137                 LXS 2006-12N LB 7/27/06             $501,800.74
 1007857996          7996         XXXXXX7996             137                 LXS 2006-12N LB 7/27/06             $291,086.87
 1007858127          8127         XXXXXX8127             137                 LXS 2006-12N LB 7/27/06             $316,235.01
 1007858184          8184         XXXXXX8184             137                 LXS 2006-12N LB 7/27/06             $367,982.39
 1007858507          8507         XXXXXX8507             137                 LXS 2006-12N LB 7/27/06             $138,795.16
 1007858556          8556         XXXXXX8556             137                 LXS 2006-12N LB 7/27/06             $288,749.17
 1007858580          8580         XXXXXX8580             137                 LXS 2006-12N LB 7/27/06             $252,270.97
 1007859323          9323         XXXXXX9323             137                 LXS 2006-12N LB 7/27/06             $256,990.02
 1007859646          9646         XXXXXX9646             137                 LXS 2006-12N LB 7/27/06             $173,199.08
 1007860024          0024         XXXXXX0024             137                 LXS 2006-12N LB 7/27/06             $481,659.68
 1007860099          0099         XXXXXX0099             137                 LXS 2006-12N LB 7/27/06             $230,530.40
 1007860123          0123         XXXXXX0123             137                 LXS 2006-12N LB 7/27/06             $106,829.77
 1007860453          0453         XXXXXX0453             137                 LXS 2006-12N LB 7/27/06             $335,738.78
 1007860669          0669         XXXXXX0669             137                 LXS 2006-12N LB 7/27/06             $189,439.93
 1007860768          0768         XXXXXX0768             137                 LXS 2006-12N LB 7/27/06             $426,876.95
 1007860933          0933         XXXXXX0933             137                 LXS 2006-12N LB 7/27/06             $454,209.76
 1007861428          1428         XXXXXX1428             137                 LXS 2006-12N LB 7/27/06             $266,218.33
 1007861659          1659         XXXXXX1659             137                 LXS 2006-12N LB 7/27/06             $258,832.58
 1007861725          1725         XXXXXX1725             137                 LXS 2006-12N LB 7/27/06             $337,042.91
 1007861766          1766         XXXXXX1766             137                 LXS 2006-12N LB 7/27/06             $264,394.75
 1007861774          1774         XXXXXX1774             137                 LXS 2006-12N LB 7/27/06             $262,317.07
 1007861840          1840         XXXXXX1840             137                 LXS 2006-12N LB 7/27/06             $368,671.17
 1007861857          1857         XXXXXX1857             137                 LXS 2006-12N LB 7/27/06             $161,529.99
 1007861972          1972         XXXXXX1972             137                 LXS 2006-12N LB 7/27/06             $312,174.19
 1007862186          2186         XXXXXX2186             137                 LXS 2006-12N LB 7/27/06             $267,569.58
 1007862293          2293         XXXXXX2293             137                 LXS 2006-12N LB 7/27/06             $231,129.43
 1007862715          2715         XXXXXX2715             137                 LXS 2006-12N LB 7/27/06                $0.00
 1007862830          2830         XXXXXX2830             137                 LXS 2006-12N LB 7/27/06             $174,661.45
 1007862954          2954         XXXXXX2954             137                 LXS 2006-12N LB 7/27/06             $365,228.95
 1007862962          2962         XXXXXX2962             137                 LXS 2006-12N LB 7/27/06             $306,906.68
 1007863234          3234         XXXXXX3234             137                 LXS 2006-12N LB 7/27/06             $371,186.29
 1007863473          3473         XXXXXX3473             137                 LXS 2006-12N LB 7/27/06             $187,265.21
 1007863663          3663         XXXXXX3663             137                 LXS 2006-12N LB 7/27/06             $403,580.75
 1007863770          3770         XXXXXX3770             137                 LXS 2006-12N LB 7/27/06             $272,461.99
 1007864018          4018         XXXXXX4018             137                 LXS 2006-12N LB 7/27/06             $179,266.64
 1007865155          5155         XXXXXX5155             137                 LXS 2006-12N LB 7/27/06             $255,982.43
 1007865635          5635         XXXXXX5635             137                 LXS 2006-12N LB 7/27/06             $178,902.54
 1007865981          5981         XXXXXX5981             137                 LXS 2006-12N LB 7/27/06             $213,443.44
 1007866187          6187         XXXXXX6187             137                 LXS 2006-12N LB 7/27/06             $494,958.06
 1007867672          7672         XXXXXX7672             137                 LXS 2006-12N LB 7/27/06             $498,417.84
 1007867680          7680         XXXXXX7680             137                 LXS 2006-12N LB 7/27/06             $238,899.71
 1007868472          8472         XXXXXX8472             137                 LXS 2006-12N LB 7/27/06             $258,213.86
 1007868613          8613         XXXXXX8613             137                 LXS 2006-12N LB 7/27/06             $248,391.69
 1007868795          8795         XXXXXX8795             137                 LXS 2006-12N LB 7/27/06             $300,402.93
 1007868894          8894         XXXXXX8894             137                 LXS 2006-12N LB 7/27/06             $330,355.58
 1007868944          8944         XXXXXX8944             137                 LXS 2006-12N LB 7/27/06             $530,122.86
 1007869066          9066         XXXXXX9066             137                 LXS 2006-12N LB 7/27/06             $649,233.11
 1007870171          0171         XXXXXX0171             137                 LXS 2006-12N LB 7/27/06             $170,405.25
 1007870247          0247         XXXXXX0247             137                 LXS 2006-12N LB 7/27/06             $190,381.32
 1007870395          0395         XXXXXX0395             137                 LXS 2006-12N LB 7/27/06             $211,869.98
 1007870908          0908         XXXXXX0908             137                 LXS 2006-12N LB 7/27/06             $177,002.57
 1007871708          1708         XXXXXX1708             137                 LXS 2006-12N LB 7/27/06             $513,054.48
 1007871906          1906         XXXXXX1906             137                 LXS 2006-12N LB 7/27/06             $252,953.90
 1007872094          2094         XXXXXX2094             137                 LXS 2006-12N LB 7/27/06             $149,143.89
 1007872441          2441         XXXXXX2441             137                 LXS 2006-12N LB 7/27/06                $0.00
 1007872912          2912         XXXXXX2912             137                 LXS 2006-12N LB 7/27/06             $283,734.18
 1007873118          3118         XXXXXX3118             137                 LXS 2006-12N LB 7/27/06             $393,891.25
 1007873282          3282         XXXXXX3282             137                 LXS 2006-12N LB 7/27/06             $474,966.47
 1007873290          3290         XXXXXX3290             137                 LXS 2006-12N LB 7/27/06             $501,337.76
 1007873498          3498         XXXXXX3498             137                 LXS 2006-12N LB 7/27/06             $453,575.68
 1007873803          3803         XXXXXX3803             137                 LXS 2006-12N LB 7/27/06             $172,292.23
 1007874595          4595         XXXXXX4595             137                 LXS 2006-12N LB 7/27/06             $177,686.13
 1007875071          5071         XXXXXX5071             137                 LXS 2006-12N LB 7/27/06             $185,185.19
 1007876616          6616         XXXXXX6616             137                 LXS 2006-12N LB 7/27/06             $125,869.40
 1007876681          6681         XXXXXX6681             137                 LXS 2006-12N LB 7/27/06             $189,849.80
 1007876772          6772         XXXXXX6772             137                 LXS 2006-12N LB 7/27/06             $233,953.84
 1007877085          7085         XXXXXX7085             137                 LXS 2006-12N LB 7/27/06             $380,487.10
 1007877135          7135         XXXXXX7135             137                 LXS 2006-12N LB 7/27/06             $542,955.59
 1007877150          7150         XXXXXX7150             137                 LXS 2006-12N LB 7/27/06             $141,614.98
 1007877762          7762         XXXXXX7762             137                 LXS 2006-12N LB 7/27/06             $117,534.14
 1007877986          7986         XXXXXX7986             137                 LXS 2006-12N LB 7/27/06             $256,086.17
 1007878190          8190         XXXXXX8190             137                 LXS 2006-12N LB 7/27/06             $319,541.92
 1007878794          8794         XXXXXX8794             137                 LXS 2006-12N LB 7/27/06             $573,761.09
 1007879313          9313         XXXXXX9313             137                 LXS 2006-12N LB 7/27/06                $0.00
 1007879826          9826         XXXXXX9826             137                 LXS 2006-12N LB 7/27/06             $627,391.28
 1007880782          0782         XXXXXX0782             137                 LXS 2006-12N LB 7/27/06             $461,562.33
 1007881160          1160         XXXXXX1160             137                 LXS 2006-12N LB 7/27/06             $158,158.71
 1007881681          1681         XXXXXX1681             137                 LXS 2006-12N LB 7/27/06             $141,944.98
 1007888348          8348         XXXXXX8348             137                 LXS 2006-12N LB 7/27/06             $429,636.52
 1007888421          8421         XXXXXX8421             137                 LXS 2006-12N LB 7/27/06             $392,806.33
 1007889429          9429         XXXXXX9429             137                 LXS 2006-12N LB 7/27/06             $184,662.35
 1007889692          9692         XXXXXX9692             137                 LXS 2006-12N LB 7/27/06             $256,786.78
 1007889825          9825         XXXXXX9825             137                 LXS 2006-12N LB 7/27/06             $635,189.74
 1007890005          0005         XXXXXX0005             137                 LXS 2006-12N LB 7/27/06             $223,079.87
 1007890054          0054         XXXXXX0054             137                 LXS 2006-12N LB 7/27/06             $230,820.66
 1007890351          0351         XXXXXX0351             137                 LXS 2006-12N LB 7/27/06             $117,988.28
 1007890435          0435         XXXXXX0435             137                 LXS 2006-12N LB 7/27/06             $100,994.97
 1007890526          0526         XXXXXX0526             137                 LXS 2006-12N LB 7/27/06             $242,300.72
 1007890732          0732         XXXXXX0732             137                 LXS 2006-12N LB 7/27/06             $379,039.89
 1007890765          0765         XXXXXX0765             137                 LXS 2006-12N LB 7/27/06             $100,518.17
 1007890971          0971         XXXXXX0971             137                 LXS 2006-12N LB 7/27/06             $338,136.06
 1007891193          1193         XXXXXX1193             137                 LXS 2006-12N LB 7/27/06                $0.00
 1007891334          1334         XXXXXX1334             137                 LXS 2006-12N LB 7/27/06                $0.00
 1007891391          1391         XXXXXX1391             137                 LXS 2006-12N LB 7/27/06             $313,455.63
 1007891631          1631         XXXXXX1631             137                 LXS 2006-12N LB 7/27/06             $230,653.31
 1007891755          1755         XXXXXX1755             137                 LXS 2006-12N LB 7/27/06             $306,758.35
 1007891987          1987         XXXXXX1987             137                 LXS 2006-12N LB 7/27/06             $439,634.09
 1007892027          2027         XXXXXX2027             137                 LXS 2006-12N LB 7/27/06             $158,331.98
 1007892456          2456         XXXXXX2456             137                 LXS 2006-12N LB 7/27/06             $193,970.16
 1007892480          2480         XXXXXX2480             137                 LXS 2006-12N LB 7/27/06             $221,713.14
 1007892704          2704         XXXXXX2704             137                 LXS 2006-12N LB 7/27/06             $297,938.00
 1007894023          4023         XXXXXX4023             137                 LXS 2006-12N LB 7/27/06             $366,354.03
 1007894593          4593         XXXXXX4593             137                 LXS 2006-12N LB 7/27/06                $0.00
 1007894627          4627         XXXXXX4627             137                 LXS 2006-12N LB 7/27/06             $792,557.22
 1007894981          4981         XXXXXX4981             137                 LXS 2006-12N LB 7/27/06             $235,301.93
 1007895111          5111         XXXXXX5111             137                 LXS 2006-12N LB 7/27/06             $305,351.12
 1007895178          5178         XXXXXX5178             137                 LXS 2006-12N LB 7/27/06             $344,167.18
 1007895244          5244         XXXXXX5244             137                 LXS 2006-12N LB 7/27/06             $350,295.03
 1007895715          5715         XXXXXX5715             137                 LXS 2006-12N LB 7/27/06             $227,081.80
 1007896614          6614         XXXXXX6614             137                 LXS 2006-12N LB 7/27/06             $561,434.41
 1007897232          7232         XXXXXX7232             137                 LXS 2006-12N LB 7/27/06             $114,568.19
 1007897463          7463         XXXXXX7463             137                 LXS 2006-12N LB 7/27/06             $252,418.78
 1007897554          7554         XXXXXX7554             137                 LXS 2006-12N LB 7/27/06             $220,119.83
 1007897927          7927         XXXXXX7927             137                 LXS 2006-12N LB 7/27/06             $370,758.17
 1007897943          7943         XXXXXX7943             137                 LXS 2006-12N LB 7/27/06             $357,229.34
 1007898289          8289         XXXXXX8289             137                 LXS 2006-12N LB 7/27/06             $254,740.83
 1007898511          8511         XXXXXX8511             137                 LXS 2006-12N LB 7/27/06             $282,819.12
 1007898545          8545         XXXXXX8545             137                 LXS 2006-12N LB 7/27/06              $89,383.45
 1007898719          8719         XXXXXX8719             137                 LXS 2006-12N LB 7/27/06             $217,048.53
 1007898891          8891         XXXXXX8891             137                 LXS 2006-12N LB 7/27/06             $201,293.60
 1007899469          9469         XXXXXX9469             137                 LXS 2006-12N LB 7/27/06             $141,717.69
 1007899568          9568         XXXXXX9568             137                 LXS 2006-12N LB 7/27/06             $470,627.83
 1007899915          9915         XXXXXX9915             137                 LXS 2006-12N LB 7/27/06             $320,361.88
 1007899998          9998         XXXXXX9998             137                 LXS 2006-12N LB 7/27/06             $201,534.30
 1007900523          0523         XXXXXX0523             137                 LXS 2006-12N LB 7/27/06             $228,939.45
 1007900622          0622         XXXXXX0622             137                 LXS 2006-12N LB 7/27/06             $312,859.82
 1007901505          1505         XXXXXX1505             137                 LXS 2006-12N LB 7/27/06             $259,546.56
 1007901521          1521         XXXXXX1521             137                 LXS 2006-12N LB 7/27/06             $262,021.57
 1007902701          2701         XXXXXX2701             137                 LXS 2006-12N LB 7/27/06             $213,779.11
 1007902883          2883         XXXXXX2883             137                 LXS 2006-12N LB 7/27/06             $610,591.48
 1007902909          2909         XXXXXX2909             137                 LXS 2006-12N LB 7/27/06             $222,468.29
 1007903097          3097         XXXXXX3097             137                 LXS 2006-12N LB 7/27/06             $317,823.53
 1007903105          3105         XXXXXX3105             137                 LXS 2006-12N LB 7/27/06             $372,599.82
 1007903303          3303         XXXXXX3303             137                 LXS 2006-12N LB 7/27/06             $330,910.68
 1007903337          3337         XXXXXX3337             137                 LXS 2006-12N LB 7/27/06             $191,986.79
 1007903345          3345         XXXXXX3345             137                 LXS 2006-12N LB 7/27/06             $235,805.88
 1007903840          3840         XXXXXX3840             137                 LXS 2006-12N LB 7/27/06             $174,146.60
 1007904004          4004         XXXXXX4004             137                 LXS 2006-12N LB 7/27/06             $374,586.16
 1007904012          4012         XXXXXX4012             137                 LXS 2006-12N LB 7/27/06             $476,692.92
 1007904046          4046         XXXXXX4046             137                 LXS 2006-12N LB 7/27/06             $292,166.24
 1007904319          4319         XXXXXX4319             137                 LXS 2006-12N LB 7/27/06             $356,796.85
 1007904384          4384         XXXXXX4384             137                 LXS 2006-12N LB 7/27/06             $390,266.19
 1007905472          5472         XXXXXX5472             137                 LXS 2006-12N LB 7/27/06                $0.00
 1007905589          5589         XXXXXX5589             137                 LXS 2006-12N LB 7/27/06             $465,209.66
 1007905761          5761         XXXXXX5761             137                 LXS 2006-12N LB 7/27/06             $212,801.74
 1007906611          6611         XXXXXX6611             137                 LXS 2006-12N LB 7/27/06             $321,121.46
 1007907296          7296         XXXXXX7296             137                 LXS 2006-12N LB 7/27/06             $128,944.26
 1007907601          7601         XXXXXX7601             137                 LXS 2006-12N LB 7/27/06             $100,035.92
 1007908013          8013         XXXXXX8013             137                 LXS 2006-12N LB 7/27/06             $341,300.80
 1007908815          8815         XXXXXX8815             137                 LXS 2006-12N LB 7/27/06             $214,209.90
 1007908849          8849         XXXXXX8849             137                 LXS 2006-12N LB 7/27/06             $221,557.40
 1007908922          8922         XXXXXX8922             137                 LXS 2006-12N LB 7/27/06             $161,302.75
 1007908989          8989         XXXXXX8989             137                 LXS 2006-12N LB 7/27/06             $428,071.11
 1007909458          9458         XXXXXX9458             137                 LXS 2006-12N LB 7/27/06             $264,509.14
 1007909573          9573         XXXXXX9573             137                 LXS 2006-12N LB 7/27/06             $500,332.96
 1007909672          9672         XXXXXX9672             137                 LXS 2006-12N LB 7/27/06             $227,559.30
 1007909904          9904         XXXXXX9904             137                 LXS 2006-12N LB 7/27/06             $186,771.24
 1007910688          0688         XXXXXX0688             137                 LXS 2006-12N LB 7/27/06             $141,506.04
 1007910704          0704         XXXXXX0704             137                 LXS 2006-12N LB 7/27/06             $122,143.55
 1007911009          1009         XXXXXX1009             137                 LXS 2006-12N LB 7/27/06             $328,718.07
 1007911892          1892         XXXXXX1892             137                 LXS 2006-12N LB 7/27/06             $123,520.22
 1007912304          2304         XXXXXX2304             137                 LXS 2006-12N LB 7/27/06             $364,221.72
 1007912346          2346         XXXXXX2346             137                 LXS 2006-12N LB 7/27/06             $354,900.73
 1007912460          2460         XXXXXX2460             137                 LXS 2006-12N LB 7/27/06             $454,043.37
 1007913047          3047         XXXXXX3047             137                 LXS 2006-12N LB 7/27/06             $605,569.14
 1007913583          3583         XXXXXX3583             137                 LXS 2006-12N LB 7/27/06             $229,285.53
 3001495187          5187         XXXXXX5187             137                 LXS 2006-12N LB 7/27/06             $202,540.11
 3001513872          3872         XXXXXX3872             137                 LXS 2006-12N LB 7/27/06                $0.00
 3001540099          0099         XXXXXX0099             137                 LXS 2006-12N LB 7/27/06             $146,254.51
 3001540701          0701         XXXXXX0701             137                 LXS 2006-12N LB 7/27/06             $169,502.37
 3001541766          1766         XXXXXX1766             137                 LXS 2006-12N LB 7/27/06             $182,219.21
 3001541782          1782         XXXXXX1782             137                 LXS 2006-12N LB 7/27/06             $182,219.21
 3001557382          7382         XXXXXX7382             137                 LXS 2006-12N LB 7/27/06             $108,296.16
 3001557549          7549         XXXXXX7549             137                 LXS 2006-12N LB 7/27/06              $68,821.37
 3001558877          8877         XXXXXX8877             137                 LXS 2006-12N LB 7/27/06             $100,397.58
 3001570351          0351         XXXXXX0351             137                 LXS 2006-12N LB 7/27/06             $111,806.81
 3001570815          0815         XXXXXX0815             137                 LXS 2006-12N LB 7/27/06             $129,467.01
 3001570856          0856         XXXXXX0856             137                 LXS 2006-12N LB 7/27/06             $118,750.00
 3001570963          0963         XXXXXX0963             137                 LXS 2006-12N LB 7/27/06             $200,000.00
 3001571193          1193         XXXXXX1193             137                 LXS 2006-12N LB 7/27/06              $93,029.59
 3001571284          1284         XXXXXX1284             137                 LXS 2006-12N LB 7/27/06              $64,889.64
 3001571409          1409         XXXXXX1409             137                 LXS 2006-12N LB 7/27/06              $88,000.00
 3001572019          2019         XXXXXX2019             137                 LXS 2006-12N LB 7/27/06             $218,400.00
 3001572092          2092         XXXXXX2092             137                 LXS 2006-12N LB 7/27/06             $128,663.13
 3001572209          2209         XXXXXX2209             137                 LXS 2006-12N LB 7/27/06             $101,583.68
 3001573819          3819         XXXXXX3819             137                 LXS 2006-12N LB 7/27/06             $148,000.00
 3001581150          1150         XXXXXX1150             137                 LXS 2006-12N LB 7/27/06             $200,043.42
 3001581267          1267         XXXXXX1267             137                 LXS 2006-12N LB 7/27/06             $100,800.00
 3001581408          1408         XXXXXX1408             137                 LXS 2006-12N LB 7/27/06             $127,520.00
 3001581598          1598         XXXXXX1598             137                 LXS 2006-12N LB 7/27/06             $168,651.07
 3001597032          7032         XXXXXX7032             137                 LXS 2006-12N LB 7/27/06             $231,065.48
 3001600356          0356         XXXXXX0356             137                 LXS 2006-12N LB 7/27/06             $123,450.00
 3001606833          6833         XXXXXX6833             137                 LXS 2006-12N LB 7/27/06             $173,322.29
 3001608185          8185         XXXXXX8185             137                 LXS 2006-12N LB 7/27/06             $309,200.00
 3001608433          8433         XXXXXX8433             137                 LXS 2006-12N LB 7/27/06             $319,910.00
 3001618614          8614         XXXXXX8614             137                 LXS 2006-12N LB 7/27/06              $95,291.75
 3001618812          8812         XXXXXX8812             137                 LXS 2006-12N LB 7/27/06              $85,220.63
 3001619182          9182         XXXXXX9182             137                 LXS 2006-12N LB 7/27/06              $91,108.56
 3001620172          0172         XXXXXX0172             137                 LXS 2006-12N LB 7/27/06             $161,721.01
 3001621311          1311         XXXXXX1311             137                 LXS 2006-12N LB 7/27/06             $155,661.28
 3001639008          9008         XXXXXX9008             137                 LXS 2006-12N LB 7/27/06             $124,735.68
 3001639081          9081         XXXXXX9081             137                 LXS 2006-12N LB 7/27/06             $195,200.00
 3001639396          9396         XXXXXX9396             137                 LXS 2006-12N LB 7/27/06             $121,471.45
 3001639453          9453         XXXXXX9453             137                 LXS 2006-12N LB 7/27/06             $230,000.00
 3001639719          9719         XXXXXX9719             137                 LXS 2006-12N LB 7/27/06             $118,380.51
 3001639966          9966         XXXXXX9966             137                 LXS 2006-12N LB 7/27/06             $289,899.10
 3001640261          0261         XXXXXX0261             137                 LXS 2006-12N LB 7/27/06             $234,500.00
 3001640402          0402         XXXXXX0402             137                 LXS 2006-12N LB 7/27/06             $120,000.00
 3001644636          4636         XXXXXX4636             137                 LXS 2006-12N LB 7/27/06             $614,381.37
 3001662604          2604         XXXXXX2604             137                 LXS 2006-12N LB 7/27/06             $127,400.00
 3001663388          3388         XXXXXX3388             137                 LXS 2006-12N LB 7/27/06             $147,958.37
 3001666811          6811         XXXXXX6811             137                 LXS 2006-12N LB 7/27/06             $353,466.15
 3001666944          6944         XXXXXX6944             137                 LXS 2006-12N LB 7/27/06             $225,649.63
 3001666977          6977         XXXXXX6977             137                 LXS 2006-12N LB 7/27/06             $220,604.00
 3001667132          7132         XXXXXX7132             137                 LXS 2006-12N LB 7/27/06              $60,286.43
 3001679178          9178         XXXXXX9178             137                 LXS 2006-12N LB 7/27/06             $318,400.00
 3001686264          6264         XXXXXX6264             137                 LXS 2006-12N LB 7/27/06             $508,392.20
 3001686736          6736         XXXXXX6736             137                 LXS 2006-12N LB 7/27/06             $373,359.64
 3001688419          8419         XXXXXX8419             137                 LXS 2006-12N LB 7/27/06             $164,152.64
 3001689458          9458         XXXXXX9458             137                 LXS 2006-12N LB 7/27/06             $262,475.61
 3001690647          0647         XXXXXX0647             137                 LXS 2006-12N LB 7/27/06             $426,387.90
 3001690837          0837         XXXXXX0837             137                 LXS 2006-12N LB 7/27/06             $439,636.19
 3001691512          1512         XXXXXX1512             137                 LXS 2006-12N LB 7/27/06             $353,252.53
 3001691876          1876         XXXXXX1876             137                 LXS 2006-12N LB 7/27/06             $539,132.60
 3001692510          2510         XXXXXX2510             137                 LXS 2006-12N LB 7/27/06             $159,682.94
 3001700107          0107         XXXXXX0107             137                 LXS 2006-12N LB 7/27/06             $136,000.00
 3001700222          0222         XXXXXX0222             137                 LXS 2006-12N LB 7/27/06             $212,000.00
 3001700321          0321         XXXXXX0321             137                 LXS 2006-12N LB 7/27/06             $107,960.58
 3001700925          0925         XXXXXX0925             137                 LXS 2006-12N LB 7/27/06             $236,000.00
 3001704067          4067         XXXXXX4067             137                 LXS 2006-12N LB 7/27/06             $263,205.77
 3001704646          4646         XXXXXX4646             137                 LXS 2006-12N LB 7/27/06             $548,098.84
 3001721863          1863         XXXXXX1863             137                 LXS 2006-12N LB 7/27/06             $376,000.00
 3001721871          1871         XXXXXX1871             137                 LXS 2006-12N LB 7/27/06             $307,970.68
 3001721996          1996         XXXXXX1996             137                 LXS 2006-12N LB 7/27/06             $380,000.00
 3001722044          2044         XXXXXX2044             137                 LXS 2006-12N LB 7/27/06             $232,886.86
 3001723448          3448         XXXXXX3448             137                 LXS 2006-12N LB 7/27/06             $330,537.19
 3001724701          4701         XXXXXX4701             137                 LXS 2006-12N LB 7/27/06             $592,850.85
 3001725088          5088         XXXXXX5088             137                 LXS 2006-12N LB 7/27/06             $613,722.89
 3001727985          7985         XXXXXX7985             137                 LXS 2006-12N LB 7/27/06             $285,951.97
 3001736432          6432         XXXXXX6432             137                 LXS 2006-12N LB 7/27/06             $107,937.74
 3001741416          1416         XXXXXX1416             137                 LXS 2006-12N LB 7/27/06             $419,751.57
 3001741549          1549         XXXXXX1549             137                 LXS 2006-12N LB 7/27/06             $334,372.77
 3001741812          1812         XXXXXX1812             137                 LXS 2006-12N LB 7/27/06                $0.00
 3001741846          1846         XXXXXX1846             137                 LXS 2006-12N LB 7/27/06             $480,174.45
 3001742042          2042         XXXXXX2042             137                 LXS 2006-12N LB 7/27/06             $406,543.96
 3001742166          2166         XXXXXX2166             137                 LXS 2006-12N LB 7/27/06             $348,906.48
 3001742281          2281         XXXXXX2281             137                 LXS 2006-12N LB 7/27/06             $473,388.00
 3001742299          2299         XXXXXX2299             137                 LXS 2006-12N LB 7/27/06             $211,948.26
 3001742471          2471         XXXXXX2471             137                 LXS 2006-12N LB 7/27/06                $0.00
 3001742612          2612         XXXXXX2612             137                 LXS 2006-12N LB 7/27/06             $425,804.76
 3001742828          2828         XXXXXX2828             137                 LXS 2006-12N LB 7/27/06             $415,721.70
 3001742927          2927         XXXXXX2927             137                 LXS 2006-12N LB 7/27/06             $160,001.55
 3001743172          3172         XXXXXX3172             137                 LXS 2006-12N LB 7/27/06             $601,340.26
 3001743248          3248         XXXXXX3248             137                 LXS 2006-12N LB 7/27/06             $501,840.09
 3001743420          3420         XXXXXX3420             137                 LXS 2006-12N LB 7/27/06             $338,858.89
 3001743438          3438         XXXXXX3438             137                 LXS 2006-12N LB 7/27/06             $273,120.16
 3001743461          3461         XXXXXX3461             137                 LXS 2006-12N LB 7/27/06             $398,630.09
 3001743511          3511         XXXXXX3511             137                 LXS 2006-12N LB 7/27/06             $254,166.25
 3001743727          3727         XXXXXX3727             137                 LXS 2006-12N LB 7/27/06                $0.00
 3001743776          3776         XXXXXX3776             137                 LXS 2006-12N LB 7/27/06             $360,711.30
 3001743867          3867         XXXXXX3867             137                 LXS 2006-12N LB 7/27/06             $312,732.19
 3001743883          3883         XXXXXX3883             137                 LXS 2006-12N LB 7/27/06             $429,579.06
 3001744071          4071         XXXXXX4071             137                 LXS 2006-12N LB 7/27/06             $408,427.65
 3001744287          4287         XXXXXX4287             137                 LXS 2006-12N LB 7/27/06             $233,674.60
 3001744444          4444         XXXXXX4444             137                 LXS 2006-12N LB 7/27/06             $206,372.42
 3001744808          4808         XXXXXX4808             137                 LXS 2006-12N LB 7/27/06             $159,356.99
 3001744915          4915         XXXXXX4915             137                 LXS 2006-12N LB 7/27/06             $455,766.75
 3001745110          5110         XXXXXX5110             137                 LXS 2006-12N LB 7/27/06             $370,548.21
 3001745219          5219         XXXXXX5219             137                 LXS 2006-12N LB 7/27/06             $194,349.87
 3001745433          5433         XXXXXX5433             137                 LXS 2006-12N LB 7/27/06             $577,893.74
 3001745680          5680         XXXXXX5680             137                 LXS 2006-12N LB 7/27/06             $275,469.50
 3001745706          5706         XXXXXX5706             137                 LXS 2006-12N LB 7/27/06             $271,729.42
 3001746746          6746         XXXXXX6746             137                 LXS 2006-12N LB 7/27/06             $373,378.35
 3001746803          6803         XXXXXX6803             137                 LXS 2006-12N LB 7/27/06             $264,799.51
 3001747082          7082         XXXXXX7082             137                 LXS 2006-12N LB 7/27/06             $369,391.79
 3001747280          7280         XXXXXX7280             137                 LXS 2006-12N LB 7/27/06             $326,713.36
 3001747611          7611         XXXXXX7611             137                 LXS 2006-12N LB 7/27/06             $536,008.86
 3001747645          7645         XXXXXX7645             137                 LXS 2006-12N LB 7/27/06             $397,728.12
 3001747702          7702         XXXXXX7702             137                 LXS 2006-12N LB 7/27/06             $137,168.07
 3001747710          7710         XXXXXX7710             137                 LXS 2006-12N LB 7/27/06             $293,388.69
 3001747843          7843         XXXXXX7843             137                 LXS 2006-12N LB 7/27/06             $180,075.23
 3001747934          7934         XXXXXX7934             137                 LXS 2006-12N LB 7/27/06             $193,838.64
 3001747942          7942         XXXXXX7942             137                 LXS 2006-12N LB 7/27/06             $284,499.76
 3001756703          6703         XXXXXX6703             137                 LXS 2006-12N LB 7/27/06             $223,078.64
 3001756711          6711         XXXXXX6711             137                 LXS 2006-12N LB 7/27/06             $227,163.71
 3001756760          6760         XXXXXX6760             137                 LXS 2006-12N LB 7/27/06             $474,294.00
 3001756851          6851         XXXXXX6851             137                 LXS 2006-12N LB 7/27/06             $255,544.50
 3001759996          9996         XXXXXX9996             137                 LXS 2006-12N LB 7/27/06             $122,334.53
 3001761554          1554         XXXXXX1554             137                 LXS 2006-12N LB 7/27/06             $231,199.99
 3001768971          8971         XXXXXX8971             137                 LXS 2006-12N LB 7/27/06             $360,588.77
 3001775083          5083         XXXXXX5083             137                 LXS 2006-12N LB 7/27/06             $228,800.00
 3001776883          6883         XXXXXX6883             137                 LXS 2006-12N LB 7/27/06              $73,989.14
 3001777915          7915         XXXXXX7915             137                 LXS 2006-12N LB 7/27/06             $158,802.42
 3001778491          8491         XXXXXX8491             137                 LXS 2006-12N LB 7/27/06             $123,367.09
 3001778723          8723         XXXXXX8723             137                 LXS 2006-12N LB 7/27/06             $314,101.32
 3001778814          8814         XXXXXX8814             137                 LXS 2006-12N LB 7/27/06                $0.00
 3001778954          8954         XXXXXX8954             137                 LXS 2006-12N LB 7/27/06             $380,211.69
 3001779655          9655         XXXXXX9655             137                 LXS 2006-12N LB 7/27/06             $318,756.27
 3001779697          9697         XXXXXX9697             137                 LXS 2006-12N LB 7/27/06             $482,760.77
 3001780224          0224         XXXXXX0224             137                 LXS 2006-12N LB 7/27/06             $190,792.22
 3001780471          0471         XXXXXX0471             137                 LXS 2006-12N LB 7/27/06             $163,843.02
 3001780810          0810         XXXXXX0810             137                 LXS 2006-12N LB 7/27/06             $323,538.51
 3001781107          1107         XXXXXX1107             137                 LXS 2006-12N LB 7/27/06             $386,095.69
 3001781156          1156         XXXXXX1156             137                 LXS 2006-12N LB 7/27/06             $766,334.38
 3001781289          1289         XXXXXX1289             137                 LXS 2006-12N LB 7/27/06             $437,287.66
 3001781396          1396         XXXXXX1396             137                 LXS 2006-12N LB 7/27/06             $452,315.47
 3001781404          1404         XXXXXX1404             137                 LXS 2006-12N LB 7/27/06             $204,672.25
 3001781479          1479         XXXXXX1479             137                 LXS 2006-12N LB 7/27/06             $309,911.46
 3001781800          1800         XXXXXX1800             137                 LXS 2006-12N LB 7/27/06             $351,615.43
 3001786023          6023         XXXXXX6023             137                 LXS 2006-12N LB 7/27/06             $174,000.00
 3001792492          2492         XXXXXX2492             137                 LXS 2006-12N LB 7/27/06              $79,988.94
 3001792898          2898         XXXXXX2898             137                 LXS 2006-12N LB 7/27/06                $0.00
 3001793052          3052         XXXXXX3052             137                 LXS 2006-12N LB 7/27/06             $429,471.89
 3001793060          3060         XXXXXX3060             137                 LXS 2006-12N LB 7/27/06             $205,472.07
 3001793268          3268         XXXXXX3268             137                 LXS 2006-12N LB 7/27/06             $199,060.80
 3001794100          4100         XXXXXX4100             137                 LXS 2006-12N LB 7/27/06             $380,304.13
 3001798069          8069         XXXXXX8069             137                 LXS 2006-12N LB 7/27/06             $272,795.51
 3001799588          9588         XXXXXX9588             137                 LXS 2006-12N LB 7/27/06             $422,500.00
 3001804537          4537         XXXXXX4537             137                 LXS 2006-12N LB 7/27/06             $165,990.33
 3001805096          5096         XXXXXX5096             137                 LXS 2006-12N LB 7/27/06             $250,393.71
 3001806755          6755         XXXXXX6755             137                 LXS 2006-12N LB 7/27/06              $63,549.76
 3001809213          9213         XXXXXX9213             137                 LXS 2006-12N LB 7/27/06             $236,498.89
 3001815632          5632         XXXXXX5632             137                 LXS 2006-12N LB 7/27/06              $85,962.76
 3001817562          7562         XXXXXX7562             137                 LXS 2006-12N LB 7/27/06             $171,564.11
 3001822448          2448         XXXXXX2448             137                 LXS 2006-12N LB 7/27/06             $290,045.67
 3001822455          2455         XXXXXX2455             137                 LXS 2006-12N LB 7/27/06             $294,018.85
 3001822471          2471         XXXXXX2471             137                 LXS 2006-12N LB 7/27/06             $286,072.42
 3001826100          6100         XXXXXX6100             137                 LXS 2006-12N LB 7/27/06             $149,165.77
 3001828577          8577         XXXXXX8577             137                 LXS 2006-12N LB 7/27/06             $257,379.08
 3001830524          0524         XXXXXX0524             137                 LXS 2006-12N LB 7/27/06             $272,195.29
 3001830938          0938         XXXXXX0938             137                 LXS 2006-12N LB 7/27/06             $122,374.60
 3001830946          0946         XXXXXX0946             137                 LXS 2006-12N LB 7/27/06             $398,066.95
 3001830953          0953         XXXXXX0953             137                 LXS 2006-12N LB 7/27/06             $179,056.25
 3001831837          1837         XXXXXX1837             137                 LXS 2006-12N LB 7/27/06             $148,311.19
 3001832058          2058         XXXXXX2058             137                 LXS 2006-12N LB 7/27/06             $484,075.90
 3001832363          2363         XXXXXX2363             137                 LXS 2006-12N LB 7/27/06             $450,852.48
 3001832413          2413         XXXXXX2413             137                 LXS 2006-12N LB 7/27/06             $259,351.91
 3001832421          2421         XXXXXX2421             137                 LXS 2006-12N LB 7/27/06             $303,270.08
 3001832439          2439         XXXXXX2439             137                 LXS 2006-12N LB 7/27/06             $204,010.47
 3001833056          3056         XXXXXX3056             137                 LXS 2006-12N LB 7/27/06             $285,854.92
 3001833213          3213         XXXXXX3213             137                 LXS 2006-12N LB 7/27/06                $0.00
 3001833262          3262         XXXXXX3262             137                 LXS 2006-12N LB 7/27/06             $341,731.18
 3001833502          3502         XXXXXX3502             137                 LXS 2006-12N LB 7/27/06             $275,789.32
 3001833742          3742         XXXXXX3742             137                 LXS 2006-12N LB 7/27/06             $350,320.85
 3001834062          4062         XXXXXX4062             137                 LXS 2006-12N LB 7/27/06             $182,522.85
 3001834401          4401         XXXXXX4401             137                 LXS 2006-12N LB 7/27/06             $207,996.30
 3001835127          5127         XXXXXX5127             137                 LXS 2006-12N LB 7/27/06             $430,286.89
 3001835150          5150         XXXXXX5150             137                 LXS 2006-12N LB 7/27/06             $850,418.37
 3001835358          5358         XXXXXX5358             137                 LXS 2006-12N LB 7/27/06             $526,789.77
 3001835952          5952         XXXXXX5952             137                 LXS 2006-12N LB 7/27/06             $442,302.26
 3001836653          6653         XXXXXX6653             137                 LXS 2006-12N LB 7/27/06             $246,121.98
 3001836695          6695         XXXXXX6695             137                 LXS 2006-12N LB 7/27/06             $578,165.77
 3001836893          6893         XXXXXX6893             137                 LXS 2006-12N LB 7/27/06             $378,360.37
 3001837024          7024         XXXXXX7024             137                 LXS 2006-12N LB 7/27/06             $519,755.60
 3001837198          7198         XXXXXX7198             137                 LXS 2006-12N LB 7/27/06                $0.00
 3001837206          7206         XXXXXX7206             137                 LXS 2006-12N LB 7/27/06                $0.00
 3001837305          7305         XXXXXX7305             137                 LXS 2006-12N LB 7/27/06             $188,664.12
 3001837461          7461         XXXXXX7461             137                 LXS 2006-12N LB 7/27/06             $145,724.18
 3001837560          7560         XXXXXX7560             137                 LXS 2006-12N LB 7/27/06             $286,857.95
 3001837602          7602         XXXXXX7602             137                 LXS 2006-12N LB 7/27/06             $209,855.83
 3001837859          7859         XXXXXX7859             137                 LXS 2006-12N LB 7/27/06             $266,763.35
 3001838014          8014         XXXXXX8014             137                 LXS 2006-12N LB 7/27/06             $187,916.53
 3001838451          8451         XXXXXX8451             137                 LXS 2006-12N LB 7/27/06             $253,441.89
 3001838741          8741         XXXXXX8741             137                 LXS 2006-12N LB 7/27/06             $521,905.00
 3001838923          8923         XXXXXX8923             137                 LXS 2006-12N LB 7/27/06             $405,649.20
 3001839111          9111         XXXXXX9111             137                 LXS 2006-12N LB 7/27/06                $0.00
 3001839699          9699         XXXXXX9699             137                 LXS 2006-12N LB 7/27/06             $322,206.42
 3001839749          9749         XXXXXX9749             137                 LXS 2006-12N LB 7/27/06             $195,770.11
 3001839830          9830         XXXXXX9830             137                 LXS 2006-12N LB 7/27/06             $142,416.71
 3001840101          0101         XXXXXX0101             137                 LXS 2006-12N LB 7/27/06             $463,072.90
 3001845795          5795         XXXXXX5795             137                 LXS 2006-12N LB 7/27/06             $435,848.92
 3001850605          0605         XXXXXX0605             137                 LXS 2006-12N LB 7/27/06              $82,400.00
 3001850712          0712         XXXXXX0712             137                 LXS 2006-12N LB 7/27/06             $178,974.31
 3001854227          4227         XXXXXX4227             137                 LXS 2006-12N LB 7/27/06             $205,605.15
 3001854243          4243         XXXXXX4243             137                 LXS 2006-12N LB 7/27/06             $650,082.50
 3001854276          4276         XXXXXX4276             137                 LXS 2006-12N LB 7/27/06             $706,235.04
 3001854292          4292         XXXXXX4292             137                 LXS 2006-12N LB 7/27/06             $135,844.14
 3001854375          4375         XXXXXX4375             137                 LXS 2006-12N LB 7/27/06             $197,827.93
 3001854417          4417         XXXXXX4417             137                 LXS 2006-12N LB 7/27/06             $163,214.54
 3001854615          4615         XXXXXX4615             137                 LXS 2006-12N LB 7/27/06             $809,023.79
 3001854748          4748         XXXXXX4748             137                 LXS 2006-12N LB 7/27/06             $291,014.17
 3001854755          4755         XXXXXX4755             137                 LXS 2006-12N LB 7/27/06             $329,333.05
 3001854888          4888         XXXXXX4888             137                 LXS 2006-12N LB 7/27/06             $762,724.54
 3001854938          4938         XXXXXX4938             137                 LXS 2006-12N LB 7/27/06             $982,027.91
 3001854979          4979         XXXXXX4979             137                 LXS 2006-12N LB 7/27/06                $0.00
 3001855240          5240         XXXXXX5240             137                 LXS 2006-12N LB 7/27/06             $191,158.85
 3001855802          5802         XXXXXX5802             137                 LXS 2006-12N LB 7/27/06             $384,920.90
 3001855810          5810         XXXXXX5810             137                 LXS 2006-12N LB 7/27/06             $262,459.92
 3001856214          6214         XXXXXX6214             137                 LXS 2006-12N LB 7/27/06             $352,188.44
 3001856289          6289         XXXXXX6289             137                 LXS 2006-12N LB 7/27/06             $190,000.00
 3001856966          6966         XXXXXX6966             137                 LXS 2006-12N LB 7/27/06             $352,753.06
 3001857162          7162         XXXXXX7162             137                 LXS 2006-12N LB 7/27/06             $986,528.73
 3001857196          7196         XXXXXX7196             137                 LXS 2006-12N LB 7/27/06                $0.00
 3001857261          7261         XXXXXX7261             137                 LXS 2006-12N LB 7/27/06             $174,239.32
 3001857311          7311         XXXXXX7311             137                 LXS 2006-12N LB 7/27/06             $308,949.63
 3001857402          7402         XXXXXX7402             137                 LXS 2006-12N LB 7/27/06             $878,741.87
 3001857410          7410         XXXXXX7410             137                 LXS 2006-12N LB 7/27/06             $307,534.69
 3001857543          7543         XXXXXX7543             137                 LXS 2006-12N LB 7/27/06             $565,860.83
 3001857618          7618         XXXXXX7618             137                 LXS 2006-12N LB 7/27/06             $312,346.46
 3001857774          7774         XXXXXX7774             137                 LXS 2006-12N LB 7/27/06             $322,017.31
 3001858129          8129         XXXXXX8129             137                 LXS 2006-12N LB 7/27/06             $259,284.52
 3001858525          8525         XXXXXX8525             137                 LXS 2006-12N LB 7/27/06             $173,567.74
 3001858533          8533         XXXXXX8533             137                 LXS 2006-12N LB 7/27/06             $170,841.92
 3001858632          8632         XXXXXX8632             137                 LXS 2006-12N LB 7/27/06             $148,034.87
 3001858830          8830         XXXXXX8830             137                 LXS 2006-12N LB 7/27/06             $466,409.12
 3001858996          8996         XXXXXX8996             137                 LXS 2006-12N LB 7/27/06             $151,224.46
 3001869407          9407         XXXXXX9407             137                 LXS 2006-12N LB 7/27/06             $101,159.92
 3001869464          9464         XXXXXX9464             137                 LXS 2006-12N LB 7/27/06             $507,507.94
 3001869472          9472         XXXXXX9472             137                 LXS 2006-12N LB 7/27/06             $207,928.27
 3001869555          9555         XXXXXX9555             137                 LXS 2006-12N LB 7/27/06             $338,707.45
 3001869589          9589         XXXXXX9589             137                 LXS 2006-12N LB 7/27/06             $300,130.99
 3001869639          9639         XXXXXX9639             137                 LXS 2006-12N LB 7/27/06             $168,656.11
 3001869647          9647         XXXXXX9647             137                 LXS 2006-12N LB 7/27/06             $451,678.50
 3001869761          9761         XXXXXX9761             137                 LXS 2006-12N LB 7/27/06             $308,740.10
 3001869795          9795         XXXXXX9795             137                 LXS 2006-12N LB 7/27/06             $344,925.20
 3001869977          9977         XXXXXX9977             137                 LXS 2006-12N LB 7/27/06             $552,168.65
 3001870041          0041         XXXXXX0041             137                 LXS 2006-12N LB 7/27/06             $308,564.85
 3001870074          0074         XXXXXX0074             137                 LXS 2006-12N LB 7/27/06             $479,059.79
 3001870157          0157         XXXXXX0157             137                 LXS 2006-12N LB 7/27/06             $304,603.05
 3001870173          0173         XXXXXX0173             137                 LXS 2006-12N LB 7/27/06             $220,316.57
 3001870199          0199         XXXXXX0199             137                 LXS 2006-12N LB 7/27/06             $326,604.85
 3001870207          0207         XXXXXX0207             137                 LXS 2006-12N LB 7/27/06             $222,953.77
 3001870223          0223         XXXXXX0223             137                 LXS 2006-12N LB 7/27/06             $192,917.99
 3001870231          0231         XXXXXX0231             137                 LXS 2006-12N LB 7/27/06             $218,430.31
 3001870280          0280         XXXXXX0280             137                 LXS 2006-12N LB 7/27/06             $152,172.87
 3001870389          0389         XXXXXX0389             137                 LXS 2006-12N LB 7/27/06             $262,025.53
 3001870470          0470         XXXXXX0470             137                 LXS 2006-12N LB 7/27/06             $193,868.04
 3001870512          0512         XXXXXX0512             137                 LXS 2006-12N LB 7/27/06             $326,661.17
 3001870561          0561         XXXXXX0561             137                 LXS 2006-12N LB 7/27/06             $597,590.64
 3001870579          0579         XXXXXX0579             137                 LXS 2006-12N LB 7/27/06             $562,349.28
 3001870629          0629         XXXXXX0629             137                 LXS 2006-12N LB 7/27/06             $451,798.62
 3001870652          0652         XXXXXX0652             137                 LXS 2006-12N LB 7/27/06             $483,919.41
 3001870678          0678         XXXXXX0678             137                 LXS 2006-12N LB 7/27/06             $349,274.91
 3001870694          0694         XXXXXX0694             137                 LXS 2006-12N LB 7/27/06             $469,091.63
 3001870769          0769         XXXXXX0769             137                 LXS 2006-12N LB 7/27/06             $335,020.62
 3001870975          0975         XXXXXX0975             137                 LXS 2006-12N LB 7/27/06              $92,205.46
 3001871031          1031         XXXXXX1031             137                 LXS 2006-12N LB 7/27/06             $166,634.39
 3001871056          1056         XXXXXX1056             137                 LXS 2006-12N LB 7/27/06             $135,200.15
 3001871098          1098         XXXXXX1098             137                 LXS 2006-12N LB 7/27/06             $365,288.05
 3001871148          1148         XXXXXX1148             137                 LXS 2006-12N LB 7/27/06             $300,800.74
 3001871155          1155         XXXXXX1155             137                 LXS 2006-12N LB 7/27/06             $284,381.14
 3001871189          1189         XXXXXX1189             137                 LXS 2006-12N LB 7/27/06             $192,599.28
 3001871213          1213         XXXXXX1213             137                 LXS 2006-12N LB 7/27/06             $311,356.12
 3001871221          1221         XXXXXX1221             137                 LXS 2006-12N LB 7/27/06             $399,965.76
 3001871361          1361         XXXXXX1361             137                 LXS 2006-12N LB 7/27/06             $188,691.87
 3001871387          1387         XXXXXX1387             137                 LXS 2006-12N LB 7/27/06             $584,649.19
 3001871411          1411         XXXXXX1411             137                 LXS 2006-12N LB 7/27/06             $548,108.62
 3001871544          1544         XXXXXX1544             137                 LXS 2006-12N LB 7/27/06             $267,121.63
 3001871577          1577         XXXXXX1577             137                 LXS 2006-12N LB 7/27/06             $170,745.32
 3001871635          1635         XXXXXX1635             137                 LXS 2006-12N LB 7/27/06             $190,821.71
 3001871650          1650         XXXXXX1650             137                 LXS 2006-12N LB 7/27/06             $526,360.33
 3001871692          1692         XXXXXX1692             137                 LXS 2006-12N LB 7/27/06             $197,372.08
 3001871734          1734         XXXXXX1734             137                 LXS 2006-12N LB 7/27/06             $189,717.08
 3001871858          1858         XXXXXX1858             137                 LXS 2006-12N LB 7/27/06             $376,183.82
 3001871882          1882         XXXXXX1882             137                 LXS 2006-12N LB 7/27/06             $307,248.68
 3001871932          1932         XXXXXX1932             137                 LXS 2006-12N LB 7/27/06             $312,624.90
 3001872021          2021         XXXXXX2021             137                 LXS 2006-12N LB 7/27/06                $0.00
 3001872054          2054         XXXXXX2054             137                 LXS 2006-12N LB 7/27/06             $263,252.15
 3001872062          2062         XXXXXX2062             137                 LXS 2006-12N LB 7/27/06             $696,300.90
 3001872070          2070         XXXXXX2070             137                 LXS 2006-12N LB 7/27/06             $192,753.47
 3001872088          2088         XXXXXX2088             137                 LXS 2006-12N LB 7/27/06             $326,008.85
 3001872138          2138         XXXXXX2138             137                 LXS 2006-12N LB 7/27/06             $473,873.81
 3001872187          2187         XXXXXX2187             137                 LXS 2006-12N LB 7/27/06             $261,909.27
 3001872252          2252         XXXXXX2252             137                 LXS 2006-12N LB 7/27/06             $175,205.68
 3001872294          2294         XXXXXX2294             137                 LXS 2006-12N LB 7/27/06             $285,347.91
 3001872328          2328         XXXXXX2328             137                 LXS 2006-12N LB 7/27/06             $217,703.60
 3001872336          2336         XXXXXX2336             137                 LXS 2006-12N LB 7/27/06             $342,935.94
 3001872344          2344         XXXXXX2344             137                 LXS 2006-12N LB 7/27/06             $232,812.55
 3001872385          2385         XXXXXX2385             137                 LXS 2006-12N LB 7/27/06             $796,811.65
 3001872443          2443         XXXXXX2443             137                 LXS 2006-12N LB 7/27/06             $568,641.65
 3001872476          2476         XXXXXX2476             137                 LXS 2006-12N LB 7/27/06             $111,134.11
 3001872484          2484         XXXXXX2484             137                 LXS 2006-12N LB 7/27/06             $238,746.16
 3001872674          2674         XXXXXX2674             137                 LXS 2006-12N LB 7/27/06             $192,139.65
 3001872682          2682         XXXXXX2682             137                 LXS 2006-12N LB 7/27/06             $115,563.19
 3001872716          2716         XXXXXX2716             137                 LXS 2006-12N LB 7/27/06             $609,009.53
 3001872732          2732         XXXXXX2732             137                 LXS 2006-12N LB 7/27/06             $345,785.49
 3001872856          2856         XXXXXX2856             137                 LXS 2006-12N LB 7/27/06             $359,974.90
 3001872898          2898         XXXXXX2898             137                 LXS 2006-12N LB 7/27/06             $281,182.62
 3001872989          2989         XXXXXX2989             137                 LXS 2006-12N LB 7/27/06             $326,145.20
 3001873094          3094         XXXXXX3094             137                 LXS 2006-12N LB 7/27/06             $110,781.85
 3001873110          3110         XXXXXX3110             137                 LXS 2006-12N LB 7/27/06             $387,279.96
 3001873136          3136         XXXXXX3136             137                 LXS 2006-12N LB 7/27/06             $323,842.85
 3001873144          3144         XXXXXX3144             137                 LXS 2006-12N LB 7/27/06             $542,242.53
 3001873193          3193         XXXXXX3193             137                 LXS 2006-12N LB 7/27/06             $199,644.98
 3001873201          3201         XXXXXX3201             137                 LXS 2006-12N LB 7/27/06             $400,084.30
 3001873235          3235         XXXXXX3235             137                 LXS 2006-12N LB 7/27/06             $385,235.61
 3001873276          3276         XXXXXX3276             137                 LXS 2006-12N LB 7/27/06             $250,705.02
 3001873292          3292         XXXXXX3292             137                 LXS 2006-12N LB 7/27/06             $152,743.52
 3001873532          3532         XXXXXX3532             137                 LXS 2006-12N LB 7/27/06              $86,602.16
 3001873557          3557         XXXXXX3557             137                 LXS 2006-12N LB 7/27/06             $262,721.14
 3001873821          3821         XXXXXX3821             137                 LXS 2006-12N LB 7/27/06             $202,217.36
 3001873839          3839         XXXXXX3839             137                 LXS 2006-12N LB 7/27/06             $392,895.53
 3001873854          3854         XXXXXX3854             137                 LXS 2006-12N LB 7/27/06             $596,221.86
 3001873862          3862         XXXXXX3862             137                 LXS 2006-12N LB 7/27/06             $269,074.64
 3001873904          3904         XXXXXX3904             137                 LXS 2006-12N LB 7/27/06                $0.00
 3001874035          4035         XXXXXX4035             137                 LXS 2006-12N LB 7/27/06             $837,650.57
 3001874084          4084         XXXXXX4084             137                 LXS 2006-12N LB 7/27/06             $223,303.48
 3001874118          4118         XXXXXX4118             137                 LXS 2006-12N LB 7/27/06             $707,949.76
 3001874175          4175         XXXXXX4175             137                 LXS 2006-12N LB 7/27/06             $227,971.76
 3001874233          4233         XXXXXX4233             137                 LXS 2006-12N LB 7/27/06             $286,659.78
 3001874266          4266         XXXXXX4266             137                 LXS 2006-12N LB 7/27/06             $336,264.25
 3001874274          4274         XXXXXX4274             137                 LXS 2006-12N LB 7/27/06             $302,351.29
 3001874308          4308         XXXXXX4308             137                 LXS 2006-12N LB 7/27/06             $201,734.41
 3001874373          4373         XXXXXX4373             137                 LXS 2006-12N LB 7/27/06             $163,906.94
 3001874514          4514         XXXXXX4514             137                 LXS 2006-12N LB 7/27/06              $99,725.33
 3001874613          4613         XXXXXX4613             137                 LXS 2006-12N LB 7/27/06             $389,766.09
 3001874647          4647         XXXXXX4647             137                 LXS 2006-12N LB 7/27/06            $1,424,685.88
 3001874753          4753         XXXXXX4753             137                 LXS 2006-12N LB 7/27/06             $303,441.69
 3001874860          4860         XXXXXX4860             137                 LXS 2006-12N LB 7/27/06             $369,059.48
 3001874894          4894         XXXXXX4894             137                 LXS 2006-12N LB 7/27/06             $285,212.75
 3001874936          4936         XXXXXX4936             137                 LXS 2006-12N LB 7/27/06             $323,211.22
 3001874969          4969         XXXXXX4969             137                 LXS 2006-12N LB 7/27/06             $238,560.61
 3001874977          4977         XXXXXX4977             137                 LXS 2006-12N LB 7/27/06             $797,572.73
 3001875008          5008         XXXXXX5008             137                 LXS 2006-12N LB 7/27/06                $0.00
 1006867657          7657         XXXXXX7657             188                LXS 2006-14N (LB) 8/31/06               $0.00
 1007082207          2207         XXXXXX2207             188                LXS 2006-14N (LB) 8/31/06            $941,764.12
 1007107640          7640         XXXXXX7640             188                LXS 2006-14N (LB) 8/31/06               $0.00
 1007129024          9024         XXXXXX9024             188                LXS 2006-14N (LB) 8/31/06            $345,043.50
 1007689795          9795         XXXXXX9795             188                LXS 2006-14N (LB) 8/31/06            $325,377.65
 1007737990          7990         XXXXXX7990             188                LXS 2006-14N (LB) 8/31/06            $331,946.09
 1007771221          1221         XXXXXX1221             188                LXS 2006-14N (LB) 8/31/06            $218,386.59
 1007786112          6112         XXXXXX6112             188                LXS 2006-14N (LB) 8/31/06            $400,164.98
 1007786245          6245         XXXXXX6245             188                LXS 2006-14N (LB) 8/31/06               $0.00
 1007795618          5618         XXXXXX5618             188                LXS 2006-14N (LB) 8/31/06            $321,189.42
 1007824236          4236         XXXXXX4236             188                LXS 2006-14N (LB) 8/31/06            $467,911.85
 1007825886          5886         XXXXXX5886             188                LXS 2006-14N (LB) 8/31/06            $205,795.80
 1007840059          0059         XXXXXX0059             188                LXS 2006-14N (LB) 8/31/06            $119,915.46
 1007850710          0710         XXXXXX0710             188                LXS 2006-14N (LB) 8/31/06            $447,546.41
 1007865262          5262         XXXXXX5262             188                LXS 2006-14N (LB) 8/31/06            $522,774.46
 1007872896          2896         XXXXXX2896             188                LXS 2006-14N (LB) 8/31/06            $333,372.72
 1007878315          8315         XXXXXX8315             188                LXS 2006-14N (LB) 8/31/06            $227,227.30
 1007918988          8988         XXXXXX8988             188                LXS 2006-14N (LB) 8/31/06            $500,828.86
 1007921545          1545         XXXXXX1545             188                LXS 2006-14N (LB) 8/31/06            $277,108.31
 1007922725          2725         XXXXXX2725             188                LXS 2006-14N (LB) 8/31/06               $0.00
 1007930215          0215         XXXXXX0215             188                LXS 2006-14N (LB) 8/31/06            $134,278.36
 1007936923          6923         XXXXXX6923             188                LXS 2006-14N (LB) 8/31/06            $446,395.84
 1007939919          9919         XXXXXX9919             188                LXS 2006-14N (LB) 8/31/06            $227,143.64
 1007940552          0552         XXXXXX0552             188                LXS 2006-14N (LB) 8/31/06            $388,218.09
 1007943937          3937         XXXXXX3937             188                LXS 2006-14N (LB) 8/31/06            $202,184.00
 1007944125          4125         XXXXXX4125             188                LXS 2006-14N (LB) 8/31/06            $291,252.42
 1007951724          1724         XXXXXX1724             188                LXS 2006-14N (LB) 8/31/06            $229,728.76
 1007955311          5311         XXXXXX5311             188                LXS 2006-14N (LB) 8/31/06            $286,263.08
 1007956236          6236         XXXXXX6236             188                LXS 2006-14N (LB) 8/31/06            $343,772.90
 1007966680          6680         XXXXXX6680             188                LXS 2006-14N (LB) 8/31/06            $351,790.08
 1007969130          9130         XXXXXX9130             188                LXS 2006-14N (LB) 8/31/06            $463,378.85
 1007972035          2035         XXXXXX2035             188                LXS 2006-14N (LB) 8/31/06            $265,381.13
 1007974676          4676         XXXXXX4676             188                LXS 2006-14N (LB) 8/31/06            $219,509.09
 1007975210          5210         XXXXXX5210             188                LXS 2006-14N (LB) 8/31/06            $578,939.74
 1007975285          5285         XXXXXX5285             188                LXS 2006-14N (LB) 8/31/06            $319,348.49
 1007975327          5327         XXXXXX5327             188                LXS 2006-14N (LB) 8/31/06            $304,622.39
 1007975566          5566         XXXXXX5566             188                LXS 2006-14N (LB) 8/31/06            $200,155.12
 1007975897          5897         XXXXXX5897             188                LXS 2006-14N (LB) 8/31/06            $218,228.46
 1007975905          5905         XXXXXX5905             188                LXS 2006-14N (LB) 8/31/06            $190,629.77
 1007977380          7380         XXXXXX7380             188                LXS 2006-14N (LB) 8/31/06            $759,627.36
 1007977679          7679         XXXXXX7679             188                LXS 2006-14N (LB) 8/31/06               $0.00
 1007977893          7893         XXXXXX7893             188                LXS 2006-14N (LB) 8/31/06            $635,576.72
 1007978438          8438         XXXXXX8438             188                LXS 2006-14N (LB) 8/31/06            $180,968.29
 1007979055          9055         XXXXXX9055             188                LXS 2006-14N (LB) 8/31/06            $549,703.18
 1007979097          9097         XXXXXX9097             188                LXS 2006-14N (LB) 8/31/06            $280,795.80
 1007979220          9220         XXXXXX9220             188                LXS 2006-14N (LB) 8/31/06            $377,363.38
 1007979691          9691         XXXXXX9691             188                LXS 2006-14N (LB) 8/31/06               $0.00
 1007980251          0251         XXXXXX0251             188                LXS 2006-14N (LB) 8/31/06            $287,002.07
 1007980467          0467         XXXXXX0467             188                LXS 2006-14N (LB) 8/31/06            $239,509.79
 1007981424          1424         XXXXXX1424             188                LXS 2006-14N (LB) 8/31/06            $254,000.21
 1007981606          1606         XXXXXX1606             188                LXS 2006-14N (LB) 8/31/06               $0.00
 1007981705          1705         XXXXXX1705             188                LXS 2006-14N (LB) 8/31/06            $281,992.56
 1007981762          1762         XXXXXX1762             188                LXS 2006-14N (LB) 8/31/06            $282,102.61
 1007981788          1788         XXXXXX1788             188                LXS 2006-14N (LB) 8/31/06            $562,953.46
 1007982083          2083         XXXXXX2083             188                LXS 2006-14N (LB) 8/31/06            $555,383.61
 1007982406          2406         XXXXXX2406             188                LXS 2006-14N (LB) 8/31/06            $489,237.00
 1007982570          2570         XXXXXX2570             188                LXS 2006-14N (LB) 8/31/06            $220,133.98
 1007982745          2745         XXXXXX2745             188                LXS 2006-14N (LB) 8/31/06            $234,037.51
 1007983032          3032         XXXXXX3032             188                LXS 2006-14N (LB) 8/31/06            $224,311.76
 1007983198          3198         XXXXXX3198             188                LXS 2006-14N (LB) 8/31/06             $73,457.05
 1007983271          3271         XXXXXX3271             188                LXS 2006-14N (LB) 8/31/06            $210,325.39
 1007983479          3479         XXXXXX3479             188                LXS 2006-14N (LB) 8/31/06            $357,223.39
 1007983750          3750         XXXXXX3750             188                LXS 2006-14N (LB) 8/31/06            $387,529.81
 1007983909          3909         XXXXXX3909             188                LXS 2006-14N (LB) 8/31/06            $501,554.61
 1007984345          4345         XXXXXX4345             188                LXS 2006-14N (LB) 8/31/06            $129,825.31
 1007984360          4360         XXXXXX4360             188                LXS 2006-14N (LB) 8/31/06            $377,815.98
 1007984493          4493         XXXXXX4493             188                LXS 2006-14N (LB) 8/31/06            $374,125.61
 1007985342          5342         XXXXXX5342             188                LXS 2006-14N (LB) 8/31/06            $233,923.64
 1007985466          5466         XXXXXX5466             188                LXS 2006-14N (LB) 8/31/06               $0.00
 1007985821          5821         XXXXXX5821             188                LXS 2006-14N (LB) 8/31/06            $209,549.85
 1007985854          5854         XXXXXX5854             188                LXS 2006-14N (LB) 8/31/06             $91,647.58
 1007985862          5862         XXXXXX5862             188                LXS 2006-14N (LB) 8/31/06            $337,478.68
 1007985888          5888         XXXXXX5888             188                LXS 2006-14N (LB) 8/31/06            $459,680.62
 1007985912          5912         XXXXXX5912             188                LXS 2006-14N (LB) 8/31/06            $383,715.16
 1007986415          6415         XXXXXX6415             188                LXS 2006-14N (LB) 8/31/06            $166,594.63
 1007986985          6985         XXXXXX6985             188                LXS 2006-14N (LB) 8/31/06            $476,220.01
 1007987173          7173         XXXXXX7173             188                LXS 2006-14N (LB) 8/31/06            $308,939.21
 1007987215          7215         XXXXXX7215             188                LXS 2006-14N (LB) 8/31/06            $404,695.43
 1007987249          7249         XXXXXX7249             188                LXS 2006-14N (LB) 8/31/06            $240,969.86
 1007988650          8650         XXXXXX8650             188                LXS 2006-14N (LB) 8/31/06            $146,663.69
 1007988783          8783         XXXXXX8783             188                LXS 2006-14N (LB) 8/31/06            $381,880.98
 1007989054          9054         XXXXXX9054             188                LXS 2006-14N (LB) 8/31/06            $507,518.11
 1007989195          9195         XXXXXX9195             188                LXS 2006-14N (LB) 8/31/06            $208,609.65
 1007989450          9450         XXXXXX9450             188                LXS 2006-14N (LB) 8/31/06               $0.00
 1007989799          9799         XXXXXX9799             188                LXS 2006-14N (LB) 8/31/06            $224,755.86
 1007989930          9930         XXXXXX9930             188                LXS 2006-14N (LB) 8/31/06            $567,786.32
 1007990060          0060         XXXXXX0060             188                LXS 2006-14N (LB) 8/31/06            $445,504.84
 1007990516          0516         XXXXXX0516             188                LXS 2006-14N (LB) 8/31/06            $232,560.08
 1007990607          0607         XXXXXX0607             188                LXS 2006-14N (LB) 8/31/06            $180,944.19
 1007990995          0995         XXXXXX0995             188                LXS 2006-14N (LB) 8/31/06            $150,931.25
 1007991878          1878         XXXXXX1878             188                LXS 2006-14N (LB) 8/31/06            $302,933.56
 1007992215          2215         XXXXXX2215             188                LXS 2006-14N (LB) 8/31/06            $339,981.29
 1007992280          2280         XXXXXX2280             188                LXS 2006-14N (LB) 8/31/06            $204,275.03
 1007992470          2470         XXXXXX2470             188                LXS 2006-14N (LB) 8/31/06            $264,304.32
 1007992652          2652         XXXXXX2652             188                LXS 2006-14N (LB) 8/31/06            $503,028.02
 1007993403          3403         XXXXXX3403             188                LXS 2006-14N (LB) 8/31/06            $348,777.15
 1007994542          4542         XXXXXX4542             188                LXS 2006-14N (LB) 8/31/06            $615,690.65
 1007995846          5846         XXXXXX5846             188                LXS 2006-14N (LB) 8/31/06            $213,240.27
 1007995937          5937         XXXXXX5937             188                LXS 2006-14N (LB) 8/31/06            $286,074.19
 1007996067          6067         XXXXXX6067             188                LXS 2006-14N (LB) 8/31/06            $226,008.15
 1007996992          6992         XXXXXX6992             188                LXS 2006-14N (LB) 8/31/06            $110,971.45
 1007997172          7172         XXXXXX7172             188                LXS 2006-14N (LB) 8/31/06            $264,395.42
 1007997180          7180         XXXXXX7180             188                LXS 2006-14N (LB) 8/31/06            $186,187.09
 1007997602          7602         XXXXXX7602             188                LXS 2006-14N (LB) 8/31/06            $141,463.40
 1007998147          8147         XXXXXX8147             188                LXS 2006-14N (LB) 8/31/06            $346,149.70
 1007998246          8246         XXXXXX8246             188                LXS 2006-14N (LB) 8/31/06            $187,735.73
 1007998261          8261         XXXXXX8261             188                LXS 2006-14N (LB) 8/31/06            $171,441.74
 1007998410          8410         XXXXXX8410             188                LXS 2006-14N (LB) 8/31/06            $250,019.20
 1007999137          9137         XXXXXX9137             188                LXS 2006-14N (LB) 8/31/06            $212,774.96
 1007999558          9558         XXXXXX9558             188                LXS 2006-14N (LB) 8/31/06            $213,595.32
 1007999970          9970         XXXXXX9970             188                LXS 2006-14N (LB) 8/31/06            $261,676.79
 1008000026          0026         XXXXXX0026             188                LXS 2006-14N (LB) 8/31/06            $284,437.78
 1008000091          0091         XXXXXX0091             188                LXS 2006-14N (LB) 8/31/06            $241,939.03
 1008000497          0497         XXXXXX0497             188                LXS 2006-14N (LB) 8/31/06            $362,140.36
 1008000943          0943         XXXXXX0943             188                LXS 2006-14N (LB) 8/31/06            $256,014.90
 1008000950          0950         XXXXXX0950             188                LXS 2006-14N (LB) 8/31/06            $226,337.92
 1008001339          1339         XXXXXX1339             188                LXS 2006-14N (LB) 8/31/06            $410,998.44
 1008002204          2204         XXXXXX2204             188                LXS 2006-14N (LB) 8/31/06            $233,535.09
 1008002279          2279         XXXXXX2279             188                LXS 2006-14N (LB) 8/31/06            $593,662.09
 1008003012          3012         XXXXXX3012             188                LXS 2006-14N (LB) 8/31/06            $239,270.04
 1008003327          3327         XXXXXX3327             188                LXS 2006-14N (LB) 8/31/06            $262,203.49
 1008004168          4168         XXXXXX4168             188                LXS 2006-14N (LB) 8/31/06            $256,305.35
 1008004630          4630         XXXXXX4630             188                LXS 2006-14N (LB) 8/31/06            $306,793.86
 1008005009          5009         XXXXXX5009             188                LXS 2006-14N (LB) 8/31/06            $238,480.80
 1008005884          5884         XXXXXX5884             188                LXS 2006-14N (LB) 8/31/06            $165,067.87
 1008005918          5918         XXXXXX5918             188                LXS 2006-14N (LB) 8/31/06            $218,646.51
 1008005991          5991         XXXXXX5991             188                LXS 2006-14N (LB) 8/31/06            $462,292.33
 1008006213          6213         XXXXXX6213             188                LXS 2006-14N (LB) 8/31/06            $101,248.34
 1008006361          6361         XXXXXX6361             188                LXS 2006-14N (LB) 8/31/06            $135,930.18
 1008006577          6577         XXXXXX6577             188                LXS 2006-14N (LB) 8/31/06            $231,866.43
 1008007203          7203         XXXXXX7203             188                LXS 2006-14N (LB) 8/31/06            $452,673.86
 1008007286          7286         XXXXXX7286             188                LXS 2006-14N (LB) 8/31/06            $272,675.14
 1008007369          7369         XXXXXX7369             188                LXS 2006-14N (LB) 8/31/06            $218,206.14
 1008008425          8425         XXXXXX8425             188                LXS 2006-14N (LB) 8/31/06            $320,913.60
 1008009548          9548         XXXXXX9548             188                LXS 2006-14N (LB) 8/31/06            $132,217.90
 1008009662          9662         XXXXXX9662             188                LXS 2006-14N (LB) 8/31/06            $271,503.94
 1008010033          0033         XXXXXX0033             188                LXS 2006-14N (LB) 8/31/06            $199,987.21
 1008010728          0728         XXXXXX0728             188                LXS 2006-14N (LB) 8/31/06            $133,497.12
 1008011429          1429         XXXXXX1429             188                LXS 2006-14N (LB) 8/31/06            $239,319.51
 1008011676          1676         XXXXXX1676             188                LXS 2006-14N (LB) 8/31/06            $274,696.46
 1008011957          1957         XXXXXX1957             188                LXS 2006-14N (LB) 8/31/06            $245,706.46
 1008012112          2112         XXXXXX2112             188                LXS 2006-14N (LB) 8/31/06            $285,136.90
 1008012625          2625         XXXXXX2625             188                LXS 2006-14N (LB) 8/31/06            $222,062.63
 1008012930          2930         XXXXXX2930             188                LXS 2006-14N (LB) 8/31/06            $336,588.25
 1008013169          3169         XXXXXX3169             188                LXS 2006-14N (LB) 8/31/06            $431,220.72
 1008013243          3243         XXXXXX3243             188                LXS 2006-14N (LB) 8/31/06            $251,845.82
 1008013276          3276         XXXXXX3276             188                LXS 2006-14N (LB) 8/31/06            $237,785.45
 1008013359          3359         XXXXXX3359             188                LXS 2006-14N (LB) 8/31/06            $238,488.73
 1008013748          3748         XXXXXX3748             188                LXS 2006-14N (LB) 8/31/06            $194,065.49
 1008013870          3870         XXXXXX3870             188                LXS 2006-14N (LB) 8/31/06            $225,592.85
 1008014035          4035         XXXXXX4035             188                LXS 2006-14N (LB) 8/31/06            $375,435.50
 1008014332          4332         XXXXXX4332             188                LXS 2006-14N (LB) 8/31/06            $356,350.34
 1008015818          5818         XXXXXX5818             188                LXS 2006-14N (LB) 8/31/06            $210,815.48
 1008016170          6170         XXXXXX6170             188                LXS 2006-14N (LB) 8/31/06            $100,284.12
 1008016915          6915         XXXXXX6915             188                LXS 2006-14N (LB) 8/31/06            $167,190.28
 1008017541          7541         XXXXXX7541             188                LXS 2006-14N (LB) 8/31/06            $237,709.18
 1008017913          7913         XXXXXX7913             188                LXS 2006-14N (LB) 8/31/06            $381,542.24
 1008018101          8101         XXXXXX8101             188                LXS 2006-14N (LB) 8/31/06            $258,054.46
 1008018267          8267         XXXXXX8267             188                LXS 2006-14N (LB) 8/31/06            $279,732.10
 1008018739          8739         XXXXXX8739             188                LXS 2006-14N (LB) 8/31/06            $161,631.02
 1008018903          8903         XXXXXX8903             188                LXS 2006-14N (LB) 8/31/06            $267,182.39
 1008019570          9570         XXXXXX9570             188                LXS 2006-14N (LB) 8/31/06            $288,743.72
 1008020404          0404         XXXXXX0404             188                LXS 2006-14N (LB) 8/31/06            $181,309.15
 1008020438          0438         XXXXXX0438             188                LXS 2006-14N (LB) 8/31/06            $348,269.34
 1008020701          0701         XXXXXX0701             188                LXS 2006-14N (LB) 8/31/06            $233,523.32
 1008022483          2483         XXXXXX2483             188                LXS 2006-14N (LB) 8/31/06            $285,813.79
 1008023614          3614         XXXXXX3614             188                LXS 2006-14N (LB) 8/31/06            $310,487.43
 1008024323          4323         XXXXXX4323             188                LXS 2006-14N (LB) 8/31/06            $120,318.08
 1008025221          5221         XXXXXX5221             188                LXS 2006-14N (LB) 8/31/06            $454,790.74
 1008025502          5502         XXXXXX5502             188                LXS 2006-14N (LB) 8/31/06            $188,667.77
 1008025569          5569         XXXXXX5569             188                LXS 2006-14N (LB) 8/31/06            $134,095.82
 1008026088          6088         XXXXXX6088             188                LXS 2006-14N (LB) 8/31/06            $383,911.24
 1008026807          6807         XXXXXX6807             188                LXS 2006-14N (LB) 8/31/06            $177,078.63
 1008026914          6914         XXXXXX6914             188                LXS 2006-14N (LB) 8/31/06            $101,007.41
 1008027417          7417         XXXXXX7417             188                LXS 2006-14N (LB) 8/31/06            $207,668.81
 1008028779          8779         XXXXXX8779             188                LXS 2006-14N (LB) 8/31/06            $377,673.46
 1008029181          9181         XXXXXX9181             188                LXS 2006-14N (LB) 8/31/06            $190,525.12
 1008029322          9322         XXXXXX9322             188                LXS 2006-14N (LB) 8/31/06            $272,774.28
 1008030163          0163         XXXXXX0163             188                LXS 2006-14N (LB) 8/31/06            $226,355.14
 1008030544          0544         XXXXXX0544             188                LXS 2006-14N (LB) 8/31/06            $506,023.56
 1008031179          1179         XXXXXX1179             188                LXS 2006-14N (LB) 8/31/06            $453,110.42
 1008031302          1302         XXXXXX1302             188                LXS 2006-14N (LB) 8/31/06            $273,548.49
 1008031476          1476         XXXXXX1476             188                LXS 2006-14N (LB) 8/31/06            $302,059.14
 1008031799          1799         XXXXXX1799             188                LXS 2006-14N (LB) 8/31/06            $140,810.69
 1008032003          2003         XXXXXX2003             188                LXS 2006-14N (LB) 8/31/06            $402,412.12
 1008032235          2235         XXXXXX2235             188                LXS 2006-14N (LB) 8/31/06            $166,355.33
 1008033365          3365         XXXXXX3365             188                LXS 2006-14N (LB) 8/31/06            $358,988.83
 1008033597          3597         XXXXXX3597             188                LXS 2006-14N (LB) 8/31/06            $130,536.11
 1008035287          5287         XXXXXX5287             188                LXS 2006-14N (LB) 8/31/06            $263,525.17
 1008035295          5295         XXXXXX5295             188                LXS 2006-14N (LB) 8/31/06               $0.00
 1008035824          5824         XXXXXX5824             188                LXS 2006-14N (LB) 8/31/06            $180,472.78
 1008037390          7390         XXXXXX7390             188                LXS 2006-14N (LB) 8/31/06            $333,524.71
 1008075457          5457         XXXXXX5457             188                LXS 2006-14N (LB) 8/31/06            $174,179.66
 1008091959          1959         XXXXXX1959             188                LXS 2006-14N (LB) 8/31/06            $390,217.63
 3001460058          0058         XXXXXX0058             188                LXS 2006-14N (LB) 8/31/06            $283,821.28
 3001535750          5750         XXXXXX5750             188                LXS 2006-14N (LB) 8/31/06            $261,641.66
 3001554900          4900         XXXXXX4900             188                LXS 2006-14N (LB) 8/31/06            $313,148.31
 3001611650          1650         XXXXXX1650             188                LXS 2006-14N (LB) 8/31/06            $433,371.30
 3001613144          3144         XXXXXX3144             188                LXS 2006-14N (LB) 8/31/06            $226,264.63
 3001613300          3300         XXXXXX3300             188                LXS 2006-14N (LB) 8/31/06            $347,876.06
 3001613656          3656         XXXXXX3656             188                LXS 2006-14N (LB) 8/31/06            $776,265.50
 3001613912          3912         XXXXXX3912             188                LXS 2006-14N (LB) 8/31/06            $656,033.51
 3001683733          3733         XXXXXX3733             188                LXS 2006-14N (LB) 8/31/06            $204,130.85
 3001684517          4517         XXXXXX4517             188                LXS 2006-14N (LB) 8/31/06            $365,050.16
 3001687122          7122         XXXXXX7122             188                LXS 2006-14N (LB) 8/31/06            $480,560.19
 3001690399          0399         XXXXXX0399             188                LXS 2006-14N (LB) 8/31/06            $250,831.61
 3001690688          0688         XXXXXX0688             188                LXS 2006-14N (LB) 8/31/06            $296,512.87
 3001693344          3344         XXXXXX3344             188                LXS 2006-14N (LB) 8/31/06            $306,277.54
 3001693435          3435         XXXXXX3435             188                LXS 2006-14N (LB) 8/31/06            $329,419.86
 3001694193          4193         XXXXXX4193             188                LXS 2006-14N (LB) 8/31/06            $156,752.19
 3001724172          4172         XXXXXX4172             188                LXS 2006-14N (LB) 8/31/06            $175,732.86
 3001726789          6789         XXXXXX6789             188                LXS 2006-14N (LB) 8/31/06            $182,349.37
 3001792930          2930         XXXXXX2930             188                LXS 2006-14N (LB) 8/31/06            $658,422.41
 3001794118          4118         XXXXXX4118             188                LXS 2006-14N (LB) 8/31/06            $469,092.29
 3001831852          1852         XXXXXX1852             188                LXS 2006-14N (LB) 8/31/06            $289,085.99
 3001832322          2322         XXXXXX2322             188                LXS 2006-14N (LB) 8/31/06            $592,984.60
 3001832587          2587         XXXXXX2587             188                LXS 2006-14N (LB) 8/31/06            $359,360.47
 3001834021          4021         XXXXXX4021             188                LXS 2006-14N (LB) 8/31/06            $506,371.58
 3001834443          4443         XXXXXX4443             188                LXS 2006-14N (LB) 8/31/06            $563,447.91
 3001834674          4674         XXXXXX4674             188                LXS 2006-14N (LB) 8/31/06            $537,273.07
 3001836976          6976         XXXXXX6976             188                LXS 2006-14N (LB) 8/31/06            $187,690.56
 3001837628          7628         XXXXXX7628             188                LXS 2006-14N (LB) 8/31/06            $169,502.49
 3001838071          8071         XXXXXX8071             188                LXS 2006-14N (LB) 8/31/06            $510,965.30
 3001838261          8261         XXXXXX8261             188                LXS 2006-14N (LB) 8/31/06            $255,324.35
 3001838402          8402         XXXXXX8402             188                LXS 2006-14N (LB) 8/31/06            $340,951.75
 3001838816          8816         XXXXXX8816             188                LXS 2006-14N (LB) 8/31/06            $396,546.45
 3001839301          9301         XXXXXX9301             188                LXS 2006-14N (LB) 8/31/06            $194,136.19
 3001839905          9905         XXXXXX9905             188                LXS 2006-14N (LB) 8/31/06               $0.00
 3001856222          6222         XXXXXX6222             188                LXS 2006-14N (LB) 8/31/06            $218,307.13
 3001857105          7105         XXXXXX7105             188                LXS 2006-14N (LB) 8/31/06            $273,626.71
 3001858103          8103         XXXXXX8103             188                LXS 2006-14N (LB) 8/31/06            $357,966.72
 3001869498          9498         XXXXXX9498             188                LXS 2006-14N (LB) 8/31/06            $262,436.35
 3001870843          0843         XXXXXX0843             188                LXS 2006-14N (LB) 8/31/06            $385,244.37
 3001871429          1429         XXXXXX1429             188                LXS 2006-14N (LB) 8/31/06            $400,850.31
 3001872351          2351         XXXXXX2351             188                LXS 2006-14N (LB) 8/31/06            $475,549.14
 3001872567          2567         XXXXXX2567             188                LXS 2006-14N (LB) 8/31/06            $444,077.40
 3001874563          4563         XXXXXX4563             188                LXS 2006-14N (LB) 8/31/06            $369,142.92
 3001911134          1134         XXXXXX1134             188                LXS 2006-14N (LB) 8/31/06            $195,301.91
 3001911258          1258         XXXXXX1258             188                LXS 2006-14N (LB) 8/31/06            $277,862.04
 3001911944          1944         XXXXXX1944             188                LXS 2006-14N (LB) 8/31/06            $261,321.17
 3001912959          2959         XXXXXX2959             188                LXS 2006-14N (LB) 8/31/06            $506,448.43
 3001913114          3114         XXXXXX3114             188                LXS 2006-14N (LB) 8/31/06            $237,628.35
 3001913288          3288         XXXXXX3288             188                LXS 2006-14N (LB) 8/31/06            $271,757.78
 3001913858          3858         XXXXXX3858             188                LXS 2006-14N (LB) 8/31/06            $278,150.40
 3001913882          3882         XXXXXX3882             188                LXS 2006-14N (LB) 8/31/06            $451,625.74
 3001915424          5424         XXXXXX5424             188                LXS 2006-14N (LB) 8/31/06            $313,725.86
 3001921679          1679         XXXXXX1679             188                LXS 2006-14N (LB) 8/31/06            $147,733.07
 3001921810          1810         XXXXXX1810             188                LXS 2006-14N (LB) 8/31/06            $290,942.39
 3001930712          0712         XXXXXX0712             188                LXS 2006-14N (LB) 8/31/06            $590,075.10
 3001936248          6248         XXXXXX6248             188                LXS 2006-14N (LB) 8/31/06            $308,569.05
 3001937329          7329         XXXXXX7329             188                LXS 2006-14N (LB) 8/31/06            $452,864.29
 3001937741          7741         XXXXXX7741             188                LXS 2006-14N (LB) 8/31/06            $315,650.92
 3001937790          7790         XXXXXX7790             188                LXS 2006-14N (LB) 8/31/06            $640,133.22
 3001937931          7931         XXXXXX7931             188                LXS 2006-14N (LB) 8/31/06            $428,293.99
 3001938525          8525         XXXXXX8525             188                LXS 2006-14N (LB) 8/31/06            $194,964.63
 3001939168          9168         XXXXXX9168             188                LXS 2006-14N (LB) 8/31/06            $468,732.03
 3001939606          9606         XXXXXX9606             188                LXS 2006-14N (LB) 8/31/06            $226,619.14
 1008309229          9229         XXXXXX9229             447                 LXS 2006-18N 11/29/2006             $144,259.13
 1008383331          3331         XXXXXX3331             447                 LXS 2006-18N 11/29/2006             $308,862.24
 1008386532          6532         XXXXXX6532             447                 LXS 2006-18N 11/29/2006             $350,369.65
 1008389015          9015         XXXXXX9015             447                 LXS 2006-18N 11/29/2006             $229,286.93
 1008390732          0732         XXXXXX0732             447                 LXS 2006-18N 11/29/2006             $300,601.10
 1008391185          1185         XXXXXX1185             447                 LXS 2006-18N 11/29/2006             $260,808.38
 1008394130          4130         XXXXXX4130             447                 LXS 2006-18N 11/29/2006             $220,547.59
 1008400556          0556         XXXXXX0556             447                 LXS 2006-18N 11/29/2006             $215,822.44
 1008403444          3444         XXXXXX3444             447                 LXS 2006-18N 11/29/2006             $128,124.78
 1008407593          7593         XXXXXX7593             447                 LXS 2006-18N 11/29/2006             $107,115.75
 1008408765          8765         XXXXXX8765             447                 LXS 2006-18N 11/29/2006             $105,865.96
 1008416099          6099         XXXXXX6099             447                 LXS 2006-18N 11/29/2006             $228,481.72
 1008417410          7410         XXXXXX7410             447                 LXS 2006-18N 11/29/2006             $186,121.11
 1008420331          0331         XXXXXX0331             447                 LXS 2006-18N 11/29/2006             $155,036.81
 1008424333          4333         XXXXXX4333             447                 LXS 2006-18N 11/29/2006             $319,940.53
 3001727738          7738         XXXXXX7738             447                 LXS 2006-18N 11/29/2006             $322,754.28
 3001747215          7215         XXXXXX7215             447                 LXS 2006-18N 11/29/2006             $382,252.26
 3001936388          6388         XXXXXX6388             447                 LXS 2006-18N 11/29/2006             $203,088.16
 3001941446          1446         XXXXXX1446             447                 LXS 2006-18N 11/29/2006             $299,851.17
 3001942162          2162         XXXXXX2162             447                 LXS 2006-18N 11/29/2006             $179,853.09
 3002028284          8284         XXXXXX8284             447                 LXS 2006-18N 11/29/2006             $397,250.38
 3002028698          8698         XXXXXX8698             447                 LXS 2006-18N 11/29/2006             $284,468.00
 3002029738          9738         XXXXXX9738             447                 LXS 2006-18N 11/29/2006             $389,944.71
 3002031981          1981         XXXXXX1981             447                 LXS 2006-18N 11/29/2006             $326,310.84
 3002033276          3276         XXXXXX3276             447                 LXS 2006-18N 11/29/2006             $173,932.30
 3002036170          6170         XXXXXX6170             447                 LXS 2006-18N 11/29/2006             $319,992.11
 3002036378          6378         XXXXXX6378             447                 LXS 2006-18N 11/29/2006             $165,361.72
 3002039166          9166         XXXXXX9166             447                 LXS 2006-18N 11/29/2006             $162,588.91
 3002052052          2052         XXXXXX2052             447                 LXS 2006-18N 11/29/2006             $603,245.04
 3002054462          4462         XXXXXX4462             447                 LXS 2006-18N 11/29/2006             $392,690.48
 3002055733          5733         XXXXXX5733             447                 LXS 2006-18N 11/29/2006             $951,313.25
 3002058380          8380         XXXXXX8380             447                 LXS 2006-18N 11/29/2006             $191,762.64
 3002072795          2795         XXXXXX2795             447                 LXS 2006-18N 11/29/2006             $363,421.75
 3002074460          4460         XXXXXX4460             447                 LXS 2006-18N 11/29/2006             $367,137.02
 3002075632          5632         XXXXXX5632             447                 LXS 2006-18N 11/29/2006             $145,392.35
 3002076598          6598         XXXXXX6598             447                 LXS 2006-18N 11/29/2006             $409,419.53
 3002076846          6846         XXXXXX6846             447                 LXS 2006-18N 11/29/2006             $231,173.74
 3002114258          4258         XXXXXX4258             447                 LXS 2006-18N 11/29/2006             $157,164.30
 3002115560          5560         XXXXXX5560             447                 LXS 2006-18N 11/29/2006             $381,792.66
 3002116287          6287         XXXXXX6287             447                 LXS 2006-18N 11/29/2006             $181,589.09
 3002123481          3481         XXXXXX3481             447                 LXS 2006-18N 11/29/2006                $0.00
 3002123804          3804         XXXXXX3804             447                 LXS 2006-18N 11/29/2006             $339,960.99
 3002123861          3861         XXXXXX3861             447                 LXS 2006-18N 11/29/2006             $399,416.65
 3002124323          4323         XXXXXX4323             447                 LXS 2006-18N 11/29/2006             $334,400.00
 3002124729          4729         XXXXXX4729             447                 LXS 2006-18N 11/29/2006             $542,603.78
 3002125189          5189         XXXXXX5189             447                 LXS 2006-18N 11/29/2006              $50,241.09
 3002125288          5288         XXXXXX5288             447                 LXS 2006-18N 11/29/2006             $241,858.42
 3002125437          5437         XXXXXX5437             447                 LXS 2006-18N 11/29/2006             $204,037.18
 3002126799          6799         XXXXXX6799             447                 LXS 2006-18N 11/29/2006             $502,010.89
 3002127284          7284         XXXXXX7284             447                 LXS 2006-18N 11/29/2006             $252,059.27
 1006207086          7086         XXXXXX7086             448                  LXS 2006-19 11/29/2006             $192,326.45
 1006706830          6830         XXXXXX6830             448                  LXS 2006-19 11/29/2006             $401,531.86
 1006883464          3464         XXXXXX3464             448                  LXS 2006-19 11/29/2006             $202,085.80
 1008032060          2060         XXXXXX2060             448                  LXS 2006-19 11/29/2006             $256,640.38
 1008075143          5143         XXXXXX5143             448                  LXS 2006-19 11/29/2006             $271,999.52
 1008134981          4981         XXXXXX4981             448                  LXS 2006-19 11/29/2006             $617,470.84
 1008145995          5995         XXXXXX5995             448                  LXS 2006-19 11/29/2006             $258,641.82
 1008156182          6182         XXXXXX6182             448                  LXS 2006-19 11/29/2006             $171,813.38
 1008156232          6232         XXXXXX6232             448                  LXS 2006-19 11/29/2006             $171,813.38
 1008185090          5090         XXXXXX5090             448                  LXS 2006-19 11/29/2006             $256,000.00
 1008209510          9510         XXXXXX9510             448                  LXS 2006-19 11/29/2006              $62,400.00
 1008234880          4880         XXXXXX4880             448                  LXS 2006-19 11/29/2006             $252,000.00
 1008279232          9232         XXXXXX9232             448                  LXS 2006-19 11/29/2006             $168,000.00
 1008307587          7587         XXXXXX7587             448                  LXS 2006-19 11/29/2006             $377,948.64
 3001541709          1709         XXXXXX1709             448                  LXS 2006-19 11/29/2006              $39,665.80
 3001807027          7027         XXXXXX7027             448                  LXS 2006-19 11/29/2006             $168,771.78
 3001904725          4725         XXXXXX4725             448                  LXS 2006-19 11/29/2006             $159,899.36
 3001909518          9518         XXXXXX9518             448                  LXS 2006-19 11/29/2006             $247,200.00
 3001923733          3733         XXXXXX3733             448                  LXS 2006-19 11/29/2006             $188,000.00
 3001944127          4127         XXXXXX4127             448                  LXS 2006-19 11/29/2006              $74,816.84
 3001952138          2138         XXXXXX2138             448                  LXS 2006-19 11/29/2006             $100,798.58
 3002000176          0176         XXXXXX0176             448                  LXS 2006-19 11/29/2006             $255,500.00
 3002001182          1182         XXXXXX1182             448                  LXS 2006-19 11/29/2006             $500,320.00
 3002046641          6641         XXXXXX6641             448                  LXS 2006-19 11/29/2006             $359,000.00
 3002067514          7514         XXXXXX7514             448                  LXS 2006-19 11/29/2006             $231,273.65
 3002072258          2258         XXXXXX2258             448                  LXS 2006-19 11/29/2006             $131,407.66
 3002086720          6720         XXXXXX6720             448                  LXS 2006-19 11/29/2006              $79,871.29
 3002087116          7116         XXXXXX7116             448                  LXS 2006-19 11/29/2006             $230,647.38
 3002088692          8692         XXXXXX8692             448                  LXS 2006-19 11/29/2006             $338,400.00
 3002090979          0979         XXXXXX0979             448                  LXS 2006-19 11/29/2006             $223,200.00
 3002092686          2686         XXXXXX2686             448                  LXS 2006-19 11/29/2006             $234,000.00
 3002110389          0389         XXXXXX0389             448                  LXS 2006-19 11/29/2006             $151,386.51
 1008155325          5325         XXXXXX5325            4109                   LXS 2006-20 12/29/06              $179,200.00
 1008155333          5333         XXXXXX5333            4109                   LXS 2006-20 12/29/06              $216,000.00
 1008197947          7947         XXXXXX7947            4109                   LXS 2006-20 12/29/06              $355,097.59
 1008263442          3442         XXXXXX3442            4109                   LXS 2006-20 12/29/06              $364,000.00
 1008519082          9082         XXXXXX9082            4109                   LXS 2006-20 12/29/06              $109,536.14
 1008533588          3588         XXXXXX3588            4109                   LXS 2006-20 12/29/06              $237,644.00
 1008545772          5772         XXXXXX5772            4109                   LXS 2006-20 12/29/06              $289,781.47
 1008557017          7017         XXXXXX7017            4109                   LXS 2006-20 12/29/06              $249,789.97
 1008574772          4772         XXXXXX4772            4109                   LXS 2006-20 12/29/06              $407,312.50
 1008577262          7262         XXXXXX7262            4109                   LXS 2006-20 12/29/06              $342,711.83
 1008579128          9128         XXXXXX9128            4109                   LXS 2006-20 12/29/06              $311,000.00
 1008601237          1237         XXXXXX1237            4109                   LXS 2006-20 12/29/06              $331,507.09
 1008605766          5766         XXXXXX5766            4109                   LXS 2006-20 12/29/06              $230,181.39
 1008613042          3042         XXXXXX3042            4109                   LXS 2006-20 12/29/06              $176,832.05
 1008618066          8066         XXXXXX8066            4109                   LXS 2006-20 12/29/06              $419,629.44
 1008642744          2744         XXXXXX2744            4109                   LXS 2006-20 12/29/06               $53,544.20
 1008690727          0727         XXXXXX0727            4109                   LXS 2006-20 12/29/06              $324,740.10
 3001639701          9701         XXXXXX9701            4109                   LXS 2006-20 12/29/06              $170,779.49
 3002049884          9884         XXXXXX9884            4109                   LXS 2006-20 12/29/06                 $0.00
 3002098782          8782         XXXXXX8782            4109                   LXS 2006-20 12/29/06              $190,208.70
 3002110777          0777         XXXXXX0777            4109                   LXS 2006-20 12/29/06              $283,541.37
 1006177305          7305         XXXXXX7305             238                   LXS 2006-7 04/28/06               $228,502.00
 1006735458          5458         XXXXXX5458             238                   LXS 2006-7 04/28/06               $230,000.00
 1006738791          8791         XXXXXX8791             238                   LXS 2006-7 04/28/06                $13,697.32
 1006803066          3066         XXXXXX3066             238                   LXS 2006-7 04/28/06               $161,249.99
 1006880106          0106         XXXXXX0106             238                   LXS 2006-7 04/28/06               $399,772.91
 1006919227          9227         XXXXXX9227             238                   LXS 2006-7 04/28/06               $399,968.44
 3001484769          4769         XXXXXX4769             238                   LXS 2006-7 04/28/06                $75,248.27
 3001573496          3496         XXXXXX3496             238                   LXS 2006-7 04/28/06               $111,251.02
 3001575723          5723         XXXXXX5723             238                   LXS 2006-7 04/28/06               $615,743.91
 1006334906          4906         XXXXXX4906             178                  MARM 2006-0A2 11/15/06             $569,986.41
 1006489122          9122         XXXXXX9122             178                  MARM 2006-0A2 11/15/06             $216,141.86
 1006538571          8571         XXXXXX8571             178                  MARM 2006-0A2 11/15/06             $287,312.83
 1006887598          7598         XXXXXX7598             178                  MARM 2006-0A2 11/15/06              $71,257.95
 1007040890          0890         XXXXXX0890             178                  MARM 2006-0A2 11/15/06             $117,367.02
 1007041070          1070         XXXXXX1070             178                  MARM 2006-0A2 11/15/06             $304,226.67
 1007357369          7369         XXXXXX7369             178                  MARM 2006-0A2 11/15/06             $268,636.35
 1007405630          5630         XXXXXX5630             178                  MARM 2006-0A2 11/15/06             $271,216.53
 1007453119          3119         XXXXXX3119             178                  MARM 2006-0A2 11/15/06             $367,231.76
 1007493073          3073         XXXXXX3073             178                  MARM 2006-0A2 11/15/06             $307,057.98
 1007520818          0818         XXXXXX0818             178                  MARM 2006-0A2 11/15/06             $447,156.66
 1007548207          8207         XXXXXX8207             178                  MARM 2006-0A2 11/15/06             $234,658.02
 1007799115          9115         XXXXXX9115             178                  MARM 2006-0A2 11/15/06             $212,939.19
 1008002337          2337         XXXXXX2337             178                  MARM 2006-0A2 11/15/06             $252,724.94
 1008011569          1569         XXXXXX1569             178                  MARM 2006-0A2 11/15/06             $339,517.98
 1008066159          6159         XXXXXX6159             178                  MARM 2006-0A2 11/15/06             $585,399.76
 1008077081          7081         XXXXXX7081             178                  MARM 2006-0A2 11/15/06             $140,065.09
 1008212001          2001         XXXXXX2001             178                  MARM 2006-0A2 11/15/06             $177,235.23
 1008237552          7552         XXXXXX7552             178                  MARM 2006-0A2 11/15/06            $1,082,446.46
 1008238386          8386         XXXXXX8386             178                  MARM 2006-0A2 11/15/06             $158,042.33
 1008290239          0239         XXXXXX0239             178                  MARM 2006-0A2 11/15/06             $307,659.73
 1008302430          2430         XXXXXX2430             178                  MARM 2006-0A2 11/15/06             $355,160.65
 1008313999          3999         XXXXXX3999             178                  MARM 2006-0A2 11/15/06             $301,307.92
 1008321042          1042         XXXXXX1042             178                  MARM 2006-0A2 11/15/06             $473,099.77
 1008350397          0397         XXXXXX0397             178                  MARM 2006-0A2 11/15/06             $296,335.41
 1008425371          5371         XXXXXX5371             178                  MARM 2006-0A2 11/15/06             $163,564.83
 1008425397          5397         XXXXXX5397             178                  MARM 2006-0A2 11/15/06             $300,142.81
 1008428169          8169         XXXXXX8169             178                  MARM 2006-0A2 11/15/06             $216,912.11
 1008428599          8599         XXXXXX8599             178                  MARM 2006-0A2 11/15/06             $375,418.66
 1008428946          8946         XXXXXX8946             178                  MARM 2006-0A2 11/15/06             $285,256.63
 1008429993          9993         XXXXXX9993             178                  MARM 2006-0A2 11/15/06             $337,442.18
 1008430439          0439         XXXXXX0439             178                  MARM 2006-0A2 11/15/06             $148,847.75
 1008432716          2716         XXXXXX2716             178                  MARM 2006-0A2 11/15/06             $199,019.11
 1008433219          3219         XXXXXX3219             178                  MARM 2006-0A2 11/15/06             $243,516.89
 1008435610          5610         XXXXXX5610             178                  MARM 2006-0A2 11/15/06             $120,496.89
 1008437210          7210         XXXXXX7210             178                  MARM 2006-0A2 11/15/06             $213,957.65
 1008438259          8259         XXXXXX8259             178                  MARM 2006-0A2 11/15/06             $209,205.61
 1008438465          8465         XXXXXX8465             178                  MARM 2006-0A2 11/15/06             $142,046.33
 1008438499          8499         XXXXXX8499             178                  MARM 2006-0A2 11/15/06             $414,531.05
 1008439505          9505         XXXXXX9505             178                  MARM 2006-0A2 11/15/06             $122,098.63
 1008439604          9604         XXXXXX9604             178                  MARM 2006-0A2 11/15/06             $300,297.49
 1008439851          9851         XXXXXX9851             178                  MARM 2006-0A2 11/15/06             $392,209.09
 1008441139          1139         XXXXXX1139             178                  MARM 2006-0A2 11/15/06             $165,195.45
 1008441535          1535         XXXXXX1535             178                  MARM 2006-0A2 11/15/06             $292,252.57
 1008443390          3390         XXXXXX3390             178                  MARM 2006-0A2 11/15/06             $365,019.01
 1008443960          3960         XXXXXX3960             178                  MARM 2006-0A2 11/15/06             $132,456.14
 1008444190          4190         XXXXXX4190             178                  MARM 2006-0A2 11/15/06             $188,743.98
 1008444968          4968         XXXXXX4968             178                  MARM 2006-0A2 11/15/06             $287,656.00
 1008446989          6989         XXXXXX6989             178                  MARM 2006-0A2 11/15/06             $428,884.62
 1008449140          9140         XXXXXX9140             178                  MARM 2006-0A2 11/15/06             $376,241.51
 1008449199          9199         XXXXXX9199             178                  MARM 2006-0A2 11/15/06             $138,109.12
 1008449413          9413         XXXXXX9413             178                  MARM 2006-0A2 11/15/06             $141,686.77
 1008450130          0130         XXXXXX0130             178                  MARM 2006-0A2 11/15/06             $345,250.27
 1008450528          0528         XXXXXX0528             178                  MARM 2006-0A2 11/15/06             $472,346.46
 1008454140          4140         XXXXXX4140             178                  MARM 2006-0A2 11/15/06             $163,944.11
 1008454769          4769         XXXXXX4769             178                  MARM 2006-0A2 11/15/06             $190,751.88
 1008460154          0154         XXXXXX0154             178                  MARM 2006-0A2 11/15/06             $403,552.24
 1008460295          0295         XXXXXX0295             178                  MARM 2006-0A2 11/15/06             $360,596.44
 1008460634          0634         XXXXXX0634             178                  MARM 2006-0A2 11/15/06             $483,025.25
 1008460642          0642         XXXXXX0642             178                  MARM 2006-0A2 11/15/06             $442,977.15
 1008464230          4230         XXXXXX4230             178                  MARM 2006-0A2 11/15/06             $432,449.16
 1008464735          4735         XXXXXX4735             178                  MARM 2006-0A2 11/15/06             $244,185.42
 1008467662          7662         XXXXXX7662             178                  MARM 2006-0A2 11/15/06             $110,300.00
 1008468553          8553         XXXXXX8553             178                  MARM 2006-0A2 11/15/06             $115,069.07
 1008468595          8595         XXXXXX8595             178                  MARM 2006-0A2 11/15/06                $0.00
 1008468736          8736         XXXXXX8736             178                  MARM 2006-0A2 11/15/06             $321,993.21
 1008469916          9916         XXXXXX9916             178                  MARM 2006-0A2 11/15/06              $68,899.22
 1008470856          0856         XXXXXX0856             178                  MARM 2006-0A2 11/15/06             $350,925.05
 1008473009          3009         XXXXXX3009             178                  MARM 2006-0A2 11/15/06             $217,704.89
 1008473702          3702         XXXXXX3702             178                  MARM 2006-0A2 11/15/06             $184,897.76
 1008474817          4817         XXXXXX4817             178                  MARM 2006-0A2 11/15/06             $203,214.77
 1008475103          5103         XXXXXX5103             178                  MARM 2006-0A2 11/15/06             $197,099.25
 1008475954          5954         XXXXXX5954             178                  MARM 2006-0A2 11/15/06             $251,946.31
 1008478776          8776         XXXXXX8776             178                  MARM 2006-0A2 11/15/06             $304,629.38
 1008483206          3206         XXXXXX3206             178                  MARM 2006-0A2 11/15/06             $327,308.04
 1008483370          3370         XXXXXX3370             178                  MARM 2006-0A2 11/15/06             $180,820.80
 1008484006          4006         XXXXXX4006             178                  MARM 2006-0A2 11/15/06             $259,941.31
 1008485110          5110         XXXXXX5110             178                  MARM 2006-0A2 11/15/06             $280,301.36
 1008485490          5490         XXXXXX5490             178                  MARM 2006-0A2 11/15/06             $368,405.30
 1008487264          7264         XXXXXX7264             178                  MARM 2006-0A2 11/15/06             $340,412.80
 1008487371          7371         XXXXXX7371             178                  MARM 2006-0A2 11/15/06             $243,288.61
 1008490755          0755         XXXXXX0755             178                  MARM 2006-0A2 11/15/06             $150,839.68
 1008491134          1134         XXXXXX1134             178                  MARM 2006-0A2 11/15/06             $132,617.60
 1008491472          1472         XXXXXX1472             178                  MARM 2006-0A2 11/15/06             $306,985.75
 1008491563          1563         XXXXXX1563             178                  MARM 2006-0A2 11/15/06             $180,980.34
 1008492306          2306         XXXXXX2306             178                  MARM 2006-0A2 11/15/06             $353,040.61
 1008494450          4450         XXXXXX4450             178                  MARM 2006-0A2 11/15/06             $205,522.32
 1008495408          5408         XXXXXX5408             178                  MARM 2006-0A2 11/15/06             $290,233.28
 1008497495          7495         XXXXXX7495             178                  MARM 2006-0A2 11/15/06             $210,121.25
 1008497677          7677         XXXXXX7677             178                  MARM 2006-0A2 11/15/06             $734,135.34
 1008498311          8311         XXXXXX8311             178                  MARM 2006-0A2 11/15/06             $300,395.26
 1008498733          8733         XXXXXX8733             178                  MARM 2006-0A2 11/15/06             $120,000.00
 1008499830          9830         XXXXXX9830             178                  MARM 2006-0A2 11/15/06             $264,226.41
 1008499962          9962         XXXXXX9962             178                  MARM 2006-0A2 11/15/06             $549,585.09
 1008500751          0751         XXXXXX0751             178                  MARM 2006-0A2 11/15/06             $175,150.33
 1008502278          2278         XXXXXX2278             178                  MARM 2006-0A2 11/15/06             $380,214.15
 1008502658          2658         XXXXXX2658             178                  MARM 2006-0A2 11/15/06             $285,792.70
 1008502740          2740         XXXXXX2740             178                  MARM 2006-0A2 11/15/06             $324,454.40
 1008508051          8051         XXXXXX8051             178                  MARM 2006-0A2 11/15/06             $248,684.62
 1008508580          8580         XXXXXX8580             178                  MARM 2006-0A2 11/15/06             $250,202.14
 1008510016          0016         XXXXXX0016             178                  MARM 2006-0A2 11/15/06             $365,731.83
 1008511469          1469         XXXXXX1469             178                  MARM 2006-0A2 11/15/06             $370,342.87
 1008512004          2004         XXXXXX2004             178                  MARM 2006-0A2 11/15/06             $205,191.14
 1008512186          2186         XXXXXX2186             178                  MARM 2006-0A2 11/15/06             $441,172.81
 1008512319          2319         XXXXXX2319             178                  MARM 2006-0A2 11/15/06             $312,309.39
 1008520163          0163         XXXXXX0163             178                  MARM 2006-0A2 11/15/06             $455,254.42
 1008520759          0759         XXXXXX0759             178                  MARM 2006-0A2 11/15/06             $109,754.72
 1008523787          3787         XXXXXX3787             178                  MARM 2006-0A2 11/15/06             $156,134.01
 1008523993          3993         XXXXXX3993             178                  MARM 2006-0A2 11/15/06             $155,390.20
 1008524546          4546         XXXXXX4546             178                  MARM 2006-0A2 11/15/06             $298,274.57
 1008524728          4728         XXXXXX4728             178                  MARM 2006-0A2 11/15/06             $245,019.09
 1008525196          5196         XXXXXX5196             178                  MARM 2006-0A2 11/15/06             $254,610.72
 1008526483          6483         XXXXXX6483             178                  MARM 2006-0A2 11/15/06             $380,300.31
 1008526954          6954         XXXXXX6954             178                  MARM 2006-0A2 11/15/06             $111,823.17
 1008531822          1822         XXXXXX1822             178                  MARM 2006-0A2 11/15/06             $335,301.70
 1008535047          5047         XXXXXX5047             178                  MARM 2006-0A2 11/15/06             $224,151.36
 1008539817          9817         XXXXXX9817             178                  MARM 2006-0A2 11/15/06             $264,585.75
 1008540906          0906         XXXXXX0906             178                  MARM 2006-0A2 11/15/06             $199,590.75
 1008542498          2498         XXXXXX2498             178                  MARM 2006-0A2 11/15/06             $878,540.96
 1008542910          2910         XXXXXX2910             178                  MARM 2006-0A2 11/15/06             $199,750.86
 1008543413          3413         XXXXXX3413             178                  MARM 2006-0A2 11/15/06             $223,487.77
 1008545749          5749         XXXXXX5749             178                  MARM 2006-0A2 11/15/06              $87,529.02
 1008546374          6374         XXXXXX6374             178                  MARM 2006-0A2 11/15/06             $290,318.93
 1008546804          6804         XXXXXX6804             178                  MARM 2006-0A2 11/15/06             $119,587.62
 1008548214          8214         XXXXXX8214             178                  MARM 2006-0A2 11/15/06             $211,125.62
 1008549055          9055         XXXXXX9055             178                  MARM 2006-0A2 11/15/06             $268,925.39
 1008549857          9857         XXXXXX9857             178                  MARM 2006-0A2 11/15/06             $229,451.90
 1008551531          1531         XXXXXX1531             178                  MARM 2006-0A2 11/15/06             $316,190.85
 1008645754          5754         XXXXXX5754             178                  MARM 2006-0A2 11/15/06             $770,718.63
 1008647628          7628         XXXXXX7628             178                  MARM 2006-0A2 11/15/06             $239,410.21
 1008651349          1349         XXXXXX1349             178                  MARM 2006-0A2 11/15/06             $330,690.46
 1008652149          2149         XXXXXX2149             178                  MARM 2006-0A2 11/15/06             $355,410.68
 1008653683          3683         XXXXXX3683             178                  MARM 2006-0A2 11/15/06             $609,601.80
 1008657056          7056         XXXXXX7056             178                  MARM 2006-0A2 11/15/06             $472,067.19
 1008657684          7684         XXXXXX7684             178                  MARM 2006-0A2 11/15/06             $202,666.65
 1008661025          1025         XXXXXX1025             178                  MARM 2006-0A2 11/15/06             $339,668.31
 1008661033          1033         XXXXXX1033             178                  MARM 2006-0A2 11/15/06             $307,298.09
 1008662189          2189         XXXXXX2189             178                  MARM 2006-0A2 11/15/06             $167,018.17
 1008670471          0471         XXXXXX0471             178                  MARM 2006-0A2 11/15/06             $433,435.28
 1008671222          1222         XXXXXX1222             178                  MARM 2006-0A2 11/15/06             $508,000.00
 3001652167          2167         XXXXXX2167             178                  MARM 2006-0A2 11/15/06             $309,635.32
 3001682743          2743         XXXXXX2743             178                  MARM 2006-0A2 11/15/06             $896,109.59
 3001686363          6363         XXXXXX6363             178                  MARM 2006-0A2 11/15/06             $329,356.70
 3001686967          6967         XXXXXX6967             178                  MARM 2006-0A2 11/15/06             $288,775.83
 3001687247          7247         XXXXXX7247             178                  MARM 2006-0A2 11/15/06             $510,512.54
 3001704281          4281         XXXXXX4281             178                  MARM 2006-0A2 11/15/06             $270,125.44
 3001741978          1978         XXXXXX1978             178                  MARM 2006-0A2 11/15/06             $263,103.23
 3001746886          6886         XXXXXX6886             178                  MARM 2006-0A2 11/15/06             $266,901.58
 3001747728          7728         XXXXXX7728             178                  MARM 2006-0A2 11/15/06             $298,697.60
 3001835556          5556         XXXXXX5556             178                  MARM 2006-0A2 11/15/06             $566,102.55
 3001853971          3971         XXXXXX3971             178                  MARM 2006-0A2 11/15/06             $461,996.70
 3001855299          5299         XXXXXX5299             178                  MARM 2006-0A2 11/15/06             $243,840.68
 3001856602          6602         XXXXXX6602             178                  MARM 2006-0A2 11/15/06             $405,157.74
 3001857717          7717         XXXXXX7717             178                  MARM 2006-0A2 11/15/06             $322,135.86
 3001861644          1644         XXXXXX1644             178                  MARM 2006-0A2 11/15/06             $336,633.41
 3001912579          2579         XXXXXX2579             178                  MARM 2006-0A2 11/15/06             $211,265.43
 3001913213          3213         XXXXXX3213             178                  MARM 2006-0A2 11/15/06             $153,346.38
 3001914096          4096         XXXXXX4096             178                  MARM 2006-0A2 11/15/06             $311,442.62
 3001921497          1497         XXXXXX1497             178                  MARM 2006-0A2 11/15/06             $237,363.84
 3001930423          0423         XXXXXX0423             178                  MARM 2006-0A2 11/15/06             $156,915.92
 3001930647          0647         XXXXXX0647             178                  MARM 2006-0A2 11/15/06             $324,068.62
 3001936156          6156         XXXXXX6156             178                  MARM 2006-0A2 11/15/06             $343,825.84
 3001938988          8988         XXXXXX8988             178                  MARM 2006-0A2 11/15/06             $186,867.87
 3001942089          2089         XXXXXX2089             178                  MARM 2006-0A2 11/15/06                $0.00
 3001942295          2295         XXXXXX2295             178                  MARM 2006-0A2 11/15/06             $343,389.35
 3001942477          2477         XXXXXX2477             178                  MARM 2006-0A2 11/15/06             $274,261.25
 3001962285          2285         XXXXXX2285             178                  MARM 2006-0A2 11/15/06             $141,225.03
 3002025942          5942         XXXXXX5942             178                  MARM 2006-0A2 11/15/06             $246,249.95
 3002029068          9068         XXXXXX9068             178                  MARM 2006-0A2 11/15/06             $275,913.75
 3002030421          0421         XXXXXX0421             178                  MARM 2006-0A2 11/15/06             $334,078.64
 3002032534          2534         XXXXXX2534             178                  MARM 2006-0A2 11/15/06             $348,093.41
 3002034845          4845         XXXXXX4845             178                  MARM 2006-0A2 11/15/06             $135,973.97
 3002036600          6600         XXXXXX6600             178                  MARM 2006-0A2 11/15/06             $149,747.65
 3002039737          9737         XXXXXX9737             178                  MARM 2006-0A2 11/15/06             $175,848.07
 3002040966          0966         XXXXXX0966             178                  MARM 2006-0A2 11/15/06             $222,652.29
 3002052375          2375         XXXXXX2375             178                  MARM 2006-0A2 11/15/06             $258,685.68
 3002059081          9081         XXXXXX9081             178                  MARM 2006-0A2 11/15/06             $309,879.23
 3002059503          9503         XXXXXX9503             178                  MARM 2006-0A2 11/15/06             $302,737.74
 3002076622          6622         XXXXXX6622             178                  MARM 2006-0A2 11/15/06             $329,094.66
 3002133720          3720         XXXXXX3720             178                  MARM 2006-0A2 11/15/06             $183,962.56
 3002148652          8652         XXXXXX8652             178                  MARM 2006-0A2 11/15/06             $293,652.02
 3002162166          2166         XXXXXX2166             178                  MARM 2006-0A2 11/15/06             $222,285.95
 3002162273          2273         XXXXXX2273             178                  MARM 2006-0A2 11/15/06             $400,420.52
 3002162323          2323         XXXXXX2323             178                  MARM 2006-0A2 11/15/06             $261,253.68
 3002164212          4212         XXXXXX4212             178                  MARM 2006-0A2 11/15/06             $402,406.71
 3002164733          4733         XXXXXX4733             178                  MARM 2006-0A2 11/15/06             $358,013.47
 3002165029          5029         XXXXXX5029             178                  MARM 2006-0A2 11/15/06             $491,209.46
 3002169179          9179         XXXXXX9179             178                  MARM 2006-0A2 11/15/06             $312,106.53
 3002181190          1190         XXXXXX1190             178                  MARM 2006-0A2 11/15/06             $135,026.29
 3002183675          3675         XXXXXX3675             178                  MARM 2006-0A2 11/15/06             $494,947.49
 3002183733          3733         XXXXXX3733             178                  MARM 2006-0A2 11/15/06             $313,240.87
 3002183881          3881         XXXXXX3881             178                  MARM 2006-0A2 11/15/06             $189,840.47
 3002184061          4061         XXXXXX4061             178                  MARM 2006-0A2 11/15/06             $232,997.51
 3002207144          7144         XXXXXX7144             178                  MARM 2006-0A2 11/15/06             $109,831.08
 3002217556          7556         XXXXXX7556             178                  MARM 2006-0A2 11/15/06             $248,957.93
 3002225138          5138         XXXXXX5138             178                  MARM 2006-0A2 11/15/06             $254,953.76
 1007228016          8016         XXXXXX8016             432                MLMI 2006-F1 (ML) 09/29/06           $675,000.00
 1007407073          7073         XXXXXX7073             432                MLMI 2006-F1 (ML) 09/29/06           $581,819.87
 1007549619          9619         XXXXXX9619             432                MLMI 2006-F1 (ML) 09/29/06           $733,346.49
 1007560061          0061         XXXXXX0061             432                MLMI 2006-F1 (ML) 09/29/06           $548,000.00
 1007560129          0129         XXXXXX0129             432                MLMI 2006-F1 (ML) 09/29/06           $608,803.51
 1007643289          3289         XXXXXX3289             432                MLMI 2006-F1 (ML) 09/29/06           $559,649.05
 1007688094          8094         XXXXXX8094             432                MLMI 2006-F1 (ML) 09/29/06           $444,339.40
 1007692799          2799         XXXXXX2799             432                MLMI 2006-F1 (ML) 09/29/06          $1,287,303.00
 1007700113          0113         XXXXXX0113             432                MLMI 2006-F1 (ML) 09/29/06           $977,046.94
 1007734047          4047         XXXXXX4047             432                MLMI 2006-F1 (ML) 09/29/06           $628,000.00
 1007765074          5074         XXXXXX5074             432                MLMI 2006-F1 (ML) 09/29/06           $492,929.22
 1007806738          6738         XXXXXX6738             432                MLMI 2006-F1 (ML) 09/29/06           $483,397.91
 1007862913          2913         XXXXXX2913             432                MLMI 2006-F1 (ML) 09/29/06           $440,563.69
 1008027730          7730         XXXXXX7730             432                MLMI 2006-F1 (ML) 09/29/06           $587,200.00
 1008028175          8175         XXXXXX8175             432                MLMI 2006-F1 (ML) 09/29/06              $0.00
 1008099952          9952         XXXXXX9952             432                MLMI 2006-F1 (ML) 09/29/06           $551,804.50
 3001644057          4057         XXXXXX4057             432                MLMI 2006-F1 (ML) 09/29/06           $520,000.00
 3001665995          5995         XXXXXX5995             432                MLMI 2006-F1 (ML) 09/29/06           $464,133.48
 3001666076          6076         XXXXXX6076             432                MLMI 2006-F1 (ML) 09/29/06           $430,719.45
 3001666159          6159         XXXXXX6159             432                MLMI 2006-F1 (ML) 09/29/06           $530,128.82
 3001669542          9542         XXXXXX9542             432                MLMI 2006-F1 (ML) 09/29/06           $481,760.19
 3001696594          6594         XXXXXX6594             432                MLMI 2006-F1 (ML) 09/29/06           $463,289.78
 3001730435          0435         XXXXXX0435             432                MLMI 2006-F1 (ML) 09/29/06           $545,520.57
 3001754765          4765         XXXXXX4765             432                MLMI 2006-F1 (ML) 09/29/06           $438,236.36
 3001787856          7856         XXXXXX7856             432                MLMI 2006-F1 (ML) 09/29/06           $563,356.56
 3001788003          8003         XXXXXX8003             432                MLMI 2006-F1 (ML) 09/29/06           $537,864.45
 3001788151          8151         XXXXXX8151             432                MLMI 2006-F1 (ML) 09/29/06           $623,521.85
 3001788177          8177         XXXXXX8177             432                MLMI 2006-F1 (ML) 09/29/06           $535,468.94
 3001796154          6154         XXXXXX6154             432                MLMI 2006-F1 (ML) 09/29/06           $404,678.57
 3001796568          6568         XXXXXX6568             432                MLMI 2006-F1 (ML) 09/29/06           $945,340.86
 3001813603          3603         XXXXXX3603             432                MLMI 2006-F1 (ML) 09/29/06           $992,284.37
 3001814049          4049         XXXXXX4049             432                MLMI 2006-F1 (ML) 09/29/06           $473,984.63
 3001828569          8569         XXXXXX8569             432                MLMI 2006-F1 (ML) 09/29/06           $587,347.00
 3001828668          8668         XXXXXX8668             432                MLMI 2006-F1 (ML) 09/29/06           $591,775.01
 3001848682          8682         XXXXXX8682             432                MLMI 2006-F1 (ML) 09/29/06           $820,105.73
 3001879687          9687         XXXXXX9687             432                MLMI 2006-F1 (ML) 09/29/06           $593,363.89
 3001888951          8951         XXXXXX8951             432                MLMI 2006-F1 (ML) 09/29/06           $585,092.38
 1007228016          8016         XXXXXX8016             432                  MLMI 2006-F-1 09/29/06             $675,000.00
 1007407073          7073         XXXXXX7073             432                  MLMI 2006-F-1 09/29/06             $581,819.87
 1007549619          9619         XXXXXX9619             432                  MLMI 2006-F-1 09/29/06             $733,346.49
 1007560061          0061         XXXXXX0061             432                  MLMI 2006-F-1 09/29/06             $548,000.00
 1007560129          0129         XXXXXX0129             432                  MLMI 2006-F-1 09/29/06             $608,803.51
 1007643289          3289         XXXXXX3289             432                  MLMI 2006-F-1 09/29/06             $559,649.05
 1007688094          8094         XXXXXX8094             432                  MLMI 2006-F-1 09/29/06             $444,339.40
 1007692799          2799         XXXXXX2799             432                  MLMI 2006-F-1 09/29/06            $1,287,303.00
 1007700113          0113         XXXXXX0113             432                  MLMI 2006-F-1 09/29/06             $977,046.94
 1007734047          4047         XXXXXX4047             432                  MLMI 2006-F-1 09/29/06             $628,000.00
 1007765074          5074         XXXXXX5074             432                  MLMI 2006-F-1 09/29/06             $492,929.22
 1007806738          6738         XXXXXX6738             432                  MLMI 2006-F-1 09/29/06             $483,397.91
 1007862913          2913         XXXXXX2913             432                  MLMI 2006-F-1 09/29/06             $440,563.69
 1008027730          7730         XXXXXX7730             432                  MLMI 2006-F-1 09/29/06             $587,200.00
 1008028175          8175         XXXXXX8175             432                  MLMI 2006-F-1 09/29/06                $0.00
 1008099952          9952         XXXXXX9952             432                  MLMI 2006-F-1 09/29/06             $551,804.50
 3001644057          4057         XXXXXX4057             432                  MLMI 2006-F-1 09/29/06             $520,000.00
 3001665995          5995         XXXXXX5995             432                  MLMI 2006-F-1 09/29/06             $464,133.48
 3001666076          6076         XXXXXX6076             432                  MLMI 2006-F-1 09/29/06             $430,719.45
 3001666159          6159         XXXXXX6159             432                  MLMI 2006-F-1 09/29/06             $530,128.82
 3001669542          9542         XXXXXX9542             432                  MLMI 2006-F-1 09/29/06             $481,760.19
 3001696594          6594         XXXXXX6594             432                  MLMI 2006-F-1 09/29/06             $463,289.78
 3001730435          0435         XXXXXX0435             432                  MLMI 2006-F-1 09/29/06             $545,520.57
 3001754765          4765         XXXXXX4765             432                  MLMI 2006-F-1 09/29/06             $438,236.36
 3001787856          7856         XXXXXX7856             432                  MLMI 2006-F-1 09/29/06             $563,356.56
 3001788003          8003         XXXXXX8003             432                  MLMI 2006-F-1 09/29/06             $537,864.45
 3001788151          8151         XXXXXX8151             432                  MLMI 2006-F-1 09/29/06             $623,521.85
 3001788177          8177         XXXXXX8177             432                  MLMI 2006-F-1 09/29/06             $535,468.94
 3001796154          6154         XXXXXX6154             432                  MLMI 2006-F-1 09/29/06             $404,678.57
 3001796568          6568         XXXXXX6568             432                  MLMI 2006-F-1 09/29/06             $945,340.86
 3001813603          3603         XXXXXX3603             432                  MLMI 2006-F-1 09/29/06             $992,284.37
 3001814049          4049         XXXXXX4049             432                  MLMI 2006-F-1 09/29/06             $473,984.63
 3001828569          8569         XXXXXX8569             432                  MLMI 2006-F-1 09/29/06             $587,347.00
 3001828668          8668         XXXXXX8668             432                  MLMI 2006-F-1 09/29/06             $591,775.01
 3001848682          8682         XXXXXX8682             432                  MLMI 2006-F-1 09/29/06             $820,105.73
 3001879687          9687         XXXXXX9687             432                  MLMI 2006-F-1 09/29/06             $593,363.89
 3001888951          8951         XXXXXX8951             432                  MLMI 2006-F-1 09/29/06             $585,092.38
 1007359159          9159         XXXXXX9159             431                   MLMI 2006-HE5 092906              $308,906.19
 1007510546          0546         XXXXXX0546             431                   MLMI 2006-HE5 092906              $463,999.67
 1007530593          0593         XXXXXX0593             431                   MLMI 2006-HE5 092906              $415,327.78
 1007541004          1004         XXXXXX1004             431                   MLMI 2006-HE5 092906              $251,200.00
 1007548710          8710         XXXXXX8710             431                   MLMI 2006-HE5 092906              $238,960.00
 1007562729          2729         XXXXXX2729             431                   MLMI 2006-HE5 092906              $195,200.00
 1007591736          1736         XXXXXX1736             431                   MLMI 2006-HE5 092906              $239,199.59
 1007610692          0692         XXXXXX0692             431                   MLMI 2006-HE5 092906              $323,785.37
 1007614918          4918         XXXXXX4918             431                   MLMI 2006-HE5 092906              $231,564.46
 1007712035          2035         XXXXXX2035             431                   MLMI 2006-HE5 092906              $106,026.52
 1007745290          5290         XXXXXX5290             431                   MLMI 2006-HE5 092906              $438,464.00
 1007746363          6363         XXXXXX6363             431                   MLMI 2006-HE5 092906              $149,553.03
 1007759747          9747         XXXXXX9747             431                   MLMI 2006-HE5 092906              $159,311.25
 1007775537          5537         XXXXXX5537             431                   MLMI 2006-HE5 092906              $268,348.63
 1007804873          4873         XXXXXX4873             431                   MLMI 2006-HE5 092906              $137,800.00
 1007808148          8148         XXXXXX8148             431                   MLMI 2006-HE5 092906              $393,653.74
 1007813536          3536         XXXXXX3536             431                   MLMI 2006-HE5 092906              $191,935.38
 1007813973          3973         XXXXXX3973             431                   MLMI 2006-HE5 092906              $334,400.00
 1007821729          1729         XXXXXX1729             431                   MLMI 2006-HE5 092906              $456,000.00
 1007823253          3253         XXXXXX3253             431                   MLMI 2006-HE5 092906              $359,281.62
 1007830506          0506         XXXXXX0506             431                   MLMI 2006-HE5 092906              $497,600.00
 1007832171          2171         XXXXXX2171             431                   MLMI 2006-HE5 092906              $267,120.00
 1007833039          3039         XXXXXX3039             431                   MLMI 2006-HE5 092906              $131,915.83
 1007836453          6453         XXXXXX6453             431                   MLMI 2006-HE5 092906              $200,000.00
 1007840638          0638         XXXXXX0638             431                   MLMI 2006-HE5 092906              $303,000.00
 1007844150          4150         XXXXXX4150             431                   MLMI 2006-HE5 092906              $319,992.00
 1007847724          7724         XXXXXX7724             431                   MLMI 2006-HE5 092906              $356,160.00
 1007847898          7898         XXXXXX7898             431                   MLMI 2006-HE5 092906              $179,419.10
 1007848797          8797         XXXXXX8797             431                   MLMI 2006-HE5 092906              $296,800.00
 1007856998          6998         XXXXXX6998             431                   MLMI 2006-HE5 092906              $222,839.56
 1007857434          7434         XXXXXX7434             431                   MLMI 2006-HE5 092906              $300,320.00
 1007862194          2194         XXXXXX2194             431                   MLMI 2006-HE5 092906              $327,980.00
 1007864844          4844         XXXXXX4844             431                   MLMI 2006-HE5 092906              $158,400.00
 1007867888          7888         XXXXXX7888             431                   MLMI 2006-HE5 092906              $219,998.98
 1007869520          9520         XXXXXX9520             431                   MLMI 2006-HE5 092906              $234,600.00
 1007869579          9579         XXXXXX9579             431                   MLMI 2006-HE5 092906              $138,400.00
 1007873647          3647         XXXXXX3647             431                   MLMI 2006-HE5 092906              $423,999.96
 1007874744          4744         XXXXXX4744             431                   MLMI 2006-HE5 092906              $278,400.00
 1007874934          4934         XXXXXX4934             431                   MLMI 2006-HE5 092906                 $0.00
 1007876988          6988         XXXXXX6988             431                   MLMI 2006-HE5 092906              $212,000.00
 1007877796          7796         XXXXXX7796             431                   MLMI 2006-HE5 092906              $179,200.00
 1007879875          9875         XXXXXX9875             431                   MLMI 2006-HE5 092906              $104,000.00
 1007880899          0899         XXXXXX0899             431                   MLMI 2006-HE5 092906              $479,999.99
 1007883463          3463         XXXXXX3463             431                   MLMI 2006-HE5 092906              $162,506.54
 1007887910          7910         XXXXXX7910             431                   MLMI 2006-HE5 092906              $500,000.00
 1007888579          8579         XXXXXX8579             431                   MLMI 2006-HE5 092906              $104,814.42
 1007890724          0724         XXXXXX0724             431                   MLMI 2006-HE5 092906              $168,000.00
 1007893181          3181         XXXXXX3181             431                   MLMI 2006-HE5 092906              $287,744.66
 1007899337          9337         XXXXXX9337             431                   MLMI 2006-HE5 092906              $650,000.00
 1007900093          0093         XXXXXX0093             431                   MLMI 2006-HE5 092906              $244,928.54
 1007900242          0242         XXXXXX0242             431                   MLMI 2006-HE5 092906              $472,000.00
 1007906264          6264         XXXXXX6264             431                   MLMI 2006-HE5 092906              $323,895.37
 1007907882          7882         XXXXXX7882             431                   MLMI 2006-HE5 092906              $329,600.00
 1007908666          8666         XXXXXX8666             431                   MLMI 2006-HE5 092906              $216,000.00
 1007916461          6461         XXXXXX6461             431                   MLMI 2006-HE5 092906              $207,237.66
 1007917139          7139         XXXXXX7139             431                   MLMI 2006-HE5 092906              $416,000.00
 1007917790          7790         XXXXXX7790             431                   MLMI 2006-HE5 092906              $428,000.00
 1007921321          1321         XXXXXX1321             431                   MLMI 2006-HE5 092906              $259,282.65
 1007922634          2634         XXXXXX2634             431                   MLMI 2006-HE5 092906              $152,534.92
 1007929779          9779         XXXXXX9779             431                   MLMI 2006-HE5 092906              $329,208.82
 1007934993          4993         XXXXXX4993             431                   MLMI 2006-HE5 092906              $135,755.66
 1007936212          6212         XXXXXX6212             431                   MLMI 2006-HE5 092906              $172,800.00
 1007937962          7962         XXXXXX7962             431                   MLMI 2006-HE5 092906              $330,000.00
 1007945247          5247         XXXXXX5247             431                   MLMI 2006-HE5 092906              $393,073.77
 1007946096          6096         XXXXXX6096             431                   MLMI 2006-HE5 092906              $259,969.67
 1007956772          6772         XXXXXX6772             431                   MLMI 2006-HE5 092906              $213,797.05
 1007960055          0055         XXXXXX0055             431                   MLMI 2006-HE5 092906              $411,825.72
 1007962127          2127         XXXXXX2127             431                   MLMI 2006-HE5 092906              $155,409.43
 1007966508          6508         XXXXXX6508             431                   MLMI 2006-HE5 092906              $331,600.00
 1007967316          7316         XXXXXX7316             431                   MLMI 2006-HE5 092906              $176,736.37
 1007968652          8652         XXXXXX8652             431                   MLMI 2006-HE5 092906              $204,000.00
 1007969031          9031         XXXXXX9031             431                   MLMI 2006-HE5 092906              $270,952.15
 1007976986          6986         XXXXXX6986             431                   MLMI 2006-HE5 092906              $243,200.00
 1007978537          8537         XXXXXX8537             431                   MLMI 2006-HE5 092906              $438,400.00
 1007978743          8743         XXXXXX8743             431                   MLMI 2006-HE5 092906              $303,600.00
 1007982372          2372         XXXXXX2372             431                   MLMI 2006-HE5 092906              $200,800.00
 1007984170          4170         XXXXXX4170             431                   MLMI 2006-HE5 092906              $280,000.00
 1007985227          5227         XXXXXX5227             431                   MLMI 2006-HE5 092906              $325,500.00
 1007992157          2157         XXXXXX2157             431                   MLMI 2006-HE5 092906              $264,000.00
 1007993478          3478         XXXXXX3478             431                   MLMI 2006-HE5 092906              $240,000.00
 1007994740          4740         XXXXXX4740             431                   MLMI 2006-HE5 092906              $308,520.62
 1008000695          0695         XXXXXX0695             431                   MLMI 2006-HE5 092906              $284,000.00
 1008012872          2872         XXXXXX2872             431                   MLMI 2006-HE5 092906              $132,000.00
 1007611716          1716         XXXXXX1716            4103                  MSM 2006-17XS 12/28/06             $688,000.00
 1007900838          0838         XXXXXX0838            4103                  MSM 2006-17XS 12/28/06             $288,000.00
 1008279901          9901         XXXXXX9901            4103                  MSM 2006-17XS 12/28/06             $336,000.00
 1008283747          3747         XXXXXX3747            4103                  MSM 2006-17XS 12/28/06             $150,323.35
 1008295048          5048         XXXXXX5048            4103                  MSM 2006-17XS 12/28/06             $138,858.50
 1008351965          1965         XXXXXX1965            4103                  MSM 2006-17XS 12/28/06             $248,451.85
 1008359737          9737         XXXXXX9737            4103                  MSM 2006-17XS 12/28/06             $367,200.00
 3001666324          6324         XXXXXX6324            4103                  MSM 2006-17XS 12/28/06             $426,569.69
 3001795206          5206         XXXXXX5206            4103                  MSM 2006-17XS 12/28/06             $124,838.38
 3001795552          5552         XXXXXX5552            4103                  MSM 2006-17XS 12/28/06             $149,644.29
 3001796915          6915         XXXXXX6915            4103                  MSM 2006-17XS 12/28/06             $109,106.13
 3001817240          7240         XXXXXX7240            4103                  MSM 2006-17XS 12/28/06             $233,418.46
 3002098311          8311         XXXXXX8311            4103                  MSM 2006-17XS 12/28/06             $237,976.19
 3002099871          9871         XXXXXX9871            4103                  MSM 2006-17XS 12/28/06             $162,625.00
 1003002191          2191         XXXXXX2191             670                   RAST 2006 A5CB (LB)               $242,066.76
 1003004619          4619         XXXXXX4619             670                   RAST 2006 A5CB (LB)               $273,802.19
 1006260119          0119         XXXXXX0119             670                   RAST 2006 A5CB (LB)               $167,612.98
 1006762734          2734         XXXXXX2734             670                   RAST 2006 A5CB (LB)               $124,797.85
 1006804452          4452         XXXXXX4452             670                   RAST 2006 A5CB (LB)               $338,456.92
 1006832180          2180         XXXXXX2180             670                   RAST 2006 A5CB (LB)               $256,000.00
 1006842130          2130         XXXXXX2130             670                   RAST 2006 A5CB (LB)                  $0.00
 1006864944          4944         XXXXXX4944             670                   RAST 2006 A5CB (LB)                  $0.00
 1006864977          4977         XXXXXX4977             670                   RAST 2006 A5CB (LB)               $155,363.57
 1006865271          5271         XXXXXX5271             670                   RAST 2006 A5CB (LB)               $158,728.26
 1006865784          5784         XXXXXX5784             670                   RAST 2006 A5CB (LB)               $127,800.00
 1006866915          6915         XXXXXX6915             670                   RAST 2006 A5CB (LB)               $176,897.22
 1006898215          8215         XXXXXX8215             670                   RAST 2006 A5CB (LB)                $58,513.63
 1006903171          3171         XXXXXX3171             670                   RAST 2006 A5CB (LB)                $80,167.85
 1006903452          3452         XXXXXX3452             670                   RAST 2006 A5CB (LB)               $281,778.21
 1006904906          4906         XXXXXX4906             670                   RAST 2006 A5CB (LB)               $310,500.00
 1006909293          9293         XXXXXX9293             670                   RAST 2006 A5CB (LB)               $233,600.00
 1006911083          1083         XXXXXX1083             670                   RAST 2006 A5CB (LB)               $296,934.69
 1006911224          1224         XXXXXX1224             670                   RAST 2006 A5CB (LB)               $297,419.75
 1006912750          2750         XXXXXX2750             670                   RAST 2006 A5CB (LB)               $131,506.29
 1006913642          3642         XXXXXX3642             670                   RAST 2006 A5CB (LB)               $158,365.13
 1006927790          7790         XXXXXX7790             670                   RAST 2006 A5CB (LB)               $235,362.55
 1006931958          1958         XXXXXX1958             670                   RAST 2006 A5CB (LB)               $103,081.59
 1006933665          3665         XXXXXX3665             670                   RAST 2006 A5CB (LB)               $155,197.86
 1006934994          4994         XXXXXX4994             670                   RAST 2006 A5CB (LB)               $207,883.85
 1006935017          5017         XXXXXX5017             670                   RAST 2006 A5CB (LB)               $194,056.45
 1006935199          5199         XXXXXX5199             670                   RAST 2006 A5CB (LB)                $60,657.25
 1006936965          6965         XXXXXX6965             670                   RAST 2006 A5CB (LB)               $330,427.29
 1006942765          2765         XXXXXX2765             670                   RAST 2006 A5CB (LB)               $162,450.81
 1006942989          2989         XXXXXX2989             670                   RAST 2006 A5CB (LB)                $49,680.13
 1006943961          3961         XXXXXX3961             670                   RAST 2006 A5CB (LB)               $168,336.78
 1006947343          7343         XXXXXX7343             670                   RAST 2006 A5CB (LB)               $189,704.23
 1006947749          7749         XXXXXX7749             670                   RAST 2006 A5CB (LB)                $71,252.86
 1006949026          9026         XXXXXX9026             670                   RAST 2006 A5CB (LB)               $246,853.60
 1006951980          1980         XXXXXX1980             670                   RAST 2006 A5CB (LB)               $186,770.51
 1006953796          3796         XXXXXX3796             670                   RAST 2006 A5CB (LB)               $215,903.78
 1006954513          4513         XXXXXX4513             670                   RAST 2006 A5CB (LB)               $118,965.51
 1006954604          4604         XXXXXX4604             670                   RAST 2006 A5CB (LB)                $35,796.58
 1006956930          6930         XXXXXX6930             670                   RAST 2006 A5CB (LB)               $106,999.56
 1006964777          4777         XXXXXX4777             670                   RAST 2006 A5CB (LB)               $109,335.49
 1006965931          5931         XXXXXX5931             670                   RAST 2006 A5CB (LB)               $367,492.92
 1006965980          5980         XXXXXX5980             670                   RAST 2006 A5CB (LB)               $294,670.51
 1006967242          7242         XXXXXX7242             670                   RAST 2006 A5CB (LB)               $319,109.18
 1006967390          7390         XXXXXX7390             670                   RAST 2006 A5CB (LB)               $147,994.01
 1006968091          8091         XXXXXX8091             670                   RAST 2006 A5CB (LB)                $66,991.82
 1006970675          0675         XXXXXX0675             670                   RAST 2006 A5CB (LB)               $205,823.70
 1006972044          2044         XXXXXX2044             670                   RAST 2006 A5CB (LB)               $163,989.83
 1006973620          3620         XXXXXX3620             670                   RAST 2006 A5CB (LB)               $487,758.40
 1006974552          4552         XXXXXX4552             670                   RAST 2006 A5CB (LB)               $100,983.44
 1006976367          6367         XXXXXX6367             670                   RAST 2006 A5CB (LB)               $113,224.96
 1006976482          6482         XXXXXX6482             670                   RAST 2006 A5CB (LB)               $147,778.12
 1006979049          9049         XXXXXX9049             670                   RAST 2006 A5CB (LB)               $254,854.46
 1006981086          1086         XXXXXX1086             670                   RAST 2006 A5CB (LB)               $328,000.00
 1006981334          1334         XXXXXX1334             670                   RAST 2006 A5CB (LB)               $102,716.34
 1006981714          1714         XXXXXX1714             670                   RAST 2006 A5CB (LB)               $269,765.87
 1006981870          1870         XXXXXX1870             670                   RAST 2006 A5CB (LB)               $233,700.86
 1006982365          2365         XXXXXX2365             670                   RAST 2006 A5CB (LB)               $123,643.90
 1006982498          2498         XXXXXX2498             670                   RAST 2006 A5CB (LB)               $141,600.00
 1006983124          3124         XXXXXX3124             670                   RAST 2006 A5CB (LB)                $67,716.57
 1006983835          3835         XXXXXX3835             670                   RAST 2006 A5CB (LB)               $161,679.52
 1006984973          4973         XXXXXX4973             670                   RAST 2006 A5CB (LB)               $148,617.26
 1006984981          4981         XXXXXX4981             670                   RAST 2006 A5CB (LB)               $173,247.84
 1006989055          9055         XXXXXX9055             670                   RAST 2006 A5CB (LB)               $203,473.16
 1006989097          9097         XXXXXX9097             670                   RAST 2006 A5CB (LB)               $233,808.85
 1006990079          0079         XXXXXX0079             670                   RAST 2006 A5CB (LB)                $77,195.67
 1006990723          0723         XXXXXX0723             670                   RAST 2006 A5CB (LB)               $235,509.65
 1006992646          2646         XXXXXX2646             670                   RAST 2006 A5CB (LB)               $124,543.01
 1006994121          4121         XXXXXX4121             670                   RAST 2006 A5CB (LB)               $244,000.00
 1006994295          4295         XXXXXX4295             670                   RAST 2006 A5CB (LB)               $352,800.00
 1006995086          5086         XXXXXX5086             670                   RAST 2006 A5CB (LB)               $156,174.47
 1006995839          5839         XXXXXX5839             670                   RAST 2006 A5CB (LB)               $345,122.56
 1006996878          6878         XXXXXX6878             670                   RAST 2006 A5CB (LB)               $395,354.66
 1007000449          0449         XXXXXX0449             670                   RAST 2006 A5CB (LB)               $276,800.00
 1007000563          0563         XXXXXX0563             670                   RAST 2006 A5CB (LB)               $149,750.63
 1007002064          2064         XXXXXX2064             670                   RAST 2006 A5CB (LB)               $163,194.54
 1007003054          3054         XXXXXX3054             670                   RAST 2006 A5CB (LB)                  $0.00
 1007003302          3302         XXXXXX3302             670                   RAST 2006 A5CB (LB)               $110,862.82
 1007004565          4565         XXXXXX4565             670                   RAST 2006 A5CB (LB)               $261,882.88
 1007007956          7956         XXXXXX7956             670                   RAST 2006 A5CB (LB)               $134,721.48
 1007008806          8806         XXXXXX8806             670                   RAST 2006 A5CB (LB)               $166,616.69
 1007009317          9317         XXXXXX9317             670                   RAST 2006 A5CB (LB)               $289,507.59
 1007012774          2774         XXXXXX2774             670                   RAST 2006 A5CB (LB)               $103,081.59
 1007013897          3897         XXXXXX3897             670                   RAST 2006 A5CB (LB)               $276,000.00
 1007014341          4341         XXXXXX4341             670                   RAST 2006 A5CB (LB)               $178,025.68
 1007019498          9498         XXXXXX9498             670                   RAST 2006 A5CB (LB)               $277,467.35
 1007019647          9647         XXXXXX9647             670                   RAST 2006 A5CB (LB)               $399,689.74
 1007021262          1262         XXXXXX1262             670                   RAST 2006 A5CB (LB)               $275,920.94
 1007027129          7129         XXXXXX7129             670                   RAST 2006 A5CB (LB)                $77,616.68
 1007028341          8341         XXXXXX8341             670                   RAST 2006 A5CB (LB)               $154,592.31
 1007029307          9307         XXXXXX9307             670                   RAST 2006 A5CB (LB)               $395,589.18
 1007033697          3697         XXXXXX3697             670                   RAST 2006 A5CB (LB)               $269,600.00
 1007038183          8183         XXXXXX8183             670                   RAST 2006 A5CB (LB)               $216,800.00
 1007038340          8340         XXXXXX8340             670                   RAST 2006 A5CB (LB)               $122,825.70
 1007038621          8621         XXXXXX8621             670                   RAST 2006 A5CB (LB)               $145,461.79
 1007041872          1872         XXXXXX1872             670                   RAST 2006 A5CB (LB)               $241,520.00
 1007042805          2805         XXXXXX2805             670                   RAST 2006 A5CB (LB)               $167,344.70
 1007046517          6517         XXXXXX6517             670                   RAST 2006 A5CB (LB)                $96,028.94
 1007046558          6558         XXXXXX6558             670                   RAST 2006 A5CB (LB)                $80,085.31
 1007047226          7226         XXXXXX7226             670                   RAST 2006 A5CB (LB)               $190,038.16
 1007049115          9115         XXXXXX9115             670                   RAST 2006 A5CB (LB)               $360,696.12
 1007049677          9677         XXXXXX9677             670                   RAST 2006 A5CB (LB)               $138,404.12
 1007052788          2788         XXXXXX2788             670                   RAST 2006 A5CB (LB)               $270,195.55
 1007052887          2887         XXXXXX2887             670                   RAST 2006 A5CB (LB)               $202,124.00
 1007053224          3224         XXXXXX3224             670                   RAST 2006 A5CB (LB)               $158,412.60
 1007053901          3901         XXXXXX3901             670                   RAST 2006 A5CB (LB)               $334,716.51
 1007055054          5054         XXXXXX5054             670                   RAST 2006 A5CB (LB)               $114,975.64
 1007055880          5880         XXXXXX5880             670                   RAST 2006 A5CB (LB)               $212,077.67
 1007056631          6631         XXXXXX6631             670                   RAST 2006 A5CB (LB)               $140,330.84
 1007058777          8777         XXXXXX8777             670                   RAST 2006 A5CB (LB)                $87,241.32
 1007059395          9395         XXXXXX9395             670                   RAST 2006 A5CB (LB)               $214,089.37
 1007059528          9528         XXXXXX9528             670                   RAST 2006 A5CB (LB)                $91,103.66
 1007059734          9734         XXXXXX9734             670                   RAST 2006 A5CB (LB)               $404,429.90
 1007060336          0336         XXXXXX0336             670                   RAST 2006 A5CB (LB)                $65,953.34
 1007060344          0344         XXXXXX0344             670                   RAST 2006 A5CB (LB)                $65,953.34
 1007060351          0351         XXXXXX0351             670                   RAST 2006 A5CB (LB)               $141,367.32
 1007061177          1177         XXXXXX1177             670                   RAST 2006 A5CB (LB)               $156,670.98
 1007066093          6093         XXXXXX6093             670                   RAST 2006 A5CB (LB)               $122,672.76
 1007068743          8743         XXXXXX8743             670                   RAST 2006 A5CB (LB)               $513,351.48
 1007070863          0863         XXXXXX0863             670                   RAST 2006 A5CB (LB)               $169,875.51
 1007071358          1358         XXXXXX1358             670                   RAST 2006 A5CB (LB)               $252,139.56
 1007072166          2166         XXXXXX2166             670                   RAST 2006 A5CB (LB)               $356,334.49
 1007072422          2422         XXXXXX2422             670                   RAST 2006 A5CB (LB)               $103,015.93
 1007073883          3883         XXXXXX3883             670                   RAST 2006 A5CB (LB)               $396,205.35
 1007074279          4279         XXXXXX4279             670                   RAST 2006 A5CB (LB)               $118,348.05
 1007076258          6258         XXXXXX6258             670                   RAST 2006 A5CB (LB)               $286,595.80
 1007077405          7405         XXXXXX7405             670                   RAST 2006 A5CB (LB)               $144,339.85
 1007077611          7611         XXXXXX7611             670                   RAST 2006 A5CB (LB)               $343,434.80
 1007077769          7769         XXXXXX7769             670                   RAST 2006 A5CB (LB)               $400,798.08
 1007079708          9708         XXXXXX9708             670                   RAST 2006 A5CB (LB)               $271,270.23
 1007080581          0581         XXXXXX0581             670                   RAST 2006 A5CB (LB)               $150,085.99
 1007083312          3312         XXXXXX3312             670                   RAST 2006 A5CB (LB)                $46,701.62
 1007083379          3379         XXXXXX3379             670                   RAST 2006 A5CB (LB)                $79,406.69
 1007083593          3593         XXXXXX3593             670                   RAST 2006 A5CB (LB)                $76,900.50
 1007083650          3650         XXXXXX3650             670                   RAST 2006 A5CB (LB)               $206,385.25
 1007084450          4450         XXXXXX4450             670                   RAST 2006 A5CB (LB)               $218,103.38
 1007084880          4880         XXXXXX4880             670                   RAST 2006 A5CB (LB)               $324,000.00
 1007085580          5580         XXXXXX5580             670                   RAST 2006 A5CB (LB)                $51,595.43
 1007087495          7495         XXXXXX7495             670                   RAST 2006 A5CB (LB)               $183,328.61
 1007087859          7859         XXXXXX7859             670                   RAST 2006 A5CB (LB)               $188,800.00
 1007089475          9475         XXXXXX9475             670                   RAST 2006 A5CB (LB)               $308,960.54
 1007091653          1653         XXXXXX1653             670                   RAST 2006 A5CB (LB)               $103,841.25
 1007095555          5555         XXXXXX5555             670                   RAST 2006 A5CB (LB)               $135,818.63
 1007096637          6637         XXXXXX6637             670                   RAST 2006 A5CB (LB)               $277,015.75
 1007098559          8559         XXXXXX8559             670                   RAST 2006 A5CB (LB)               $200,000.00
 1007099755          9755         XXXXXX9755             670                   RAST 2006 A5CB (LB)               $189,633.13
 1007099847          9847         XXXXXX9847             670                   RAST 2006 A5CB (LB)               $335,530.68
 1007101999          1999         XXXXXX1999             670                   RAST 2006 A5CB (LB)               $169,492.60
 1007102005          2005         XXXXXX2005             670                   RAST 2006 A5CB (LB)                  $0.00
 1007102369          2369         XXXXXX2369             670                   RAST 2006 A5CB (LB)                $61,600.00
 1007103185          3185         XXXXXX3185             670                   RAST 2006 A5CB (LB)               $218,308.79
 1007104910          4910         XXXXXX4910             670                   RAST 2006 A5CB (LB)               $225,986.48
 1007105446          5446         XXXXXX5446             670                   RAST 2006 A5CB (LB)               $303,200.00
 1007106303          6303         XXXXXX6303             670                   RAST 2006 A5CB (LB)               $135,021.76
 1007106527          6527         XXXXXX6527             670                   RAST 2006 A5CB (LB)               $174,501.33
 1007107269          7269         XXXXXX7269             670                   RAST 2006 A5CB (LB)               $220,000.00
 1007110032          0032         XXXXXX0032             670                   RAST 2006 A5CB (LB)               $388,538.16
 1007110123          0123         XXXXXX0123             670                   RAST 2006 A5CB (LB)                $99,503.11
 1007111311          1311         XXXXXX1311             670                   RAST 2006 A5CB (LB)               $273,516.74
 1007112558          2558         XXXXXX2558             670                   RAST 2006 A5CB (LB)               $313,600.00
 1007112632          2632         XXXXXX2632             670                   RAST 2006 A5CB (LB)               $154,877.94
 1007112822          2822         XXXXXX2822             670                   RAST 2006 A5CB (LB)               $146,628.97
 1007112947          2947         XXXXXX2947             670                   RAST 2006 A5CB (LB)               $333,523.55
 1007113317          3317         XXXXXX3317             670                   RAST 2006 A5CB (LB)               $236,000.00
 1007113663          3663         XXXXXX3663             670                   RAST 2006 A5CB (LB)               $483,874.56
 1007114430          4430         XXXXXX4430             670                   RAST 2006 A5CB (LB)                $69,034.95
 1007115676          5676         XXXXXX5676             670                   RAST 2006 A5CB (LB)               $132,591.12
 1007116443          6443         XXXXXX6443             670                   RAST 2006 A5CB (LB)                $94,476.26
 1007117821          7821         XXXXXX7821             670                   RAST 2006 A5CB (LB)               $297,212.66
 1007117987          7987         XXXXXX7987             670                   RAST 2006 A5CB (LB)               $252,000.00
 1007118241          8241         XXXXXX8241             670                   RAST 2006 A5CB (LB)               $360,000.00
 1007121195          1195         XXXXXX1195             670                   RAST 2006 A5CB (LB)                $87,369.58
 1007122417          2417         XXXXXX2417             670                   RAST 2006 A5CB (LB)               $106,960.90
 1007122961          2961         XXXXXX2961             670                   RAST 2006 A5CB (LB)               $209,740.58
 1007123712          3712         XXXXXX3712             670                   RAST 2006 A5CB (LB)               $226,955.44
 1007125865          5865         XXXXXX5865             670                   RAST 2006 A5CB (LB)               $278,833.23
 1007127366          7366         XXXXXX7366             670                   RAST 2006 A5CB (LB)               $165,996.32
 1007128265          8265         XXXXXX8265             670                   RAST 2006 A5CB (LB)               $255,607.00
 1007131046          1046         XXXXXX1046             670                   RAST 2006 A5CB (LB)               $363,654.62
 1007131186          1186         XXXXXX1186             670                   RAST 2006 A5CB (LB)               $267,541.85
 1007133505          3505         XXXXXX3505             670                   RAST 2006 A5CB (LB)               $122,993.31
 1007133810          3810         XXXXXX3810             670                   RAST 2006 A5CB (LB)               $123,810.91
 1007134123          4123         XXXXXX4123             670                   RAST 2006 A5CB (LB)                $95,313.53
 1007134479          4479         XXXXXX4479             670                   RAST 2006 A5CB (LB)               $269,029.99
 1007135591          5591         XXXXXX5591             670                   RAST 2006 A5CB (LB)               $149,164.56
 1007135849          5849         XXXXXX5849             670                   RAST 2006 A5CB (LB)               $146,182.40
 1007135955          5955         XXXXXX5955             670                   RAST 2006 A5CB (LB)               $373,507.55
 1007136474          6474         XXXXXX6474             670                   RAST 2006 A5CB (LB)               $163,306.45
 1007136540          6540         XXXXXX6540             670                   RAST 2006 A5CB (LB)               $193,500.00
 1007136730          6730         XXXXXX6730             670                   RAST 2006 A5CB (LB)                $51,240.10
 1007137191          7191         XXXXXX7191             670                   RAST 2006 A5CB (LB)               $288,000.00
 1007137514          7514         XXXXXX7514             670                   RAST 2006 A5CB (LB)               $328,000.00
 1007138686          8686         XXXXXX8686             670                   RAST 2006 A5CB (LB)               $123,965.77
 1007138785          8785         XXXXXX8785             670                   RAST 2006 A5CB (LB)               $158,445.76
 1007139510          9510         XXXXXX9510             670                   RAST 2006 A5CB (LB)               $180,000.00
 1007139635          9635         XXXXXX9635             670                   RAST 2006 A5CB (LB)               $415,920.18
 1007139643          9643         XXXXXX9643             670                   RAST 2006 A5CB (LB)               $361,045.01
 1007139726          9726         XXXXXX9726             670                   RAST 2006 A5CB (LB)               $164,300.03
 1007141680          1680         XXXXXX1680             670                   RAST 2006 A5CB (LB)               $146,826.99
 1007143066          3066         XXXXXX3066             670                   RAST 2006 A5CB (LB)               $113,974.24
 1007143074          3074         XXXXXX3074             670                   RAST 2006 A5CB (LB)               $166,535.16
 1007143330          3330         XXXXXX3330             670                   RAST 2006 A5CB (LB)               $154,733.54
 1007143801          3801         XXXXXX3801             670                   RAST 2006 A5CB (LB)               $284,000.00
 1007143900          3900         XXXXXX3900             670                   RAST 2006 A5CB (LB)               $126,954.03
 1007144866          4866         XXXXXX4866             670                   RAST 2006 A5CB (LB)                $71,391.87
 1007145236          5236         XXXXXX5236             670                   RAST 2006 A5CB (LB)               $147,686.88
 1007145459          5459         XXXXXX5459             670                   RAST 2006 A5CB (LB)               $172,591.99
 1007145509          5509         XXXXXX5509             670                   RAST 2006 A5CB (LB)               $174,387.36
 1007149196          9196         XXXXXX9196             670                   RAST 2006 A5CB (LB)               $127,099.90
 1007150806          0806         XXXXXX0806             670                   RAST 2006 A5CB (LB)               $232,000.00
 1007152158          2158         XXXXXX2158             670                   RAST 2006 A5CB (LB)                $94,445.46
 1007152976          2976         XXXXXX2976             670                   RAST 2006 A5CB (LB)               $242,112.21
 1007153727          3727         XXXXXX3727             670                   RAST 2006 A5CB (LB)               $269,183.55
 1007154071          4071         XXXXXX4071             670                   RAST 2006 A5CB (LB)               $159,199.12
 1007154097          4097         XXXXXX4097             670                   RAST 2006 A5CB (LB)               $128,109.46
 1007154220          4220         XXXXXX4220             670                   RAST 2006 A5CB (LB)               $102,013.79
 1007154394          4394         XXXXXX4394             670                   RAST 2006 A5CB (LB)                $96,157.14
 1007156845          6845         XXXXXX6845             670                   RAST 2006 A5CB (LB)                $87,210.47
 1007162207          2207         XXXXXX2207             670                   RAST 2006 A5CB (LB)               $172,481.89
 1007162256          2256         XXXXXX2256             670                   RAST 2006 A5CB (LB)               $220,346.39
 1007162280          2280         XXXXXX2280             670                   RAST 2006 A5CB (LB)                $60,941.31
 1007162801          2801         XXXXXX2801             670                   RAST 2006 A5CB (LB)               $206,186.32
 1007163957          3957         XXXXXX3957             670                   RAST 2006 A5CB (LB)               $303,918.51
 1007164450          4450         XXXXXX4450             670                   RAST 2006 A5CB (LB)                $71,964.63
 1007164906          4906         XXXXXX4906             670                   RAST 2006 A5CB (LB)               $287,304.80
 1007167016          7016         XXXXXX7016             670                   RAST 2006 A5CB (LB)               $219,497.72
 1007167255          7255         XXXXXX7255             670                   RAST 2006 A5CB (LB)               $158,458.19
 1007168600          8600         XXXXXX8600             670                   RAST 2006 A5CB (LB)               $203,542.95
 1007171687          1687         XXXXXX1687             670                   RAST 2006 A5CB (LB)               $328,226.55
 1007173154          3154         XXXXXX3154             670                   RAST 2006 A5CB (LB)               $220,000.00
 1007176058          6058         XXXXXX6058             670                   RAST 2006 A5CB (LB)                $98,106.20
 1007176421          6421         XXXXXX6421             670                   RAST 2006 A5CB (LB)               $211,614.66
 1007177247          7247         XXXXXX7247             670                   RAST 2006 A5CB (LB)               $413,005.68
 1007178062          8062         XXXXXX8062             670                   RAST 2006 A5CB (LB)               $126,910.10
 1007179508          9508         XXXXXX9508             670                   RAST 2006 A5CB (LB)               $136,000.00
 1007179656          9656         XXXXXX9656             670                   RAST 2006 A5CB (LB)               $395,732.02
 1007184052          4052         XXXXXX4052             670                   RAST 2006 A5CB (LB)               $249,688.12
 1007184870          4870         XXXXXX4870             670                   RAST 2006 A5CB (LB)               $231,703.57
 1007188582          8582         XXXXXX8582             670                   RAST 2006 A5CB (LB)               $113,884.53
 1007191537          1537         XXXXXX1537             670                   RAST 2006 A5CB (LB)               $264,000.00
 1007193384          3384         XXXXXX3384             670                   RAST 2006 A5CB (LB)               $202,200.00
 1007193418          3418         XXXXXX3418             670                   RAST 2006 A5CB (LB)               $353,960.06
 1007193913          3913         XXXXXX3913             670                   RAST 2006 A5CB (LB)               $271,198.68
 1007194630          4630         XXXXXX4630             670                   RAST 2006 A5CB (LB)               $166,700.80
 1007195611          5611         XXXXXX5611             670                   RAST 2006 A5CB (LB)               $186,412.29
 1007196635          6635         XXXXXX6635             670                   RAST 2006 A5CB (LB)                $75,379.35
 1007196692          6692         XXXXXX6692             670                   RAST 2006 A5CB (LB)               $269,050.60
 1007200270          0270         XXXXXX0270             670                   RAST 2006 A5CB (LB)               $115,107.09
 1007200536          0536         XXXXXX0536             670                   RAST 2006 A5CB (LB)               $103,155.76
 1007201567          1567         XXXXXX1567             670                   RAST 2006 A5CB (LB)               $111,877.23
 1007202573          2573         XXXXXX2573             670                   RAST 2006 A5CB (LB)                $51,652.57
 1007204215          4215         XXXXXX4215             670                   RAST 2006 A5CB (LB)               $259,600.00
 1007212325          2325         XXXXXX2325             670                   RAST 2006 A5CB (LB)               $176,322.47
 1007214214          4214         XXXXXX4214             670                   RAST 2006 A5CB (LB)               $164,000.00
 1007215609          5609         XXXXXX5609             670                   RAST 2006 A5CB (LB)               $115,200.00
 1007215773          5773         XXXXXX5773             670                   RAST 2006 A5CB (LB)               $138,400.00
 1007219668          9668         XXXXXX9668             670                   RAST 2006 A5CB (LB)               $252,891.69
 1007220310          0310         XXXXXX0310             670                   RAST 2006 A5CB (LB)               $135,663.02
 1007220856          0856         XXXXXX0856             670                   RAST 2006 A5CB (LB)               $317,431.39
 1007221417          1417         XXXXXX1417             670                   RAST 2006 A5CB (LB)               $208,000.00
 1007222746          2746         XXXXXX2746             670                   RAST 2006 A5CB (LB)               $295,920.00
 1007224064          4064         XXXXXX4064             670                   RAST 2006 A5CB (LB)               $102,944.97
 1007224320          4320         XXXXXX4320             670                   RAST 2006 A5CB (LB)               $311,939.23
 1007227596          7596         XXXXXX7596             670                   RAST 2006 A5CB (LB)               $306,786.02
 1007233883          3883         XXXXXX3883             670                   RAST 2006 A5CB (LB)               $130,941.98
 1007236449          6449         XXXXXX6449             670                   RAST 2006 A5CB (LB)               $198,825.88
 1007236886          6886         XXXXXX6886             670                   RAST 2006 A5CB (LB)               $112,640.00
 1007238528          8528         XXXXXX8528             670                   RAST 2006 A5CB (LB)               $210,278.95
 1007238627          8627         XXXXXX8627             670                   RAST 2006 A5CB (LB)               $128,000.00
 1007238759          8759         XXXXXX8759             670                   RAST 2006 A5CB (LB)               $319,725.31
 1007239351          9351         XXXXXX9351             670                   RAST 2006 A5CB (LB)               $410,315.72
 1007241365          1365         XXXXXX1365             670                   RAST 2006 A5CB (LB)               $101,196.03
 1007243841          3841         XXXXXX3841             670                   RAST 2006 A5CB (LB)               $280,000.00
 1007248444          8444         XXXXXX8444             670                   RAST 2006 A5CB (LB)                  $0.00
 1007248873          8873         XXXXXX8873             670                   RAST 2006 A5CB (LB)               $399,805.45
 1007250119          0119         XXXXXX0119             670                   RAST 2006 A5CB (LB)               $169,982.12
 1007252040          2040         XXXXXX2040             670                   RAST 2006 A5CB (LB)               $128,000.00
 1007253162          3162         XXXXXX3162             670                   RAST 2006 A5CB (LB)               $117,696.26
 1007254871          4871         XXXXXX4871             670                   RAST 2006 A5CB (LB)               $168,255.86
 1007255944          5944         XXXXXX5944             670                   RAST 2006 A5CB (LB)               $122,952.45
 1007263302          3302         XXXXXX3302             670                   RAST 2006 A5CB (LB)               $158,046.94
 1007265638          5638         XXXXXX5638             670                   RAST 2006 A5CB (LB)                $96,000.00
 1007266495          6495         XXXXXX6495             670                   RAST 2006 A5CB (LB)               $227,185.98
 1007266545          6545         XXXXXX6545             670                   RAST 2006 A5CB (LB)               $313,355.33
 1007270208          0208         XXXXXX0208             670                   RAST 2006 A5CB (LB)               $247,995.45
 1007272048          2048         XXXXXX2048             670                   RAST 2006 A5CB (LB)               $248,000.00
 1007274408          4408         XXXXXX4408             670                   RAST 2006 A5CB (LB)               $204,000.00
 1007278474          8474         XXXXXX8474             670                   RAST 2006 A5CB (LB)               $288,000.00
 1007285958          5958         XXXXXX5958             670                   RAST 2006 A5CB (LB)               $143,920.00
 1007286287          6287         XXXXXX6287             670                   RAST 2006 A5CB (LB)               $284,074.89
 1007315300          5300         XXXXXX5300             670                   RAST 2006 A5CB (LB)               $281,820.00
 1007316894          6894         XXXXXX6894             670                   RAST 2006 A5CB (LB)               $166,668.58
 1007317819          7819         XXXXXX7819             670                   RAST 2006 A5CB (LB)               $261,824.56
 1007318502          8502         XXXXXX8502             670                   RAST 2006 A5CB (LB)               $287,810.86
 1007319872          9872         XXXXXX9872             670                   RAST 2006 A5CB (LB)               $151,375.99
 1007320755          0755         XXXXXX0755             670                   RAST 2006 A5CB (LB)               $272,962.60
 1007322090          2090         XXXXXX2090             670                   RAST 2006 A5CB (LB)               $198,269.35
 1007323023          3023         XXXXXX3023             670                   RAST 2006 A5CB (LB)               $119,136.50
 1007323551          3551         XXXXXX3551             670                   RAST 2006 A5CB (LB)               $127,079.25
 1007323759          3759         XXXXXX3759             670                   RAST 2006 A5CB (LB)               $336,964.39
 1007323940          3940         XXXXXX3940             670                   RAST 2006 A5CB (LB)               $252,034.89
 1007324435          4435         XXXXXX4435             670                   RAST 2006 A5CB (LB)                $74,416.28
 1007324963          4963         XXXXXX4963             670                   RAST 2006 A5CB (LB)               $238,713.23
 1007325077          5077         XXXXXX5077             670                   RAST 2006 A5CB (LB)               $277,388.59
 1007326257          6257         XXXXXX6257             670                   RAST 2006 A5CB (LB)               $208,588.78
 1007326307          6307         XXXXXX6307             670                   RAST 2006 A5CB (LB)               $252,723.28
 1007326315          6315         XXXXXX6315             670                   RAST 2006 A5CB (LB)               $198,628.51
 1007327248          7248         XXXXXX7248             670                   RAST 2006 A5CB (LB)               $464,712.29
 1007329087          9087         XXXXXX9087             670                   RAST 2006 A5CB (LB)               $357,344.14
 1007330051          0051         XXXXXX0051             670                   RAST 2006 A5CB (LB)               $256,927.62
 1007332511          2511         XXXXXX2511             670                   RAST 2006 A5CB (LB)               $279,900.00
 1007335043          5043         XXXXXX5043             670                   RAST 2006 A5CB (LB)               $341,532.79
 1007336611          6611         XXXXXX6611             670                   RAST 2006 A5CB (LB)               $240,000.00
 1007337361          7361         XXXXXX7361             670                   RAST 2006 A5CB (LB)               $268,687.23
 1007338591          8591         XXXXXX8591             670                   RAST 2006 A5CB (LB)               $218,378.50
 1007339847          9847         XXXXXX9847             670                   RAST 2006 A5CB (LB)               $256,971.54
 1007339979          9979         XXXXXX9979             670                   RAST 2006 A5CB (LB)                $91,400.27
 1007340084          0084         XXXXXX0084             670                   RAST 2006 A5CB (LB)                  $0.00
 1007340985          0985         XXXXXX0985             670                   RAST 2006 A5CB (LB)               $195,956.98
 1007341363          1363         XXXXXX1363             670                   RAST 2006 A5CB (LB)               $146,934.98
 1007343963          3963         XXXXXX3963             670                   RAST 2006 A5CB (LB)               $179,716.05
 1007343971          3971         XXXXXX3971             670                   RAST 2006 A5CB (LB)               $248,157.32
 1007344615          4615         XXXXXX4615             670                   RAST 2006 A5CB (LB)               $313,920.75
 1007344631          4631         XXXXXX4631             670                   RAST 2006 A5CB (LB)               $222,068.86
 1007344664          4664         XXXXXX4664             670                   RAST 2006 A5CB (LB)               $366,498.51
 1007345042          5042         XXXXXX5042             670                   RAST 2006 A5CB (LB)                $55,556.23
 1007345679          5679         XXXXXX5679             670                   RAST 2006 A5CB (LB)               $238,470.19
 1007346222          6222         XXXXXX6222             670                   RAST 2006 A5CB (LB)               $184,378.09
 1007346230          6230         XXXXXX6230             670                   RAST 2006 A5CB (LB)               $199,542.56
 1007346842          6842         XXXXXX6842             670                   RAST 2006 A5CB (LB)               $113,139.44
 1007347634          7634         XXXXXX7634             670                   RAST 2006 A5CB (LB)               $413,926.45
 1007348012          8012         XXXXXX8012             670                   RAST 2006 A5CB (LB)               $362,710.85
 1007350406          0406         XXXXXX0406             670                   RAST 2006 A5CB (LB)               $118,039.55
 1007352584          2584         XXXXXX2584             670                   RAST 2006 A5CB (LB)               $227,391.29
 1007352790          2790         XXXXXX2790             670                   RAST 2006 A5CB (LB)               $228,975.86
 1007354424          4424         XXXXXX4424             670                   RAST 2006 A5CB (LB)               $157,092.44
 1007357120          7120         XXXXXX7120             670                   RAST 2006 A5CB (LB)               $175,971.35
 1007357864          7864         XXXXXX7864             670                   RAST 2006 A5CB (LB)               $243,104.74
 1007358003          8003         XXXXXX8003             670                   RAST 2006 A5CB (LB)               $278,032.93
 1007358953          8953         XXXXXX8953             670                   RAST 2006 A5CB (LB)               $249,149.96
 1007360314          0314         XXXXXX0314             670                   RAST 2006 A5CB (LB)               $155,700.88
 1007364662          4662         XXXXXX4662             670                   RAST 2006 A5CB (LB)               $317,641.34
 1007365602          5602         XXXXXX5602             670                   RAST 2006 A5CB (LB)               $199,399.14
 1007365651          5651         XXXXXX5651             670                   RAST 2006 A5CB (LB)               $179,604.46
 1007369901          9901         XXXXXX9901             670                   RAST 2006 A5CB (LB)               $433,081.84
 1007372798          2798         XXXXXX2798             670                   RAST 2006 A5CB (LB)               $323,241.44
 1007374067          4067         XXXXXX4067             670                   RAST 2006 A5CB (LB)               $148,971.43
 1007375080          5080         XXXXXX5080             670                   RAST 2006 A5CB (LB)               $282,726.81
 1007375825          5825         XXXXXX5825             670                   RAST 2006 A5CB (LB)               $132,669.61
 1007381773          1773         XXXXXX1773             670                   RAST 2006 A5CB (LB)                $99,145.12
 1007382433          2433         XXXXXX2433             670                   RAST 2006 A5CB (LB)               $242,585.24
 1007383019          3019         XXXXXX3019             670                   RAST 2006 A5CB (LB)               $275,960.09
 1007387424          7424         XXXXXX7424             670                   RAST 2006 A5CB (LB)               $128,250.00
 1007388059          8059         XXXXXX8059             670                   RAST 2006 A5CB (LB)               $132,500.00
 1007388075          8075         XXXXXX8075             670                   RAST 2006 A5CB (LB)               $292,000.00
 1007388117          8117         XXXXXX8117             670                   RAST 2006 A5CB (LB)               $231,600.00
 1007388182          8182         XXXXXX8182             670                   RAST 2006 A5CB (LB)               $203,200.00
 1007388299          8299         XXXXXX8299             670                   RAST 2006 A5CB (LB)               $374,000.00
 1007388430          8430         XXXXXX8430             670                   RAST 2006 A5CB (LB)               $100,316.00
 1007388513          8513         XXXXXX8513             670                   RAST 2006 A5CB (LB)                $80,231.22
 1007388588          8588         XXXXXX8588             670                   RAST 2006 A5CB (LB)               $340,000.00
 1007388596          8596         XXXXXX8596             670                   RAST 2006 A5CB (LB)               $232,000.00
 1007388612          8612         XXXXXX8612             670                   RAST 2006 A5CB (LB)               $293,709.93
 1007388737          8737         XXXXXX8737             670                   RAST 2006 A5CB (LB)               $189,600.00
 1007389909          9909         XXXXXX9909             670                   RAST 2006 A5CB (LB)               $174,073.61
 1007390477          0477         XXXXXX0477             670                   RAST 2006 A5CB (LB)               $109,265.01
 1007391038          1038         XXXXXX1038             670                   RAST 2006 A5CB (LB)               $122,313.83
 1007391236          1236         XXXXXX1236             670                   RAST 2006 A5CB (LB)                  $0.00
 1007391293          1293         XXXXXX1293             670                   RAST 2006 A5CB (LB)               $303,200.00
 1007391350          1350         XXXXXX1350             670                   RAST 2006 A5CB (LB)               $108,000.00
 1007392697          2697         XXXXXX2697             670                   RAST 2006 A5CB (LB)               $211,823.96
 1007393109          3109         XXXXXX3109             670                   RAST 2006 A5CB (LB)               $177,779.73
 1007394982          4982         XXXXXX4982             670                   RAST 2006 A5CB (LB)               $357,217.02
 1007395583          5583         XXXXXX5583             670                   RAST 2006 A5CB (LB)               $289,898.71
 1007397035          7035         XXXXXX7035             670                   RAST 2006 A5CB (LB)               $123,843.23
 1007398777          8777         XXXXXX8777             670                   RAST 2006 A5CB (LB)               $529,770.41
 1007399338          9338         XXXXXX9338             670                   RAST 2006 A5CB (LB)               $373,358.60
 1007399791          9791         XXXXXX9791             670                   RAST 2006 A5CB (LB)               $465,788.87
 1007399890          9890         XXXXXX9890             670                   RAST 2006 A5CB (LB)               $477,000.00
 1007400524          0524         XXXXXX0524             670                   RAST 2006 A5CB (LB)               $319,918.32
 1007400532          0532         XXXXXX0532             670                   RAST 2006 A5CB (LB)               $292,000.00
 1007400623          0623         XXXXXX0623             670                   RAST 2006 A5CB (LB)               $184,500.00
 1007400821          0821         XXXXXX0821             670                   RAST 2006 A5CB (LB)               $150,000.00
 1007403130          3130         XXXXXX3130             670                   RAST 2006 A5CB (LB)               $121,099.09
 1007403254          3254         XXXXXX3254             670                   RAST 2006 A5CB (LB)                  $0.00
 1007403452          3452         XXXXXX3452             670                   RAST 2006 A5CB (LB)               $149,796.82
 1007404864          4864         XXXXXX4864             670                   RAST 2006 A5CB (LB)               $222,536.83
 1007406828          6828         XXXXXX6828             670                   RAST 2006 A5CB (LB)               $172,568.47
 1007406935          6935         XXXXXX6935             670                   RAST 2006 A5CB (LB)               $332,589.33
 1007409350          9350         XXXXXX9350             670                   RAST 2006 A5CB (LB)                  $0.00
 1007410143          0143         XXXXXX0143             670                   RAST 2006 A5CB (LB)               $251,540.32
 1007411554          1554         XXXXXX1554             670                   RAST 2006 A5CB (LB)               $241,191.30
 1007411638          1638         XXXXXX1638             670                   RAST 2006 A5CB (LB)               $180,559.35
 1007412149          2149         XXXXXX2149             670                   RAST 2006 A5CB (LB)               $112,211.89
 1007412305          2305         XXXXXX2305             670                   RAST 2006 A5CB (LB)               $176,682.87
 1007416199          6199         XXXXXX6199             670                   RAST 2006 A5CB (LB)               $108,920.66
 1007416637          6637         XXXXXX6637             670                   RAST 2006 A5CB (LB)               $446,914.22
 1007418500          8500         XXXXXX8500             670                   RAST 2006 A5CB (LB)                $70,027.31
 1007420845          0845         XXXXXX0845             670                   RAST 2006 A5CB (LB)               $146,908.72
 1007422379          2379         XXXXXX2379             670                   RAST 2006 A5CB (LB)               $135,808.89
 1007422650          2650         XXXXXX2650             670                   RAST 2006 A5CB (LB)               $411,549.24
 1007422676          2676         XXXXXX2676             670                   RAST 2006 A5CB (LB)               $193,596.72
 1007424904          4904         XXXXXX4904             670                   RAST 2006 A5CB (LB)               $338,413.82
 1007428194          8194         XXXXXX8194             670                   RAST 2006 A5CB (LB)               $295,773.03
 1007428772          8772         XXXXXX8772             670                   RAST 2006 A5CB (LB)               $132,210.88
 1007429192          9192         XXXXXX9192             670                   RAST 2006 A5CB (LB)               $142,786.81
 1007431636          1636         XXXXXX1636             670                   RAST 2006 A5CB (LB)               $371,571.22
 1007432709          2709         XXXXXX2709             670                   RAST 2006 A5CB (LB)               $347,420.23
 1007434648          4648         XXXXXX4648             670                   RAST 2006 A5CB (LB)               $167,444.29
 1007437286          7286         XXXXXX7286             670                   RAST 2006 A5CB (LB)               $124,087.45
 1007437385          7385         XXXXXX7385             670                   RAST 2006 A5CB (LB)               $342,727.26
 1007438672          8672         XXXXXX8672             670                   RAST 2006 A5CB (LB)               $206,429.84
 1007441981          1981         XXXXXX1981             670                   RAST 2006 A5CB (LB)               $246,687.25
 1007442302          2302         XXXXXX2302             670                   RAST 2006 A5CB (LB)                $94,282.84
 1007442435          2435         XXXXXX2435             670                   RAST 2006 A5CB (LB)               $132,242.07
 1007442542          2542         XXXXXX2542             670                   RAST 2006 A5CB (LB)               $376,915.13
 1007443052          3052         XXXXXX3052             670                   RAST 2006 A5CB (LB)               $111,636.54
 1007445263          5263         XXXXXX5263             670                   RAST 2006 A5CB (LB)               $248,392.03
 1007445305          5305         XXXXXX5305             670                   RAST 2006 A5CB (LB)               $298,070.48
 1007445941          5941         XXXXXX5941             670                   RAST 2006 A5CB (LB)               $310,674.30
 1007447202          7202         XXXXXX7202             670                   RAST 2006 A5CB (LB)               $158,970.90
 1007447285          7285         XXXXXX7285             670                   RAST 2006 A5CB (LB)               $143,117.36
 1007448127          8127         XXXXXX8127             670                   RAST 2006 A5CB (LB)               $316,401.79
 1007450990          0990         XXXXXX0990             670                   RAST 2006 A5CB (LB)               $231,536.99
 1007451329          1329         XXXXXX1329             670                   RAST 2006 A5CB (LB)               $178,923.09
 1007453044          3044         XXXXXX3044             670                   RAST 2006 A5CB (LB)               $100,000.00
 1007456021          6021         XXXXXX6021             670                   RAST 2006 A5CB (LB)               $163,526.83
 1007457466          7466         XXXXXX7466             670                   RAST 2006 A5CB (LB)                $84,388.36
 1007457714          7714         XXXXXX7714             670                   RAST 2006 A5CB (LB)               $317,736.36
 1007457995          7995         XXXXXX7995             670                   RAST 2006 A5CB (LB)               $265,054.05
 1007460171          0171         XXXXXX0171             670                   RAST 2006 A5CB (LB)               $190,794.37
 1007460726          0726         XXXXXX0726             670                   RAST 2006 A5CB (LB)               $229,404.10
 1007462029          2029         XXXXXX2029             670                   RAST 2006 A5CB (LB)               $241,475.35
 1007465261          5261         XXXXXX5261             670                   RAST 2006 A5CB (LB)               $204,882.16
 1007465295          5295         XXXXXX5295             670                   RAST 2006 A5CB (LB)               $188,357.86
 1007465303          5303         XXXXXX5303             670                   RAST 2006 A5CB (LB)               $219,757.41
 1007465832          5832         XXXXXX5832             670                   RAST 2006 A5CB (LB)               $411,299.95
 1007465865          5865         XXXXXX5865             670                   RAST 2006 A5CB (LB)                $64,425.98
 1007466137          6137         XXXXXX6137             670                   RAST 2006 A5CB (LB)               $140,482.19
 1007466814          6814         XXXXXX6814             670                   RAST 2006 A5CB (LB)               $129,018.21
 1007466830          6830         XXXXXX6830             670                   RAST 2006 A5CB (LB)               $146,558.79
 1007467861          7861         XXXXXX7861             670                   RAST 2006 A5CB (LB)               $228,385.55
 1007468067          8067         XXXXXX8067             670                   RAST 2006 A5CB (LB)               $154,839.75
 1007468075          8075         XXXXXX8075             670                   RAST 2006 A5CB (LB)                $87,426.29
 1007468604          8604         XXXXXX8604             670                   RAST 2006 A5CB (LB)               $354,555.65
 1007468695          8695         XXXXXX8695             670                   RAST 2006 A5CB (LB)               $183,369.08
 1007471046          1046         XXXXXX1046             670                   RAST 2006 A5CB (LB)                  $0.00
 1007472754          2754         XXXXXX2754             670                   RAST 2006 A5CB (LB)               $151,977.09
 1007473471          3471         XXXXXX3471             670                   RAST 2006 A5CB (LB)                $75,999.75
 1007474875          4875         XXXXXX4875             670                   RAST 2006 A5CB (LB)               $210,762.10
 1007478405          8405         XXXXXX8405             670                   RAST 2006 A5CB (LB)               $139,603.33
 1007478801          8801         XXXXXX8801             670                   RAST 2006 A5CB (LB)               $124,226.87
 1007480294          0294         XXXXXX0294             670                   RAST 2006 A5CB (LB)               $271,002.88
 1007481227          1227         XXXXXX1227             670                   RAST 2006 A5CB (LB)               $238,862.31
 1007482316          2316         XXXXXX2316             670                   RAST 2006 A5CB (LB)               $280,000.00
 1007486721          6721         XXXXXX6721             670                   RAST 2006 A5CB (LB)               $142,194.72
 1007486986          6986         XXXXXX6986             670                   RAST 2006 A5CB (LB)               $305,180.75
 1007487034          7034         XXXXXX7034             670                   RAST 2006 A5CB (LB)               $235,873.80
 1007487513          7513         XXXXXX7513             670                   RAST 2006 A5CB (LB)                $97,667.78
 1007489964          9964         XXXXXX9964             670                   RAST 2006 A5CB (LB)               $329,688.64
 1007493636          3636         XXXXXX3636             670                   RAST 2006 A5CB (LB)               $134,172.79
 1007493974          3974         XXXXXX3974             670                   RAST 2006 A5CB (LB)                $84,509.08
 1007494188          4188         XXXXXX4188             670                   RAST 2006 A5CB (LB)               $113,205.89
 1007494956          4956         XXXXXX4956             670                   RAST 2006 A5CB (LB)               $290,573.12
 1007498411          8411         XXXXXX8411             670                   RAST 2006 A5CB (LB)               $166,659.71
 3001304868          4868         XXXXXX4868             670                   RAST 2006 A5CB (LB)               $103,495.12
 3001430804          0804         XXXXXX0804             670                   RAST 2006 A5CB (LB)                  $0.00
 3001434970          4970         XXXXXX4970             670                   RAST 2006 A5CB (LB)               $148,800.00
 3001434988          4988         XXXXXX4988             670                   RAST 2006 A5CB (LB)                $96,000.00
 3001435803          5803         XXXXXX5803             670                   RAST 2006 A5CB (LB)                $95,200.00
 3001435894          5894         XXXXXX5894             670                   RAST 2006 A5CB (LB)               $164,000.00
 3001444177          4177         XXXXXX4177             670                   RAST 2006 A5CB (LB)                $79,198.59
 3001444201          4201         XXXXXX4201             670                   RAST 2006 A5CB (LB)               $228,196.84
 3001444243          4243         XXXXXX4243             670                   RAST 2006 A5CB (LB)                $74,912.42
 3001444441          4441         XXXXXX4441             670                   RAST 2006 A5CB (LB)                $80,665.76
 3001444490          4490         XXXXXX4490             670                   RAST 2006 A5CB (LB)                $87,263.56
 3001444805          4805         XXXXXX4805             670                   RAST 2006 A5CB (LB)               $108,495.32
 3001445497          5497         XXXXXX5497             670                   RAST 2006 A5CB (LB)               $440,000.00
 3001445547          5547         XXXXXX5547             670                   RAST 2006 A5CB (LB)               $256,700.00
 3001448418          8418         XXXXXX8418             670                   RAST 2006 A5CB (LB)                $79,493.49
 3001520455          0455         XXXXXX0455             670                   RAST 2006 A5CB (LB)                  $0.00
 3001520463          0463         XXXXXX0463             670                   RAST 2006 A5CB (LB)                  $0.00
 3001537442          7442         XXXXXX7442             670                   RAST 2006 A5CB (LB)               $249,440.17
 3001537673          7673         XXXXXX7673             670                   RAST 2006 A5CB (LB)               $321,008.94
 3001537780          7780         XXXXXX7780             670                   RAST 2006 A5CB (LB)               $273,623.39
 3001537798          7798         XXXXXX7798             670                   RAST 2006 A5CB (LB)               $355,184.11
 3001539067          9067         XXXXXX9067             670                   RAST 2006 A5CB (LB)               $259,897.08
 3001539133          9133         XXXXXX9133             670                   RAST 2006 A5CB (LB)               $170,831.95
 3001539471          9471         XXXXXX9471             670                   RAST 2006 A5CB (LB)               $362,880.77
 3001540552          0552         XXXXXX0552             670                   RAST 2006 A5CB (LB)               $232,612.86
 3001541394          1394         XXXXXX1394             670                   RAST 2006 A5CB (LB)               $300,932.19
 3001542616          2616         XXXXXX2616             670                   RAST 2006 A5CB (LB)               $271,658.35
 3001558661          8661         XXXXXX8661             670                   RAST 2006 A5CB (LB)               $277,235.00
 3001561350          1350         XXXXXX1350             670                   RAST 2006 A5CB (LB)                $96,509.56
 3001575707          5707         XXXXXX5707             670                   RAST 2006 A5CB (LB)               $442,984.22
 3001578545          8545         XXXXXX8545             670                   RAST 2006 A5CB (LB)               $236,000.00
 3001579279          9279         XXXXXX9279             670                   RAST 2006 A5CB (LB)               $189,529.62
 3001579584          9584         XXXXXX9584             670                   RAST 2006 A5CB (LB)               $125,813.41
 3001579675          9675         XXXXXX9675             670                   RAST 2006 A5CB (LB)               $252,098.41
 3001583818          3818         XXXXXX3818             670                   RAST 2006 A5CB (LB)               $286,364.00
 3001586902          6902         XXXXXX6902             670                   RAST 2006 A5CB (LB)               $138,511.76
 3001587728          7728         XXXXXX7728             670                   RAST 2006 A5CB (LB)               $123,249.82
 3001587744          7744         XXXXXX7744             670                   RAST 2006 A5CB (LB)               $182,832.13
 3001588262          8262         XXXXXX8262             670                   RAST 2006 A5CB (LB)               $251,719.65
 3001588486          8486         XXXXXX8486             670                   RAST 2006 A5CB (LB)               $173,208.44
 3001588510          8510         XXXXXX8510             670                   RAST 2006 A5CB (LB)               $221,718.21
 3001588924          8924         XXXXXX8924             670                   RAST 2006 A5CB (LB)               $184,756.71
 3001593882          3882         XXXXXX3882             670                   RAST 2006 A5CB (LB)                $70,300.00
 3001594237          4237         XXXXXX4237             670                   RAST 2006 A5CB (LB)               $136,476.86
 3001594245          4245         XXXXXX4245             670                   RAST 2006 A5CB (LB)               $181,582.29
 3001595689          5689         XXXXXX5689             670                   RAST 2006 A5CB (LB)               $120,126.41
 3001596364          6364         XXXXXX6364             670                   RAST 2006 A5CB (LB)                  $0.00
 3001596380          6380         XXXXXX6380             670                   RAST 2006 A5CB (LB)                $93,903.17
 3001597214          7214         XXXXXX7214             670                   RAST 2006 A5CB (LB)                $96,372.71
 3001598147          8147         XXXXXX8147             670                   RAST 2006 A5CB (LB)                $59,396.65
 3001598238          8238         XXXXXX8238             670                   RAST 2006 A5CB (LB)                $87,596.40
 3001601396          1396         XXXXXX1396             670                   RAST 2006 A5CB (LB)               $194,948.91
 3001601453          1453         XXXXXX1453             670                   RAST 2006 A5CB (LB)               $190,566.53
 3001601461          1461         XXXXXX1461             670                   RAST 2006 A5CB (LB)               $205,324.25
 3001601479          1479         XXXXXX1479             670                   RAST 2006 A5CB (LB)               $205,965.93
 3001601495          1495         XXXXXX1495             670                   RAST 2006 A5CB (LB)               $197,624.61
 3001601842          1842         XXXXXX1842             670                   RAST 2006 A5CB (LB)               $281,266.73
 3001602394          2394         XXXXXX2394             670                   RAST 2006 A5CB (LB)               $246,216.86
 3001602766          2766         XXXXXX2766             670                   RAST 2006 A5CB (LB)               $386,810.14
 3001604085          4085         XXXXXX4085             670                   RAST 2006 A5CB (LB)               $172,135.76
 3001604317          4317         XXXXXX4317             670                   RAST 2006 A5CB (LB)               $271,412.05
 3001617186          7186         XXXXXX7186             670                   RAST 2006 A5CB (LB)               $147,121.34
 3001617194          7194         XXXXXX7194             670                   RAST 2006 A5CB (LB)               $147,121.34
 3001619653          9653         XXXXXX9653             670                   RAST 2006 A5CB (LB)               $133,244.46
 3001620313          0313         XXXXXX0313             670                   RAST 2006 A5CB (LB)               $263,703.81
 3001620966          0966         XXXXXX0966             670                   RAST 2006 A5CB (LB)               $245,310.82
 3001620974          0974         XXXXXX0974             670                   RAST 2006 A5CB (LB)               $142,303.49
 3001621055          1055         XXXXXX1055             670                   RAST 2006 A5CB (LB)               $178,257.83
 3001621352          1352         XXXXXX1352             670                   RAST 2006 A5CB (LB)               $180,861.78
 3001621493          1493         XXXXXX1493             670                   RAST 2006 A5CB (LB)               $189,964.74
 3001623259          3259         XXXXXX3259             670                   RAST 2006 A5CB (LB)               $110,142.35
 3001623630          3630         XXXXXX3630             670                   RAST 2006 A5CB (LB)               $287,149.27
 3001623796          3796         XXXXXX3796             670                   RAST 2006 A5CB (LB)               $197,034.33
 3001624026          4026         XXXXXX4026             670                   RAST 2006 A5CB (LB)               $124,488.99
 3001625916          5916         XXXXXX5916             670                   RAST 2006 A5CB (LB)               $140,241.92
 3001627045          7045         XXXXXX7045             670                   RAST 2006 A5CB (LB)               $280,184.32
 3001627532          7532         XXXXXX7532             670                   RAST 2006 A5CB (LB)               $138,346.29
 3001627698          7698         XXXXXX7698             670                   RAST 2006 A5CB (LB)               $395,612.67
 3001627763          7763         XXXXXX7763             670                   RAST 2006 A5CB (LB)               $233,990.97
 3001628134          8134         XXXXXX8134             670                   RAST 2006 A5CB (LB)               $170,403.10
 3001628167          8167         XXXXXX8167             670                   RAST 2006 A5CB (LB)               $257,279.59
 3001628357          8357         XXXXXX8357             670                   RAST 2006 A5CB (LB)               $408,586.83
 3001628399          8399         XXXXXX8399             670                   RAST 2006 A5CB (LB)               $276,856.05
 3001628738          8738         XXXXXX8738             670                   RAST 2006 A5CB (LB)                $98,962.86
 3001628787          8787         XXXXXX8787             670                   RAST 2006 A5CB (LB)                $88,039.65
 3001628829          8829         XXXXXX8829             670                   RAST 2006 A5CB (LB)                  $0.00
 3001628902          8902         XXXXXX8902             670                   RAST 2006 A5CB (LB)                $99,078.10
 3001629074          9074         XXXXXX9074             670                   RAST 2006 A5CB (LB)               $317,304.42
 3001629272          9272         XXXXXX9272             670                   RAST 2006 A5CB (LB)               $134,142.24
 3001629579          9579         XXXXXX9579             670                   RAST 2006 A5CB (LB)                  $0.00
 3001629819          9819         XXXXXX9819             670                   RAST 2006 A5CB (LB)               $268,477.88
 3001630049          0049         XXXXXX0049             670                   RAST 2006 A5CB (LB)                $65,577.58
 3001630304          0304         XXXXXX0304             670                   RAST 2006 A5CB (LB)               $166,687.46
 3001632797          2797         XXXXXX2797             670                   RAST 2006 A5CB (LB)               $231,935.96
 3001633167          3167         XXXXXX3167             670                   RAST 2006 A5CB (LB)               $399,927.92
 3001634231          4231         XXXXXX4231             670                   RAST 2006 A5CB (LB)               $396,000.00
 3001634561          4561         XXXXXX4561             670                   RAST 2006 A5CB (LB)               $231,500.00
 3001634959          4959         XXXXXX4959             670                   RAST 2006 A5CB (LB)                $74,945.12
 3001637127          7127         XXXXXX7127             670                   RAST 2006 A5CB (LB)                $73,600.00
 3001644263          4263         XXXXXX4263             670                   RAST 2006 A5CB (LB)                $53,096.55
 3001646862          6862         XXXXXX6862             670                   RAST 2006 A5CB (LB)                $63,386.83
 3001647001          7001         XXXXXX7001             670                   RAST 2006 A5CB (LB)               $370,227.06
 3001647142          7142         XXXXXX7142             670                   RAST 2006 A5CB (LB)               $317,948.28
 3001647332          7332         XXXXXX7332             670                   RAST 2006 A5CB (LB)                  $0.00
 3001647373          7373         XXXXXX7373             670                   RAST 2006 A5CB (LB)               $198,337.03
 3001647605          7605         XXXXXX7605             670                   RAST 2006 A5CB (LB)               $122,196.71
 3001648769          8769         XXXXXX8769             670                   RAST 2006 A5CB (LB)               $228,250.05
 3001648843          8843         XXXXXX8843             670                   RAST 2006 A5CB (LB)               $253,739.26
 3001649510          9510         XXXXXX9510             670                   RAST 2006 A5CB (LB)                $98,925.01
 3001649668          9668         XXXXXX9668             670                   RAST 2006 A5CB (LB)               $389,700.00
 3001649783          9783         XXXXXX9783             670                   RAST 2006 A5CB (LB)               $173,691.66
 3001659642          9642         XXXXXX9642             670                   RAST 2006 A5CB (LB)               $125,014.20
 3001659659          9659         XXXXXX9659             670                   RAST 2006 A5CB (LB)               $125,014.20
 3001659816          9816         XXXXXX9816             670                   RAST 2006 A5CB (LB)               $107,155.13
 3001661192          1192         XXXXXX1192             670                   RAST 2006 A5CB (LB)                $88,993.77
 3001661655          1655         XXXXXX1655             670                   RAST 2006 A5CB (LB)               $139,474.92
 3001661739          1739         XXXXXX1739             670                   RAST 2006 A5CB (LB)               $207,736.93
 3001661812          1812         XXXXXX1812             670                   RAST 2006 A5CB (LB)               $106,982.22
 3001661853          1853         XXXXXX1853             670                   RAST 2006 A5CB (LB)                  $0.00
 3001661879          1879         XXXXXX1879             670                   RAST 2006 A5CB (LB)                  $0.00
 3001661887          1887         XXXXXX1887             670                   RAST 2006 A5CB (LB)               $173,562.53
 3001661895          1895         XXXXXX1895             670                   RAST 2006 A5CB (LB)               $178,691.93
 3001661960          1960         XXXXXX1960             670                   RAST 2006 A5CB (LB)                $95,312.80
 3001662109          2109         XXXXXX2109             670                   RAST 2006 A5CB (LB)                $99,214.32
 3001662174          2174         XXXXXX2174             670                   RAST 2006 A5CB (LB)                $58,032.48
 3001662422          2422         XXXXXX2422             670                   RAST 2006 A5CB (LB)               $237,870.69
 3001664055          4055         XXXXXX4055             670                   RAST 2006 A5CB (LB)                $83,998.88
 3001664659          4659         XXXXXX4659             670                   RAST 2006 A5CB (LB)                $87,400.00
 3001664832          4832         XXXXXX4832             670                   RAST 2006 A5CB (LB)                  $0.00
 3001665243          5243         XXXXXX5243             670                   RAST 2006 A5CB (LB)                $94,755.18
 3001666647          6647         XXXXXX6647             670                   RAST 2006 A5CB (LB)               $379,593.33
 3001667637          7637         XXXXXX7637             670                   RAST 2006 A5CB (LB)               $349,600.00
 3001668882          8882         XXXXXX8882             670                   RAST 2006 A5CB (LB)                  $0.00
 3001668999          8999         XXXXXX8999             670                   RAST 2006 A5CB (LB)               $212,267.92
 3001669088          9088         XXXXXX9088             670                   RAST 2006 A5CB (LB)               $158,550.02
 3001669229          9229         XXXXXX9229             670                   RAST 2006 A5CB (LB)               $112,899.90
 3001669690          9690         XXXXXX9690             670                   RAST 2006 A5CB (LB)                $67,398.53
 3001669716          9716         XXXXXX9716             670                   RAST 2006 A5CB (LB)               $267,432.11
 3001669724          9724         XXXXXX9724             670                   RAST 2006 A5CB (LB)               $237,717.42
 3001679467          9467         XXXXXX9467             670                   RAST 2006 A5CB (LB)               $213,356.35
 3001679491          9491         XXXXXX9491             670                   RAST 2006 A5CB (LB)               $201,962.53
 3001679657          9657         XXXXXX9657             670                   RAST 2006 A5CB (LB)               $234,047.88
 3001679749          9749         XXXXXX9749             670                   RAST 2006 A5CB (LB)                  $0.00
 3001679889          9889         XXXXXX9889             670                   RAST 2006 A5CB (LB)               $123,515.08
 3001680168          0168         XXXXXX0168             670                   RAST 2006 A5CB (LB)               $211,656.90
 3001680184          0184         XXXXXX0184             670                   RAST 2006 A5CB (LB)                  $0.00
 3001680267          0267         XXXXXX0267             670                   RAST 2006 A5CB (LB)               $158,517.80
 3001680788          0788         XXXXXX0788             670                   RAST 2006 A5CB (LB)               $138,703.04
 3001681117          1117         XXXXXX1117             670                   RAST 2006 A5CB (LB)                $50,803.85
 3001681166          1166         XXXXXX1166             670                   RAST 2006 A5CB (LB)               $233,707.97
 3001681182          1182         XXXXXX1182             670                   RAST 2006 A5CB (LB)               $265,396.69
 3001681414          1414         XXXXXX1414             670                   RAST 2006 A5CB (LB)                  $0.00
 3001695034          5034         XXXXXX5034             670                   RAST 2006 A5CB (LB)               $143,098.47
 3001695265          5265         XXXXXX5265             670                   RAST 2006 A5CB (LB)               $127,018.59
 3001695273          5273         XXXXXX5273             670                   RAST 2006 A5CB (LB)               $127,015.00
 3001696156          6156         XXXXXX6156             670                   RAST 2006 A5CB (LB)               $161,539.57
 3001696834          6834         XXXXXX6834             670                   RAST 2006 A5CB (LB)               $475,363.76
 3001696925          6925         XXXXXX6925             670                   RAST 2006 A5CB (LB)               $495,066.44
 3001698418          8418         XXXXXX8418             670                   RAST 2006 A5CB (LB)               $143,656.77
 3001698913          8913         XXXXXX8913             670                   RAST 2006 A5CB (LB)               $604,206.65
 3001698947          8947         XXXXXX8947             670                   RAST 2006 A5CB (LB)                $90,504.99
 3001699127          9127         XXXXXX9127             670                   RAST 2006 A5CB (LB)               $158,374.76
 3001699465          9465         XXXXXX9465             670                   RAST 2006 A5CB (LB)                $59,605.35
 3001699473          9473         XXXXXX9473             670                   RAST 2006 A5CB (LB)                $49,289.76
 3001705999          5999         XXXXXX5999             670                   RAST 2006 A5CB (LB)               $262,796.52
 3001706237          6237         XXXXXX6237             670                   RAST 2006 A5CB (LB)                $54,604.35
 3001716848          6848         XXXXXX6848             670                   RAST 2006 A5CB (LB)               $151,874.22
 3001718273          8273         XXXXXX8273             670                   RAST 2006 A5CB (LB)               $165,258.23
 3001718620          8620         XXXXXX8620             670                   RAST 2006 A5CB (LB)               $229,378.61
 3001718653          8653         XXXXXX8653             670                   RAST 2006 A5CB (LB)               $192,000.00
 3001718661          8661         XXXXXX8661             670                   RAST 2006 A5CB (LB)               $191,500.00
 3001718711          8711         XXXXXX8711             670                   RAST 2006 A5CB (LB)               $192,273.46
 3001718737          8737         XXXXXX8737             670                   RAST 2006 A5CB (LB)                $94,693.46
 3001718745          8745         XXXXXX8745             670                   RAST 2006 A5CB (LB)                $69,003.38
 3001718752          8752         XXXXXX8752             670                   RAST 2006 A5CB (LB)                $91,846.51
 3001718760          8760         XXXXXX8760             670                   RAST 2006 A5CB (LB)                $87,637.85
 3001718778          8778         XXXXXX8778             670                   RAST 2006 A5CB (LB)               $109,423.56
 3001718810          8810         XXXXXX8810             670                   RAST 2006 A5CB (LB)               $133,783.86
 3001719164          9164         XXXXXX9164             670                   RAST 2006 A5CB (LB)               $317,209.68
 3001719222          9222         XXXXXX9222             670                   RAST 2006 A5CB (LB)               $123,290.42
 3001719503          9503         XXXXXX9503             670                   RAST 2006 A5CB (LB)                $79,258.94
 3001719552          9552         XXXXXX9552             670                   RAST 2006 A5CB (LB)               $138,835.91
 3001719602          9602         XXXXXX9602             670                   RAST 2006 A5CB (LB)               $116,178.76
 3001719677          9677         XXXXXX9677             670                   RAST 2006 A5CB (LB)                $69,902.63
 3001719701          9701         XXXXXX9701             670                   RAST 2006 A5CB (LB)               $140,000.00
 3001719719          9719         XXXXXX9719             670                   RAST 2006 A5CB (LB)               $301,939.75
 3001719776          9776         XXXXXX9776             670                   RAST 2006 A5CB (LB)               $250,000.00
 3001719842          9842         XXXXXX9842             670                   RAST 2006 A5CB (LB)               $133,817.91
 3001719867          9867         XXXXXX9867             670                   RAST 2006 A5CB (LB)               $203,335.33
 3001719917          9917         XXXXXX9917             670                   RAST 2006 A5CB (LB)                $59,793.29
 3001719958          9958         XXXXXX9958             670                   RAST 2006 A5CB (LB)               $119,983.72
 3001720329          0329         XXXXXX0329             670                   RAST 2006 A5CB (LB)               $146,826.99
 3001728843          8843         XXXXXX8843             670                   RAST 2006 A5CB (LB)               $185,080.00
 3001729619          9619         XXXXXX9619             670                   RAST 2006 A5CB (LB)               $234,946.15
 3001729890          9890         XXXXXX9890             670                   RAST 2006 A5CB (LB)               $226,034.34
 3001729940          9940         XXXXXX9940             670                   RAST 2006 A5CB (LB)                $99,991.98
 3001730070          0070         XXXXXX0070             670                   RAST 2006 A5CB (LB)               $147,989.60
 3001730237          0237         XXXXXX0237             670                   RAST 2006 A5CB (LB)                  $0.00
 3001730625          0625         XXXXXX0625             670                   RAST 2006 A5CB (LB)               $316,000.00
 3001730690          0690         XXXXXX0690             670                   RAST 2006 A5CB (LB)               $184,317.72
 3001730716          0716         XXXXXX0716             670                   RAST 2006 A5CB (LB)               $322,066.68
 3001730815          0815         XXXXXX0815             670                   RAST 2006 A5CB (LB)               $125,079.24
 3001730880          0880         XXXXXX0880             670                   RAST 2006 A5CB (LB)               $231,000.00
 3001731706          1706         XXXXXX1706             670                   RAST 2006 A5CB (LB)               $115,000.00
 3001732241          2241         XXXXXX2241             670                   RAST 2006 A5CB (LB)                $49,173.92
 3001735657          5657         XXXXXX5657             670                   RAST 2006 A5CB (LB)               $239,000.00
 3001735772          5772         XXXXXX5772             670                   RAST 2006 A5CB (LB)               $158,364.56
 3001735988          5988         XXXXXX5988             670                   RAST 2006 A5CB (LB)               $288,000.00
 3001735996          5996         XXXXXX5996             670                   RAST 2006 A5CB (LB)               $260,000.00
 3001736010          6010         XXXXXX6010             670                   RAST 2006 A5CB (LB)               $252,879.79
 3001736234          6234         XXXXXX6234             670                   RAST 2006 A5CB (LB)               $156,543.03
 3001736655          6655         XXXXXX6655             670                   RAST 2006 A5CB (LB)               $160,000.00
 3001736804          6804         XXXXXX6804             670                   RAST 2006 A5CB (LB)               $308,974.58
 3001737091          7091         XXXXXX7091             670                   RAST 2006 A5CB (LB)               $138,942.80
 3001737281          7281         XXXXXX7281             670                   RAST 2006 A5CB (LB)               $193,839.68
 3001737406          7406         XXXXXX7406             670                   RAST 2006 A5CB (LB)               $331,452.17
 3001737521          7521         XXXXXX7521             670                   RAST 2006 A5CB (LB)               $392,826.93
 3001737844          7844         XXXXXX7844             670                   RAST 2006 A5CB (LB)               $108,000.00
 3001737919          7919         XXXXXX7919             670                   RAST 2006 A5CB (LB)               $360,000.00
 3001737976          7976         XXXXXX7976             670                   RAST 2006 A5CB (LB)               $341,000.00
 3001738297          8297         XXXXXX8297             670                   RAST 2006 A5CB (LB)               $271,990.33
 3001738917          8917         XXXXXX8917             670                   RAST 2006 A5CB (LB)               $128,994.21
 3001740111          0111         XXXXXX0111             670                   RAST 2006 A5CB (LB)               $100,894.02
 3001740202          0202         XXXXXX0202             670                   RAST 2006 A5CB (LB)               $238,313.96
 3001740244          0244         XXXXXX0244             670                   RAST 2006 A5CB (LB)               $154,574.01
 3001740491          0491         XXXXXX0491             670                   RAST 2006 A5CB (LB)               $239,023.50
 3001740509          0509         XXXXXX0509             670                   RAST 2006 A5CB (LB)               $125,670.67
 3001740640          0640         XXXXXX0640             670                   RAST 2006 A5CB (LB)               $236,021.14
 3001740715          0715         XXXXXX0715             670                   RAST 2006 A5CB (LB)               $250,271.98
 3001740871          0871         XXXXXX0871             670                   RAST 2006 A5CB (LB)                $67,620.00
 3001748197          8197         XXXXXX8197             670                   RAST 2006 A5CB (LB)               $114,410.57
 3001748452          8452         XXXXXX8452             670                   RAST 2006 A5CB (LB)               $154,267.59
 3001748684          8684         XXXXXX8684             670                   RAST 2006 A5CB (LB)               $170,780.70
 3001749294          9294         XXXXXX9294             670                   RAST 2006 A5CB (LB)                $73,617.92
 3001749302          9302         XXXXXX9302             670                   RAST 2006 A5CB (LB)               $106,267.18
 3001751530          1530         XXXXXX1530             670                   RAST 2006 A5CB (LB)               $285,746.83
 3001751688          1688         XXXXXX1688             670                   RAST 2006 A5CB (LB)               $181,288.26
 3001751712          1712         XXXXXX1712             670                   RAST 2006 A5CB (LB)               $103,195.34
 3001751753          1753         XXXXXX1753             670                   RAST 2006 A5CB (LB)               $180,924.65
 3001752173          2173         XXXXXX2173             670                   RAST 2006 A5CB (LB)               $148,839.51
 3001752199          2199         XXXXXX2199             670                   RAST 2006 A5CB (LB)               $148,839.51
 3001752413          2413         XXXXXX2413             670                   RAST 2006 A5CB (LB)               $148,752.82
 3001752561          2561         XXXXXX2561             670                   RAST 2006 A5CB (LB)               $396,593.92
 3001752611          2611         XXXXXX2611             670                   RAST 2006 A5CB (LB)               $222,736.91
 3001752686          2686         XXXXXX2686             670                   RAST 2006 A5CB (LB)               $214,324.20
 3001752751          2751         XXXXXX2751             670                   RAST 2006 A5CB (LB)               $154,116.76
 3001752769          2769         XXXXXX2769             670                   RAST 2006 A5CB (LB)                  $0.00
 3001752942          2942         XXXXXX2942             670                   RAST 2006 A5CB (LB)               $107,499.28
 3001753171          3171         XXXXXX3171             670                   RAST 2006 A5CB (LB)               $357,251.90
 3001753346          3346         XXXXXX3346             670                   RAST 2006 A5CB (LB)               $140,620.61
 3001753429          3429         XXXXXX3429             670                   RAST 2006 A5CB (LB)               $317,753.91
 3001753460          3460         XXXXXX3460             670                   RAST 2006 A5CB (LB)               $244,089.12
 3001753809          3809         XXXXXX3809             670                   RAST 2006 A5CB (LB)               $128,000.00
 3001754914          4914         XXXXXX4914             670                   RAST 2006 A5CB (LB)               $179,908.13
 3001755002          5002         XXXXXX5002             670                   RAST 2006 A5CB (LB)               $152,749.80
 3001755234          5234         XXXXXX5234             670                   RAST 2006 A5CB (LB)               $152,000.00
 3001755325          5325         XXXXXX5325             670                   RAST 2006 A5CB (LB)                $80,000.00
 3001757115          7115         XXXXXX7115             670                   RAST 2006 A5CB (LB)               $321,898.47
 3001757578          7578         XXXXXX7578             670                   RAST 2006 A5CB (LB)               $123,883.57
 3001758980          8980         XXXXXX8980             670                   RAST 2006 A5CB (LB)               $223,301.49
 3001759004          9004         XXXXXX9004             670                   RAST 2006 A5CB (LB)                $40,488.18
 3001759525          9525         XXXXXX9525             670                   RAST 2006 A5CB (LB)                $76,031.15
 3001759954          9954         XXXXXX9954             670                   RAST 2006 A5CB (LB)               $140,753.32
 3001760093          0093         XXXXXX0093             670                   RAST 2006 A5CB (LB)               $164,382.16
 3001760473          0473         XXXXXX0473             670                   RAST 2006 A5CB (LB)               $238,127.43
 3001760911          0911         XXXXXX0911             670                   RAST 2006 A5CB (LB)               $312,317.74
 3001766256          6256         XXXXXX6256             670                   RAST 2006 A5CB (LB)               $113,129.70
 3001766678          6678         XXXXXX6678             670                   RAST 2006 A5CB (LB)                $87,411.97
 3001767130          7130         XXXXXX7130             670                   RAST 2006 A5CB (LB)               $162,893.90
 3001767676          7676         XXXXXX7676             670                   RAST 2006 A5CB (LB)               $176,410.75
 3001771306          1306         XXXXXX1306             670                   RAST 2006 A5CB (LB)                  $0.00
 1002595302          5302         XXXXXX5302             652                 RAST 2006-A1 02/27/2006             $314,140.85
 1003391107          1107         XXXXXX1107             652                 RAST 2006-A1 02/27/2006             $237,696.14
 1005372386          2386         XXXXXX2386             652                 RAST 2006-A1 02/27/2006             $203,694.41
 1005494917          4917         XXXXXX4917             652                 RAST 2006-A1 02/27/2006             $489,873.95
 1005507478          7478         XXXXXX7478             652                 RAST 2006-A1 02/27/2006             $272,929.43
 1006086357          6357         XXXXXX6357             652                 RAST 2006-A1 02/27/2006            $1,544,923.62
 1006093635          3635         XXXXXX3635             652                 RAST 2006-A1 02/27/2006              $92,992.57
 1006191835          1835         XXXXXX1835             652                 RAST 2006-A1 02/27/2006                $0.00
 1006222036          2036         XXXXXX2036             652                 RAST 2006-A1 02/27/2006             $116,447.43
 1006270167          0167         XXXXXX0167             652                 RAST 2006-A1 02/27/2006             $100,000.00
 1006303463          3463         XXXXXX3463             652                 RAST 2006-A1 02/27/2006                $0.00
 1006308934          8934         XXXXXX8934             652                 RAST 2006-A1 02/27/2006             $181,161.24
 1006321291          1291         XXXXXX1291             652                 RAST 2006-A1 02/27/2006             $445,525.41
 1006326712          6712         XXXXXX6712             652                 RAST 2006-A1 02/27/2006             $344,473.94
 1006330854          0854         XXXXXX0854             652                 RAST 2006-A1 02/27/2006             $222,000.00
 1006342644          2644         XXXXXX2644             652                 RAST 2006-A1 02/27/2006             $255,894.93
 1006346363          6363         XXXXXX6363             652                 RAST 2006-A1 02/27/2006                $0.00
 1006389751          9751         XXXXXX9751             652                 RAST 2006-A1 02/27/2006             $236,000.00
 1006413213          3213         XXXXXX3213             652                 RAST 2006-A1 02/27/2006             $185,440.30
 1006419616          9616         XXXXXX9616             652                 RAST 2006-A1 02/27/2006             $191,135.94
 1006429839          9839         XXXXXX9839             652                 RAST 2006-A1 02/27/2006             $166,999.65
 1006448870          8870         XXXXXX8870             652                 RAST 2006-A1 02/27/2006             $219,582.65
 1006451312          1312         XXXXXX1312             652                 RAST 2006-A1 02/27/2006             $528,409.97
 1006465197          5197         XXXXXX5197             652                 RAST 2006-A1 02/27/2006             $106,657.34
 1006516080          6080         XXXXXX6080             652                 RAST 2006-A1 02/27/2006             $340,665.59
 1006536534          6534         XXXXXX6534             652                 RAST 2006-A1 02/27/2006             $311,536.20
 1006551475          1475         XXXXXX1475             652                 RAST 2006-A1 02/27/2006             $951,181.59
 1006553422          3422         XXXXXX3422             652                 RAST 2006-A1 02/27/2006             $299,970.00
 1006553794          3794         XXXXXX3794             652                 RAST 2006-A1 02/27/2006             $392,529.42
 1006569568          9568         XXXXXX9568             652                 RAST 2006-A1 02/27/2006             $161,000.00
 1006579187          9187         XXXXXX9187             652                 RAST 2006-A1 02/27/2006             $283,574.80
 1006588451          8451         XXXXXX8451             652                 RAST 2006-A1 02/27/2006             $278,000.00
 1006590374          0374         XXXXXX0374             652                 RAST 2006-A1 02/27/2006             $234,000.00
 1006611360          1360         XXXXXX1360             652                 RAST 2006-A1 02/27/2006             $455,778.45
 1006619439          9439         XXXXXX9439             652                 RAST 2006-A1 02/27/2006             $277,707.19
 1006620106          0106         XXXXXX0106             652                 RAST 2006-A1 02/27/2006             $256,953.40
 1006632440          2440         XXXXXX2440             652                 RAST 2006-A1 02/27/2006             $149,684.49
 1006644171          4171         XXXXXX4171             652                 RAST 2006-A1 02/27/2006             $463,868.07
 1006648016          8016         XXXXXX8016             652                 RAST 2006-A1 02/27/2006              $98,893.17
 1006660821          0821         XXXXXX0821             652                 RAST 2006-A1 02/27/2006             $230,000.00
 1006669764          9764         XXXXXX9764             652                 RAST 2006-A1 02/27/2006             $176,408.31
 1006672339          2339         XXXXXX2339             652                 RAST 2006-A1 02/27/2006             $284,625.18
 1006672636          2636         XXXXXX2636             652                 RAST 2006-A1 02/27/2006             $107,504.73
 1006677023          7023         XXXXXX7023             652                 RAST 2006-A1 02/27/2006             $213,909.84
 1006681082          1082         XXXXXX1082             652                 RAST 2006-A1 02/27/2006                $0.00
 1006683633          3633         XXXXXX3633             652                 RAST 2006-A1 02/27/2006             $138,359.54
 1006692899          2899         XXXXXX2899             652                 RAST 2006-A1 02/27/2006             $331,165.99
 1006697310          7310         XXXXXX7310             652                 RAST 2006-A1 02/27/2006                $0.00
 1006699373          9373         XXXXXX9373             652                 RAST 2006-A1 02/27/2006             $253,728.97
 1006699688          9688         XXXXXX9688             652                 RAST 2006-A1 02/27/2006             $237,428.82
 1006702870          2870         XXXXXX2870             652                 RAST 2006-A1 02/27/2006             $620,970.51
 1006703266          3266         XXXXXX3266             652                 RAST 2006-A1 02/27/2006             $420,000.00
 1006710949          0949         XXXXXX0949             652                 RAST 2006-A1 02/27/2006             $300,437.73
 1006711251          1251         XXXXXX1251             652                 RAST 2006-A1 02/27/2006             $285,441.63
 1006712291          2291         XXXXXX2291             652                 RAST 2006-A1 02/27/2006             $120,915.68
 1006714917          4917         XXXXXX4917             652                 RAST 2006-A1 02/27/2006             $359,833.86
 1006717514          7514         XXXXXX7514             652                 RAST 2006-A1 02/27/2006             $642,734.82
 1006723025          3025         XXXXXX3025             652                 RAST 2006-A1 02/27/2006             $170,972.80
 1006724072          4072         XXXXXX4072             652                 RAST 2006-A1 02/27/2006             $300,520.79
 1006727927          7927         XXXXXX7927             652                 RAST 2006-A1 02/27/2006             $213,585.66
 1006728396          8396         XXXXXX8396             652                 RAST 2006-A1 02/27/2006             $183,893.47
 1006729154          9154         XXXXXX9154             652                 RAST 2006-A1 02/27/2006             $218,529.81
 1006729592          9592         XXXXXX9592             652                 RAST 2006-A1 02/27/2006             $322,138.43
 1006731556          1556         XXXXXX1556             652                 RAST 2006-A1 02/27/2006             $137,465.62
 1006732125          2125         XXXXXX2125             652                 RAST 2006-A1 02/27/2006             $197,764.50
 1006735219          5219         XXXXXX5219             652                 RAST 2006-A1 02/27/2006             $320,000.00
 1006735227          5227         XXXXXX5227             652                 RAST 2006-A1 02/27/2006             $269,320.78
 1006736845          6845         XXXXXX6845             652                 RAST 2006-A1 02/27/2006             $323,257.55
 1006737942          7942         XXXXXX7942             652                 RAST 2006-A1 02/27/2006             $137,941.49
 1006739047          9047         XXXXXX9047             652                 RAST 2006-A1 02/27/2006             $380,434.89
 1006739997          9997         XXXXXX9997             652                 RAST 2006-A1 02/27/2006             $259,258.66
 1006741258          1258         XXXXXX1258             652                 RAST 2006-A1 02/27/2006             $380,289.66
 1006743106          3106         XXXXXX3106             652                 RAST 2006-A1 02/27/2006             $261,161.53
 1006745432          5432         XXXXXX5432             652                 RAST 2006-A1 02/27/2006              $83,023.00
 1006746869          6869         XXXXXX6869             652                 RAST 2006-A1 02/27/2006             $323,203.42
 1006747172          7172         XXXXXX7172             652                 RAST 2006-A1 02/27/2006             $177,101.21
 1006747917          7917         XXXXXX7917             652                 RAST 2006-A1 02/27/2006             $548,000.00
 1006751133          1133         XXXXXX1133             652                 RAST 2006-A1 02/27/2006             $295,890.28
 1006753410          3410         XXXXXX3410             652                 RAST 2006-A1 02/27/2006             $158,108.55
 1006754020          4020         XXXXXX4020             652                 RAST 2006-A1 02/27/2006             $405,360.57
 1006755027          5027         XXXXXX5027             652                 RAST 2006-A1 02/27/2006             $215,751.55
 1006756371          6371         XXXXXX6371             652                 RAST 2006-A1 02/27/2006             $130,682.99
 1006760423          0423         XXXXXX0423             652                 RAST 2006-A1 02/27/2006             $162,324.27
 1006761769          1769         XXXXXX1769             652                 RAST 2006-A1 02/27/2006             $144,431.81
 1006765349          5349         XXXXXX5349             652                 RAST 2006-A1 02/27/2006             $326,547.17
 1006766289          6289         XXXXXX6289             652                 RAST 2006-A1 02/27/2006             $209,983.72
 1006766636          6636         XXXXXX6636             652                 RAST 2006-A1 02/27/2006             $306,756.38
 1006767154          7154         XXXXXX7154             652                 RAST 2006-A1 02/27/2006             $232,000.00
 1006767725          7725         XXXXXX7725             652                 RAST 2006-A1 02/27/2006             $204,111.46
 1006768087          8087         XXXXXX8087             652                 RAST 2006-A1 02/27/2006             $148,074.77
 1006770836          0836         XXXXXX0836             652                 RAST 2006-A1 02/27/2006             $334,500.00
 1006773624          3624         XXXXXX3624             652                 RAST 2006-A1 02/27/2006             $420,759.60
 1006775728          5728         XXXXXX5728             652                 RAST 2006-A1 02/27/2006             $119,986.23
 1006778680          8680         XXXXXX8680             652                 RAST 2006-A1 02/27/2006             $192,611.64
 1006778896          8896         XXXXXX8896             652                 RAST 2006-A1 02/27/2006             $295,034.36
 1006779100          9100         XXXXXX9100             652                 RAST 2006-A1 02/27/2006             $175,077.68
 1006781379          1379         XXXXXX1379             652                 RAST 2006-A1 02/27/2006             $188,152.82
 1006786188          6188         XXXXXX6188             652                 RAST 2006-A1 02/27/2006             $202,933.57
 1006786519          6519         XXXXXX6519             652                 RAST 2006-A1 02/27/2006             $138,543.25
 1006789299          9299         XXXXXX9299             652                 RAST 2006-A1 02/27/2006                $0.00
 1006789646          9646         XXXXXX9646             652                 RAST 2006-A1 02/27/2006             $133,519.69
 1006790370          0370         XXXXXX0370             652                 RAST 2006-A1 02/27/2006             $214,550.00
 1006791238          1238         XXXXXX1238             652                 RAST 2006-A1 02/27/2006             $197,231.53
 1006795528          5528         XXXXXX5528             652                 RAST 2006-A1 02/27/2006              $98,978.18
 1006796658          6658         XXXXXX6658             652                 RAST 2006-A1 02/27/2006              $91,082.03
 1006796872          6872         XXXXXX6872             652                 RAST 2006-A1 02/27/2006             $108,711.02
 1006798951          8951         XXXXXX8951             652                 RAST 2006-A1 02/27/2006             $125,164.30
 1006798985          8985         XXXXXX8985             652                 RAST 2006-A1 02/27/2006             $160,800.00
 1006799280          9280         XXXXXX9280             652                 RAST 2006-A1 02/27/2006              $99,025.81
 1006799538          9538         XXXXXX9538             652                 RAST 2006-A1 02/27/2006             $252,363.98
 1006800294          0294         XXXXXX0294             652                 RAST 2006-A1 02/27/2006             $297,077.56
 1006803751          3751         XXXXXX3751             652                 RAST 2006-A1 02/27/2006             $311,736.03
 1006804379          4379         XXXXXX4379             652                 RAST 2006-A1 02/27/2006             $638,961.25
 1006804437          4437         XXXXXX4437             652                 RAST 2006-A1 02/27/2006             $252,353.60
 1006804494          4494         XXXXXX4494             652                 RAST 2006-A1 02/27/2006             $136,240.17
 1006805590          5590         XXXXXX5590             652                 RAST 2006-A1 02/27/2006             $178,000.00
 1006806291          6291         XXXXXX6291             652                 RAST 2006-A1 02/27/2006             $509,186.12
 1006806739          6739         XXXXXX6739             652                 RAST 2006-A1 02/27/2006             $560,461.79
 1006807141          7141         XXXXXX7141             652                 RAST 2006-A1 02/27/2006             $238,748.94
 1006807158          7158         XXXXXX7158             652                 RAST 2006-A1 02/27/2006             $243,500.00
 1006807687          7687         XXXXXX7687             652                 RAST 2006-A1 02/27/2006             $237,717.42
 1006809964          9964         XXXXXX9964             652                 RAST 2006-A1 02/27/2006             $152,641.74
 1006810046          0046         XXXXXX0046             652                 RAST 2006-A1 02/27/2006             $556,800.00
 1006813065          3065         XXXXXX3065             652                 RAST 2006-A1 02/27/2006             $143,751.34
 1006814071          4071         XXXXXX4071             652                 RAST 2006-A1 02/27/2006             $466,724.35
 1006814386          4386         XXXXXX4386             652                 RAST 2006-A1 02/27/2006             $412,739.19
 1006815003          5003         XXXXXX5003             652                 RAST 2006-A1 02/27/2006             $491,663.23
 1006815557          5557         XXXXXX5557             652                 RAST 2006-A1 02/27/2006             $219,888.66
 1006815953          5953         XXXXXX5953             652                 RAST 2006-A1 02/27/2006             $541,601.34
 1006816175          6175         XXXXXX6175             652                 RAST 2006-A1 02/27/2006             $832,611.68
 1006816738          6738         XXXXXX6738             652                 RAST 2006-A1 02/27/2006             $125,709.37
 1006816753          6753         XXXXXX6753             652                 RAST 2006-A1 02/27/2006             $290,877.71
 1006816795          6795         XXXXXX6795             652                 RAST 2006-A1 02/27/2006              $88,361.50
 1006816829          6829         XXXXXX6829             652                 RAST 2006-A1 02/27/2006             $395,422.00
 1006816951          6951         XXXXXX6951             652                 RAST 2006-A1 02/27/2006             $303,992.93
 1006817033          7033         XXXXXX7033             652                 RAST 2006-A1 02/27/2006             $444,970.17
 1006817116          7116         XXXXXX7116             652                 RAST 2006-A1 02/27/2006             $222,157.97
 1006817173          7173         XXXXXX7173             652                 RAST 2006-A1 02/27/2006             $252,855.37
 1006817215          7215         XXXXXX7215             652                 RAST 2006-A1 02/27/2006             $202,199.91
 1006817280          7280         XXXXXX7280             652                 RAST 2006-A1 02/27/2006             $221,546.22
 1006817397          7397         XXXXXX7397             652                 RAST 2006-A1 02/27/2006             $153,964.97
 1006817751          7751         XXXXXX7751             652                 RAST 2006-A1 02/27/2006             $272,232.40
 1006817777          7777         XXXXXX7777             652                 RAST 2006-A1 02/27/2006             $175,982.06
 1006817918          7918         XXXXXX7918             652                 RAST 2006-A1 02/27/2006             $275,180.27
 1006817959          7959         XXXXXX7959             652                 RAST 2006-A1 02/27/2006             $112,615.81
 1006818015          8015         XXXXXX8015             652                 RAST 2006-A1 02/27/2006              $78,827.32
 1006818080          8080         XXXXXX8080             652                 RAST 2006-A1 02/27/2006              $49,244.36
 1006818106          8106         XXXXXX8106             652                 RAST 2006-A1 02/27/2006             $615,254.89
 1006818114          8114         XXXXXX8114             652                 RAST 2006-A1 02/27/2006             $172,850.89
 1006818213          8213         XXXXXX8213             652                 RAST 2006-A1 02/27/2006             $315,082.59
 1006818445          8445         XXXXXX8445             652                 RAST 2006-A1 02/27/2006             $177,993.98
 1006818676          8676         XXXXXX8676             652                 RAST 2006-A1 02/27/2006             $489,961.62
 1006818718          8718         XXXXXX8718             652                 RAST 2006-A1 02/27/2006             $295,970.25
 1006818809          8809         XXXXXX8809             652                 RAST 2006-A1 02/27/2006             $234,472.63
 1006818890          8890         XXXXXX8890             652                 RAST 2006-A1 02/27/2006             $425,787.04
 1006818999          8999         XXXXXX8999             652                 RAST 2006-A1 02/27/2006             $244,214.75
 1006819161          9161         XXXXXX9161             652                 RAST 2006-A1 02/27/2006             $197,424.36
 1006819187          9187         XXXXXX9187             652                 RAST 2006-A1 02/27/2006             $256,166.36
 1006819229          9229         XXXXXX9229             652                 RAST 2006-A1 02/27/2006              $88,771.38
 1006819286          9286         XXXXXX9286             652                 RAST 2006-A1 02/27/2006             $365,373.22
 1006819310          9310         XXXXXX9310             652                 RAST 2006-A1 02/27/2006              $53,488.31
 1006819393          9393         XXXXXX9393             652                 RAST 2006-A1 02/27/2006             $404,653.39
 1006819476          9476         XXXXXX9476             652                 RAST 2006-A1 02/27/2006             $245,183.39
 1006819492          9492         XXXXXX9492             652                 RAST 2006-A1 02/27/2006              $61,339.12
 1006819534          9534         XXXXXX9534             652                 RAST 2006-A1 02/27/2006             $160,382.68
 1006819567          9567         XXXXXX9567             652                 RAST 2006-A1 02/27/2006             $193,505.29
 1006819575          9575         XXXXXX9575             652                 RAST 2006-A1 02/27/2006             $354,526.91
 1006820458          0458         XXXXXX0458             652                 RAST 2006-A1 02/27/2006             $104,000.00
 1006820912          0912         XXXXXX0912             652                 RAST 2006-A1 02/27/2006             $109,633.56
 1006820938          0938         XXXXXX0938             652                 RAST 2006-A1 02/27/2006             $572,784.41
 1006820946          0946         XXXXXX0946             652                 RAST 2006-A1 02/27/2006             $367,742.42
 1006821449          1449         XXXXXX1449             652                 RAST 2006-A1 02/27/2006             $577,863.00
 1006821639          1639         XXXXXX1639             652                 RAST 2006-A1 02/27/2006             $460,000.00
 1006822280          2280         XXXXXX2280             652                 RAST 2006-A1 02/27/2006             $471,472.93
 1006822736          2736         XXXXXX2736             652                 RAST 2006-A1 02/27/2006             $190,936.06
 1006823593          3593         XXXXXX3593             652                 RAST 2006-A1 02/27/2006             $541,036.50
 1006823643          3643         XXXXXX3643             652                 RAST 2006-A1 02/27/2006             $277,139.02
 1006823965          3965         XXXXXX3965             652                 RAST 2006-A1 02/27/2006             $199,995.11
 1006824260          4260         XXXXXX4260             652                 RAST 2006-A1 02/27/2006             $730,569.50
 1006826281          6281         XXXXXX6281             652                 RAST 2006-A1 02/27/2006             $189,991.08
 1006826687          6687         XXXXXX6687             652                 RAST 2006-A1 02/27/2006             $204,339.36
 1006829277          9277         XXXXXX9277             652                 RAST 2006-A1 02/27/2006             $443,356.22
 1006829871          9871         XXXXXX9871             652                 RAST 2006-A1 02/27/2006             $295,023.60
 1006830671          0671         XXXXXX0671             652                 RAST 2006-A1 02/27/2006             $141,766.80
 1006831281          1281         XXXXXX1281             652                 RAST 2006-A1 02/27/2006             $182,745.32
 1006831745          1745         XXXXXX1745             652                 RAST 2006-A1 02/27/2006             $158,441.29
 1006831794          1794         XXXXXX1794             652                 RAST 2006-A1 02/27/2006             $200,000.00
 1006832339          2339         XXXXXX2339             652                 RAST 2006-A1 02/27/2006             $438,996.42
 1006832420          2420         XXXXXX2420             652                 RAST 2006-A1 02/27/2006             $309,400.00
 1006832909          2909         XXXXXX2909             652                 RAST 2006-A1 02/27/2006             $573,200.00
 1006833527          3527         XXXXXX3527             652                 RAST 2006-A1 02/27/2006             $100,912.33
 1006833865          3865         XXXXXX3865             652                 RAST 2006-A1 02/27/2006             $128,188.08
 1006834285          4285         XXXXXX4285             652                 RAST 2006-A1 02/27/2006             $254,999.88
 1006834368          4368         XXXXXX4368             652                 RAST 2006-A1 02/27/2006             $173,287.95
 1006834566          4566         XXXXXX4566             652                 RAST 2006-A1 02/27/2006             $554,962.52
 1006835431          5431         XXXXXX5431             652                 RAST 2006-A1 02/27/2006             $106,792.90
 1006835936          5936         XXXXXX5936             652                 RAST 2006-A1 02/27/2006             $539,528.69
 1006836702          6702         XXXXXX6702             652                 RAST 2006-A1 02/27/2006             $346,250.34
 1006836827          6827         XXXXXX6827             652                 RAST 2006-A1 02/27/2006             $542,266.14
 1006837072          7072         XXXXXX7072             652                 RAST 2006-A1 02/27/2006             $591,999.98
 1006838278          8278         XXXXXX8278             652                 RAST 2006-A1 02/27/2006             $650,000.00
 1006838922          8922         XXXXXX8922             652                 RAST 2006-A1 02/27/2006             $132,254.02
 1006838955          8955         XXXXXX8955             652                 RAST 2006-A1 02/27/2006             $126,365.72
 1006838997          8997         XXXXXX8997             652                 RAST 2006-A1 02/27/2006             $164,874.49
 1006839060          9060         XXXXXX9060             652                 RAST 2006-A1 02/27/2006             $116,491.31
 1006839086          9086         XXXXXX9086             652                 RAST 2006-A1 02/27/2006             $162,402.66
 1006839094          9094         XXXXXX9094             652                 RAST 2006-A1 02/27/2006             $540,000.00
 1006839110          9110         XXXXXX9110             652                 RAST 2006-A1 02/27/2006             $119,441.57
 1006839144          9144         XXXXXX9144             652                 RAST 2006-A1 02/27/2006             $320,338.60
 1006839151          9151         XXXXXX9151             652                 RAST 2006-A1 02/27/2006             $147,218.33
 1006839235          9235         XXXXXX9235             652                 RAST 2006-A1 02/27/2006             $295,328.18
 1006839326          9326         XXXXXX9326             652                 RAST 2006-A1 02/27/2006             $228,338.04
 1006839342          9342         XXXXXX9342             652                 RAST 2006-A1 02/27/2006             $121,453.98
 1006839912          9912         XXXXXX9912             652                 RAST 2006-A1 02/27/2006             $228,583.00
 1006840589          0589         XXXXXX0589             652                 RAST 2006-A1 02/27/2006             $554,173.06
 1006840910          0910         XXXXXX0910             652                 RAST 2006-A1 02/27/2006             $450,350.85
 1006841231          1231         XXXXXX1231             652                 RAST 2006-A1 02/27/2006             $504,000.00
 1006841520          1520         XXXXXX1520             652                 RAST 2006-A1 02/27/2006             $309,310.18
 1006842437          2437         XXXXXX2437             652                 RAST 2006-A1 02/27/2006             $459,479.79
 1006842577          2577         XXXXXX2577             652                 RAST 2006-A1 02/27/2006             $159,643.84
 1006843336          3336         XXXXXX3336             652                 RAST 2006-A1 02/27/2006                $0.00
 1006843922          3922         XXXXXX3922             652                 RAST 2006-A1 02/27/2006             $123,933.78
 1006843997          3997         XXXXXX3997             652                 RAST 2006-A1 02/27/2006                $0.00
 1006844185          4185         XXXXXX4185             652                 RAST 2006-A1 02/27/2006             $300,000.00
 1006844409          4409         XXXXXX4409             652                 RAST 2006-A1 02/27/2006             $476,000.00
 1006845521          5521         XXXXXX5521             652                 RAST 2006-A1 02/27/2006             $636,800.00
 1006845943          5943         XXXXXX5943             652                 RAST 2006-A1 02/27/2006             $281,000.00
 1006846024          6024         XXXXXX6024             652                 RAST 2006-A1 02/27/2006             $101,029.88
 1006846073          6073         XXXXXX6073             652                 RAST 2006-A1 02/27/2006             $240,952.25
 1006846446          6446         XXXXXX6446             652                 RAST 2006-A1 02/27/2006             $257,440.84
 1006846784          6784         XXXXXX6784             652                 RAST 2006-A1 02/27/2006             $517,411.95
 1006847212          7212         XXXXXX7212             652                 RAST 2006-A1 02/27/2006             $240,996.18
 1006847451          7451         XXXXXX7451             652                 RAST 2006-A1 02/27/2006             $831,856.54
 1006847709          7709         XXXXXX7709             652                 RAST 2006-A1 02/27/2006             $245,933.40
 1006847998          7998         XXXXXX7998             652                 RAST 2006-A1 02/27/2006              $87,100.83
 1006848004          8004         XXXXXX8004             652                 RAST 2006-A1 02/27/2006              $83,181.71
 1006848194          8194         XXXXXX8194             652                 RAST 2006-A1 02/27/2006             $481,456.20
 1006849499          9499         XXXXXX9499             652                 RAST 2006-A1 02/27/2006             $246,818.09
 1006849507          9507         XXXXXX9507             652                 RAST 2006-A1 02/27/2006             $220,699.02
 1006851107          1107         XXXXXX1107             652                 RAST 2006-A1 02/27/2006             $400,000.00
 1006851354          1354         XXXXXX1354             652                 RAST 2006-A1 02/27/2006             $193,100.34
 1006851701          1701         XXXXXX1701             652                 RAST 2006-A1 02/27/2006             $191,748.02
 1006853160          3160         XXXXXX3160             652                 RAST 2006-A1 02/27/2006             $643,708.89
 1006853194          3194         XXXXXX3194             652                 RAST 2006-A1 02/27/2006              $99,751.21
 1006853269          3269         XXXXXX3269             652                 RAST 2006-A1 02/27/2006             $447,740.55
 1006853285          3285         XXXXXX3285             652                 RAST 2006-A1 02/27/2006             $370,213.90
 1006853368          3368         XXXXXX3368             652                 RAST 2006-A1 02/27/2006             $395,505.19
 1006854275          4275         XXXXXX4275             652                 RAST 2006-A1 02/27/2006                $0.00
 1006854283          4283         XXXXXX4283             652                 RAST 2006-A1 02/27/2006             $327,415.96
 1006854879          4879         XXXXXX4879             652                 RAST 2006-A1 02/27/2006             $454,197.44
 1006855199          5199         XXXXXX5199             652                 RAST 2006-A1 02/27/2006             $295,142.75
 1006855215          5215         XXXXXX5215             652                 RAST 2006-A1 02/27/2006             $628,366.39
 1006855546          5546         XXXXXX5546             652                 RAST 2006-A1 02/27/2006             $553,282.06
 1006856320          6320         XXXXXX6320             652                 RAST 2006-A1 02/27/2006             $306,330.99
 1006856593          6593         XXXXXX6593             652                 RAST 2006-A1 02/27/2006             $378,304.60
 1006858490          8490         XXXXXX8490             652                 RAST 2006-A1 02/27/2006             $148,503.33
 1006858573          8573         XXXXXX8573             652                 RAST 2006-A1 02/27/2006             $718,126.51
 1006858755          8755         XXXXXX8755             652                 RAST 2006-A1 02/27/2006             $264,960.08
 1006858870          8870         XXXXXX8870             652                 RAST 2006-A1 02/27/2006             $451,653.22
 1006858979          8979         XXXXXX8979             652                 RAST 2006-A1 02/27/2006             $135,500.00
 1006859381          9381         XXXXXX9381             652                 RAST 2006-A1 02/27/2006             $431,056.93
 1006859480          9480         XXXXXX9480             652                 RAST 2006-A1 02/27/2006            $1,431,472.40
 1006860124          0124         XXXXXX0124             652                 RAST 2006-A1 02/27/2006             $428,760.98
 1006860637          0637         XXXXXX0637             652                 RAST 2006-A1 02/27/2006             $217,012.98
 1006861080          1080         XXXXXX1080             652                 RAST 2006-A1 02/27/2006             $686,000.00
 1006861346          1346         XXXXXX1346             652                 RAST 2006-A1 02/27/2006             $124,998.78
 1006863425          3425         XXXXXX3425             652                 RAST 2006-A1 02/27/2006             $434,091.59
 1006863466          3466         XXXXXX3466             652                 RAST 2006-A1 02/27/2006             $159,187.36
 1006863839          3839         XXXXXX3839             652                 RAST 2006-A1 02/27/2006             $587,945.34
 1006863995          3995         XXXXXX3995             652                 RAST 2006-A1 02/27/2006             $538,453.99
 1006864407          4407         XXXXXX4407             652                 RAST 2006-A1 02/27/2006             $442,726.75
 1006864423          4423         XXXXXX4423             652                 RAST 2006-A1 02/27/2006             $125,580.44
 1006864530          4530         XXXXXX4530             652                 RAST 2006-A1 02/27/2006              $95,001.00
 1006864571          4571         XXXXXX4571             652                 RAST 2006-A1 02/27/2006              $79,126.82
 1006864654          4654         XXXXXX4654             652                 RAST 2006-A1 02/27/2006             $146,182.48
 1006864746          4746         XXXXXX4746             652                 RAST 2006-A1 02/27/2006             $108,770.42
 1006864951          4951         XXXXXX4951             652                 RAST 2006-A1 02/27/2006              $58,340.42
 1006864985          4985         XXXXXX4985             652                 RAST 2006-A1 02/27/2006             $173,783.59
 1006865057          5057         XXXXXX5057             652                 RAST 2006-A1 02/27/2006             $134,746.07
 1006865222          5222         XXXXXX5222             652                 RAST 2006-A1 02/27/2006             $106,269.54
 1006865313          5313         XXXXXX5313             652                 RAST 2006-A1 02/27/2006             $550,000.00
 1006865396          5396         XXXXXX5396             652                 RAST 2006-A1 02/27/2006              $75,055.05
 1006865495          5495         XXXXXX5495             652                 RAST 2006-A1 02/27/2006             $351,031.97
 1006865792          5792         XXXXXX5792             652                 RAST 2006-A1 02/27/2006             $118,626.54
 1006865800          5800         XXXXXX5800             652                 RAST 2006-A1 02/27/2006              $81,083.42
 1006866626          6626         XXXXXX6626             652                 RAST 2006-A1 02/27/2006             $518,366.00
 1006866659          6659         XXXXXX6659             652                 RAST 2006-A1 02/27/2006             $672,100.00
 1006866667          6667         XXXXXX6667             652                 RAST 2006-A1 02/27/2006             $559,000.00
 1006866733          6733         XXXXXX6733             652                 RAST 2006-A1 02/27/2006             $485,049.13
 1006866774          6774         XXXXXX6774             652                 RAST 2006-A1 02/27/2006             $593,292.98
 1006866824          6824         XXXXXX6824             652                 RAST 2006-A1 02/27/2006             $540,000.00
 1006866881          6881         XXXXXX6881             652                 RAST 2006-A1 02/27/2006             $125,405.75
 1006869414          9414         XXXXXX9414             652                 RAST 2006-A1 02/27/2006              $91,064.27
 1006869927          9927         XXXXXX9927             652                 RAST 2006-A1 02/27/2006             $386,690.54
 1006870719          0719         XXXXXX0719             652                 RAST 2006-A1 02/27/2006             $436,000.00
 1006871105          1105         XXXXXX1105             652                 RAST 2006-A1 02/27/2006             $124,679.75
 1006871279          1279         XXXXXX1279             652                 RAST 2006-A1 02/27/2006              $67,292.46
 1006871386          1386         XXXXXX1386             652                 RAST 2006-A1 02/27/2006             $120,225.26
 1006871790          1790         XXXXXX1790             652                 RAST 2006-A1 02/27/2006             $165,443.05
 1006871881          1881         XXXXXX1881             652                 RAST 2006-A1 02/27/2006             $208,472.57
 1006872608          2608         XXXXXX2608             652                 RAST 2006-A1 02/27/2006             $227,593.48
 1006873218          3218         XXXXXX3218             652                 RAST 2006-A1 02/27/2006             $688,000.00
 1006873226          3226         XXXXXX3226             652                 RAST 2006-A1 02/27/2006             $457,390.38
 1006874380          4380         XXXXXX4380             652                 RAST 2006-A1 02/27/2006             $260,868.84
 1006874448          4448         XXXXXX4448             652                 RAST 2006-A1 02/27/2006             $206,869.60
 1006875676          5676         XXXXXX5676             652                 RAST 2006-A1 02/27/2006             $497,502.12
 1006876567          6567         XXXXXX6567             652                 RAST 2006-A1 02/27/2006             $506,140.23
 1006877284          7284         XXXXXX7284             652                 RAST 2006-A1 02/27/2006             $200,078.80
 1006878175          8175         XXXXXX8175             652                 RAST 2006-A1 02/27/2006                $0.00
 1006879322          9322         XXXXXX9322             652                 RAST 2006-A1 02/27/2006             $249,170.41
 1006879496          9496         XXXXXX9496             652                 RAST 2006-A1 02/27/2006             $464,044.27
 1006882086          2086         XXXXXX2086             652                 RAST 2006-A1 02/27/2006             $222,000.00
 1006882524          2524         XXXXXX2524             652                 RAST 2006-A1 02/27/2006             $456,314.24
 1006884660          4660         XXXXXX4660             652                 RAST 2006-A1 02/27/2006             $185,744.66
 1006885055          5055         XXXXXX5055             652                 RAST 2006-A1 02/27/2006             $331,180.98
 1006888620          8620         XXXXXX8620             652                 RAST 2006-A1 02/27/2006             $395,814.71
 1006888679          8679         XXXXXX8679             652                 RAST 2006-A1 02/27/2006             $416,193.78
 1006889743          9743         XXXXXX9743             652                 RAST 2006-A1 02/27/2006             $299,800.00
 1006890352          0352         XXXXXX0352             652                 RAST 2006-A1 02/27/2006             $179,580.05
 1006890667          0667         XXXXXX0667             652                 RAST 2006-A1 02/27/2006             $421,591.82
 1006890774          0774         XXXXXX0774             652                 RAST 2006-A1 02/27/2006             $164,338.68
 1006890915          0915         XXXXXX0915             652                 RAST 2006-A1 02/27/2006             $184,053.83
 1006891913          1913         XXXXXX1913             652                 RAST 2006-A1 02/27/2006             $339,064.43
 1006892382          2382         XXXXXX2382             652                 RAST 2006-A1 02/27/2006             $614,614.18
 1006892952          2952         XXXXXX2952             652                 RAST 2006-A1 02/27/2006             $130,524.54
 1006893273          3273         XXXXXX3273             652                 RAST 2006-A1 02/27/2006             $269,220.66
 1006894297          4297         XXXXXX4297             652                 RAST 2006-A1 02/27/2006             $308,000.00
 1006894883          4883         XXXXXX4883             652                 RAST 2006-A1 02/27/2006             $672,662.97
 1006894990          4990         XXXXXX4990             652                 RAST 2006-A1 02/27/2006             $468,000.00
 1006895906          5906         XXXXXX5906             652                 RAST 2006-A1 02/27/2006             $303,040.17
 1006897688          7688         XXXXXX7688             652                 RAST 2006-A1 02/27/2006             $218,254.84
 1006898751          8751         XXXXXX8751             652                 RAST 2006-A1 02/27/2006             $194,690.13
 1006898785          8785         XXXXXX8785             652                 RAST 2006-A1 02/27/2006             $618,206.61
 1006899270          9270         XXXXXX9270             652                 RAST 2006-A1 02/27/2006             $462,382.71
 1006900474          0474         XXXXXX0474             652                 RAST 2006-A1 02/27/2006             $643,833.78
 1006901035          1035         XXXXXX1035             652                 RAST 2006-A1 02/27/2006             $198,051.61
 1006901043          1043         XXXXXX1043             652                 RAST 2006-A1 02/27/2006             $225,335.75
 1006902058          2058         XXXXXX2058             652                 RAST 2006-A1 02/27/2006             $133,186.23
 1006902421          2421         XXXXXX2421             652                 RAST 2006-A1 02/27/2006             $420,115.17
 1006903536          3536         XXXXXX3536             652                 RAST 2006-A1 02/27/2006             $415,246.54
 1006904138          4138         XXXXXX4138             652                 RAST 2006-A1 02/27/2006             $206,666.49
 1006904443          4443         XXXXXX4443             652                 RAST 2006-A1 02/27/2006             $216,754.59
 1006904476          4476         XXXXXX4476             652                 RAST 2006-A1 02/27/2006             $435,000.00
 1006904500          4500         XXXXXX4500             652                 RAST 2006-A1 02/27/2006             $542,266.25
 1006906158          6158         XXXXXX6158             652                 RAST 2006-A1 02/27/2006             $370,886.84
 1006906604          6604         XXXXXX6604             652                 RAST 2006-A1 02/27/2006             $717,206.96
 1006907610          7610         XXXXXX7610             652                 RAST 2006-A1 02/27/2006             $215,718.98
 1006909087          9087         XXXXXX9087             652                 RAST 2006-A1 02/27/2006             $711,600.00
 1006909186          9186         XXXXXX9186             652                 RAST 2006-A1 02/27/2006             $458,749.17
 1006909434          9434         XXXXXX9434             652                 RAST 2006-A1 02/27/2006             $545,835.78
 1006910341          0341         XXXXXX0341             652                 RAST 2006-A1 02/27/2006             $197,956.38
 1006910507          0507         XXXXXX0507             652                 RAST 2006-A1 02/27/2006             $493,525.79
 1006914194          4194         XXXXXX4194             652                 RAST 2006-A1 02/27/2006             $792,134.46
 1006914475          4475         XXXXXX4475             652                 RAST 2006-A1 02/27/2006             $144,512.39
 1006914707          4707         XXXXXX4707             652                 RAST 2006-A1 02/27/2006             $103,999.92
 1006915878          5878         XXXXXX5878             652                 RAST 2006-A1 02/27/2006             $458,890.74
 1006916132          6132         XXXXXX6132             652                 RAST 2006-A1 02/27/2006             $123,692.07
 1006916413          6413         XXXXXX6413             652                 RAST 2006-A1 02/27/2006             $460,470.12
 1006916835          6835         XXXXXX6835             652                 RAST 2006-A1 02/27/2006             $158,194.41
 1006919839          9839         XXXXXX9839             652                 RAST 2006-A1 02/27/2006             $539,195.95
 1006920324          0324         XXXXXX0324             652                 RAST 2006-A1 02/27/2006             $297,451.20
 1006921421          1421         XXXXXX1421             652                 RAST 2006-A1 02/27/2006             $559,900.00
 1006921561          1561         XXXXXX1561             652                 RAST 2006-A1 02/27/2006             $494,103.57
 1006923005          3005         XXXXXX3005             652                 RAST 2006-A1 02/27/2006             $221,616.49
 1006923666          3666         XXXXXX3666             652                 RAST 2006-A1 02/27/2006             $154,622.38
 1006925927          5927         XXXXXX5927             652                 RAST 2006-A1 02/27/2006             $102,859.34
 1006926818          6818         XXXXXX6818             652                 RAST 2006-A1 02/27/2006             $211,802.92
 1006927519          7519         XXXXXX7519             652                 RAST 2006-A1 02/27/2006             $349,998.78
 1006928251          8251         XXXXXX8251             652                 RAST 2006-A1 02/27/2006             $412,949.31
 1006930729          0729         XXXXXX0729             652                 RAST 2006-A1 02/27/2006             $457,455.44
 1006933814          3814         XXXXXX3814             652                 RAST 2006-A1 02/27/2006             $347,327.46
 1006934473          4473         XXXXXX4473             652                 RAST 2006-A1 02/27/2006             $391,163.04
 1006935959          5959         XXXXXX5959             652                 RAST 2006-A1 02/27/2006             $399,647.10
 1006936916          6916         XXXXXX6916             652                 RAST 2006-A1 02/27/2006             $160,779.25
 1006937427          7427         XXXXXX7427             652                 RAST 2006-A1 02/27/2006             $152,748.09
 1006937468          7468         XXXXXX7468             652                 RAST 2006-A1 02/27/2006             $444,165.18
 1006941080          1080         XXXXXX1080             652                 RAST 2006-A1 02/27/2006              $80,824.37
 1006942104          2104         XXXXXX2104             652                 RAST 2006-A1 02/27/2006             $474,884.43
 1006942492          2492         XXXXXX2492             652                 RAST 2006-A1 02/27/2006             $531,373.18
 1006942658          2658         XXXXXX2658             652                 RAST 2006-A1 02/27/2006             $341,323.21
 1006942849          2849         XXXXXX2849             652                 RAST 2006-A1 02/27/2006             $424,000.00
 1006942906          2906         XXXXXX2906             652                 RAST 2006-A1 02/27/2006             $408,717.42
 1006943201          3201         XXXXXX3201             652                 RAST 2006-A1 02/27/2006              $96,087.46
 1006945644          5644         XXXXXX5644             652                 RAST 2006-A1 02/27/2006             $538,000.00
 1006946436          6436         XXXXXX6436             652                 RAST 2006-A1 02/27/2006             $309,959.60
 1006947277          7277         XXXXXX7277             652                 RAST 2006-A1 02/27/2006             $218,057.12
 1006947319          7319         XXXXXX7319             652                 RAST 2006-A1 02/27/2006             $213,995.89
 1006951519          1519         XXXXXX1519             652                 RAST 2006-A1 02/27/2006             $611,900.00
 1006952871          2871         XXXXXX2871             652                 RAST 2006-A1 02/27/2006             $511,477.46
 1006952913          2913         XXXXXX2913             652                 RAST 2006-A1 02/27/2006             $552,161.59
 1006953754          3754         XXXXXX3754             652                 RAST 2006-A1 02/27/2006             $550,000.00
 1006954687          4687         XXXXXX4687             652                 RAST 2006-A1 02/27/2006             $544,739.76
 1006954943          4943         XXXXXX4943             652                 RAST 2006-A1 02/27/2006             $673,047.91
 1006955627          5627         XXXXXX5627             652                 RAST 2006-A1 02/27/2006             $605,137.68
 1006956153          6153         XXXXXX6153             652                 RAST 2006-A1 02/27/2006             $453,301.45
 1006957649          7649         XXXXXX7649             652                 RAST 2006-A1 02/27/2006             $277,406.19
 1006958142          8142         XXXXXX8142             652                 RAST 2006-A1 02/27/2006             $280,000.00
 1006959256          9256         XXXXXX9256             652                 RAST 2006-A1 02/27/2006             $753,288.37
 1006960858          0858         XXXXXX0858             652                 RAST 2006-A1 02/27/2006             $508,871.59
 1006961369          1369         XXXXXX1369             652                 RAST 2006-A1 02/27/2006             $178,116.57
 1006961419          1419         XXXXXX1419             652                 RAST 2006-A1 02/27/2006             $452,717.02
 1006961732          1732         XXXXXX1732             652                 RAST 2006-A1 02/27/2006             $631,024.53
 1006963571          3571         XXXXXX3571             652                 RAST 2006-A1 02/27/2006             $158,933.52
 1006963613          3613         XXXXXX3613             652                 RAST 2006-A1 02/27/2006             $317,630.05
 1006964835          4835         XXXXXX4835             652                 RAST 2006-A1 02/27/2006             $336,538.12
 1006965352          5352         XXXXXX5352             652                 RAST 2006-A1 02/27/2006             $190,502.64
 1006965873          5873         XXXXXX5873             652                 RAST 2006-A1 02/27/2006             $423,929.36
 1006965899          5899         XXXXXX5899             652                 RAST 2006-A1 02/27/2006             $670,793.42
 1006966152          6152         XXXXXX6152             652                 RAST 2006-A1 02/27/2006             $574,000.00
 1006967671          7671         XXXXXX7671             652                 RAST 2006-A1 02/27/2006             $219,739.61
 1006968364          8364         XXXXXX8364             652                 RAST 2006-A1 02/27/2006             $326,794.08
 1006968828          8828         XXXXXX8828             652                 RAST 2006-A1 02/27/2006             $554,687.43
 1006968836          8836         XXXXXX8836             652                 RAST 2006-A1 02/27/2006             $670,396.47
 1006971061          1061         XXXXXX1061             652                 RAST 2006-A1 02/27/2006              $85,258.57
 1006971137          1137         XXXXXX1137             652                 RAST 2006-A1 02/27/2006             $135,315.24
 1006971632          1632         XXXXXX1632             652                 RAST 2006-A1 02/27/2006             $833,797.81
 1006973323          3323         XXXXXX3323             652                 RAST 2006-A1 02/27/2006             $233,046.07
 1006973760          3760         XXXXXX3760             652                 RAST 2006-A1 02/27/2006             $245,343.08
 1006975534          5534         XXXXXX5534             652                 RAST 2006-A1 02/27/2006             $455,937.72
 1006976854          6854         XXXXXX6854             652                 RAST 2006-A1 02/27/2006             $447,996.27
 1006978421          8421         XXXXXX8421             652                 RAST 2006-A1 02/27/2006             $218,103.38
 1006978520          8520         XXXXXX8520             652                 RAST 2006-A1 02/27/2006             $594,701.35
 1006978934          8934         XXXXXX8934             652                 RAST 2006-A1 02/27/2006             $217,540.98
 1006979155          9155         XXXXXX9155             652                 RAST 2006-A1 02/27/2006             $694,109.15
 1006979304          9304         XXXXXX9304             652                 RAST 2006-A1 02/27/2006             $772,217.56
 1006979460          9460         XXXXXX9460             652                 RAST 2006-A1 02/27/2006             $283,007.52
 1006981797          1797         XXXXXX1797             652                 RAST 2006-A1 02/27/2006             $108,896.71
 1006983256          3256         XXXXXX3256             652                 RAST 2006-A1 02/27/2006             $226,348.81
 1006984866          4866         XXXXXX4866             652                 RAST 2006-A1 02/27/2006             $573,302.31
 1006985186          5186         XXXXXX5186             652                 RAST 2006-A1 02/27/2006             $478,740.81
 1006985194          5194         XXXXXX5194             652                 RAST 2006-A1 02/27/2006             $645,656.72
 1006985939          5939         XXXXXX5939             652                 RAST 2006-A1 02/27/2006             $527,567.12
 1006986093          6093         XXXXXX6093             652                 RAST 2006-A1 02/27/2006             $308,387.20
 1006986606          6606         XXXXXX6606             652                 RAST 2006-A1 02/27/2006             $862,044.09
 1006987067          7067         XXXXXX7067             652                 RAST 2006-A1 02/27/2006             $137,457.52
 1006987364          7364         XXXXXX7364             652                 RAST 2006-A1 02/27/2006             $420,968.18
 1006989014          9014         XXXXXX9014             652                 RAST 2006-A1 02/27/2006             $346,627.54
 1006989089          9089         XXXXXX9089             652                 RAST 2006-A1 02/27/2006             $123,584.51
 1006990673          0673         XXXXXX0673             652                 RAST 2006-A1 02/27/2006             $445,033.82
 1006990830          0830         XXXXXX0830             652                 RAST 2006-A1 02/27/2006             $539,994.34
 1006991267          1267         XXXXXX1267             652                 RAST 2006-A1 02/27/2006             $490,823.36
 1006992406          2406         XXXXXX2406             652                 RAST 2006-A1 02/27/2006             $594,441.77
 1006996209          6209         XXXXXX6209             652                 RAST 2006-A1 02/27/2006             $964,798.32
 1006996415          6415         XXXXXX6415             652                 RAST 2006-A1 02/27/2006             $515,296.45
 1006997140          7140         XXXXXX7140             652                 RAST 2006-A1 02/27/2006             $172,081.26
 1006997199          7199         XXXXXX7199             652                 RAST 2006-A1 02/27/2006             $182,262.83
 1006998858          8858         XXXXXX8858             652                 RAST 2006-A1 02/27/2006             $152,994.95
 1007001975          1975         XXXXXX1975             652                 RAST 2006-A1 02/27/2006            $1,490,900.00
 1007006289          6289         XXXXXX6289             652                 RAST 2006-A1 02/27/2006             $246,490.47
 1007006321          6321         XXXXXX6321             652                 RAST 2006-A1 02/27/2006             $644,529.91
 1007006818          6818         XXXXXX6818             652                 RAST 2006-A1 02/27/2006             $631,386.09
 1007007204          7204         XXXXXX7204             652                 RAST 2006-A1 02/27/2006             $480,716.95
 1007008822          8822         XXXXXX8822             652                 RAST 2006-A1 02/27/2006             $149,616.47
 1007009259          9259         XXXXXX9259             652                 RAST 2006-A1 02/27/2006             $395,846.70
 1007012865          2865         XXXXXX2865             652                 RAST 2006-A1 02/27/2006             $228,017.09
 1007012899          2899         XXXXXX2899             652                 RAST 2006-A1 02/27/2006             $122,680.26
 1007014242          4242         XXXXXX4242             652                 RAST 2006-A1 02/27/2006             $443,845.40
 1007014259          4259         XXXXXX4259             652                 RAST 2006-A1 02/27/2006             $440,075.67
 1007015371          5371         XXXXXX5371             652                 RAST 2006-A1 02/27/2006             $644,465.21
 1007016122          6122         XXXXXX6122             652                 RAST 2006-A1 02/27/2006             $165,560.30
 1007016304          6304         XXXXXX6304             652                 RAST 2006-A1 02/27/2006                $0.00
 1007017138          7138         XXXXXX7138             652                 RAST 2006-A1 02/27/2006             $329,666.55
 1007018136          8136         XXXXXX8136             652                 RAST 2006-A1 02/27/2006             $181,520.04
 1007019274          9274         XXXXXX9274             652                 RAST 2006-A1 02/27/2006             $485,775.65
 1007023003          3003         XXXXXX3003             652                 RAST 2006-A1 02/27/2006             $510,452.01
 1007025081          5081         XXXXXX5081             652                 RAST 2006-A1 02/27/2006             $297,085.86
 1007025370          5370         XXXXXX5370             652                 RAST 2006-A1 02/27/2006             $463,500.00
 1007025735          5735         XXXXXX5735             652                 RAST 2006-A1 02/27/2006             $109,844.74
 1007026303          6303         XXXXXX6303             652                 RAST 2006-A1 02/27/2006             $508,212.94
 1007026766          6766         XXXXXX6766             652                 RAST 2006-A1 02/27/2006             $643,099.98
 1007027509          7509         XXXXXX7509             652                 RAST 2006-A1 02/27/2006             $583,971.34
 1007028598          8598         XXXXXX8598             652                 RAST 2006-A1 02/27/2006             $117,974.03
 1007029935          9935         XXXXXX9935             652                 RAST 2006-A1 02/27/2006             $317,654.17
 1007033952          3952         XXXXXX3952             652                 RAST 2006-A1 02/27/2006             $538,060.67
 1007036328          6328         XXXXXX6328             652                 RAST 2006-A1 02/27/2006             $105,018.06
 1007036948          6948         XXXXXX6948             652                 RAST 2006-A1 02/27/2006             $360,412.21
 1007038472          8472         XXXXXX8472             652                 RAST 2006-A1 02/27/2006             $591,301.47
 1007039280          9280         XXXXXX9280             652                 RAST 2006-A1 02/27/2006             $153,564.06
 1007039603          9603         XXXXXX9603             652                 RAST 2006-A1 02/27/2006             $205,254.17
 1007042359          2359         XXXXXX2359             652                 RAST 2006-A1 02/27/2006             $450,683.59
 1007042490          2490         XXXXXX2490             652                 RAST 2006-A1 02/27/2006             $259,930.94
 1007044553          4553         XXXXXX4553             652                 RAST 2006-A1 02/27/2006             $628,053.99
 1007044652          4652         XXXXXX4652             652                 RAST 2006-A1 02/27/2006             $447,357.18
 1007048596          8596         XXXXXX8596             652                 RAST 2006-A1 02/27/2006             $293,587.17
 1007048851          8851         XXXXXX8851             652                 RAST 2006-A1 02/27/2006             $158,620.57
 1007049354          9354         XXXXXX9354             652                 RAST 2006-A1 02/27/2006             $556,453.19
 1007050519          0519         XXXXXX0519             652                 RAST 2006-A1 02/27/2006             $346,600.14
 1007053067          3067         XXXXXX3067             652                 RAST 2006-A1 02/27/2006             $313,794.64
 1007053844          3844         XXXXXX3844             652                 RAST 2006-A1 02/27/2006             $515,619.71
 1007057837          7837         XXXXXX7837             652                 RAST 2006-A1 02/27/2006             $202,381.58
 1007057860          7860         XXXXXX7860             652                 RAST 2006-A1 02/27/2006                $0.00
 1007060906          0906         XXXXXX0906             652                 RAST 2006-A1 02/27/2006             $445,291.53
 1007061045          1045         XXXXXX1045             652                 RAST 2006-A1 02/27/2006             $643,818.05
 1007066218          6218         XXXXXX6218             652                 RAST 2006-A1 02/27/2006             $507,495.00
 1007070087          0087         XXXXXX0087             652                 RAST 2006-A1 02/27/2006             $571,268.75
 1007070442          0442         XXXXXX0442             652                 RAST 2006-A1 02/27/2006             $495,743.40
 1007070798          0798         XXXXXX0798             652                 RAST 2006-A1 02/27/2006             $285,496.81
 1007071184          1184         XXXXXX1184             652                 RAST 2006-A1 02/27/2006             $432,240.17
 1007075169          5169         XXXXXX5169             652                 RAST 2006-A1 02/27/2006             $386,108.84
 1007078692          8692         XXXXXX8692             652                 RAST 2006-A1 02/27/2006             $395,912.88
 1007078759          8759         XXXXXX8759             652                 RAST 2006-A1 02/27/2006             $360,299.22
 1007087396          7396         XXXXXX7396             652                 RAST 2006-A1 02/27/2006             $171,236.96
 1007087503          7503         XXXXXX7503             652                 RAST 2006-A1 02/27/2006             $210,967.03
 1007088634          8634         XXXXXX8634             652                 RAST 2006-A1 02/27/2006             $280,134.09
 1007091877          1877         XXXXXX1877             652                 RAST 2006-A1 02/27/2006             $497,581.89
 1007096181          6181         XXXXXX6181             652                 RAST 2006-A1 02/27/2006             $443,754.76
 1007097403          7403         XXXXXX7403             652                 RAST 2006-A1 02/27/2006             $499,331.13
 1007098732          8732         XXXXXX8732             652                 RAST 2006-A1 02/27/2006             $499,318.70
 1007107202          7202         XXXXXX7202             652                 RAST 2006-A1 02/27/2006             $430,048.11
 1007109364          9364         XXXXXX9364             652                 RAST 2006-A1 02/27/2006             $251,999.55
 1007114877          4877         XXXXXX4877             652                 RAST 2006-A1 02/27/2006             $464,929.06
 1007115379          5379         XXXXXX5379             652                 RAST 2006-A1 02/27/2006             $427,236.65
 3001037625          7625         XXXXXX7625             652                 RAST 2006-A1 02/27/2006             $575,255.20
 3001146202          6202         XXXXXX6202             652                 RAST 2006-A1 02/27/2006             $411,455.25
 3001146319          6319         XXXXXX6319             652                 RAST 2006-A1 02/27/2006             $550,492.61
 3001171473          1473         XXXXXX1473             652                 RAST 2006-A1 02/27/2006             $616,948.38
 3001194756          4756         XXXXXX4756             652                 RAST 2006-A1 02/27/2006             $484,656.54
 3001202856          2856         XXXXXX2856             652                 RAST 2006-A1 02/27/2006             $112,978.80
 3001279359          9359         XXXXXX9359             652                 RAST 2006-A1 02/27/2006             $132,830.30
 3001279813          9813         XXXXXX9813             652                 RAST 2006-A1 02/27/2006             $105,428.87
 3001283591          3591         XXXXXX3591             652                 RAST 2006-A1 02/27/2006             $252,045.20
 3001296445          6445         XXXXXX6445             652                 RAST 2006-A1 02/27/2006              $99,028.45
 3001296635          6635         XXXXXX6635             652                 RAST 2006-A1 02/27/2006             $127,288.12
 3001298672          8672         XXXXXX8672             652                 RAST 2006-A1 02/27/2006              $76,399.96
 3001299951          9951         XXXXXX9951             652                 RAST 2006-A1 02/27/2006             $130,519.72
 3001302755          2755         XXXXXX2755             652                 RAST 2006-A1 02/27/2006              $57,480.56
 3001324858          4858         XXXXXX4858             652                 RAST 2006-A1 02/27/2006             $148,929.14
 3001325061          5061         XXXXXX5061             652                 RAST 2006-A1 02/27/2006             $119,063.58
 3001326804          6804         XXXXXX6804             652                 RAST 2006-A1 02/27/2006                $0.00
 3001329477          9477         XXXXXX9477             652                 RAST 2006-A1 02/27/2006             $114,365.91
 3001387749          7749         XXXXXX7749             652                 RAST 2006-A1 02/27/2006             $253,000.00
 3001388002          8002         XXXXXX8002             652                 RAST 2006-A1 02/27/2006             $275,000.00
 3001388697          8697         XXXXXX8697             652                 RAST 2006-A1 02/27/2006             $323,223.02
 3001388820          8820         XXXXXX8820             652                 RAST 2006-A1 02/27/2006             $233,420.26
 3001389281          9281         XXXXXX9281             652                 RAST 2006-A1 02/27/2006             $212,151.13
 3001389315          9315         XXXXXX9315             652                 RAST 2006-A1 02/27/2006             $215,000.00
 3001390099          0099         XXXXXX0099             652                 RAST 2006-A1 02/27/2006             $205,050.95
 3001390263          0263         XXXXXX0263             652                 RAST 2006-A1 02/27/2006             $223,920.00
 3001390321          0321         XXXXXX0321             652                 RAST 2006-A1 02/27/2006             $256,000.00
 3001398704          8704         XXXXXX8704             652                 RAST 2006-A1 02/27/2006             $212,735.85
 3001400252          0252         XXXXXX0252             652                 RAST 2006-A1 02/27/2006             $163,505.98
 3001400914          0914         XXXXXX0914             652                 RAST 2006-A1 02/27/2006             $134,575.60
 3001401490          1490         XXXXXX1490             652                 RAST 2006-A1 02/27/2006              $85,064.88
 3001411788          1788         XXXXXX1788             652                 RAST 2006-A1 02/27/2006             $120,012.93
 3001411796          1796         XXXXXX1796             652                 RAST 2006-A1 02/27/2006             $113,957.64
 3001411879          1879         XXXXXX1879             652                 RAST 2006-A1 02/27/2006             $193,834.82
 3001420441          0441         XXXXXX0441             652                 RAST 2006-A1 02/27/2006              $94,971.51
 3001421449          1449         XXXXXX1449             652                 RAST 2006-A1 02/27/2006             $106,583.86
 3001421829          1829         XXXXXX1829             652                 RAST 2006-A1 02/27/2006             $110,366.12
 3001422181          2181         XXXXXX2181             652                 RAST 2006-A1 02/27/2006             $151,521.49
 3001422546          2546         XXXXXX2546             652                 RAST 2006-A1 02/27/2006             $134,240.17
 3001425572          5572         XXXXXX5572             652                 RAST 2006-A1 02/27/2006             $466,000.00
 3001430218          0218         XXXXXX0218             652                 RAST 2006-A1 02/27/2006             $560,106.85
 3001430648          0648         XXXXXX0648             652                 RAST 2006-A1 02/27/2006             $389,497.77
 3001431208          1208         XXXXXX1208             652                 RAST 2006-A1 02/27/2006             $493,287.90
 3001433204          3204         XXXXXX3204             652                 RAST 2006-A1 02/27/2006              $98,526.09
 3001433360          3360         XXXXXX3360             652                 RAST 2006-A1 02/27/2006             $165,575.35
 3001433642          3642         XXXXXX3642             652                 RAST 2006-A1 02/27/2006             $116,772.83
 3001440704          0704         XXXXXX0704             652                 RAST 2006-A1 02/27/2006              $99,834.63
 3001440928          0928         XXXXXX0928             652                 RAST 2006-A1 02/27/2006              $80,255.67
 3001441215          1215         XXXXXX1215             652                 RAST 2006-A1 02/27/2006              $74,259.60
 3001441223          1223         XXXXXX1223             652                 RAST 2006-A1 02/27/2006             $108,103.85
 3001441801          1801         XXXXXX1801             652                 RAST 2006-A1 02/27/2006             $415,957.80
 3001445299          5299         XXXXXX5299             652                 RAST 2006-A1 02/27/2006                $0.00
 3001445315          5315         XXXXXX5315             652                 RAST 2006-A1 02/27/2006             $101,842.22
 3001448244          8244         XXXXXX8244             652                 RAST 2006-A1 02/27/2006              $66,996.18
 3001448590          8590         XXXXXX8590             652                 RAST 2006-A1 02/27/2006             $164,210.30
 3001448723          8723         XXXXXX8723             652                 RAST 2006-A1 02/27/2006             $128,769.43
 3001448814          8814         XXXXXX8814             652                 RAST 2006-A1 02/27/2006             $102,526.38
 3001449382          9382         XXXXXX9382             652                 RAST 2006-A1 02/27/2006             $165,133.56
 3001449507          9507         XXXXXX9507             652                 RAST 2006-A1 02/27/2006             $206,150.00
 3001450240          0240         XXXXXX0240             652                 RAST 2006-A1 02/27/2006             $294,783.99
 3001450273          0273         XXXXXX0273             652                 RAST 2006-A1 02/27/2006             $169,294.09
 3001450463          0463         XXXXXX0463             652                 RAST 2006-A1 02/27/2006             $244,931.02
 3001450547          0547         XXXXXX0547             652                 RAST 2006-A1 02/27/2006             $221,642.79
 3001450596          0596         XXXXXX0596             652                 RAST 2006-A1 02/27/2006             $241,042.53
 3001450612          0612         XXXXXX0612             652                 RAST 2006-A1 02/27/2006             $226,284.93
 3001451115          1115         XXXXXX1115             652                 RAST 2006-A1 02/27/2006                $0.00
 3001451289          1289         XXXXXX1289             652                 RAST 2006-A1 02/27/2006             $310,026.46
 3001462740          2740         XXXXXX2740             652                 RAST 2006-A1 02/27/2006              $75,879.56
 3001462815          2815         XXXXXX2815             652                 RAST 2006-A1 02/27/2006              $91,748.42
 3001463326          3326         XXXXXX3326             652                 RAST 2006-A1 02/27/2006              $70,026.33
 3001463342          3342         XXXXXX3342             652                 RAST 2006-A1 02/27/2006             $141,322.45
 3001463425          3425         XXXXXX3425             652                 RAST 2006-A1 02/27/2006             $131,627.13
 3001463961          3961         XXXXXX3961             652                 RAST 2006-A1 02/27/2006             $125,999.46
 3001464654          4654         XXXXXX4654             652                 RAST 2006-A1 02/27/2006             $340,943.92
 3001464761          4761         XXXXXX4761             652                 RAST 2006-A1 02/27/2006             $118,858.77
 3001466238          6238         XXXXXX6238             652                 RAST 2006-A1 02/27/2006             $131,711.17
 3001466634          6634         XXXXXX6634             652                 RAST 2006-A1 02/27/2006             $138,041.26
 3001471055          1055         XXXXXX1055             652                 RAST 2006-A1 02/27/2006             $110,035.90
 3001471154          1154         XXXXXX1154             652                 RAST 2006-A1 02/27/2006              $78,497.90
 3001471246          1246         XXXXXX1246             652                 RAST 2006-A1 02/27/2006              $96,777.68
 3001471519          1519         XXXXXX1519             652                 RAST 2006-A1 02/27/2006             $151,864.90
 3001471782          1782         XXXXXX1782             652                 RAST 2006-A1 02/27/2006             $169,519.39
 3001471840          1840         XXXXXX1840             652                 RAST 2006-A1 02/27/2006             $144,332.04
 3001471949          1949         XXXXXX1949             652                 RAST 2006-A1 02/27/2006             $132,611.42
 3001471956          1956         XXXXXX1956             652                 RAST 2006-A1 02/27/2006             $159,006.23
 3001471998          1998         XXXXXX1998             652                 RAST 2006-A1 02/27/2006              $97,028.12
 3001472392          2392         XXXXXX2392             652                 RAST 2006-A1 02/27/2006             $123,666.05
 3001473440          3440         XXXXXX3440             652                 RAST 2006-A1 02/27/2006             $136,793.70
 3001473986          3986         XXXXXX3986             652                 RAST 2006-A1 02/27/2006                $0.00
 3001474828          4828         XXXXXX4828             652                 RAST 2006-A1 02/27/2006             $509,991.27
 3001478498          8498         XXXXXX8498             652                 RAST 2006-A1 02/27/2006             $590,023.72
 3001478548          8548         XXXXXX8548             652                 RAST 2006-A1 02/27/2006             $433,666.29
 3001479496          9496         XXXXXX9496             652                 RAST 2006-A1 02/27/2006              $31,388.42
 3001479504          9504         XXXXXX9504             652                 RAST 2006-A1 02/27/2006                $0.00
 3001479660          9660         XXXXXX9660             652                 RAST 2006-A1 02/27/2006             $410,957.99
 3001479702          9702         XXXXXX9702             652                 RAST 2006-A1 02/27/2006             $816,165.07
 3001485956          5956         XXXXXX5956             652                 RAST 2006-A1 02/27/2006             $169,430.84
 3001486004          6004         XXXXXX6004             652                 RAST 2006-A1 02/27/2006             $118,467.46
 3001486269          6269         XXXXXX6269             652                 RAST 2006-A1 02/27/2006             $137,214.41
 3001486384          6384         XXXXXX6384             652                 RAST 2006-A1 02/27/2006             $492,789.14
 3001486905          6905         XXXXXX6905             652                 RAST 2006-A1 02/27/2006                $0.00
 3001489248          9248         XXXXXX9248             652                 RAST 2006-A1 02/27/2006             $531,400.09
 3001489693          9693         XXXXXX9693             652                 RAST 2006-A1 02/27/2006             $436,000.00
 3001494552          4552         XXXXXX4552             652                 RAST 2006-A1 02/27/2006             $464,000.00
 3001503485          3485         XXXXXX3485             652                 RAST 2006-A1 02/27/2006             $175,787.09
 3001503626          3626         XXXXXX3626             652                 RAST 2006-A1 02/27/2006              $78,085.02
 3001503634          3634         XXXXXX3634             652                 RAST 2006-A1 02/27/2006              $78,119.48
 3001503766          3766         XXXXXX3766             652                 RAST 2006-A1 02/27/2006              $78,120.52
 3001503774          3774         XXXXXX3774             652                 RAST 2006-A1 02/27/2006              $78,120.52
 3001503931          3931         XXXXXX3931             652                 RAST 2006-A1 02/27/2006             $128,154.77
 3001507932          7932         XXXXXX7932             652                 RAST 2006-A1 02/27/2006             $181,383.57
 3001514540          4540         XXXXXX4540             652                 RAST 2006-A1 02/27/2006             $117,637.99
 3001514672          4672         XXXXXX4672             652                 RAST 2006-A1 02/27/2006             $325,005.38
 3001517030          7030         XXXXXX7030             652                 RAST 2006-A1 02/27/2006             $641,402.21
 3001532344          2344         XXXXXX2344             652                 RAST 2006-A1 02/27/2006             $237,006.91
 3001532625          2625         XXXXXX2625             652                 RAST 2006-A1 02/27/2006             $312,071.49
 3001536816          6816         XXXXXX6816             652                 RAST 2006-A1 02/27/2006             $455,000.00
 3001536857          6857         XXXXXX6857             652                 RAST 2006-A1 02/27/2006             $424,000.00
 3001536949          6949         XXXXXX6949             652                 RAST 2006-A1 02/27/2006             $448,000.00
 3001537269          7269         XXXXXX7269             652                 RAST 2006-A1 02/27/2006             $569,348.28
 3001537376          7376         XXXXXX7376             652                 RAST 2006-A1 02/27/2006             $492,906.29
 3001537392          7392         XXXXXX7392             652                 RAST 2006-A1 02/27/2006             $473,890.69
 3001537426          7426         XXXXXX7426             652                 RAST 2006-A1 02/27/2006             $114,154.29
 3001537459          7459         XXXXXX7459             652                 RAST 2006-A1 02/27/2006             $157,594.75
 3001537525          7525         XXXXXX7525             652                 RAST 2006-A1 02/27/2006             $264,050.34
 3001537681          7681         XXXXXX7681             652                 RAST 2006-A1 02/27/2006             $290,326.09
 3001537707          7707         XXXXXX7707             652                 RAST 2006-A1 02/27/2006             $337,748.20
 3001537996          7996         XXXXXX7996             652                 RAST 2006-A1 02/27/2006             $114,486.18
 3001538093          8093         XXXXXX8093             652                 RAST 2006-A1 02/27/2006             $291,301.41
 3001538143          8143         XXXXXX8143             652                 RAST 2006-A1 02/27/2006             $127,697.71
 3001538242          8242         XXXXXX8242             652                 RAST 2006-A1 02/27/2006             $138,482.41
 3001538317          8317         XXXXXX8317             652                 RAST 2006-A1 02/27/2006             $237,253.18
 3001538465          8465         XXXXXX8465             652                 RAST 2006-A1 02/27/2006             $157,941.68
 3001538499          8499         XXXXXX8499             652                 RAST 2006-A1 02/27/2006             $285,315.43
 3001538762          8762         XXXXXX8762             652                 RAST 2006-A1 02/27/2006             $258,423.58
 3001538838          8838         XXXXXX8838             652                 RAST 2006-A1 02/27/2006             $282,803.38
 3001538978          8978         XXXXXX8978             652                 RAST 2006-A1 02/27/2006             $629,978.47
 3001539034          9034         XXXXXX9034             652                 RAST 2006-A1 02/27/2006             $906,724.23
 3001539174          9174         XXXXXX9174             652                 RAST 2006-A1 02/27/2006             $135,923.38
 3001539265          9265         XXXXXX9265             652                 RAST 2006-A1 02/27/2006             $117,393.20
 3001539307          9307         XXXXXX9307             652                 RAST 2006-A1 02/27/2006             $111,344.86
 3001539497          9497         XXXXXX9497             652                 RAST 2006-A1 02/27/2006             $101,705.40
 3001539547          9547         XXXXXX9547             652                 RAST 2006-A1 02/27/2006             $215,808.36
 3001539646          9646         XXXXXX9646             652                 RAST 2006-A1 02/27/2006             $123,344.82
 3001539737          9737         XXXXXX9737             652                 RAST 2006-A1 02/27/2006             $218,211.04
 3001539877          9877         XXXXXX9877             652                 RAST 2006-A1 02/27/2006             $118,491.60
 3001540024          0024         XXXXXX0024             652                 RAST 2006-A1 02/27/2006             $134,406.30
 3001540081          0081         XXXXXX0081             652                 RAST 2006-A1 02/27/2006             $132,044.28
 3001540180          0180         XXXXXX0180             652                 RAST 2006-A1 02/27/2006             $126,141.20
 3001540685          0685         XXXXXX0685             652                 RAST 2006-A1 02/27/2006              $87,039.54
 3001540719          0719         XXXXXX0719             652                 RAST 2006-A1 02/27/2006             $110,509.60
 3001540834          0834         XXXXXX0834             652                 RAST 2006-A1 02/27/2006              $92,856.72
 3001540859          0859         XXXXXX0859             652                 RAST 2006-A1 02/27/2006              $93,688.93
 3001540891          0891         XXXXXX0891             652                 RAST 2006-A1 02/27/2006             $294,263.37
 3001540917          0917         XXXXXX0917             652                 RAST 2006-A1 02/27/2006             $202,497.02
 3001540990          0990         XXXXXX0990             652                 RAST 2006-A1 02/27/2006             $159,938.11
 3001541030          1030         XXXXXX1030             652                 RAST 2006-A1 02/27/2006             $124,998.65
 3001541196          1196         XXXXXX1196             652                 RAST 2006-A1 02/27/2006              $43,688.76
 3001541212          1212         XXXXXX1212             652                 RAST 2006-A1 02/27/2006             $355,724.48
 3001541220          1220         XXXXXX1220             652                 RAST 2006-A1 02/27/2006             $144,622.41
 3001541378          1378         XXXXXX1378             652                 RAST 2006-A1 02/27/2006              $67,317.19
 3001541584          1584         XXXXXX1584             652                 RAST 2006-A1 02/27/2006              $35,437.11
 3001541592          1592         XXXXXX1592             652                 RAST 2006-A1 02/27/2006             $143,197.36
 3001541675          1675         XXXXXX1675             652                 RAST 2006-A1 02/27/2006              $31,083.44
 3001541683          1683         XXXXXX1683             652                 RAST 2006-A1 02/27/2006             $204,037.73
 3001541832          1832         XXXXXX1832             652                 RAST 2006-A1 02/27/2006             $221,429.23
 3001542012          2012         XXXXXX2012             652                 RAST 2006-A1 02/27/2006             $182,262.72
 3001542152          2152         XXXXXX2152             652                 RAST 2006-A1 02/27/2006             $122,393.81
 3001542160          2160         XXXXXX2160             652                 RAST 2006-A1 02/27/2006              $96,736.79
 3001542277          2277         XXXXXX2277             652                 RAST 2006-A1 02/27/2006             $224,767.92
 3001542335          2335         XXXXXX2335             652                 RAST 2006-A1 02/27/2006             $146,055.92
 3001542376          2376         XXXXXX2376             652                 RAST 2006-A1 02/27/2006             $276,787.89
 3001542475          2475         XXXXXX2475             652                 RAST 2006-A1 02/27/2006             $332,736.61
 3001542715          2715         XXXXXX2715             652                 RAST 2006-A1 02/27/2006             $128,582.73
 3001542749          2749         XXXXXX2749             652                 RAST 2006-A1 02/27/2006             $122,202.76
 3001543226          3226         XXXXXX3226             652                 RAST 2006-A1 02/27/2006              $97,396.46
 3001543374          3374         XXXXXX3374             652                 RAST 2006-A1 02/27/2006             $124,855.30
 3001544612          4612         XXXXXX4612             652                 RAST 2006-A1 02/27/2006             $409,613.87
 3001544851          4851         XXXXXX4851             652                 RAST 2006-A1 02/27/2006             $420,719.48
 3001544877          4877         XXXXXX4877             652                 RAST 2006-A1 02/27/2006             $480,793.99
 3001544893          4893         XXXXXX4893             652                 RAST 2006-A1 02/27/2006             $586,401.80
 3001545015          5015         XXXXXX5015             652                 RAST 2006-A1 02/27/2006             $581,881.72
 3001545072          5072         XXXXXX5072             652                 RAST 2006-A1 02/27/2006             $105,292.92
 3001556764          6764         XXXXXX6764             652                 RAST 2006-A1 02/27/2006              $50,931.98
 3001557150          7150         XXXXXX7150             652                 RAST 2006-A1 02/27/2006             $629,987.08
 3001557465          7465         XXXXXX7465             652                 RAST 2006-A1 02/27/2006             $136,020.00
 3001557960          7960         XXXXXX7960             652                 RAST 2006-A1 02/27/2006              $88,779.94
 3001558596          8596         XXXXXX8596             652                 RAST 2006-A1 02/27/2006             $189,424.28
 3001558893          8893         XXXXXX8893             652                 RAST 2006-A1 02/27/2006             $229,527.45
 3001560592          0592         XXXXXX0592             652                 RAST 2006-A1 02/27/2006             $166,064.24
 3001561533          1533         XXXXXX1533             652                 RAST 2006-A1 02/27/2006             $123,427.88
 3001563208          3208         XXXXXX3208             652                 RAST 2006-A1 02/27/2006             $570,425.09
 3001563430          3430         XXXXXX3430             652                 RAST 2006-A1 02/27/2006             $187,871.45
 3001563455          3455         XXXXXX3455             652                 RAST 2006-A1 02/27/2006             $140,599.48
 3001563620          3620         XXXXXX3620             652                 RAST 2006-A1 02/27/2006             $616,380.78
 3001563703          3703         XXXXXX3703             652                 RAST 2006-A1 02/27/2006              $61,931.86
 3001563927          3927         XXXXXX3927             652                 RAST 2006-A1 02/27/2006             $359,023.97
 3001564024          4024         XXXXXX4024             652                 RAST 2006-A1 02/27/2006             $206,521.82
 3001564073          4073         XXXXXX4073             652                 RAST 2006-A1 02/27/2006              $71,096.86
 3001564172          4172         XXXXXX4172             652                 RAST 2006-A1 02/27/2006             $444,405.69
 3001564305          4305         XXXXXX4305             652                 RAST 2006-A1 02/27/2006             $193,271.36
 3001564362          4362         XXXXXX4362             652                 RAST 2006-A1 02/27/2006             $123,943.87
 3001564537          4537         XXXXXX4537             652                 RAST 2006-A1 02/27/2006             $519,800.00
 3001564685          4685         XXXXXX4685             652                 RAST 2006-A1 02/27/2006             $109,857.60
 3001565088          5088         XXXXXX5088             652                 RAST 2006-A1 02/27/2006              $99,293.68
 3001565237          5237         XXXXXX5237             652                 RAST 2006-A1 02/27/2006             $500,849.34
 3001566516          6516         XXXXXX6516             652                 RAST 2006-A1 02/27/2006             $600,000.00
 3001567324          7324         XXXXXX7324             652                 RAST 2006-A1 02/27/2006             $244,618.52
 3001567555          7555         XXXXXX7555             652                 RAST 2006-A1 02/27/2006             $620,513.51
 3001568348          8348         XXXXXX8348             652                 RAST 2006-A1 02/27/2006             $450,000.00
 3001570476          0476         XXXXXX0476             652                 RAST 2006-A1 02/27/2006             $699,998.18
 3001570914          0914         XXXXXX0914             652                 RAST 2006-A1 02/27/2006             $525,500.00
 3001570930          0930         XXXXXX0930             652                 RAST 2006-A1 02/27/2006             $519,961.08
 3001571086          1086         XXXXXX1086             652                 RAST 2006-A1 02/27/2006             $625,000.00
 3001571490          1490         XXXXXX1490             652                 RAST 2006-A1 02/27/2006             $492,000.00
 3001571847          1847         XXXXXX1847             652                 RAST 2006-A1 02/27/2006             $472,000.00
 3001573504          3504         XXXXXX3504             652                 RAST 2006-A1 02/27/2006             $553,814.47
 3001574056          4056         XXXXXX4056             652                 RAST 2006-A1 02/27/2006             $456,000.00
 3001574254          4254         XXXXXX4254             652                 RAST 2006-A1 02/27/2006             $477,574.53
 3001574270          4270         XXXXXX4270             652                 RAST 2006-A1 02/27/2006             $472,000.00
 3001574502          4502         XXXXXX4502             652                 RAST 2006-A1 02/27/2006             $500,000.00
 3001574791          4791         XXXXXX4791             652                 RAST 2006-A1 02/27/2006             $878,806.73
 3001574833          4833         XXXXXX4833             652                 RAST 2006-A1 02/27/2006             $551,868.11
 3001574882          4882         XXXXXX4882             652                 RAST 2006-A1 02/27/2006             $499,975.00
 3001575046          5046         XXXXXX5046             652                 RAST 2006-A1 02/27/2006             $513,000.00
 3001575053          5053         XXXXXX5053             652                 RAST 2006-A1 02/27/2006             $650,000.00
 3001575194          5194         XXXXXX5194             652                 RAST 2006-A1 02/27/2006             $611,624.34
 3001575202          5202         XXXXXX5202             652                 RAST 2006-A1 02/27/2006             $640,000.00
 3001575509          5509         XXXXXX5509             652                 RAST 2006-A1 02/27/2006             $984,395.84
 3001575624          5624         XXXXXX5624             652                 RAST 2006-A1 02/27/2006             $354,789.74
 3001575640          5640         XXXXXX5640             652                 RAST 2006-A1 02/27/2006             $662,012.59
 3001575673          5673         XXXXXX5673             652                 RAST 2006-A1 02/27/2006             $414,527.68
 3001575731          5731         XXXXXX5731             652                 RAST 2006-A1 02/27/2006             $489,686.95
 3001575749          5749         XXXXXX5749             652                 RAST 2006-A1 02/27/2006             $360,212.49
 3001575756          5756         XXXXXX5756             652                 RAST 2006-A1 02/27/2006             $500,999.78
 3001575806          5806         XXXXXX5806             652                 RAST 2006-A1 02/27/2006             $419,260.81
 3001575814          5814         XXXXXX5814             652                 RAST 2006-A1 02/27/2006             $642,071.20
 3001575822          5822         XXXXXX5822             652                 RAST 2006-A1 02/27/2006             $498,491.08
 3001575830          5830         XXXXXX5830             652                 RAST 2006-A1 02/27/2006             $593,133.03
 3001575848          5848         XXXXXX5848             652                 RAST 2006-A1 02/27/2006             $612,201.67
 3001575855          5855         XXXXXX5855             652                 RAST 2006-A1 02/27/2006             $474,760.94
 3001575871          5871         XXXXXX5871             652                 RAST 2006-A1 02/27/2006             $948,448.73
 3001575889          5889         XXXXXX5889             652                 RAST 2006-A1 02/27/2006             $592,384.56
 3001576101          6101         XXXXXX6101             652                 RAST 2006-A1 02/27/2006             $272,138.61
 3001576127          6127         XXXXXX6127             652                 RAST 2006-A1 02/27/2006             $286,244.22
 3001576275          6275         XXXXXX6275             652                 RAST 2006-A1 02/27/2006             $618,390.00
 3001576317          6317         XXXXXX6317             652                 RAST 2006-A1 02/27/2006             $681,622.13
 3001576440          6440         XXXXXX6440             652                 RAST 2006-A1 02/27/2006             $610,855.05
 3001577182          7182         XXXXXX7182             652                 RAST 2006-A1 02/27/2006             $553,669.21
 3001577299          7299         XXXXXX7299             652                 RAST 2006-A1 02/27/2006             $482,427.41
 3001577521          7521         XXXXXX7521             652                 RAST 2006-A1 02/27/2006             $610,264.20
 3001578446          8446         XXXXXX8446             652                 RAST 2006-A1 02/27/2006             $212,000.00
 3001578453          8453         XXXXXX8453             652                 RAST 2006-A1 02/27/2006             $232,028.23
 3001578503          8503         XXXXXX8503             652                 RAST 2006-A1 02/27/2006             $104,674.30
 3001578701          8701         XXXXXX8701             652                 RAST 2006-A1 02/27/2006             $334,776.29
 3001578784          8784         XXXXXX8784             652                 RAST 2006-A1 02/27/2006             $113,190.49
 3001578826          8826         XXXXXX8826             652                 RAST 2006-A1 02/27/2006             $140,738.17
 3001578925          8925         XXXXXX8925             652                 RAST 2006-A1 02/27/2006             $426,998.18
 3001579527          9527         XXXXXX9527             652                 RAST 2006-A1 02/27/2006             $284,856.51
 3001579998          9998         XXXXXX9998             652                 RAST 2006-A1 02/27/2006             $107,661.90
 3001580293          0293         XXXXXX0293             652                 RAST 2006-A1 02/27/2006             $118,620.35
 3001580343          0343         XXXXXX0343             652                 RAST 2006-A1 02/27/2006             $118,907.11
 3001580459          0459         XXXXXX0459             652                 RAST 2006-A1 02/27/2006             $123,628.17
 3001580798          0798         XXXXXX0798             652                 RAST 2006-A1 02/27/2006             $468,387.12
 3001581036          1036         XXXXXX1036             652                 RAST 2006-A1 02/27/2006             $470,000.00
 3001581135          1135         XXXXXX1135             652                 RAST 2006-A1 02/27/2006             $579,000.00
 3001581333          1333         XXXXXX1333             652                 RAST 2006-A1 02/27/2006             $455,148.02
 3001581473          1473         XXXXXX1473             652                 RAST 2006-A1 02/27/2006                $0.00
 3001581515          1515         XXXXXX1515             652                 RAST 2006-A1 02/27/2006             $614,558.92
 3001581556          1556         XXXXXX1556             652                 RAST 2006-A1 02/27/2006             $479,938.90
 3001581739          1739         XXXXXX1739             652                 RAST 2006-A1 02/27/2006             $443,379.76
 3001581929          1929         XXXXXX1929             652                 RAST 2006-A1 02/27/2006             $422,999.96
 3001581937          1937         XXXXXX1937             652                 RAST 2006-A1 02/27/2006             $547,938.35
 3001581960          1960         XXXXXX1960             652                 RAST 2006-A1 02/27/2006             $439,999.99
 3001582406          2406         XXXXXX2406             652                 RAST 2006-A1 02/27/2006             $608,781.71
 3001583628          3628         XXXXXX3628             652                 RAST 2006-A1 02/27/2006             $787,333.72
 3001583651          3651         XXXXXX3651             652                 RAST 2006-A1 02/27/2006             $114,666.58
 3001583685          3685         XXXXXX3685             652                 RAST 2006-A1 02/27/2006             $109,246.35
 3001583990          3990         XXXXXX3990             652                 RAST 2006-A1 02/27/2006             $683,011.66
 3001584428          4428         XXXXXX4428             652                 RAST 2006-A1 02/27/2006             $445,204.16
 3001584451          4451         XXXXXX4451             652                 RAST 2006-A1 02/27/2006             $451,022.83
 3001584667          4667         XXXXXX4667             652                 RAST 2006-A1 02/27/2006             $309,664.90
 3001585144          5144         XXXXXX5144             652                 RAST 2006-A1 02/27/2006             $508,710.79
 3001585805          5805         XXXXXX5805             652                 RAST 2006-A1 02/27/2006             $540,000.00
 3001585813          5813         XXXXXX5813             652                 RAST 2006-A1 02/27/2006             $426,629.38
 3001585953          5953         XXXXXX5953             652                 RAST 2006-A1 02/27/2006             $515,000.00
 3001586043          6043         XXXXXX6043             652                 RAST 2006-A1 02/27/2006             $825,000.00
 3001590003          0003         XXXXXX0003             652                 RAST 2006-A1 02/27/2006             $139,166.49
 3001590086          0086         XXXXXX0086             652                 RAST 2006-A1 02/27/2006             $435,591.96
 3001590185          0185         XXXXXX0185             652                 RAST 2006-A1 02/27/2006             $464,715.34
 3001590235          0235         XXXXXX0235             652                 RAST 2006-A1 02/27/2006             $434,309.28
 3001590391          0391         XXXXXX0391             652                 RAST 2006-A1 02/27/2006             $558,844.91
 3001590599          0599         XXXXXX0599             652                 RAST 2006-A1 02/27/2006             $610,000.03
 3001590888          0888         XXXXXX0888             652                 RAST 2006-A1 02/27/2006             $446,836.35
 3001590896          0896         XXXXXX0896             652                 RAST 2006-A1 02/27/2006             $437,542.93
 3001590912          0912         XXXXXX0912             652                 RAST 2006-A1 02/27/2006             $422,400.00
 3001590920          0920         XXXXXX0920             652                 RAST 2006-A1 02/27/2006             $484,800.00
 3001590987          0987         XXXXXX0987             652                 RAST 2006-A1 02/27/2006             $421,127.50
 3001591225          1225         XXXXXX1225             652                 RAST 2006-A1 02/27/2006             $473,403.43
 3001591233          1233         XXXXXX1233             652                 RAST 2006-A1 02/27/2006             $449,878.50
 3001591324          1324         XXXXXX1324             652                 RAST 2006-A1 02/27/2006             $453,069.25
 3001591407          1407         XXXXXX1407             652                 RAST 2006-A1 02/27/2006             $449,710.94
 3001591423          1423         XXXXXX1423             652                 RAST 2006-A1 02/27/2006             $359,650.00
 3001591696          1696         XXXXXX1696             652                 RAST 2006-A1 02/27/2006             $438,424.00
 3001591712          1712         XXXXXX1712             652                 RAST 2006-A1 02/27/2006             $424,872.55
 3001591753          1753         XXXXXX1753             652                 RAST 2006-A1 02/27/2006             $631,200.00
 3001591803          1803         XXXXXX1803             652                 RAST 2006-A1 02/27/2006             $477,680.04
 3001591829          1829         XXXXXX1829             652                 RAST 2006-A1 02/27/2006             $497,000.00
 3001592181          2181         XXXXXX2181             652                 RAST 2006-A1 02/27/2006             $443,520.32
 3001592264          2264         XXXXXX2264             652                 RAST 2006-A1 02/27/2006             $690,603.04
 3001592355          2355         XXXXXX2355             652                 RAST 2006-A1 02/27/2006             $999,999.00
 3001592413          2413         XXXXXX2413             652                 RAST 2006-A1 02/27/2006             $473,857.83
 3001592439          2439         XXXXXX2439             652                 RAST 2006-A1 02/27/2006             $465,044.18
 3001592454          2454         XXXXXX2454             652                 RAST 2006-A1 02/27/2006             $674,595.68
 3001592470          2470         XXXXXX2470             652                 RAST 2006-A1 02/27/2006             $508,965.31
 3001592488          2488         XXXXXX2488             652                 RAST 2006-A1 02/27/2006             $717,501.05
 3001592587          2587         XXXXXX2587             652                 RAST 2006-A1 02/27/2006             $488,101.79
 3001592603          2603         XXXXXX2603             652                 RAST 2006-A1 02/27/2006             $979,000.00
 3001592629          2629         XXXXXX2629             652                 RAST 2006-A1 02/27/2006             $548,000.00
 3001592769          2769         XXXXXX2769             652                 RAST 2006-A1 02/27/2006             $450,496.32
 3001592777          2777         XXXXXX2777             652                 RAST 2006-A1 02/27/2006             $481,338.60
 3001592785          2785         XXXXXX2785             652                 RAST 2006-A1 02/27/2006             $685,220.29
 3001592835          2835         XXXXXX2835             652                 RAST 2006-A1 02/27/2006             $649,859.17
 3001592843          2843         XXXXXX2843             652                 RAST 2006-A1 02/27/2006             $203,362.82
 3001592868          2868         XXXXXX2868             652                 RAST 2006-A1 02/27/2006             $459,200.00
 3001592892          2892         XXXXXX2892             652                 RAST 2006-A1 02/27/2006             $499,207.00
 3001592934          2934         XXXXXX2934             652                 RAST 2006-A1 02/27/2006             $452,000.00
 3001593098          3098         XXXXXX3098             652                 RAST 2006-A1 02/27/2006             $636,146.08
 3001593205          3205         XXXXXX3205             652                 RAST 2006-A1 02/27/2006             $470,681.97
 3001593627          3627         XXXXXX3627             652                 RAST 2006-A1 02/27/2006             $552,000.00
 3001593635          3635         XXXXXX3635             652                 RAST 2006-A1 02/27/2006             $477,410.38
 3001593650          3650         XXXXXX3650             652                 RAST 2006-A1 02/27/2006             $443,862.57
 3001593734          3734         XXXXXX3734             652                 RAST 2006-A1 02/27/2006             $522,292.05
 3001593759          3759         XXXXXX3759             652                 RAST 2006-A1 02/27/2006             $924,051.29
 3001593932          3932         XXXXXX3932             652                 RAST 2006-A1 02/27/2006             $128,530.32
 3001594021          4021         XXXXXX4021             652                 RAST 2006-A1 02/27/2006             $225,109.20
 3001594294          4294         XXXXXX4294             652                 RAST 2006-A1 02/27/2006             $639,421.70
 3001594302          4302         XXXXXX4302             652                 RAST 2006-A1 02/27/2006              $97,215.38
 3001594328          4328         XXXXXX4328             652                 RAST 2006-A1 02/27/2006             $357,449.84
 3001594344          4344         XXXXXX4344             652                 RAST 2006-A1 02/27/2006             $141,515.59
 3001594351          4351         XXXXXX4351             652                 RAST 2006-A1 02/27/2006                $0.00
 3001594617          4617         XXXXXX4617             652                 RAST 2006-A1 02/27/2006              $98,608.73
 3001594633          4633         XXXXXX4633             652                 RAST 2006-A1 02/27/2006             $160,191.78
 3001594658          4658         XXXXXX4658             652                 RAST 2006-A1 02/27/2006             $186,561.28
 3001594799          4799         XXXXXX4799             652                 RAST 2006-A1 02/27/2006             $192,687.76
 3001594906          4906         XXXXXX4906             652                 RAST 2006-A1 02/27/2006             $347,305.36
 3001594922          4922         XXXXXX4922             652                 RAST 2006-A1 02/27/2006             $202,569.21
 3001595036          5036         XXXXXX5036             652                 RAST 2006-A1 02/27/2006              $90,684.35
 3001595051          5051         XXXXXX5051             652                 RAST 2006-A1 02/27/2006             $276,101.03
 3001595135          5135         XXXXXX5135             652                 RAST 2006-A1 02/27/2006              $69,271.28
 3001595242          5242         XXXXXX5242             652                 RAST 2006-A1 02/27/2006              $72,742.59
 3001595267          5267         XXXXXX5267             652                 RAST 2006-A1 02/27/2006              $98,281.41
 3001595283          5283         XXXXXX5283             652                 RAST 2006-A1 02/27/2006             $285,723.04
 3001595325          5325         XXXXXX5325             652                 RAST 2006-A1 02/27/2006             $164,166.20
 3001595333          5333         XXXXXX5333             652                 RAST 2006-A1 02/27/2006              $92,455.29
 3001595341          5341         XXXXXX5341             652                 RAST 2006-A1 02/27/2006             $196,371.87
 3001595374          5374         XXXXXX5374             652                 RAST 2006-A1 02/27/2006             $134,707.02
 3001595416          5416         XXXXXX5416             652                 RAST 2006-A1 02/27/2006             $208,511.70
 3001595481          5481         XXXXXX5481             652                 RAST 2006-A1 02/27/2006             $294,508.62
 3001595499          5499         XXXXXX5499             652                 RAST 2006-A1 02/27/2006              $88,874.57
 3001595606          5606         XXXXXX5606             652                 RAST 2006-A1 02/27/2006              $99,057.66
 3001595788          5788         XXXXXX5788             652                 RAST 2006-A1 02/27/2006             $407,008.99
 3001595796          5796         XXXXXX5796             652                 RAST 2006-A1 02/27/2006              $67,149.64
 3001595820          5820         XXXXXX5820             652                 RAST 2006-A1 02/27/2006             $292,054.19
 3001595853          5853         XXXXXX5853             652                 RAST 2006-A1 02/27/2006             $245,390.00
 3001595986          5986         XXXXXX5986             652                 RAST 2006-A1 02/27/2006             $351,778.76
 3001596034          6034         XXXXXX6034             652                 RAST 2006-A1 02/27/2006                $0.00
 3001596067          6067         XXXXXX6067             652                 RAST 2006-A1 02/27/2006              $97,865.35
 3001596091          6091         XXXXXX6091             652                 RAST 2006-A1 02/27/2006              $78,974.48
 3001596158          6158         XXXXXX6158             652                 RAST 2006-A1 02/27/2006             $177,152.90
 3001596190          6190         XXXXXX6190             652                 RAST 2006-A1 02/27/2006             $133,866.10
 3001596315          6315         XXXXXX6315             652                 RAST 2006-A1 02/27/2006             $303,558.10
 3001596349          6349         XXXXXX6349             652                 RAST 2006-A1 02/27/2006             $179,957.44
 3001596505          6505         XXXXXX6505             652                 RAST 2006-A1 02/27/2006             $458,498.12
 3001596570          6570         XXXXXX6570             652                 RAST 2006-A1 02/27/2006             $234,471.58
 3001596604          6604         XXXXXX6604             652                 RAST 2006-A1 02/27/2006             $547,657.41
 3001596612          6612         XXXXXX6612             652                 RAST 2006-A1 02/27/2006             $167,211.89
 3001596638          6638         XXXXXX6638             652                 RAST 2006-A1 02/27/2006             $134,266.78
 3001596679          6679         XXXXXX6679             652                 RAST 2006-A1 02/27/2006             $284,026.39
 3001596828          6828         XXXXXX6828             652                 RAST 2006-A1 02/27/2006             $347,157.23
 3001597016          7016         XXXXXX7016             652                 RAST 2006-A1 02/27/2006             $100,359.47
 3001597180          7180         XXXXXX7180             652                 RAST 2006-A1 02/27/2006             $161,746.58
 3001597230          7230         XXXXXX7230             652                 RAST 2006-A1 02/27/2006             $105,563.63
 3001597263          7263         XXXXXX7263             652                 RAST 2006-A1 02/27/2006             $110,640.07
 3001597313          7313         XXXXXX7313             652                 RAST 2006-A1 02/27/2006             $207,568.48
 3001597370          7370         XXXXXX7370             652                 RAST 2006-A1 02/27/2006             $259,499.32
 3001597446          7446         XXXXXX7446             652                 RAST 2006-A1 02/27/2006              $75,046.59
 3001597487          7487         XXXXXX7487             652                 RAST 2006-A1 02/27/2006             $131,073.55
 3001597537          7537         XXXXXX7537             652                 RAST 2006-A1 02/27/2006             $266,623.86
 3001597610          7610         XXXXXX7610             652                 RAST 2006-A1 02/27/2006             $213,352.35
 3001597669          7669         XXXXXX7669             652                 RAST 2006-A1 02/27/2006             $141,214.56
 3001597768          7768         XXXXXX7768             652                 RAST 2006-A1 02/27/2006             $224,023.72
 3001597917          7917         XXXXXX7917             652                 RAST 2006-A1 02/27/2006              $83,581.89
 3001597982          7982         XXXXXX7982             652                 RAST 2006-A1 02/27/2006             $458,432.26
 3001597990          7990         XXXXXX7990             652                 RAST 2006-A1 02/27/2006             $245,280.57
 3001598030          8030         XXXXXX8030             652                 RAST 2006-A1 02/27/2006             $165,859.93
 3001598154          8154         XXXXXX8154             652                 RAST 2006-A1 02/27/2006             $248,617.12
 3001598162          8162         XXXXXX8162             652                 RAST 2006-A1 02/27/2006             $211,194.06
 3001598212          8212         XXXXXX8212             652                 RAST 2006-A1 02/27/2006             $354,548.99
 3001598279          8279         XXXXXX8279             652                 RAST 2006-A1 02/27/2006             $314,150.74
 3001598295          8295         XXXXXX8295             652                 RAST 2006-A1 02/27/2006             $351,102.10
 3001598311          8311         XXXXXX8311             652                 RAST 2006-A1 02/27/2006             $467,334.42
 3001598337          8337         XXXXXX8337             652                 RAST 2006-A1 02/27/2006             $318,284.48
 3001598345          8345         XXXXXX8345             652                 RAST 2006-A1 02/27/2006             $354,389.94
 3001598378          8378         XXXXXX8378             652                 RAST 2006-A1 02/27/2006             $261,426.96
 3001598402          8402         XXXXXX8402             652                 RAST 2006-A1 02/27/2006             $236,198.53
 3001598659          8659         XXXXXX8659             652                 RAST 2006-A1 02/27/2006             $710,996.70
 3001598667          8667         XXXXXX8667             652                 RAST 2006-A1 02/27/2006             $633,875.03
 3001599012          9012         XXXXXX9012             652                 RAST 2006-A1 02/27/2006             $178,294.16
 3001599376          9376         XXXXXX9376             652                 RAST 2006-A1 02/27/2006             $382,399.87
 3001599566          9566         XXXXXX9566             652                 RAST 2006-A1 02/27/2006             $230,545.35
 3001599574          9574         XXXXXX9574             652                 RAST 2006-A1 02/27/2006              $67,231.28
 3001600208          0208         XXXXXX0208             652                 RAST 2006-A1 02/27/2006             $177,599.35
 3001600489          0489         XXXXXX0489             652                 RAST 2006-A1 02/27/2006             $114,729.11
 3001600646          0646         XXXXXX0646             652                 RAST 2006-A1 02/27/2006             $104,736.04
 3001600844          0844         XXXXXX0844             652                 RAST 2006-A1 02/27/2006             $152,467.66
 3001600893          0893         XXXXXX0893             652                 RAST 2006-A1 02/27/2006             $130,016.80
 3001601818          1818         XXXXXX1818             652                 RAST 2006-A1 02/27/2006             $180,724.98
 3001601966          1966         XXXXXX1966             652                 RAST 2006-A1 02/27/2006             $143,134.71
 3001601990          1990         XXXXXX1990             652                 RAST 2006-A1 02/27/2006             $201,337.08
 3001602022          2022         XXXXXX2022             652                 RAST 2006-A1 02/27/2006             $502,094.40
 3001602105          2105         XXXXXX2105             652                 RAST 2006-A1 02/27/2006             $117,020.36
 3001602188          2188         XXXXXX2188             652                 RAST 2006-A1 02/27/2006             $547,705.35
 3001602220          2220         XXXXXX2220             652                 RAST 2006-A1 02/27/2006             $113,496.27
 3001602428          2428         XXXXXX2428             652                 RAST 2006-A1 02/27/2006             $179,914.19
 3001602436          2436         XXXXXX2436             652                 RAST 2006-A1 02/27/2006             $177,313.41
 3001602469          2469         XXXXXX2469             652                 RAST 2006-A1 02/27/2006             $164,380.82
 3001602485          2485         XXXXXX2485             652                 RAST 2006-A1 02/27/2006             $449,760.34
 3001602527          2527         XXXXXX2527             652                 RAST 2006-A1 02/27/2006             $185,968.04
 3001602998          2998         XXXXXX2998             652                 RAST 2006-A1 02/27/2006              $86,899.18
 3001603111          3111         XXXXXX3111             652                 RAST 2006-A1 02/27/2006             $209,569.96
 3001603228          3228         XXXXXX3228             652                 RAST 2006-A1 02/27/2006              $93,860.36
 3001603343          3343         XXXXXX3343             652                 RAST 2006-A1 02/27/2006             $138,833.86
 3001603376          3376         XXXXXX3376             652                 RAST 2006-A1 02/27/2006             $131,694.66
 3001603418          3418         XXXXXX3418             652                 RAST 2006-A1 02/27/2006             $444,800.00
 3001603434          3434         XXXXXX3434             652                 RAST 2006-A1 02/27/2006             $475,354.23
 3001603525          3525         XXXXXX3525             652                 RAST 2006-A1 02/27/2006             $178,116.87
 3001603574          3574         XXXXXX3574             652                 RAST 2006-A1 02/27/2006             $412,721.70
 3001603640          3640         XXXXXX3640             652                 RAST 2006-A1 02/27/2006             $108,741.01
 3001603772          3772         XXXXXX3772             652                 RAST 2006-A1 02/27/2006             $148,381.51
 3001604010          4010         XXXXXX4010             652                 RAST 2006-A1 02/27/2006             $237,187.71
 3001604069          4069         XXXXXX4069             652                 RAST 2006-A1 02/27/2006             $435,615.75
 3001604374          4374         XXXXXX4374             652                 RAST 2006-A1 02/27/2006             $128,614.50
 3001604390          4390         XXXXXX4390             652                 RAST 2006-A1 02/27/2006             $494,277.52
 3001604556          4556         XXXXXX4556             652                 RAST 2006-A1 02/27/2006              $91,256.49
 3001604812          4812         XXXXXX4812             652                 RAST 2006-A1 02/27/2006             $499,893.04
 3001605090          5090         XXXXXX5090             652                 RAST 2006-A1 02/27/2006             $965,410.45
 3001605272          5272         XXXXXX5272             652                 RAST 2006-A1 02/27/2006             $434,723.35
 3001605405          5405         XXXXXX5405             652                 RAST 2006-A1 02/27/2006             $228,286.07
 3001605512          5512         XXXXXX5512             652                 RAST 2006-A1 02/27/2006             $529,787.98
 3001605686          5686         XXXXXX5686             652                 RAST 2006-A1 02/27/2006             $605,506.25
 3001607484          7484         XXXXXX7484             652                 RAST 2006-A1 02/27/2006             $554,544.64
 3001608946          8946         XXXXXX8946             652                 RAST 2006-A1 02/27/2006             $419,107.11
 3001609431          9431         XXXXXX9431             652                 RAST 2006-A1 02/27/2006             $627,897.33
 3001609480          9480         XXXXXX9480             652                 RAST 2006-A1 02/27/2006             $133,819.29
 3001609720          9720         XXXXXX9720             652                 RAST 2006-A1 02/27/2006            $1,131,797.21
 3001617269          7269         XXXXXX7269             652                 RAST 2006-A1 02/27/2006             $430,762.40
 3001617517          7517         XXXXXX7517             652                 RAST 2006-A1 02/27/2006             $470,032.41
 3001617962          7962         XXXXXX7962             652                 RAST 2006-A1 02/27/2006             $538,638.14
 3001618168          8168         XXXXXX8168             652                 RAST 2006-A1 02/27/2006             $208,064.14
 3001618234          8234         XXXXXX8234             652                 RAST 2006-A1 02/27/2006                $0.00
 3001618325          8325         XXXXXX8325             652                 RAST 2006-A1 02/27/2006             $133,655.06
 3001618598          8598         XXXXXX8598             652                 RAST 2006-A1 02/27/2006             $533,289.51
 3001618622          8622         XXXXXX8622             652                 RAST 2006-A1 02/27/2006             $519,242.00
 3001619026          9026         XXXXXX9026             652                 RAST 2006-A1 02/27/2006             $341,323.21
 3001619869          9869         XXXXXX9869             652                 RAST 2006-A1 02/27/2006             $128,180.12
 3001621014          1014         XXXXXX1014             652                 RAST 2006-A1 02/27/2006             $192,226.06
 3001621907          1907         XXXXXX1907             652                 RAST 2006-A1 02/27/2006             $475,543.47
 3001621923          1923         XXXXXX1923             652                 RAST 2006-A1 02/27/2006             $609,964.11
 3001622962          2962         XXXXXX2962             652                 RAST 2006-A1 02/27/2006             $552,787.55
 3001622988          2988         XXXXXX2988             652                 RAST 2006-A1 02/27/2006             $641,675.44
 3001622996          2996         XXXXXX2996             652                 RAST 2006-A1 02/27/2006             $787,560.09
 3001623077          3077         XXXXXX3077             652                 RAST 2006-A1 02/27/2006             $425,500.72
 3001623143          3143         XXXXXX3143             652                 RAST 2006-A1 02/27/2006             $787,866.47
 3001623150          3150         XXXXXX3150             652                 RAST 2006-A1 02/27/2006             $415,262.23
 3001623168          3168         XXXXXX3168             652                 RAST 2006-A1 02/27/2006             $492,935.39
 3001627136          7136         XXXXXX7136             652                 RAST 2006-A1 02/27/2006             $554,277.98
 3001627201          7201         XXXXXX7201             652                 RAST 2006-A1 02/27/2006             $437,400.80
 3001627250          7250         XXXXXX7250             652                 RAST 2006-A1 02/27/2006             $454,664.46
 3001627409          7409         XXXXXX7409             652                 RAST 2006-A1 02/27/2006             $426,817.56
 3001627466          7466         XXXXXX7466             652                 RAST 2006-A1 02/27/2006             $475,798.11
 3001627599          7599         XXXXXX7599             652                 RAST 2006-A1 02/27/2006                $0.00
 3001627607          7607         XXXXXX7607             652                 RAST 2006-A1 02/27/2006             $420,249.66
 3001627755          7755         XXXXXX7755             652                 RAST 2006-A1 02/27/2006             $643,397.19
 3001627771          7771         XXXXXX7771             652                 RAST 2006-A1 02/27/2006             $522,856.36
 3001627847          7847         XXXXXX7847             652                 RAST 2006-A1 02/27/2006             $414,677.06
 3001627904          7904         XXXXXX7904             652                 RAST 2006-A1 02/27/2006             $634,058.02
 3001627946          7946         XXXXXX7946             652                 RAST 2006-A1 02/27/2006             $523,577.03
 3001628001          8001         XXXXXX8001             652                 RAST 2006-A1 02/27/2006             $590,604.16
 3001628084          8084         XXXXXX8084             652                 RAST 2006-A1 02/27/2006             $479,754.08
 3001628092          8092         XXXXXX8092             652                 RAST 2006-A1 02/27/2006             $421,054.13
 3001628142          8142         XXXXXX8142             652                 RAST 2006-A1 02/27/2006             $611,852.60
 3001628241          8241         XXXXXX8241             652                 RAST 2006-A1 02/27/2006             $643,514.69
 3001628258          8258         XXXXXX8258             652                 RAST 2006-A1 02/27/2006             $569,407.71
 3001628308          8308         XXXXXX8308             652                 RAST 2006-A1 02/27/2006             $608,253.76
 3001628324          8324         XXXXXX8324             652                 RAST 2006-A1 02/27/2006             $760,337.33
 3001628365          8365         XXXXXX8365             652                 RAST 2006-A1 02/27/2006             $546,492.42
 3001628381          8381         XXXXXX8381             652                 RAST 2006-A1 02/27/2006             $515,400.54
 3001630114          0114         XXXXXX0114             652                 RAST 2006-A1 02/27/2006             $423,216.16
 3001631948          1948         XXXXXX1948             652                 RAST 2006-A1 02/27/2006             $989,031.56
 3001644370          4370         XXXXXX4370             652                 RAST 2006-A1 02/27/2006             $960,313.40
 3001644453          4453         XXXXXX4453             652                 RAST 2006-A1 02/27/2006             $431,151.99
 3001644628          4628         XXXXXX4628             652                 RAST 2006-A1 02/27/2006             $613,960.13
 3001644644          4644         XXXXXX4644             652                 RAST 2006-A1 02/27/2006             $574,497.74
 3001644669          4669         XXXXXX4669             652                 RAST 2006-A1 02/27/2006             $685,435.29
 3001644750          4750         XXXXXX4750             652                 RAST 2006-A1 02/27/2006             $486,209.03
 3001659733          9733         XXXXXX9733             652                 RAST 2006-A1 02/27/2006             $444,035.17
 3001659857          9857         XXXXXX9857             652                 RAST 2006-A1 02/27/2006             $548,316.94
 3001660152          0152         XXXXXX0152             652                 RAST 2006-A1 02/27/2006             $457,713.42
 1007784083          4083         XXXXXX4083             694                 RAST 2006-A10 GS 7/27/06            $492,000.00
 1007806712          6712         XXXXXX6712             694                 RAST 2006-A10 GS 7/27/06            $628,352.12
 1007813460          3460         XXXXXX3460             694                 RAST 2006-A10 GS 7/27/06            $681,550.29
 1007829862          9862         XXXXXX9862             694                 RAST 2006-A10 GS 7/27/06            $636,669.77
 1007843541          3541         XXXXXX3541             694                 RAST 2006-A10 GS 7/27/06               $0.00
 1007843574          3574         XXXXXX3574             694                 RAST 2006-A10 GS 7/27/06            $729,233.72
 1007843665          3665         XXXXXX3665             694                 RAST 2006-A10 GS 7/27/06            $657,338.89
 1007860719          0719         XXXXXX0719             694                 RAST 2006-A10 GS 7/27/06            $468,512.34
 1007861220          1220         XXXXXX1220             694                 RAST 2006-A10 GS 7/27/06            $891,418.32
 1007865510          5510         XXXXXX5510             694                 RAST 2006-A10 GS 7/27/06            $517,589.15
 1007866401          6401         XXXXXX6401             694                 RAST 2006-A10 GS 7/27/06            $472,000.00
 1007870049          0049         XXXXXX0049             694                 RAST 2006-A10 GS 7/27/06            $513,317.98
 1007873431          3431         XXXXXX3431             694                 RAST 2006-A10 GS 7/27/06            $683,633.07
 1007876210          6210         XXXXXX6210             694                 RAST 2006-A10 GS 7/27/06            $825,000.00
 1007882259          2259         XXXXXX2259             694                 RAST 2006-A10 GS 7/27/06            $642,439.74
 1007882275          2275         XXXXXX2275             694                 RAST 2006-A10 GS 7/27/06            $556,000.00
 1007890740          0740         XXXXXX0740             694                 RAST 2006-A10 GS 7/27/06            $431,424.42
 1007893751          3751         XXXXXX3751             694                 RAST 2006-A10 GS 7/27/06            $612,631.26
 1007893793          3793         XXXXXX3793             694                 RAST 2006-A10 GS 7/27/06            $439,242.41
 1007897000          7000         XXXXXX7000             694                 RAST 2006-A10 GS 7/27/06            $419,123.05
 1007902180          2180         XXXXXX2180             694                 RAST 2006-A10 GS 7/27/06            $452,000.00
 1007911637          1637         XXXXXX1637             694                 RAST 2006-A10 GS 7/27/06            $717,000.00
 1007919853          9853         XXXXXX9853             694                 RAST 2006-A10 GS 7/27/06            $728,964.75
 1007928441          8441         XXXXXX8441             694                 RAST 2006-A10 GS 7/27/06            $516,000.00
 1007933607          3607         XXXXXX3607             694                 RAST 2006-A10 GS 7/27/06            $860,146.23
 1007945544          5544         XXXXXX5544             694                 RAST 2006-A10 GS 7/27/06            $478,009.66
 1007946542          6542         XXXXXX6542             694                 RAST 2006-A10 GS 7/27/06            $472,965.68
 1007949751          9751         XXXXXX9751             694                 RAST 2006-A10 GS 7/27/06            $578,700.59
 1007955071          5071         XXXXXX5071             694                 RAST 2006-A10 GS 7/27/06            $749,882.61
 1007958604          8604         XXXXXX8604             694                 RAST 2006-A10 GS 7/27/06            $452,000.00
 1007966367          6367         XXXXXX6367             694                 RAST 2006-A10 GS 7/27/06               $0.00
 1007966458          6458         XXXXXX6458             694                 RAST 2006-A10 GS 7/27/06               $0.00
 1007967563          7563         XXXXXX7563             694                 RAST 2006-A10 GS 7/27/06            $474,386.61
 1007975442          5442         XXXXXX5442             694                 RAST 2006-A10 GS 7/27/06            $507,149.43
 3001789001          9001         XXXXXX9001             694                 RAST 2006-A10 GS 7/27/06            $512,000.00
 3001789191          9191         XXXXXX9191             694                 RAST 2006-A10 GS 7/27/06            $447,996.39
 3001810609          0609         XXXXXX0609             694                 RAST 2006-A10 GS 7/27/06            $540,584.14
 3001811409          1409         XXXXXX1409             694                 RAST 2006-A10 GS 7/27/06            $519,795.92
 3001811789          1789         XXXXXX1789             694                 RAST 2006-A10 GS 7/27/06            $563,419.09
 3001823339          3339         XXXXXX3339             694                 RAST 2006-A10 GS 7/27/06            $499,850.06
 3001824840          4840         XXXXXX4840             694                 RAST 2006-A10 GS 7/27/06            $735,750.00
 3001828957          8957         XXXXXX8957             694                 RAST 2006-A10 GS 7/27/06               $0.00
 3001829872          9872         XXXXXX9872             694                 RAST 2006-A10 GS 7/27/06            $650,000.00
 3001849938          9938         XXXXXX9938             694                 RAST 2006-A10 GS 7/27/06            $456,451.78
 3001850415          0415         XXXXXX0415             694                 RAST 2006-A10 GS 7/27/06            $447,307.70
 3001860091          0091         XXXXXX0091             694                 RAST 2006-A10 GS 7/27/06            $580,030.05
 3001860265          0265         XXXXXX0265             694                 RAST 2006-A10 GS 7/27/06            $552,673.47
 3001860596          0596         XXXXXX0596             694                 RAST 2006-A10 GS 7/27/06            $432,770.18
 3001876501          6501         XXXXXX6501             694                 RAST 2006-A10 GS 7/27/06            $567,874.56
 3001877665          7665         XXXXXX7665             694                 RAST 2006-A10 GS 7/27/06            $863,668.28
 3001877673          7673         XXXXXX7673             694                 RAST 2006-A10 GS 7/27/06            $437,694.81
 3001879034          9034         XXXXXX9034             694                 RAST 2006-A10 GS 7/27/06            $452,156.06
 3001879091          9091         XXXXXX9091             694                 RAST 2006-A10 GS 7/27/06            $577,881.60
 3001888340          8340         XXXXXX8340             694                 RAST 2006-A10 GS 7/27/06            $464,087.55
 3001888464          8464         XXXXXX8464             694                 RAST 2006-A10 GS 7/27/06            $846,341.87
 3001888639          8639         XXXXXX8639             694                 RAST 2006-A10 GS 7/27/06            $649,555.61
 3001888852          8852         XXXXXX8852             694                 RAST 2006-A10 GS 7/27/06            $483,779.41
 3001888860          8860         XXXXXX8860             694                 RAST 2006-A10 GS 7/27/06            $497,380.46
 3001889785          9785         XXXXXX9785             694                 RAST 2006-A10 GS 7/27/06            $427,500.00
 3001889942          9942         XXXXXX9942             694                 RAST 2006-A10 GS 7/27/06            $451,124.17
 3001890205          0205         XXXXXX0205             694                 RAST 2006-A10 GS 7/27/06            $520,000.00
 3001890247          0247         XXXXXX0247             694                 RAST 2006-A10 GS 7/27/06            $471,000.00
 3001891153          1153         XXXXXX1153             694                 RAST 2006-A10 GS 7/27/06            $477,828.94
 3001891310          1310         XXXXXX1310             694                 RAST 2006-A10 GS 7/27/06            $650,000.00
 3001891369          1369         XXXXXX1369             694                 RAST 2006-A10 GS 7/27/06            $900,000.00
 3001891732          1732         XXXXXX1732             694                 RAST 2006-A10 GS 7/27/06            $501,265.49
 3001892300          2300         XXXXXX2300             694                 RAST 2006-A10 GS 7/27/06            $537,760.88
 3001892375          2375         XXXXXX2375             694                 RAST 2006-A10 GS 7/27/06            $537,031.03
 3001896384          6384         XXXXXX6384             694                 RAST 2006-A10 GS 7/27/06            $448,000.00
 3001896616          6616         XXXXXX6616             694                 RAST 2006-A10 GS 7/27/06            $539,999.71
 3001896780          6780         XXXXXX6780             694                 RAST 2006-A10 GS 7/27/06            $584,658.69
 3001897481          7481         XXXXXX7481             694                 RAST 2006-A10 GS 7/27/06            $472,000.00
 3001897572          7572         XXXXXX7572             694                 RAST 2006-A10 GS 7/27/06            $536,000.00
 3001897614          7614         XXXXXX7614             694                 RAST 2006-A10 GS 7/27/06            $547,321.57
 3001897689          7689         XXXXXX7689             694                 RAST 2006-A10 GS 7/27/06            $726,267.16
 3001897762          7762         XXXXXX7762             694                 RAST 2006-A10 GS 7/27/06            $445,000.00
 3001900152          0152         XXXXXX0152             694                 RAST 2006-A10 GS 7/27/06            $477,485.26
 1007035890          5890         XXXXXX5890             698                  RAST 2006-A11 8/29/06               $48,556.38
 1007464942          4942         XXXXXX4942             698                  RAST 2006-A11 8/29/06              $108,535.58
 1007464967          4967         XXXXXX4967             698                  RAST 2006-A11 8/29/06              $125,793.45
 1007485087          5087         XXXXXX5087             698                  RAST 2006-A11 8/29/06              $421,941.65
 1007508607          8607         XXXXXX8607             698                  RAST 2006-A11 8/29/06               $92,239.21
 1007588666          8666         XXXXXX8666             698                  RAST 2006-A11 8/29/06               $83,399.77
 1007602822          2822         XXXXXX2822             698                  RAST 2006-A11 8/29/06              $169,422.63
 1007625633          5633         XXXXXX5633             698                  RAST 2006-A11 8/29/06              $272,000.00
 1007630070          0070         XXXXXX0070             698                  RAST 2006-A11 8/29/06               $77,851.15
 1007647181          7181         XXXXXX7181             698                  RAST 2006-A11 8/29/06              $223,844.36
 1007657040          7040         XXXXXX7040             698                  RAST 2006-A11 8/29/06              $138,924.27
 1007668443          8443         XXXXXX8443             698                  RAST 2006-A11 8/29/06              $137,223.48
 1007676586          6586         XXXXXX6586             698                  RAST 2006-A11 8/29/06              $140,000.00
 1007702457          2457         XXXXXX2457             698                  RAST 2006-A11 8/29/06              $473,030.37
 1007711037          1037         XXXXXX1037             698                  RAST 2006-A11 8/29/06              $132,496.46
 1007731043          1043         XXXXXX1043             698                  RAST 2006-A11 8/29/06              $205,520.99
 1007773490          3490         XXXXXX3490             698                  RAST 2006-A11 8/29/06              $113,704.57
 1007783069          3069         XXXXXX3069             698                  RAST 2006-A11 8/29/06              $253,012.76
 1007806050          6050         XXXXXX6050             698                  RAST 2006-A11 8/29/06              $544,500.00
 1007807819          7819         XXXXXX7819             698                  RAST 2006-A11 8/29/06              $208,356.80
 1007808338          8338         XXXXXX8338             698                  RAST 2006-A11 8/29/06              $247,531.74
 1007809195          9195         XXXXXX9195             698                  RAST 2006-A11 8/29/06               $87,922.16
 1007812702          2702         XXXXXX2702             698                  RAST 2006-A11 8/29/06              $117,670.47
 1007830803          0803         XXXXXX0803             698                  RAST 2006-A11 8/29/06              $242,850.04
 1007839713          9713         XXXXXX9713             698                  RAST 2006-A11 8/29/06              $219,970.25
 1007856170          6170         XXXXXX6170             698                  RAST 2006-A11 8/29/06              $142,154.00
 1007863978          3978         XXXXXX3978             698                  RAST 2006-A11 8/29/06              $220,189.89
 1007893298          3298         XXXXXX3298             698                  RAST 2006-A11 8/29/06              $101,830.48
 1007900895          0895         XXXXXX0895             698                  RAST 2006-A11 8/29/06              $394,400.00
 1007901265          1265         XXXXXX1265             698                  RAST 2006-A11 8/29/06              $177,600.00
 1007901398          1398         XXXXXX1398             698                  RAST 2006-A11 8/29/06              $337,489.88
 1007901414          1414         XXXXXX1414             698                  RAST 2006-A11 8/29/06              $247,200.00
 1007923681          3681         XXXXXX3681             698                  RAST 2006-A11 8/29/06              $306,804.72
 1007928300          8300         XXXXXX8300             698                  RAST 2006-A11 8/29/06              $147,580.42
 1007963513          3513         XXXXXX3513             698                  RAST 2006-A11 8/29/06                 $0.00
 1007969635          9635         XXXXXX9635             698                  RAST 2006-A11 8/29/06              $108,522.49
 1007976127          6127         XXXXXX6127             698                  RAST 2006-A11 8/29/06              $111,128.14
 1008000836          0836         XXXXXX0836             698                  RAST 2006-A11 8/29/06              $745,956.04
 1008017475          7475         XXXXXX7475             698                  RAST 2006-A11 8/29/06              $996,336.17
 1008026328          6328         XXXXXX6328             698                  RAST 2006-A11 8/29/06              $597,966.33
 1008027664          7664         XXXXXX7664             698                  RAST 2006-A11 8/29/06              $132,000.00
 1008027797          7797         XXXXXX7797             698                  RAST 2006-A11 8/29/06              $280,000.00
 1008027920          7920         XXXXXX7920             698                  RAST 2006-A11 8/29/06              $368,000.00
 1008027987          7987         XXXXXX7987             698                  RAST 2006-A11 8/29/06              $200,000.00
 1008028076          8076         XXXXXX8076             698                  RAST 2006-A11 8/29/06              $147,224.94
 1008031385          1385         XXXXXX1385             698                  RAST 2006-A11 8/29/06             $1,346,745.44
 1008053496          3496         XXXXXX3496             698                  RAST 2006-A11 8/29/06              $283,548.73
 1008061606          1606         XXXXXX1606             698                  RAST 2006-A11 8/29/06              $378,521.28
 1008065573          5573         XXXXXX5573             698                  RAST 2006-A11 8/29/06              $527,180.06
 1008065581          5581         XXXXXX5581             698                  RAST 2006-A11 8/29/06              $487,761.01
 1008065599          5599         XXXXXX5599             698                  RAST 2006-A11 8/29/06              $553,459.46
 1008065607          5607         XXXXXX5607             698                  RAST 2006-A11 8/29/06              $546,551.24
 1008065656          5656         XXXXXX5656             698                  RAST 2006-A11 8/29/06              $493,643.06
 1008065664          5664         XXXXXX5664             698                  RAST 2006-A11 8/29/06              $868,400.00
 1008087601          7601         XXXXXX7601             698                  RAST 2006-A11 8/29/06              $328,000.00
 1008089490          9490         XXXXXX9490             698                  RAST 2006-A11 8/29/06              $236,300.00
 1008096339          6339         XXXXXX6339             698                  RAST 2006-A11 8/29/06              $469,305.65
 1008098251          8251         XXXXXX8251             698                  RAST 2006-A11 8/29/06              $844,984.63
 1008099911          9911         XXXXXX9911             698                  RAST 2006-A11 8/29/06              $582,020.56
 1008108720          8720         XXXXXX8720             698                  RAST 2006-A11 8/29/06              $316,000.00
 1008111476          1476         XXXXXX1476             698                  RAST 2006-A11 8/29/06             $1,495,038.64
 1008117721          7721         XXXXXX7721             698                  RAST 2006-A11 8/29/06              $530,000.00
 1008119255          9255         XXXXXX9255             698                  RAST 2006-A11 8/29/06              $500,000.00
 1008122044          2044         XXXXXX2044             698                  RAST 2006-A11 8/29/06              $588,576.14
 1008127522          7522         XXXXXX7522             698                  RAST 2006-A11 8/29/06              $497,308.67
 1008139055          9055         XXXXXX9055             698                  RAST 2006-A11 8/29/06              $698,225.63
 1008146639          6639         XXXXXX6639             698                  RAST 2006-A11 8/29/06              $628,185.26
 3001451016          1016         XXXXXX1016             698                  RAST 2006-A11 8/29/06              $109,489.97
 3001649239          9239         XXXXXX9239             698                  RAST 2006-A11 8/29/06              $177,007.21
 3001667280          7280         XXXXXX7280             698                  RAST 2006-A11 8/29/06               $57,486.65
 3001702418          2418         XXXXXX2418             698                  RAST 2006-A11 8/29/06              $262,504.52
 3001776685          6685         XXXXXX6685             698                  RAST 2006-A11 8/29/06              $105,910.35
 3001776917          6917         XXXXXX6917             698                  RAST 2006-A11 8/29/06              $189,035.07
 3001776974          6974         XXXXXX6974             698                  RAST 2006-A11 8/29/06                 $0.00
 3001802838          2838         XXXXXX2838             698                  RAST 2006-A11 8/29/06               $73,574.63
 3001805799          5799         XXXXXX5799             698                  RAST 2006-A11 8/29/06              $232,240.16
 3001805823          5823         XXXXXX5823             698                  RAST 2006-A11 8/29/06              $111,427.42
 3001817877          7877         XXXXXX7877             698                  RAST 2006-A11 8/29/06              $197,466.28
 3001828650          8650         XXXXXX8650             698                  RAST 2006-A11 8/29/06              $553,000.00
 3001829906          9906         XXXXXX9906             698                  RAST 2006-A11 8/29/06              $649,950.00
 3001830201          0201         XXXXXX0201             698                  RAST 2006-A11 8/29/06              $512,000.00
 3001840804          0804         XXXXXX0804             698                  RAST 2006-A11 8/29/06              $151,290.41
 3001841646          1646         XXXXXX1646             698                  RAST 2006-A11 8/29/06              $432,000.00
 3001846611          6611         XXXXXX6611             698                  RAST 2006-A11 8/29/06              $152,159.86
 3001878572          8572         XXXXXX8572             698                  RAST 2006-A11 8/29/06              $127,502.34
 3001888647          8647         XXXXXX8647             698                  RAST 2006-A11 8/29/06                 $0.00
 3001890288          0288         XXXXXX0288             698                  RAST 2006-A11 8/29/06                 $0.00
 3001891294          1294         XXXXXX1294             698                  RAST 2006-A11 8/29/06              $290,314.48
 3001891302          1302         XXXXXX1302             698                  RAST 2006-A11 8/29/06              $484,438.87
 3001896004          6004         XXXXXX6004             698                  RAST 2006-A11 8/29/06              $245,183.10
 3001896681          6681         XXXXXX6681             698                  RAST 2006-A11 8/29/06               $97,954.01
 3001898158          8158         XXXXXX8158             698                  RAST 2006-A11 8/29/06              $122,165.84
 3001899685          9685         XXXXXX9685             698                  RAST 2006-A11 8/29/06              $248,526.65
 3001905417          5417         XXXXXX5417             698                  RAST 2006-A11 8/29/06              $714,385.85
 3001905680          5680         XXXXXX5680             698                  RAST 2006-A11 8/29/06                 $0.00
 3001907009          7009         XXXXXX7009             698                  RAST 2006-A11 8/29/06              $599,768.03
 3001907199          7199         XXXXXX7199             698                  RAST 2006-A11 8/29/06              $536,000.00
 3001907892          7892         XXXXXX7892             698                  RAST 2006-A11 8/29/06              $648,000.00
 3001908551          8551         XXXXXX8551             698                  RAST 2006-A11 8/29/06              $442,852.82
 3001908866          8866         XXXXXX8866             698                  RAST 2006-A11 8/29/06              $496,000.00
 3001909088          9088         XXXXXX9088             698                  RAST 2006-A11 8/29/06                 $0.00
 3001926165          6165         XXXXXX6165             698                  RAST 2006-A11 8/29/06              $449,347.30
 3001926181          6181         XXXXXX6181             698                  RAST 2006-A11 8/29/06              $650,000.00
 3001927734          7734         XXXXXX7734             698                  RAST 2006-A11 8/29/06              $650,000.00
 3001928385          8385         XXXXXX8385             698                  RAST 2006-A11 8/29/06              $499,926.66
 3001934052          4052         XXXXXX4052             698                  RAST 2006-A11 8/29/06              $597,512.09
 3001944010          4010         XXXXXX4010             698                  RAST 2006-A11 8/29/06              $658,723.38
 3001951320          1320         XXXXXX1320             698                  RAST 2006-A11 8/29/06              $807,000.00
 3001952047          2047         XXXXXX2047             698                  RAST 2006-A11 8/29/06              $637,666.83
 3001952716          2716         XXXXXX2716             698                  RAST 2006-A11 8/29/06              $480,001.35
 3001952948          2948         XXXXXX2948             698                  RAST 2006-A11 8/29/06              $556,930.02
 3001954472          4472         XXXXXX4472             698                  RAST 2006-A11 8/29/06              $656,250.00
 3001954803          4803         XXXXXX4803             698                  RAST 2006-A11 8/29/06              $328,265.42
 3001955057          5057         XXXXXX5057             698                  RAST 2006-A11 8/29/06              $511,600.00
 3001963093          3093         XXXXXX3093             698                  RAST 2006-A11 8/29/06              $424,730.30
 3001965346          5346         XXXXXX5346             698                  RAST 2006-A11 8/29/06              $479,851.47
 3001996929          6929         XXXXXX6929             698                  RAST 2006-A11 8/29/06              $919,914.28
 3001997026          7026         XXXXXX7026             698                  RAST 2006-A11 8/29/06              $645,000.00
 3001999774          9774         XXXXXX9774             698                  RAST 2006-A11 8/29/06              $600,000.00
 3002000655          0655         XXXXXX0655             698                  RAST 2006-A11 8/29/06              $517,500.00
 3002004590          4590         XXXXXX4590             698                  RAST 2006-A11 8/29/06              $746,409.86
 1006670812          0812         XXXXXX0812            6003                RAST 2006-A12(BS) 09/27/06           $427,499.95
 1006898934          8934         XXXXXX8934            6003                RAST 2006-A12(BS) 09/27/06           $435,000.00
 1008192351          2351         XXXXXX2351            6003                RAST 2006-A12(BS) 09/27/06           $471,331.31
 1008203422          3422         XXXXXX3422            6003                RAST 2006-A12(BS) 09/27/06           $454,844.11
 1008204883          4883         XXXXXX4883            6003                RAST 2006-A12(BS) 09/27/06           $520,000.00
 1008214221          4221         XXXXXX4221            6003                RAST 2006-A12(BS) 09/27/06           $608,092.19
 1008219022          9022         XXXXXX9022            6003                RAST 2006-A12(BS) 09/27/06           $490,656.14
 1008222216          2216         XXXXXX2216            6003                RAST 2006-A12(BS) 09/27/06           $483,472.86
 1008228445          8445         XXXXXX8445            6003                RAST 2006-A12(BS) 09/27/06           $765,000.00
 1008233130          3130         XXXXXX3130            6003                RAST 2006-A12(BS) 09/27/06           $114,562.37
 1008242420          2420         XXXXXX2420            6003                RAST 2006-A12(BS) 09/27/06           $504,000.00
 1008243717          3717         XXXXXX3717            6003                RAST 2006-A12(BS) 09/27/06           $573,800.17
 1008249425          9425         XXXXXX9425            6003                RAST 2006-A12(BS) 09/27/06           $515,900.00
 1008265090          5090         XXXXXX5090            6003                RAST 2006-A12(BS) 09/27/06           $528,620.14
 1008278135          8135         XXXXXX8135            6003                RAST 2006-A12(BS) 09/27/06           $758,210.61
 1008278952          8952         XXXXXX8952            6003                RAST 2006-A12(BS) 09/27/06           $680,800.00
 1008287227          7227         XXXXXX7227            6003                RAST 2006-A12(BS) 09/27/06           $472,000.00
 1008290361          0361         XXXXXX0361            6003                RAST 2006-A12(BS) 09/27/06           $450,753.68
 1008294389          4389         XXXXXX4389            6003                RAST 2006-A12(BS) 09/27/06           $647,329.72
 1008303354          3354         XXXXXX3354            6003                RAST 2006-A12(BS) 09/27/06           $959,900.00
 1008320291          0291         XXXXXX0291            6003                RAST 2006-A12(BS) 09/27/06           $489,464.29
 1008321570          1570         XXXXXX1570            6003                RAST 2006-A12(BS) 09/27/06           $747,519.32
 1008322420          2420         XXXXXX2420            6003                RAST 2006-A12(BS) 09/27/06           $432,000.00
 1008322487          2487         XXXXXX2487            6003                RAST 2006-A12(BS) 09/27/06           $561,512.34
 1008335398          5398         XXXXXX5398            6003                RAST 2006-A12(BS) 09/27/06           $417,410.28
 1008340505          0505         XXXXXX0505            6003                RAST 2006-A12(BS) 09/27/06           $471,164.82
 1008352765          2765         XXXXXX2765            6003                RAST 2006-A12(BS) 09/27/06           $489,416.65
 1008356105          6105         XXXXXX6105            6003                RAST 2006-A12(BS) 09/27/06           $534,183.17
 1008356352          6352         XXXXXX6352            6003                RAST 2006-A12(BS) 09/27/06           $650,000.00
 1008356899          6899         XXXXXX6899            6003                RAST 2006-A12(BS) 09/27/06           $649,552.68
 3002010845          0845         XXXXXX0845            6003                RAST 2006-A12(BS) 09/27/06           $760,000.00
 3002011058          1058         XXXXXX1058            6003                RAST 2006-A12(BS) 09/27/06           $512,000.00
 3002011116          1116         XXXXXX1116            6003                RAST 2006-A12(BS) 09/27/06           $543,908.96
 3002012510          2510         XXXXXX2510            6003                RAST 2006-A12(BS) 09/27/06           $900,000.00
 3002013328          3328         XXXXXX3328            6003                RAST 2006-A12(BS) 09/27/06           $536,000.00
 3002014383          4383         XXXXXX4383            6003                RAST 2006-A12(BS) 09/27/06           $560,000.00
 3002046013          6013         XXXXXX6013            6003                RAST 2006-A12(BS) 09/27/06           $593,405.27
 3002046047          6047         XXXXXX6047            6003                RAST 2006-A12(BS) 09/27/06           $467,055.25
 3002046658          6658         XXXXXX6658            6003                RAST 2006-A12(BS) 09/27/06           $600,000.00
 3002046781          6781         XXXXXX6781            6003                RAST 2006-A12(BS) 09/27/06           $541,613.85
 3002046971          6971         XXXXXX6971            6003                RAST 2006-A12(BS) 09/27/06           $653,920.97
 3002047821          7821         XXXXXX7821            6003                RAST 2006-A12(BS) 09/27/06           $645,292.36
 3002048571          8571         XXXXXX8571            6003                RAST 2006-A12(BS) 09/27/06           $625,871.38
 3002064396          4396         XXXXXX4396            6003                RAST 2006-A12(BS) 09/27/06           $584,971.58
 3002064453          4453         XXXXXX4453            6003                RAST 2006-A12(BS) 09/27/06              $0.00
 3002066250          6250         XXXXXX6250            6003                RAST 2006-A12(BS) 09/27/06           $434,999.88
 3002071292          1292         XXXXXX1292            6003                RAST 2006-A12(BS) 09/27/06           $469,017.34
 3002082562          2562         XXXXXX2562            6003                RAST 2006-A12(BS) 09/27/06           $647,433.85
 3002083578          3578         XXXXXX3578            6003                RAST 2006-A12(BS) 09/27/06           $624,009.18
 3002084329          4329         XXXXXX4329            6003                RAST 2006-A12(BS) 09/27/06           $427,996.44
 3002085102          5102         XXXXXX5102            6003                RAST 2006-A12(BS) 09/27/06           $439,450.00
 3002085169          5169         XXXXXX5169            6003                RAST 2006-A12(BS) 09/27/06           $996,254.83
 3002085409          5409         XXXXXX5409            6003                RAST 2006-A12(BS) 09/27/06           $483,829.52
 3002085532          5532         XXXXXX5532            6003                RAST 2006-A12(BS) 09/27/06           $516,000.00
 3002088585          8585         XXXXXX8585            6003                RAST 2006-A12(BS) 09/27/06           $502,909.89
 3002089112          9112         XXXXXX9112            6003                RAST 2006-A12(BS) 09/27/06           $428,936.39
 3002090144          0144         XXXXXX0144            6003                RAST 2006-A12(BS) 09/27/06           $524,000.00
 3002091373          1373         XXXXXX1373            6003                RAST 2006-A12(BS) 09/27/06           $487,595.84
 3002091845          1845         XXXXXX1845            6003                RAST 2006-A12(BS) 09/27/06           $649,735.04
 3002092546          2546         XXXXXX2546            6003                RAST 2006-A12(BS) 09/27/06           $581,624.25
 3002104556          4556         XXXXXX4556            6003                RAST 2006-A12(BS) 09/27/06           $522,769.25
 3002108086          8086         XXXXXX8086            6003                RAST 2006-A12(BS) 09/27/06           $468,372.62
 3002109712          9712         XXXXXX9712            6003                RAST 2006-A12(BS) 09/27/06           $438,500.00
 1008369793          9793         XXXXXX9793            6006               RAST 2006-A13(CITI) 10/27/06          $552,000.00
 1008376897          6897         XXXXXX6897            6006               RAST 2006-A13(CITI) 10/27/06          $516,000.00
 1008380725          0725         XXXXXX0725            6006               RAST 2006-A13(CITI) 10/27/06          $430,400.00
 1008381822          1822         XXXXXX1822            6006               RAST 2006-A13(CITI) 10/27/06          $452,000.00
 1008383240          3240         XXXXXX3240            6006               RAST 2006-A13(CITI) 10/27/06          $486,138.30
 1008388967          8967         XXXXXX8967            6006               RAST 2006-A13(CITI) 10/27/06          $480,000.00
 1008395343          5343         XXXXXX5343            6006               RAST 2006-A13(CITI) 10/27/06          $739,250.00
 1008399741          9741         XXXXXX9741            6006               RAST 2006-A13(CITI) 10/27/06         $1,196,958.19
 1008400499          0499         XXXXXX0499            6006               RAST 2006-A13(CITI) 10/27/06          $499,088.30
 1008416511          6511         XXXXXX6511            6006               RAST 2006-A13(CITI) 10/27/06          $998,800.00
 1008418632          8632         XXXXXX8632            6006               RAST 2006-A13(CITI) 10/27/06          $438,529.55
 1008421883          1883         XXXXXX1883            6006               RAST 2006-A13(CITI) 10/27/06          $640,000.00
 1008433714          3714         XXXXXX3714            6006               RAST 2006-A13(CITI) 10/27/06          $504,000.00
 1008441402          1402         XXXXXX1402            6006               RAST 2006-A13(CITI) 10/27/06          $640,000.00
 1008450080          0080         XXXXXX0080            6006               RAST 2006-A13(CITI) 10/27/06          $484,798.52
 1008458554          8554         XXXXXX8554            6006               RAST 2006-A13(CITI) 10/27/06          $464,000.00
 1008475939          5939         XXXXXX5939            6006               RAST 2006-A13(CITI) 10/27/06          $679,532.52
 1008483016          3016         XXXXXX3016            6006               RAST 2006-A13(CITI) 10/27/06          $618,955.26
 1008492025          2025         XXXXXX2025            6006               RAST 2006-A13(CITI) 10/27/06          $464,000.00
 1008501890          1890         XXXXXX1890            6006               RAST 2006-A13(CITI) 10/27/06          $481,586.81
 1008544379          4379         XXXXXX4379            6006               RAST 2006-A13(CITI) 10/27/06          $660,000.00
 1008544429          4429         XXXXXX4429            6006               RAST 2006-A13(CITI) 10/27/06          $572,130.65
 1008546515          6515         XXXXXX6515            6006               RAST 2006-A13(CITI) 10/27/06          $439,407.21
 1008552968          2968         XXXXXX2968            6006               RAST 2006-A13(CITI) 10/27/06          $417,190.16
 1008569491          9491         XXXXXX9491            6006               RAST 2006-A13(CITI) 10/27/06          $417,295.65
 1008587410          7410         XXXXXX7410            6006               RAST 2006-A13(CITI) 10/27/06          $443,686.63
 3002120156          0156         XXXXXX0156            6006               RAST 2006-A13(CITI) 10/27/06          $498,149.71
 3002131070          1070         XXXXXX1070            6006               RAST 2006-A13(CITI) 10/27/06          $825,635.51
 3002132334          2334         XXXXXX2334            6006               RAST 2006-A13(CITI) 10/27/06          $546,000.00
 3002132797          2797         XXXXXX2797            6006               RAST 2006-A13(CITI) 10/27/06          $903,750.00
 3002133290          3290         XXXXXX3290            6006               RAST 2006-A13(CITI) 10/27/06          $460,000.00
 3002135378          5378         XXXXXX5378            6006               RAST 2006-A13(CITI) 10/27/06          $458,745.70
 3002135584          5584         XXXXXX5584            6006               RAST 2006-A13(CITI) 10/27/06          $518,681.89
 3002145104          5104         XXXXXX5104            6006               RAST 2006-A13(CITI) 10/27/06          $490,291.21
 3002145401          5401         XXXXXX5401            6006               RAST 2006-A13(CITI) 10/27/06          $522,638.86
 3002154544          4544         XXXXXX4544            6006               RAST 2006-A13(CITI) 10/27/06         $1,169,618.53
 3002155228          5228         XXXXXX5228            6006               RAST 2006-A13(CITI) 10/27/06         $1,603,416.19
 3002157505          7505         XXXXXX7505            6006               RAST 2006-A13(CITI) 10/27/06          $546,187.45
 3002157927          7927         XXXXXX7927            6006               RAST 2006-A13(CITI) 10/27/06          $908,500.00
 3002174708          4708         XXXXXX4708            6006               RAST 2006-A13(CITI) 10/27/06          $514,200.00
 3002177701          7701         XXXXXX7701            6006               RAST 2006-A13(CITI) 10/27/06          $650,000.00
 3002194318          4318         XXXXXX4318            6006               RAST 2006-A13(CITI) 10/27/06          $476,000.00
 3002195885          5885         XXXXXX5885            6006               RAST 2006-A13(CITI) 10/27/06          $495,204.36
 1005448525          8525         XXXXXX8525            6008           RAST 2006-A14 CB (GREENWICH) 11/3/06      $174,908.77
 1007625963          5963         XXXXXX5963            6008           RAST 2006-A14 CB (GREENWICH) 11/3/06      $255,376.21
 1007792565          2565         XXXXXX2565            6008           RAST 2006-A14 CB (GREENWICH) 11/3/06      $155,674.27
 1008054254          4254         XXXXXX4254            6008           RAST 2006-A14 CB (GREENWICH) 11/3/06      $269,012.07
 1008099002          9002         XXXXXX9002            6008           RAST 2006-A14 CB (GREENWICH) 11/3/06      $328,908.49
 1008216325          6325         XXXXXX6325            6008           RAST 2006-A14 CB (GREENWICH) 11/3/06      $163,608.32
 1008220053          0053         XXXXXX0053            6008           RAST 2006-A14 CB (GREENWICH) 11/3/06      $267,236.00
 1008329805          9805         XXXXXX9805            6008           RAST 2006-A14 CB (GREENWICH) 11/3/06      $342,563.37
 1008332437          2437         XXXXXX2437            6008           RAST 2006-A14 CB (GREENWICH) 11/3/06      $358,899.19
 1008334318          4318         XXXXXX4318            6008           RAST 2006-A14 CB (GREENWICH) 11/3/06      $219,629.30
 1008337543          7543         XXXXXX7543            6008           RAST 2006-A14 CB (GREENWICH) 11/3/06      $136,304.72
 1008338103          8103         XXXXXX8103            6008           RAST 2006-A14 CB (GREENWICH) 11/3/06      $250,190.70
 1008340646          0646         XXXXXX0646            6008           RAST 2006-A14 CB (GREENWICH) 11/3/06      $185,623.75
 1008373142          3142         XXXXXX3142            6008           RAST 2006-A14 CB (GREENWICH) 11/3/06      $122,750.00
 1008373746          3746         XXXXXX3746            6008           RAST 2006-A14 CB (GREENWICH) 11/3/06      $295,228.80
 1008374215          4215         XXXXXX4215            6008           RAST 2006-A14 CB (GREENWICH) 11/3/06      $144,000.00
 1008375642          5642         XXXXXX5642            6008           RAST 2006-A14 CB (GREENWICH) 11/3/06      $283,485.13
 1008376830          6830         XXXXXX6830            6008           RAST 2006-A14 CB (GREENWICH) 11/3/06      $267,999.08
 1008379776          9776         XXXXXX9776            6008           RAST 2006-A14 CB (GREENWICH) 11/3/06      $209,609.96
 1008379917          9917         XXXXXX9917            6008           RAST 2006-A14 CB (GREENWICH) 11/3/06      $185,106.02
 1008382846          2846         XXXXXX2846            6008           RAST 2006-A14 CB (GREENWICH) 11/3/06      $207,472.77
 1008388280          8280         XXXXXX8280            6008           RAST 2006-A14 CB (GREENWICH) 11/3/06      $339,200.00
 1008390252          0252         XXXXXX0252            6008           RAST 2006-A14 CB (GREENWICH) 11/3/06      $219,655.72
 1008393678          3678         XXXXXX3678            6008           RAST 2006-A14 CB (GREENWICH) 11/3/06      $214,610.21
 1008395467          5467         XXXXXX5467            6008           RAST 2006-A14 CB (GREENWICH) 11/3/06      $471,684.07
 1008398404          8404         XXXXXX8404            6008           RAST 2006-A14 CB (GREENWICH) 11/3/06      $499,118.91
 1008399436          9436         XXXXXX9436            6008           RAST 2006-A14 CB (GREENWICH) 11/3/06      $224,961.25
 1008400168          0168         XXXXXX0168            6008           RAST 2006-A14 CB (GREENWICH) 11/3/06       $91,690.52
 1008400887          0887         XXXXXX0887            6008           RAST 2006-A14 CB (GREENWICH) 11/3/06      $274,547.86
 1008404228          4228         XXXXXX4228            6008           RAST 2006-A14 CB (GREENWICH) 11/3/06      $251,531.96
 1008407700          7700         XXXXXX7700            6008           RAST 2006-A14 CB (GREENWICH) 11/3/06      $259,528.63
 1008408302          8302         XXXXXX8302            6008           RAST 2006-A14 CB (GREENWICH) 11/3/06      $254,559.66
 1008410316          0316         XXXXXX0316            6008           RAST 2006-A14 CB (GREENWICH) 11/3/06      $221,836.48
 1008410985          0985         XXXXXX0985            6008           RAST 2006-A14 CB (GREENWICH) 11/3/06      $233,794.51
 1008411892          1892         XXXXXX1892            6008           RAST 2006-A14 CB (GREENWICH) 11/3/06      $175,575.26
 1008414417          4417         XXXXXX4417            6008           RAST 2006-A14 CB (GREENWICH) 11/3/06      $398,961.00
 1008415968          5968         XXXXXX5968            6008           RAST 2006-A14 CB (GREENWICH) 11/3/06      $399,309.28
 1008416560          6560         XXXXXX6560            6008           RAST 2006-A14 CB (GREENWICH) 11/3/06      $382,400.00
 1008417055          7055         XXXXXX7055            6008           RAST 2006-A14 CB (GREENWICH) 11/3/06      $139,995.73
 1008417527          7527         XXXXXX7527            6008           RAST 2006-A14 CB (GREENWICH) 11/3/06      $339,025.83
 1008418343          8343         XXXXXX8343            6008           RAST 2006-A14 CB (GREENWICH) 11/3/06      $297,497.85
 1008418673          8673         XXXXXX8673            6008           RAST 2006-A14 CB (GREENWICH) 11/3/06      $343,420.33
 1008418749          8749         XXXXXX8749            6008           RAST 2006-A14 CB (GREENWICH) 11/3/06      $202,400.00
 1008421925          1925         XXXXXX1925            6008           RAST 2006-A14 CB (GREENWICH) 11/3/06      $189,702.68
 1008424507          4507         XXXXXX4507            6008           RAST 2006-A14 CB (GREENWICH) 11/3/06       $99,843.51
 1008424721          4721         XXXXXX4721            6008           RAST 2006-A14 CB (GREENWICH) 11/3/06       $97,817.99
 1008424861          4861         XXXXXX4861            6008           RAST 2006-A14 CB (GREENWICH) 11/3/06      $184,656.39
 1008428821          8821         XXXXXX8821            6008           RAST 2006-A14 CB (GREENWICH) 11/3/06      $159,736.94
 1008429407          9407         XXXXXX9407            6008           RAST 2006-A14 CB (GREENWICH) 11/3/06      $262,400.00
 1008429969          9969         XXXXXX9969            6008           RAST 2006-A14 CB (GREENWICH) 11/3/06      $294,252.22
 1008431908          1908         XXXXXX1908            6008           RAST 2006-A14 CB (GREENWICH) 11/3/06      $457,548.60
 1008432245          2245         XXXXXX2245            6008           RAST 2006-A14 CB (GREENWICH) 11/3/06      $199,654.88
 1008432476          2476         XXXXXX2476            6008           RAST 2006-A14 CB (GREENWICH) 11/3/06      $444,822.31
 1008433730          3730         XXXXXX3730            6008           RAST 2006-A14 CB (GREENWICH) 11/3/06       $78,276.24
 1008437012          7012         XXXXXX7012            6008           RAST 2006-A14 CB (GREENWICH) 11/3/06      $256,831.15
 1008437483          7483         XXXXXX7483            6008           RAST 2006-A14 CB (GREENWICH) 11/3/06      $112,000.00
 1008438929          8929         XXXXXX8929            6008           RAST 2006-A14 CB (GREENWICH) 11/3/06      $194,470.85
 1008439208          9208         XXXXXX9208            6008           RAST 2006-A14 CB (GREENWICH) 11/3/06      $190,701.10
 1008439901          9901         XXXXXX9901            6008           RAST 2006-A14 CB (GREENWICH) 11/3/06      $528,000.00
 1008439984          9984         XXXXXX9984            6008           RAST 2006-A14 CB (GREENWICH) 11/3/06      $293,775.33
 1008441691          1691         XXXXXX1691            6008           RAST 2006-A14 CB (GREENWICH) 11/3/06      $127,738.86
 1008441782          1782         XXXXXX1782            6008           RAST 2006-A14 CB (GREENWICH) 11/3/06      $336,389.05
 1008443929          3929         XXXXXX3929            6008           RAST 2006-A14 CB (GREENWICH) 11/3/06      $295,463.37
 1008444919          4919         XXXXXX4919            6008           RAST 2006-A14 CB (GREENWICH) 11/3/06      $146,159.30
 1008445460          5460         XXXXXX5460            6008           RAST 2006-A14 CB (GREENWICH) 11/3/06      $407,242.21
 1008449967          9967         XXXXXX9967            6008           RAST 2006-A14 CB (GREENWICH) 11/3/06      $526,725.77
 1008456566          6566         XXXXXX6566            6008           RAST 2006-A14 CB (GREENWICH) 11/3/06      $169,706.44
 1008457218          7218         XXXXXX7218            6008           RAST 2006-A14 CB (GREENWICH) 11/3/06      $344,000.00
 1008458349          8349         XXXXXX8349            6008           RAST 2006-A14 CB (GREENWICH) 11/3/06      $142,329.18
 1008460568          0568         XXXXXX0568            6008           RAST 2006-A14 CB (GREENWICH) 11/3/06      $170,133.34
 1008463380          3380         XXXXXX3380            6008           RAST 2006-A14 CB (GREENWICH) 11/3/06      $415,798.17
 1008465534          5534         XXXXXX5534            6008           RAST 2006-A14 CB (GREENWICH) 11/3/06      $280,800.00
 1008466052          6052         XXXXXX6052            6008           RAST 2006-A14 CB (GREENWICH) 11/3/06      $217,600.00
 1008466177          6177         XXXXXX6177            6008           RAST 2006-A14 CB (GREENWICH) 11/3/06      $320,000.00
 1008466524          6524         XXXXXX6524            6008           RAST 2006-A14 CB (GREENWICH) 11/3/06      $193,600.00
 1008466755          6755         XXXXXX6755            6008           RAST 2006-A14 CB (GREENWICH) 11/3/06      $252,000.00
 1008467589          7589         XXXXXX7589            6008           RAST 2006-A14 CB (GREENWICH) 11/3/06      $314,975.49
 1008468108          8108         XXXXXX8108            6008           RAST 2006-A14 CB (GREENWICH) 11/3/06      $271,806.26
 1008468215          8215         XXXXXX8215            6008           RAST 2006-A14 CB (GREENWICH) 11/3/06      $195,715.38
 1008469031          9031         XXXXXX9031            6008           RAST 2006-A14 CB (GREENWICH) 11/3/06      $307,000.00
 1008469262          9262         XXXXXX9262            6008           RAST 2006-A14 CB (GREENWICH) 11/3/06      $239,554.24
 1008471599          1599         XXXXXX1599            6008           RAST 2006-A14 CB (GREENWICH) 11/3/06      $149,865.10
 1008473884          3884         XXXXXX3884            6008           RAST 2006-A14 CB (GREENWICH) 11/3/06       $82,215.40
 1008475806          5806         XXXXXX5806            6008           RAST 2006-A14 CB (GREENWICH) 11/3/06      $201,659.61
 1008481259          1259         XXXXXX1259            6008           RAST 2006-A14 CB (GREENWICH) 11/3/06      $388,000.00
 1008484311          4311         XXXXXX4311            6008           RAST 2006-A14 CB (GREENWICH) 11/3/06      $249,663.40
 1008486787          6787         XXXXXX6787            6008           RAST 2006-A14 CB (GREENWICH) 11/3/06      $326,407.18
 1008490185          0185         XXXXXX0185            6008           RAST 2006-A14 CB (GREENWICH) 11/3/06      $264,858.33
 1008490334          0334         XXXXXX0334            6008           RAST 2006-A14 CB (GREENWICH) 11/3/06      $204,231.00
 1008492181          2181         XXXXXX2181            6008           RAST 2006-A14 CB (GREENWICH) 11/3/06      $123,769.69
 1008493320          3320         XXXXXX3320            6008           RAST 2006-A14 CB (GREENWICH) 11/3/06      $102,345.51
 1008493809          3809         XXXXXX3809            6008           RAST 2006-A14 CB (GREENWICH) 11/3/06      $319,391.16
 1008494393          4393         XXXXXX4393            6008           RAST 2006-A14 CB (GREENWICH) 11/3/06      $100,991.71
 1008496786          6786         XXXXXX6786            6008           RAST 2006-A14 CB (GREENWICH) 11/3/06      $148,000.00
 1008497750          7750         XXXXXX7750            6008           RAST 2006-A14 CB (GREENWICH) 11/3/06      $165,546.82
 1008501379          1379         XXXXXX1379            6008           RAST 2006-A14 CB (GREENWICH) 11/3/06      $173,676.49
 1008501668          1668         XXXXXX1668            6008           RAST 2006-A14 CB (GREENWICH) 11/3/06      $140,510.31
 1008502641          2641         XXXXXX2641            6008           RAST 2006-A14 CB (GREENWICH) 11/3/06      $459,000.00
 1008503805          3805         XXXXXX3805            6008           RAST 2006-A14 CB (GREENWICH) 11/3/06      $240,037.23
 1008504191          4191         XXXXXX4191            6008           RAST 2006-A14 CB (GREENWICH) 11/3/06      $209,790.35
 1008509380          9380         XXXXXX9380            6008           RAST 2006-A14 CB (GREENWICH) 11/3/06      $410,000.00
 1008510479          0479         XXXXXX0479            6008           RAST 2006-A14 CB (GREENWICH) 11/3/06      $349,691.20
 1008511048          1048         XXXXXX1048            6008           RAST 2006-A14 CB (GREENWICH) 11/3/06      $307,079.88
 1008513226          3226         XXXXXX3226            6008           RAST 2006-A14 CB (GREENWICH) 11/3/06      $214,413.73
 1008514935          4935         XXXXXX4935            6008           RAST 2006-A14 CB (GREENWICH) 11/3/06       $98,234.19
 1008515916          5916         XXXXXX5916            6008           RAST 2006-A14 CB (GREENWICH) 11/3/06       $99,810.59
 1008517789          7789         XXXXXX7789            6008           RAST 2006-A14 CB (GREENWICH) 11/3/06      $259,770.61
 1008518712          8712         XXXXXX8712            6008           RAST 2006-A14 CB (GREENWICH) 11/3/06      $209,600.00
 1008519173          9173         XXXXXX9173            6008           RAST 2006-A14 CB (GREENWICH) 11/3/06      $283,811.57
 1008522599          2599         XXXXXX2599            6008           RAST 2006-A14 CB (GREENWICH) 11/3/06      $402,251.49
 1008523621          3621         XXXXXX3621            6008           RAST 2006-A14 CB (GREENWICH) 11/3/06      $229,140.84
 1008523647          3647         XXXXXX3647            6008           RAST 2006-A14 CB (GREENWICH) 11/3/06      $262,653.67
 1008528596          8596         XXXXXX8596            6008           RAST 2006-A14 CB (GREENWICH) 11/3/06      $220,000.00
 1008529503          9503         XXXXXX9503            6008           RAST 2006-A14 CB (GREENWICH) 11/3/06      $396,297.55
 1008532796          2796         XXXXXX2796            6008           RAST 2006-A14 CB (GREENWICH) 11/3/06      $308,000.00
 3001145956          5956         XXXXXX5956            6008           RAST 2006-A14 CB (GREENWICH) 11/3/06      $519,004.28
 3001576879          6879         XXXXXX6879            6008           RAST 2006-A14 CB (GREENWICH) 11/3/06         $0.00
 3001698475          8475         XXXXXX8475            6008           RAST 2006-A14 CB (GREENWICH) 11/3/06      $260,000.00
 3001895972          5972         XXXXXX5972            6008           RAST 2006-A14 CB (GREENWICH) 11/3/06       $65,139.58
 3001950470          0470         XXXXXX0470            6008           RAST 2006-A14 CB (GREENWICH) 11/3/06      $149,698.03
 3001952369          2369         XXXXXX2369            6008           RAST 2006-A14 CB (GREENWICH) 11/3/06      $120,000.00
 3001966112          6112         XXXXXX6112            6008           RAST 2006-A14 CB (GREENWICH) 11/3/06      $237,721.78
 3001999022          9022         XXXXXX9022            6008           RAST 2006-A14 CB (GREENWICH) 11/3/06      $334,673.47
 3002000895          0895         XXXXXX0895            6008           RAST 2006-A14 CB (GREENWICH) 11/3/06       $91,613.48
 3002010696          0696         XXXXXX0696            6008           RAST 2006-A14 CB (GREENWICH) 11/3/06      $190,940.97
 3002013773          3773         XXXXXX3773            6008           RAST 2006-A14 CB (GREENWICH) 11/3/06      $215,999.70
 3002049215          9215         XXXXXX9215            6008           RAST 2006-A14 CB (GREENWICH) 11/3/06       $66,045.58
 3002072605          2605         XXXXXX2605            6008           RAST 2006-A14 CB (GREENWICH) 11/3/06      $139,375.53
 3002091365          1365         XXXXXX1365            6008           RAST 2006-A14 CB (GREENWICH) 11/3/06      $212,100.00
 3002098766          8766         XXXXXX8766            6008           RAST 2006-A14 CB (GREENWICH) 11/3/06      $256,130.03
 3002106106          6106         XXXXXX6106            6008           RAST 2006-A14 CB (GREENWICH) 11/3/06       $69,723.67
 3002106817          6817         XXXXXX6817            6008           RAST 2006-A14 CB (GREENWICH) 11/3/06       $77,257.61
 3002108490          8490         XXXXXX8490            6008           RAST 2006-A14 CB (GREENWICH) 11/3/06      $187,275.89
 3002108862          8862         XXXXXX8862            6008           RAST 2006-A14 CB (GREENWICH) 11/3/06      $114,399.76
 3002112757          2757         XXXXXX2757            6008           RAST 2006-A14 CB (GREENWICH) 11/3/06      $208,832.64
 3002121345          1345         XXXXXX1345            6008           RAST 2006-A14 CB (GREENWICH) 11/3/06      $208,000.00
 3002132003          2003         XXXXXX2003            6008           RAST 2006-A14 CB (GREENWICH) 11/3/06      $455,000.00
 3002132987          2987         XXXXXX2987            6008           RAST 2006-A14 CB (GREENWICH) 11/3/06      $290,557.58
 3002134660          4660         XXXXXX4660            6008           RAST 2006-A14 CB (GREENWICH) 11/3/06      $291,241.52
 3002134850          4850         XXXXXX4850            6008           RAST 2006-A14 CB (GREENWICH) 11/3/06      $381,925.53
 3002134991          4991         XXXXXX4991            6008           RAST 2006-A14 CB (GREENWICH) 11/3/06      $348,000.00
 3002136012          6012         XXXXXX6012            6008           RAST 2006-A14 CB (GREENWICH) 11/3/06      $281,180.71
 3002136087          6087         XXXXXX6087            6008           RAST 2006-A14 CB (GREENWICH) 11/3/06      $204,664.90
 3002136541          6541         XXXXXX6541            6008           RAST 2006-A14 CB (GREENWICH) 11/3/06       $65,855.80
 3002144651          4651         XXXXXX4651            6008           RAST 2006-A14 CB (GREENWICH) 11/3/06      $168,000.00
 3002145005          5005         XXXXXX5005            6008           RAST 2006-A14 CB (GREENWICH) 11/3/06      $132,500.00
 3002155269          5269         XXXXXX5269            6008           RAST 2006-A14 CB (GREENWICH) 11/3/06      $347,891.25
 3002157588          7588         XXXXXX7588            6008           RAST 2006-A14 CB (GREENWICH) 11/3/06      $227,581.12
 3002157612          7612         XXXXXX7612            6008           RAST 2006-A14 CB (GREENWICH) 11/3/06       $64,587.31
 3002171183          1183         XXXXXX1183            6008           RAST 2006-A14 CB (GREENWICH) 11/3/06      $175,206.60
 3002171340          1340         XXXXXX1340            6008           RAST 2006-A14 CB (GREENWICH) 11/3/06      $103,783.69
 3002171787          1787         XXXXXX1787            6008           RAST 2006-A14 CB (GREENWICH) 11/3/06      $135,687.27
 3002171886          1886         XXXXXX1886            6008           RAST 2006-A14 CB (GREENWICH) 11/3/06      $311,017.58
 3002177693          7693         XXXXXX7693            6008           RAST 2006-A14 CB (GREENWICH) 11/3/06      $125,538.21
 3002178337          8337         XXXXXX8337            6008           RAST 2006-A14 CB (GREENWICH) 11/3/06      $114,588.92
 3002179244          9244         XXXXXX9244            6008           RAST 2006-A14 CB (GREENWICH) 11/3/06      $149,035.24
 3002186165          6165         XXXXXX6165            6008           RAST 2006-A14 CB (GREENWICH) 11/3/06      $137,250.00
 3002195042          5042         XXXXXX5042            6008           RAST 2006-A14 CB (GREENWICH) 11/3/06      $164,000.00
 1008529073          9073         XXXXXX9073            6013            RAST 2006-A15 COUNTRYWIDE 11/28/06       $523,200.00
 1008581645          1645         XXXXXX1645            6013            RAST 2006-A15 COUNTRYWIDE 11/28/06       $466,684.77
 1008594697          4697         XXXXXX4697            6013            RAST 2006-A15 COUNTRYWIDE 11/28/06       $536,000.00
 1008598912          8912         XXXXXX8912            6013            RAST 2006-A15 COUNTRYWIDE 11/28/06       $647,299.42
 1008610493          0493         XXXXXX0493            6013            RAST 2006-A15 COUNTRYWIDE 11/28/06       $530,764.58
 1008622118          2118         XXXXXX2118            6013            RAST 2006-A15 COUNTRYWIDE 11/28/06       $431,687.33
 1008630921          0921         XXXXXX0921            6013            RAST 2006-A15 COUNTRYWIDE 11/28/06       $569,855.75
 1008631531          1531         XXXXXX1531            6013            RAST 2006-A15 COUNTRYWIDE 11/28/06       $471,200.00
 1008633818          3818         XXXXXX3818            6013            RAST 2006-A15 COUNTRYWIDE 11/28/06       $512,000.00
 1008645747          5747         XXXXXX5747            6013            RAST 2006-A15 COUNTRYWIDE 11/28/06       $624,474.92
 1008652057          2057         XXXXXX2057            6013            RAST 2006-A15 COUNTRYWIDE 11/28/06       $749,354.26
 1008664052          4052         XXXXXX4052            6013            RAST 2006-A15 COUNTRYWIDE 11/28/06       $721,900.00
 1008664268          4268         XXXXXX4268            6013            RAST 2006-A15 COUNTRYWIDE 11/28/06       $440,000.00
 1008705103          5103         XXXXXX5103            6013            RAST 2006-A15 COUNTRYWIDE 11/28/06       $774,364.74
 1008705624          5624         XXXXXX5624            6013            RAST 2006-A15 COUNTRYWIDE 11/28/06       $491,504.80
 1008723502          3502         XXXXXX3502            6013            RAST 2006-A15 COUNTRYWIDE 11/28/06       $498,511.53
 3002132516          2516         XXXXXX2516            6013            RAST 2006-A15 COUNTRYWIDE 11/28/06       $448,000.00
 3002133266          3266         XXXXXX3266            6013            RAST 2006-A15 COUNTRYWIDE 11/28/06       $479,000.00
 3002155400          5400         XXXXXX5400            6013            RAST 2006-A15 COUNTRYWIDE 11/28/06       $874,899.34
 3002155491          5491         XXXXXX5491            6013            RAST 2006-A15 COUNTRYWIDE 11/28/06       $504,000.00
 3002177404          7404         XXXXXX7404            6013            RAST 2006-A15 COUNTRYWIDE 11/28/06       $447,992.82
 3002179004          9004         XXXXXX9004            6013            RAST 2006-A15 COUNTRYWIDE 11/28/06       $559,624.00
 3002194391          4391         XXXXXX4391            6013            RAST 2006-A15 COUNTRYWIDE 11/28/06       $960,000.00
 3002211278          1278         XXXXXX1278            6013            RAST 2006-A15 COUNTRYWIDE 11/28/06       $691,877.79
 3002231433          1433         XXXXXX1433            6013            RAST 2006-A15 COUNTRYWIDE 11/28/06       $500,000.00
 3002233041          3041         XXXXXX3041            6013            RAST 2006-A15 COUNTRYWIDE 11/28/06       $522,000.00
 3002233579          3579         XXXXXX3579            6013            RAST 2006-A15 COUNTRYWIDE 11/28/06       $644,802.57
 3002246043          6043         XXXXXX6043            6013            RAST 2006-A15 COUNTRYWIDE 11/28/06       $608,000.00
 3002264608          4608         XXXXXX4608            6013            RAST 2006-A15 COUNTRYWIDE 11/28/06       $448,724.19
 3002269359          9359         XXXXXX9359            6013            RAST 2006-A15 COUNTRYWIDE 11/28/06       $544,103.68
 3002174500          4500         XXXXXX4500            6022                RAST 2006-A16(LB) 12/28/06           $491,301.73
 3002237513          7513         XXXXXX7513            6022                RAST 2006-A16(LB) 12/28/06           $428,769.62
 3002241291          1291         XXXXXX1291            6022                RAST 2006-A16(LB) 12/28/06           $513,807.53
 3002244634          4634         XXXXXX4634            6022                RAST 2006-A16(LB) 12/28/06           $877,978.80
 3002245219          5219         XXXXXX5219            6022                RAST 2006-A16(LB) 12/28/06           $454,286.61
 3002280844          0844         XXXXXX0844            6022                RAST 2006-A16(LB) 12/28/06           $504,439.46
 3002303323          3323         XXXXXX3323            6022                RAST 2006-A16(LB) 12/28/06           $505,000.00
 1006993438          3438         XXXXXX3438             675                 RAST 2006-A6 (5-30-2006)            $633,547.42
 1007011917          1917         XXXXXX1917             675                 RAST 2006-A6 (5-30-2006)            $484,000.00
 1007019191          9191         XXXXXX9191             675                 RAST 2006-A6 (5-30-2006)            $582,400.00
 1007086174          6174         XXXXXX6174             675                 RAST 2006-A6 (5-30-2006)            $548,000.00
 1007113093          3093         XXXXXX3093             675                 RAST 2006-A6 (5-30-2006)            $474,399.98
 1007119405          9405         XXXXXX9405             675                 RAST 2006-A6 (5-30-2006)            $648,574.67
 1007136003          6003         XXXXXX6003             675                 RAST 2006-A6 (5-30-2006)            $464,000.00
 1007162868          2868         XXXXXX2868             675                 RAST 2006-A6 (5-30-2006)            $499,704.09
 1007179805          9805         XXXXXX9805             675                 RAST 2006-A6 (5-30-2006)            $520,529.53
 1007180415          0415         XXXXXX0415             675                 RAST 2006-A6 (5-30-2006)            $478,400.00
 1007222324          2324         XXXXXX2324             675                 RAST 2006-A6 (5-30-2006)            $572,000.00
 1007245358          5358         XXXXXX5358             675                 RAST 2006-A6 (5-30-2006)            $444,960.00
 1007247289          7289         XXXXXX7289             675                 RAST 2006-A6 (5-30-2006)            $748,000.00
 1007259813          9813         XXXXXX9813             675                 RAST 2006-A6 (5-30-2006)            $475,636.87
 1007267303          7303         XXXXXX7303             675                 RAST 2006-A6 (5-30-2006)            $432,277.00
 1007288739          8739         XXXXXX8739             675                 RAST 2006-A6 (5-30-2006)            $463,200.00
 1007304460          4460         XXXXXX4460             675                 RAST 2006-A6 (5-30-2006)            $500,000.00
 1007325630          5630         XXXXXX5630             675                 RAST 2006-A6 (5-30-2006)            $737,199.17
 1007343740          3740         XXXXXX3740             675                 RAST 2006-A6 (5-30-2006)            $491,437.91
 1007357088          7088         XXXXXX7088             675                 RAST 2006-A6 (5-30-2006)            $474,328.72
 1007362948          2948         XXXXXX2948             675                 RAST 2006-A6 (5-30-2006)            $437,590.77
 1007381765          1765         XXXXXX1765             675                 RAST 2006-A6 (5-30-2006)            $708,651.61
 1007388414          8414         XXXXXX8414             675                 RAST 2006-A6 (5-30-2006)            $494,800.00
 1007388844          8844         XXXXXX8844             675                 RAST 2006-A6 (5-30-2006)            $461,200.00
 1007389792          9792         XXXXXX9792             675                 RAST 2006-A6 (5-30-2006)            $577,941.68
 1007406893          6893         XXXXXX6893             675                 RAST 2006-A6 (5-30-2006)            $555,303.71
 1007416041          6041         XXXXXX6041             675                 RAST 2006-A6 (5-30-2006)            $893,100.00
 1007416058          6058         XXXXXX6058             675                 RAST 2006-A6 (5-30-2006)            $424,700.00
 1007417577          7577         XXXXXX7577             675                 RAST 2006-A6 (5-30-2006)            $506,797.59
 1007431479          1479         XXXXXX1479             675                 RAST 2006-A6 (5-30-2006)            $458,148.08
 1007433939          3939         XXXXXX3939             675                 RAST 2006-A6 (5-30-2006)            $431,250.00
 1007443607          3607         XXXXXX3607             675                 RAST 2006-A6 (5-30-2006)            $541,659.41
 1007451527          1527         XXXXXX1527             675                 RAST 2006-A6 (5-30-2006)            $455,847.99
 1007457532          7532         XXXXXX7532             675                 RAST 2006-A6 (5-30-2006)            $990,492.54
 1007458886          8886         XXXXXX8886             675                 RAST 2006-A6 (5-30-2006)            $579,943.82
 1007460353          0353         XXXXXX0353             675                 RAST 2006-A6 (5-30-2006)            $499,999.00
 1007466178          6178         XXXXXX6178             675                 RAST 2006-A6 (5-30-2006)            $475,553.40
 1007466228          6228         XXXXXX6228             675                 RAST 2006-A6 (5-30-2006)            $967,799.80
 1007467242          7242         XXXXXX7242             675                 RAST 2006-A6 (5-30-2006)            $428,657.67
 1007467275          7275         XXXXXX7275             675                 RAST 2006-A6 (5-30-2006)            $575,572.39
 1007467911          7911         XXXXXX7911             675                 RAST 2006-A6 (5-30-2006)            $495,842.58
 1007467929          7929         XXXXXX7929             675                 RAST 2006-A6 (5-30-2006)            $565,766.97
 1007467945          7945         XXXXXX7945             675                 RAST 2006-A6 (5-30-2006)            $614,590.13
 1007475591          5591         XXXXXX5591             675                 RAST 2006-A6 (5-30-2006)               $0.00
 1007477472          7472         XXXXXX7472             675                 RAST 2006-A6 (5-30-2006)            $687,992.25
 1007499153          9153         XXXXXX9153             675                 RAST 2006-A6 (5-30-2006)            $765,393.19
 1007502741          2741         XXXXXX2741             675                 RAST 2006-A6 (5-30-2006)            $525,000.00
 1007505504          5504         XXXXXX5504             675                 RAST 2006-A6 (5-30-2006)            $566,333.81
 1007528977          8977         XXXXXX8977             675                 RAST 2006-A6 (5-30-2006)            $621,524.60
 1007535337          5337         XXXXXX5337             675                 RAST 2006-A6 (5-30-2006)               $0.00
 1007535345          5345         XXXXXX5345             675                 RAST 2006-A6 (5-30-2006)            $465,997.88
 1007542655          2655         XXXXXX2655             675                 RAST 2006-A6 (5-30-2006)            $567,782.56
 1007544933          4933         XXXXXX4933             675                 RAST 2006-A6 (5-30-2006)            $444,618.10
 1007545005          5005         XXXXXX5005             675                 RAST 2006-A6 (5-30-2006)            $496,586.82
 1007547803          7803         XXXXXX7803             675                 RAST 2006-A6 (5-30-2006)            $645,819.31
 1007550948          0948         XXXXXX0948             675                 RAST 2006-A6 (5-30-2006)            $675,626.28
 1007556028          6028         XXXXXX6028             675                 RAST 2006-A6 (5-30-2006)            $875,276.78
 1007557257          7257         XXXXXX7257             675                 RAST 2006-A6 (5-30-2006)            $459,200.00
 1007558560          8560         XXXXXX8560             675                 RAST 2006-A6 (5-30-2006)            $444,896.08
 1007558610          8610         XXXXXX8610             675                 RAST 2006-A6 (5-30-2006)            $646,204.47
 1007560194          0194         XXXXXX0194             675                 RAST 2006-A6 (5-30-2006)            $421,714.50
 1007563743          3743         XXXXXX3743             675                 RAST 2006-A6 (5-30-2006)            $482,585.84
 1007570649          0649         XXXXXX0649             675                 RAST 2006-A6 (5-30-2006)            $455,658.39
 1007581943          1943         XXXXXX1943             675                 RAST 2006-A6 (5-30-2006)            $449,486.55
 1007583220          3220         XXXXXX3220             675                 RAST 2006-A6 (5-30-2006)            $446,761.73
 1007587304          7304         XXXXXX7304             675                 RAST 2006-A6 (5-30-2006)            $517,108.44
 1007599952          9952         XXXXXX9952             675                 RAST 2006-A6 (5-30-2006)            $532,674.56
 1007610338          0338         XXXXXX0338             675                 RAST 2006-A6 (5-30-2006)            $492,440.90
 1007610437          0437         XXXXXX0437             675                 RAST 2006-A6 (5-30-2006)            $992,074.52
 1007614017          4017         XXXXXX4017             675                 RAST 2006-A6 (5-30-2006)               $0.00
 1007619628          9628         XXXXXX9628             675                 RAST 2006-A6 (5-30-2006)            $738,499.41
 1007620436          0436         XXXXXX0436             675                 RAST 2006-A6 (5-30-2006)            $471,766.36
 1007621418          1418         XXXXXX1418             675                 RAST 2006-A6 (5-30-2006)            $587,871.55
 1007623380          3380         XXXXXX3380             675                 RAST 2006-A6 (5-30-2006)            $573,262.91
 1007627514          7514         XXXXXX7514             675                 RAST 2006-A6 (5-30-2006)            $649,823.96
 1007630328          0328         XXXXXX0328             675                 RAST 2006-A6 (5-30-2006)            $817,356.46
 1007632514          2514         XXXXXX2514             675                 RAST 2006-A6 (5-30-2006)            $541,631.66
 3001146020          6020         XXXXXX6020             675                 RAST 2006-A6 (5-30-2006)            $596,406.49
 3001576580          6580         XXXXXX6580             675                 RAST 2006-A6 (5-30-2006)           $1,000,000.00
 3001577851          7851         XXXXXX7851             675                 RAST 2006-A6 (5-30-2006)            $721,000.00
 3001602386          2386         XXXXXX2386             675                 RAST 2006-A6 (5-30-2006)            $488,765.94
 3001608011          8011         XXXXXX8011             675                 RAST 2006-A6 (5-30-2006)            $497,000.00
 3001608284          8284         XXXXXX8284             675                 RAST 2006-A6 (5-30-2006)               $0.00
 3001608334          8334         XXXXXX8334             675                 RAST 2006-A6 (5-30-2006)            $552,168.59
 3001626484          6484         XXXXXX6484             675                 RAST 2006-A6 (5-30-2006)            $439,944.65
 3001639255          9255         XXXXXX9255             675                 RAST 2006-A6 (5-30-2006)            $445,425.00
 3001639305          9305         XXXXXX9305             675                 RAST 2006-A6 (5-30-2006)            $510,625.00
 3001639578          9578         XXXXXX9578             675                 RAST 2006-A6 (5-30-2006)               $0.00
 3001639610          9610         XXXXXX9610             675                 RAST 2006-A6 (5-30-2006)            $527,700.00
 3001639651          9651         XXXXXX9651             675                 RAST 2006-A6 (5-30-2006)            $456,899.98
 3001639933          9933         XXXXXX9933             675                 RAST 2006-A6 (5-30-2006)            $567,229.92
 3001662588          2588         XXXXXX2588             675                 RAST 2006-A6 (5-30-2006)            $560,000.00
 3001663503          3503         XXXXXX3503             675                 RAST 2006-A6 (5-30-2006)            $484,000.00
 3001669211          9211         XXXXXX9211             675                 RAST 2006-A6 (5-30-2006)            $514,811.70
 3001700388          0388         XXXXXX0388             675                 RAST 2006-A6 (5-30-2006)            $607,350.71
 3001700453          0453         XXXXXX0453             675                 RAST 2006-A6 (5-30-2006)               $0.00
 3001700479          0479         XXXXXX0479             675                 RAST 2006-A6 (5-30-2006)            $655,999.99
 3001700503          0503         XXXXXX0503             675                 RAST 2006-A6 (5-30-2006)            $447,700.42
 3001700842          0842         XXXXXX0842             675                 RAST 2006-A6 (5-30-2006)            $489,000.00
 3001721889          1889         XXXXXX1889             675                 RAST 2006-A6 (5-30-2006)            $650,000.00
 3001722119          2119         XXXXXX2119             675                 RAST 2006-A6 (5-30-2006)            $570,964.79
 3001722499          2499         XXXXXX2499             675                 RAST 2006-A6 (5-30-2006)            $421,191.17
 3001722721          2721         XXXXXX2721             675                 RAST 2006-A6 (5-30-2006)            $479,000.00
 3001722820          2820         XXXXXX2820             675                 RAST 2006-A6 (5-30-2006)            $582,491.95
 3001728744          8744         XXXXXX8744             675                 RAST 2006-A6 (5-30-2006)            $427,124.80
 3001729270          9270         XXXXXX9270             675                 RAST 2006-A6 (5-30-2006)            $539,322.82
 3001729643          9643         XXXXXX9643             675                 RAST 2006-A6 (5-30-2006)            $569,635.41
 3001730195          0195         XXXXXX0195             675                 RAST 2006-A6 (5-30-2006)            $468,049.96
 3001730799          0799         XXXXXX0799             675                 RAST 2006-A6 (5-30-2006)            $692,725.97
 3001730849          0849         XXXXXX0849             675                 RAST 2006-A6 (5-30-2006)            $448,000.00
 3001732563          2563         XXXXXX2563             675                 RAST 2006-A6 (5-30-2006)            $566,988.42
 3001735871          5871         XXXXXX5871             675                 RAST 2006-A6 (5-30-2006)            $558,833.23
 3001735905          5905         XXXXXX5905             675                 RAST 2006-A6 (5-30-2006)            $670,599.91
 3001737042          7042         XXXXXX7042             675                 RAST 2006-A6 (5-30-2006)            $743,764.02
 3001737133          7133         XXXXXX7133             675                 RAST 2006-A6 (5-30-2006)            $954,635.84
 3001737489          7489         XXXXXX7489             675                 RAST 2006-A6 (5-30-2006)            $548,736.76
 3001737968          7968         XXXXXX7968             675                 RAST 2006-A6 (5-30-2006)            $507,419.97
 3001738610          8610         XXXXXX8610             675                 RAST 2006-A6 (5-30-2006)            $618,575.98
 3001738727          8727         XXXXXX8727             675                 RAST 2006-A6 (5-30-2006)            $483,818.00
 3001738784          8784         XXXXXX8784             675                 RAST 2006-A6 (5-30-2006)            $547,463.32
 3001739477          9477         XXXXXX9477             675                 RAST 2006-A6 (5-30-2006)               $0.00
 3001752462          2462         XXXXXX2462             675                 RAST 2006-A6 (5-30-2006)            $580,792.13
 3001753098          3098         XXXXXX3098             675                 RAST 2006-A6 (5-30-2006)            $573,198.65
 3001754872          4872         XXXXXX4872             675                 RAST 2006-A6 (5-30-2006)            $575,435.55
 3001755309          5309         XXXXXX5309             675                 RAST 2006-A6 (5-30-2006)            $429,399.80
 3001755333          5333         XXXXXX5333             675                 RAST 2006-A6 (5-30-2006)            $495,620.81
 3001755432          5432         XXXXXX5432             675                 RAST 2006-A6 (5-30-2006)            $475,446.40
 3001755531          5531         XXXXXX5531             675                 RAST 2006-A6 (5-30-2006)            $595,357.91
 3001755895          5895         XXXXXX5895             675                 RAST 2006-A6 (5-30-2006)            $649,924.17
 3001757354          7354         XXXXXX7354             675                 RAST 2006-A6 (5-30-2006)            $999,000.00
 3001757404          7404         XXXXXX7404             675                 RAST 2006-A6 (5-30-2006)            $754,673.77
 3001757669          7669         XXXXXX7669             675                 RAST 2006-A6 (5-30-2006)            $620,300.15
 3001757784          7784         XXXXXX7784             675                 RAST 2006-A6 (5-30-2006)            $531,779.39
 3001758030          8030         XXXXXX8030             675                 RAST 2006-A6 (5-30-2006)            $469,251.23
 3001758246          8246         XXXXXX8246             675                 RAST 2006-A6 (5-30-2006)            $580,500.00
 3001758253          8253         XXXXXX8253             675                 RAST 2006-A6 (5-30-2006)            $464,290.86
 3001758345          8345         XXXXXX8345             675                 RAST 2006-A6 (5-30-2006)            $509,978.17
 3001758550          8550         XXXXXX8550             675                 RAST 2006-A6 (5-30-2006)            $536,700.00
 3001759962          9962         XXXXXX9962             675                 RAST 2006-A6 (5-30-2006)            $523,710.44
 3001761919          1919         XXXXXX1919             675                 RAST 2006-A6 (5-30-2006)               $0.00
 3001762156          2156         XXXXXX2156             675                 RAST 2006-A6 (5-30-2006)            $580,000.00
 3001762891          2891         XXXXXX2891             675                 RAST 2006-A6 (5-30-2006)            $455,000.00
 3001763543          3543         XXXXXX3543             675                 RAST 2006-A6 (5-30-2006)            $488,000.00
 3001764236          4236         XXXXXX4236             675                 RAST 2006-A6 (5-30-2006)            $461,175.00
 3001765431          5431         XXXXXX5431             675                 RAST 2006-A6 (5-30-2006)            $644,377.61
 3001770126          0126         XXXXXX0126             675                 RAST 2006-A6 (5-30-2006)            $444,171.49
 3001773203          3203         XXXXXX3203             675                 RAST 2006-A6 (5-30-2006)            $459,321.35
 3001773633          3633         XXXXXX3633             675                 RAST 2006-A6 (5-30-2006)            $477,648.39
 3001773922          3922         XXXXXX3922             675                 RAST 2006-A6 (5-30-2006)            $467,000.00
 3001774078          4078         XXXXXX4078             675                 RAST 2006-A6 (5-30-2006)            $649,600.00
 3001784044          4044         XXXXXX4044             675                 RAST 2006-A6 (5-30-2006)               $0.00
 3001787484          7484         XXXXXX7484             675                 RAST 2006-A6 (5-30-2006)            $508,772.51
 3001787898          7898         XXXXXX7898             675                 RAST 2006-A6 (5-30-2006)            $454,062.44
 3001787997          7997         XXXXXX7997             675                 RAST 2006-A6 (5-30-2006)            $431,621.42
 3001788011          8011         XXXXXX8011             675                 RAST 2006-A6 (5-30-2006)            $507,074.88
 3001788078          8078         XXXXXX8078             675                 RAST 2006-A6 (5-30-2006)               $0.00
 3001795453          5453         XXXXXX5453             675                 RAST 2006-A6 (5-30-2006)            $472,317.34
 3001796766          6766         XXXXXX6766             675                 RAST 2006-A6 (5-30-2006)            $459,737.27
 3001796840          6840         XXXXXX6840             675                 RAST 2006-A6 (5-30-2006)            $414,776.48
 3001797004          7004         XXXXXX7004             675                 RAST 2006-A6 (5-30-2006)            $467,554.41
 3001797657          7657         XXXXXX7657             675                 RAST 2006-A6 (5-30-2006)            $475,761.11
 3001798705          8705         XXXXXX8705             675                 RAST 2006-A6 (5-30-2006)            $467,000.00
 3001799471          9471         XXXXXX9471             675                 RAST 2006-A6 (5-30-2006)            $454,288.01
 3001799919          9919         XXXXXX9919             675                 RAST 2006-A6 (5-30-2006)            $446,646.39
 3001800089          0089         XXXXXX0089             675                 RAST 2006-A6 (5-30-2006)            $494,000.00
 3001804305          4305         XXXXXX4305             675                 RAST 2006-A6 (5-30-2006)            $591,913.00
 3001804412          4412         XXXXXX4412             675                 RAST 2006-A6 (5-30-2006)            $440,804.94
 3001804800          4800         XXXXXX4800             675                 RAST 2006-A6 (5-30-2006)            $497,000.00
 3001805401          5401         XXXXXX5401             675                 RAST 2006-A6 (5-30-2006)            $621,385.67
 3001805609          5609         XXXXXX5609             675                 RAST 2006-A6 (5-30-2006)            $999,950.00
 3001806797          6797         XXXXXX6797             675                 RAST 2006-A6 (5-30-2006)            $556,000.00
 1006567463          7463         XXXXXX7463             681             RAST 2006-A7 CB SETTLED 5/30/06            $0.00
 1006755845          5845         XXXXXX5845             681             RAST 2006-A7 CB SETTLED 5/30/06         $359,650.00
 1006766669          6669         XXXXXX6669             681             RAST 2006-A7 CB SETTLED 5/30/06         $102,400.00
 1006790750          0750         XXXXXX0750             681             RAST 2006-A7 CB SETTLED 5/30/06         $250,400.00
 1006796088          6088         XXXXXX6088             681             RAST 2006-A7 CB SETTLED 5/30/06         $305,600.00
 1006819641          9641         XXXXXX9641             681             RAST 2006-A7 CB SETTLED 5/30/06          $97,996.83
 1006824369          4369         XXXXXX4369             681             RAST 2006-A7 CB SETTLED 5/30/06         $422,296.71
 1006828220          8220         XXXXXX8220             681             RAST 2006-A7 CB SETTLED 5/30/06          $47,344.52
 1006847204          7204         XXXXXX7204             681             RAST 2006-A7 CB SETTLED 5/30/06         $178,299.65
 1006853095          3095         XXXXXX3095             681             RAST 2006-A7 CB SETTLED 5/30/06         $155,654.46
 1006866923          6923         XXXXXX6923             681             RAST 2006-A7 CB SETTLED 5/30/06         $157,984.71
 1006875114          5114         XXXXXX5114             681             RAST 2006-A7 CB SETTLED 5/30/06         $171,900.00
 1006907040          7040         XXXXXX7040             681             RAST 2006-A7 CB SETTLED 5/30/06          $92,936.53
 1006911950          1950         XXXXXX1950             681             RAST 2006-A7 CB SETTLED 5/30/06         $340,000.00
 1006943227          3227         XXXXXX3227             681             RAST 2006-A7 CB SETTLED 5/30/06         $146,950.88
 1006981144          1144         XXXXXX1144             681             RAST 2006-A7 CB SETTLED 5/30/06         $249,226.40
 1006986655          6655         XXXXXX6655             681             RAST 2006-A7 CB SETTLED 5/30/06          $63,433.97
 1007016007          6007         XXXXXX6007             681             RAST 2006-A7 CB SETTLED 5/30/06         $130,611.90
 1007016841          6841         XXXXXX6841             681             RAST 2006-A7 CB SETTLED 5/30/06         $112,417.98
 1007039876          9876         XXXXXX9876             681             RAST 2006-A7 CB SETTLED 5/30/06         $157,098.91
 1007042417          2417         XXXXXX2417             681             RAST 2006-A7 CB SETTLED 5/30/06         $143,436.77
 1007046459          6459         XXXXXX6459             681             RAST 2006-A7 CB SETTLED 5/30/06         $158,778.64
 1007051988          1988         XXXXXX1988             681             RAST 2006-A7 CB SETTLED 5/30/06         $270,399.90
 1007053711          3711         XXXXXX3711             681             RAST 2006-A7 CB SETTLED 5/30/06          $87,258.70
 1007053810          3810         XXXXXX3810             681             RAST 2006-A7 CB SETTLED 5/30/06            $0.00
 1007054891          4891         XXXXXX4891             681             RAST 2006-A7 CB SETTLED 5/30/06         $208,000.00
 1007098849          8849         XXXXXX8849             681             RAST 2006-A7 CB SETTLED 5/30/06         $111,200.00
 1007101072          1072         XXXXXX1072             681             RAST 2006-A7 CB SETTLED 5/30/06         $227,951.50
 1007102617          2617         XXXXXX2617             681             RAST 2006-A7 CB SETTLED 5/30/06         $398,690.47
 1007103177          3177         XXXXXX3177             681             RAST 2006-A7 CB SETTLED 5/30/06         $241,922.32
 1007106196          6196         XXXXXX6196             681             RAST 2006-A7 CB SETTLED 5/30/06          $37,775.84
 1007107376          7376         XXXXXX7376             681             RAST 2006-A7 CB SETTLED 5/30/06         $319,023.36
 1007109521          9521         XXXXXX9521             681             RAST 2006-A7 CB SETTLED 5/30/06         $255,053.18
 1007110867          0867         XXXXXX0867             681             RAST 2006-A7 CB SETTLED 5/30/06         $496,124.87
 1007115825          5825         XXXXXX5825             681             RAST 2006-A7 CB SETTLED 5/30/06         $137,379.89
 1007120411          0411         XXXXXX0411             681             RAST 2006-A7 CB SETTLED 5/30/06         $216,000.00
 1007131178          1178         XXXXXX1178             681             RAST 2006-A7 CB SETTLED 5/30/06         $234,061.47
 1007150111          0111         XXXXXX0111             681             RAST 2006-A7 CB SETTLED 5/30/06         $151,519.47
 1007153594          3594         XXXXXX3594             681             RAST 2006-A7 CB SETTLED 5/30/06         $230,417.59
 1007154055          4055         XXXXXX4055             681             RAST 2006-A7 CB SETTLED 5/30/06         $128,918.40
 1007155581          5581         XXXXXX5581             681             RAST 2006-A7 CB SETTLED 5/30/06         $179,329.11
 1007156704          6704         XXXXXX6704             681             RAST 2006-A7 CB SETTLED 5/30/06         $330,751.41
 1007158411          8411         XXXXXX8411             681             RAST 2006-A7 CB SETTLED 5/30/06         $324,686.99
 1007165275          5275         XXXXXX5275             681             RAST 2006-A7 CB SETTLED 5/30/06         $104,793.88
 1007165515          5515         XXXXXX5515             681             RAST 2006-A7 CB SETTLED 5/30/06          $41,163.32
 1007183161          3161         XXXXXX3161             681             RAST 2006-A7 CB SETTLED 5/30/06         $138,850.01
 1007183328          3328         XXXXXX3328             681             RAST 2006-A7 CB SETTLED 5/30/06          $59,605.35
 1007188558          8558         XXXXXX8558             681             RAST 2006-A7 CB SETTLED 5/30/06         $188,846.78
 1007188855          8855         XXXXXX8855             681             RAST 2006-A7 CB SETTLED 5/30/06         $205,688.47
 1007188863          8863         XXXXXX8863             681             RAST 2006-A7 CB SETTLED 5/30/06         $187,964.49
 1007188871          8871         XXXXXX8871             681             RAST 2006-A7 CB SETTLED 5/30/06         $203,569.77
 1007188921          8921         XXXXXX8921             681             RAST 2006-A7 CB SETTLED 5/30/06         $154,367.69
 1007189390          9390         XXXXXX9390             681             RAST 2006-A7 CB SETTLED 5/30/06         $393,418.62
 1007202961          2961         XXXXXX2961             681             RAST 2006-A7 CB SETTLED 5/30/06         $103,414.12
 1007207242          7242         XXXXXX7242             681             RAST 2006-A7 CB SETTLED 5/30/06         $162,404.93
 1007212200          2200         XXXXXX2200             681             RAST 2006-A7 CB SETTLED 5/30/06         $191,449.64
 1007212481          2481         XXXXXX2481             681             RAST 2006-A7 CB SETTLED 5/30/06         $219,042.71
 1007213414          3414         XXXXXX3414             681             RAST 2006-A7 CB SETTLED 5/30/06         $115,185.82
 1007216458          6458         XXXXXX6458             681             RAST 2006-A7 CB SETTLED 5/30/06         $171,030.98
 1007222449          2449         XXXXXX2449             681             RAST 2006-A7 CB SETTLED 5/30/06         $357,207.14
 1007228305          8305         XXXXXX8305             681             RAST 2006-A7 CB SETTLED 5/30/06          $58,235.77
 1007230871          0871         XXXXXX0871             681             RAST 2006-A7 CB SETTLED 5/30/06         $214,290.17
 1007241100          1100         XXXXXX1100             681             RAST 2006-A7 CB SETTLED 5/30/06         $237,720.59
 1007248568          8568         XXXXXX8568             681             RAST 2006-A7 CB SETTLED 5/30/06         $278,793.04
 1007249079          9079         XXXXXX9079             681             RAST 2006-A7 CB SETTLED 5/30/06            $0.00
 1007254210          4210         XXXXXX4210             681             RAST 2006-A7 CB SETTLED 5/30/06         $240,000.00
 1007254608          4608         XXXXXX4608             681             RAST 2006-A7 CB SETTLED 5/30/06         $252,421.36
 1007254764          4764         XXXXXX4764             681             RAST 2006-A7 CB SETTLED 5/30/06         $259,130.83
 1007255068          5068         XXXXXX5068             681             RAST 2006-A7 CB SETTLED 5/30/06         $229,640.18
 1007265257          5257         XXXXXX5257             681             RAST 2006-A7 CB SETTLED 5/30/06         $323,819.12
 1007274937          4937         XXXXXX4937             681             RAST 2006-A7 CB SETTLED 5/30/06         $210,386.45
 1007276890          6890         XXXXXX6890             681             RAST 2006-A7 CB SETTLED 5/30/06         $179,345.96
 1007279746          9746         XXXXXX9746             681             RAST 2006-A7 CB SETTLED 5/30/06         $219,936.98
 1007282641          2641         XXXXXX2641             681             RAST 2006-A7 CB SETTLED 5/30/06         $134,295.11
 1007283722          3722         XXXXXX3722             681             RAST 2006-A7 CB SETTLED 5/30/06         $216,000.00
 1007284076          4076         XXXXXX4076             681             RAST 2006-A7 CB SETTLED 5/30/06         $210,821.17
 1007288291          8291         XXXXXX8291             681             RAST 2006-A7 CB SETTLED 5/30/06          $77,827.55
 1007299298          9298         XXXXXX9298             681             RAST 2006-A7 CB SETTLED 5/30/06         $214,856.64
 1007300476          0476         XXXXXX0476             681             RAST 2006-A7 CB SETTLED 5/30/06         $313,498.59
 1007302084          2084         XXXXXX2084             681             RAST 2006-A7 CB SETTLED 5/30/06         $101,245.43
 1007303769          3769         XXXXXX3769             681             RAST 2006-A7 CB SETTLED 5/30/06         $215,957.37
 1007304023          4023         XXXXXX4023             681             RAST 2006-A7 CB SETTLED 5/30/06         $208,871.04
 1007305160          5160         XXXXXX5160             681             RAST 2006-A7 CB SETTLED 5/30/06          $71,426.86
 1007307067          7067         XXXXXX7067             681             RAST 2006-A7 CB SETTLED 5/30/06         $416,416.85
 1007310392          0392         XXXXXX0392             681             RAST 2006-A7 CB SETTLED 5/30/06         $199,445.69
 1007310566          0566         XXXXXX0566             681             RAST 2006-A7 CB SETTLED 5/30/06         $119,216.18
 1007314972          4972         XXXXXX4972             681             RAST 2006-A7 CB SETTLED 5/30/06         $107,120.25
 1007318312          8312         XXXXXX8312             681             RAST 2006-A7 CB SETTLED 5/30/06         $194,358.08
 1007319682          9682         XXXXXX9682             681             RAST 2006-A7 CB SETTLED 5/30/06         $299,742.12
 1007321845          1845         XXXXXX1845             681             RAST 2006-A7 CB SETTLED 5/30/06          $53,275.75
 1007324468          4468         XXXXXX4468             681             RAST 2006-A7 CB SETTLED 5/30/06         $288,870.41
 1007324872          4872         XXXXXX4872             681             RAST 2006-A7 CB SETTLED 5/30/06          $57,656.16
 1007325010          5010         XXXXXX5010             681             RAST 2006-A7 CB SETTLED 5/30/06          $98,996.72
 1007325028          5028         XXXXXX5028             681             RAST 2006-A7 CB SETTLED 5/30/06          $97,259.91
 1007325648          5648         XXXXXX5648             681             RAST 2006-A7 CB SETTLED 5/30/06         $332,280.46
 1007330614          0614         XXXXXX0614             681             RAST 2006-A7 CB SETTLED 5/30/06         $269,882.33
 1007332172          2172         XXXXXX2172             681             RAST 2006-A7 CB SETTLED 5/30/06         $103,497.28
 1007332230          2230         XXXXXX2230             681             RAST 2006-A7 CB SETTLED 5/30/06          $62,736.99
 1007338849          8849         XXXXXX8849             681             RAST 2006-A7 CB SETTLED 5/30/06         $611,658.19
 1007339581          9581         XXXXXX9581             681             RAST 2006-A7 CB SETTLED 5/30/06          $70,178.73
 1007340399          0399         XXXXXX0399             681             RAST 2006-A7 CB SETTLED 5/30/06         $248,604.45
 1007343146          3146         XXXXXX3146             681             RAST 2006-A7 CB SETTLED 5/30/06          $98,661.78
 1007343252          3252         XXXXXX3252             681             RAST 2006-A7 CB SETTLED 5/30/06         $281,906.74
 1007343609          3609         XXXXXX3609             681             RAST 2006-A7 CB SETTLED 5/30/06            $0.00
 1007343773          3773         XXXXXX3773             681             RAST 2006-A7 CB SETTLED 5/30/06         $205,500.00
 1007344649          4649         XXXXXX4649             681             RAST 2006-A7 CB SETTLED 5/30/06          $92,631.90
 1007345802          5802         XXXXXX5802             681             RAST 2006-A7 CB SETTLED 5/30/06         $188,969.21
 1007346206          6206         XXXXXX6206             681             RAST 2006-A7 CB SETTLED 5/30/06         $437,600.00
 1007348152          8152         XXXXXX8152             681             RAST 2006-A7 CB SETTLED 5/30/06          $47,736.23
 1007349101          9101         XXXXXX9101             681             RAST 2006-A7 CB SETTLED 5/30/06         $295,108.86
 1007350224          0224         XXXXXX0224             681             RAST 2006-A7 CB SETTLED 5/30/06         $327,964.75
 1007351669          1669         XXXXXX1669             681             RAST 2006-A7 CB SETTLED 5/30/06         $224,517.57
 1007355439          5439         XXXXXX5439             681             RAST 2006-A7 CB SETTLED 5/30/06         $213,452.83
 1007357070          7070         XXXXXX7070             681             RAST 2006-A7 CB SETTLED 5/30/06         $181,836.90
 1007362831          2831         XXXXXX2831             681             RAST 2006-A7 CB SETTLED 5/30/06         $301,889.67
 1007363912          3912         XXXXXX3912             681             RAST 2006-A7 CB SETTLED 5/30/06         $126,003.98
 1007367707          7707         XXXXXX7707             681             RAST 2006-A7 CB SETTLED 5/30/06         $238,272.90
 1007368465          8465         XXXXXX8465             681             RAST 2006-A7 CB SETTLED 5/30/06         $197,446.80
 1007370230          0230         XXXXXX0230             681             RAST 2006-A7 CB SETTLED 5/30/06         $156,519.30
 1007371865          1865         XXXXXX1865             681             RAST 2006-A7 CB SETTLED 5/30/06          $54,980.58
 1007372996          2996         XXXXXX2996             681             RAST 2006-A7 CB SETTLED 5/30/06          $84,091.90
 1007376815          6815         XXXXXX6815             681             RAST 2006-A7 CB SETTLED 5/30/06         $119,888.15
 1007380098          0098         XXXXXX0098             681             RAST 2006-A7 CB SETTLED 5/30/06         $204,251.84
 1007383720          3720         XXXXXX3720             681             RAST 2006-A7 CB SETTLED 5/30/06         $260,465.90
 1007388240          8240         XXXXXX8240             681             RAST 2006-A7 CB SETTLED 5/30/06         $195,947.33
 1007388356          8356         XXXXXX8356             681             RAST 2006-A7 CB SETTLED 5/30/06         $227,464.88
 1007388406          8406         XXXXXX8406             681             RAST 2006-A7 CB SETTLED 5/30/06         $190,178.59
 1007390675          0675         XXXXXX0675             681             RAST 2006-A7 CB SETTLED 5/30/06         $296,811.54
 1007390907          0907         XXXXXX0907             681             RAST 2006-A7 CB SETTLED 5/30/06          $81,503.09
 1007391178          1178         XXXXXX1178             681             RAST 2006-A7 CB SETTLED 5/30/06         $107,233.05
 1007395096          5096         XXXXXX5096             681             RAST 2006-A7 CB SETTLED 5/30/06         $143,465.03
 1007397514          7514         XXXXXX7514             681             RAST 2006-A7 CB SETTLED 5/30/06         $339,080.56
 1007398264          8264         XXXXXX8264             681             RAST 2006-A7 CB SETTLED 5/30/06          $99,659.74
 1007400482          0482         XXXXXX0482             681             RAST 2006-A7 CB SETTLED 5/30/06         $272,777.94
 1007400664          0664         XXXXXX0664             681             RAST 2006-A7 CB SETTLED 5/30/06         $150,689.60
 1007400706          0706         XXXXXX0706             681             RAST 2006-A7 CB SETTLED 5/30/06            $0.00
 1007402348          2348         XXXXXX2348             681             RAST 2006-A7 CB SETTLED 5/30/06          $65,188.97
 1007405085          5085         XXXXXX5085             681             RAST 2006-A7 CB SETTLED 5/30/06         $327,973.71
 1007407453          7453         XXXXXX7453             681             RAST 2006-A7 CB SETTLED 5/30/06         $131,844.39
 1007407545          7545         XXXXXX7545             681             RAST 2006-A7 CB SETTLED 5/30/06         $223,116.39
 1007408030          8030         XXXXXX8030             681             RAST 2006-A7 CB SETTLED 5/30/06         $135,861.90
 1007408899          8899         XXXXXX8899             681             RAST 2006-A7 CB SETTLED 5/30/06         $166,078.78
 1007411539          1539         XXXXXX1539             681             RAST 2006-A7 CB SETTLED 5/30/06         $317,738.72
 1007412768          2768         XXXXXX2768             681             RAST 2006-A7 CB SETTLED 5/30/06         $111,194.02
 1007413287          3287         XXXXXX3287             681             RAST 2006-A7 CB SETTLED 5/30/06         $429,585.42
 1007415340          5340         XXXXXX5340             681             RAST 2006-A7 CB SETTLED 5/30/06            $0.00
 1007416256          6256         XXXXXX6256             681             RAST 2006-A7 CB SETTLED 5/30/06         $284,635.55
 1007419748          9748         XXXXXX9748             681             RAST 2006-A7 CB SETTLED 5/30/06          $62,779.86
 1007419953          9953         XXXXXX9953             681             RAST 2006-A7 CB SETTLED 5/30/06          $96,133.05
 1007422296          2296         XXXXXX2296             681             RAST 2006-A7 CB SETTLED 5/30/06         $327,195.87
 1007424417          4417         XXXXXX4417             681             RAST 2006-A7 CB SETTLED 5/30/06          $69,910.73
 1007428756          8756         XXXXXX8756             681             RAST 2006-A7 CB SETTLED 5/30/06         $343,306.68
 1007435793          5793         XXXXXX5793             681             RAST 2006-A7 CB SETTLED 5/30/06         $214,245.45
 1007442369          2369         XXXXXX2369             681             RAST 2006-A7 CB SETTLED 5/30/06         $275,079.50
 1007453267          3267         XXXXXX3267             681             RAST 2006-A7 CB SETTLED 5/30/06         $350,000.00
 1007462094          2094         XXXXXX2094             681             RAST 2006-A7 CB SETTLED 5/30/06         $511,346.21
 1007465824          5824         XXXXXX5824             681             RAST 2006-A7 CB SETTLED 5/30/06         $198,098.18
 1007465840          5840         XXXXXX5840             681             RAST 2006-A7 CB SETTLED 5/30/06          $81,929.42
 1007465881          5881         XXXXXX5881             681             RAST 2006-A7 CB SETTLED 5/30/06         $142,885.88
 1007466939          6939         XXXXXX6939             681             RAST 2006-A7 CB SETTLED 5/30/06         $231,200.00
 1007467168          7168         XXXXXX7168             681             RAST 2006-A7 CB SETTLED 5/30/06         $171,462.11
 1007468927          8927         XXXXXX8927             681             RAST 2006-A7 CB SETTLED 5/30/06         $234,000.00
 1007469172          9172         XXXXXX9172             681             RAST 2006-A7 CB SETTLED 5/30/06         $232,000.00
 1007471335          1335         XXXXXX1335             681             RAST 2006-A7 CB SETTLED 5/30/06         $337,478.04
 1007474669          4669         XXXXXX4669             681             RAST 2006-A7 CB SETTLED 5/30/06         $186,977.13
 1007476912          6912         XXXXXX6912             681             RAST 2006-A7 CB SETTLED 5/30/06            $0.00
 1007477589          7589         XXXXXX7589             681             RAST 2006-A7 CB SETTLED 5/30/06          $92,875.26
 1007479494          9494         XXXXXX9494             681             RAST 2006-A7 CB SETTLED 5/30/06         $315,974.20
 1007485814          5814         XXXXXX5814             681             RAST 2006-A7 CB SETTLED 5/30/06          $67,300.00
 1007487737          7737         XXXXXX7737             681             RAST 2006-A7 CB SETTLED 5/30/06          $84,536.09
 1007489089          9089         XXXXXX9089             681             RAST 2006-A7 CB SETTLED 5/30/06          $62,645.12
 1007489378          9378         XXXXXX9378             681             RAST 2006-A7 CB SETTLED 5/30/06         $235,219.47
 1007489576          9576         XXXXXX9576             681             RAST 2006-A7 CB SETTLED 5/30/06         $123,258.14
 1007492471          2471         XXXXXX2471             681             RAST 2006-A7 CB SETTLED 5/30/06         $234,162.74
 1007493040          3040         XXXXXX3040             681             RAST 2006-A7 CB SETTLED 5/30/06         $160,013.17
 1007495334          5334         XXXXXX5334             681             RAST 2006-A7 CB SETTLED 5/30/06         $394,507.20
 1007496175          6175         XXXXXX6175             681             RAST 2006-A7 CB SETTLED 5/30/06         $347,616.44
 1007498171          8171         XXXXXX8171             681             RAST 2006-A7 CB SETTLED 5/30/06         $168,905.80
 1007498379          8379         XXXXXX8379             681             RAST 2006-A7 CB SETTLED 5/30/06         $226,153.90
 1007499617          9617         XXXXXX9617             681             RAST 2006-A7 CB SETTLED 5/30/06         $292,773.06
 1007502592          2592         XXXXXX2592             681             RAST 2006-A7 CB SETTLED 5/30/06         $413,776.37
 1007502790          2790         XXXXXX2790             681             RAST 2006-A7 CB SETTLED 5/30/06         $318,537.95
 1007507211          7211         XXXXXX7211             681             RAST 2006-A7 CB SETTLED 5/30/06         $183,751.86
 1007507294          7294         XXXXXX7294             681             RAST 2006-A7 CB SETTLED 5/30/06         $169,077.63
 1007507724          7724         XXXXXX7724             681             RAST 2006-A7 CB SETTLED 5/30/06            $0.00
 1007508375          8375         XXXXXX8375             681             RAST 2006-A7 CB SETTLED 5/30/06         $251,291.91
 1007512690          2690         XXXXXX2690             681             RAST 2006-A7 CB SETTLED 5/30/06         $202,221.14
 1007512724          2724         XXXXXX2724             681             RAST 2006-A7 CB SETTLED 5/30/06         $392,000.00
 1007512732          2732         XXXXXX2732             681             RAST 2006-A7 CB SETTLED 5/30/06         $250,000.00
 1007512740          2740         XXXXXX2740             681             RAST 2006-A7 CB SETTLED 5/30/06         $300,000.00
 1007512823          2823         XXXXXX2823             681             RAST 2006-A7 CB SETTLED 5/30/06         $231,930.50
 1007512963          2963         XXXXXX2963             681             RAST 2006-A7 CB SETTLED 5/30/06         $246,753.37
 1007513235          3235         XXXXXX3235             681             RAST 2006-A7 CB SETTLED 5/30/06         $214,687.67
 1007514621          4621         XXXXXX4621             681             RAST 2006-A7 CB SETTLED 5/30/06         $357,392.68
 1007514670          4670         XXXXXX4670             681             RAST 2006-A7 CB SETTLED 5/30/06         $278,364.98
 1007514704          4704         XXXXXX4704             681             RAST 2006-A7 CB SETTLED 5/30/06         $335,107.68
 1007516667          6667         XXXXXX6667             681             RAST 2006-A7 CB SETTLED 5/30/06         $165,000.00
 1007516691          6691         XXXXXX6691             681             RAST 2006-A7 CB SETTLED 5/30/06          $98,110.12
 1007518036          8036         XXXXXX8036             681             RAST 2006-A7 CB SETTLED 5/30/06         $148,520.18
 1007520149          0149         XXXXXX0149             681             RAST 2006-A7 CB SETTLED 5/30/06         $162,162.40
 1007521659          1659         XXXXXX1659             681             RAST 2006-A7 CB SETTLED 5/30/06         $396,980.44
 1007523143          3143         XXXXXX3143             681             RAST 2006-A7 CB SETTLED 5/30/06         $305,019.01
 1007523317          3317         XXXXXX3317             681             RAST 2006-A7 CB SETTLED 5/30/06          $99,947.44
 1007525379          5379         XXXXXX5379             681             RAST 2006-A7 CB SETTLED 5/30/06         $165,854.86
 1007526856          6856         XXXXXX6856             681             RAST 2006-A7 CB SETTLED 5/30/06         $305,729.81
 1007527482          7482         XXXXXX7482             681             RAST 2006-A7 CB SETTLED 5/30/06         $199,826.30
 1007531542          1542         XXXXXX1542             681             RAST 2006-A7 CB SETTLED 5/30/06         $321,108.54
 1007532656          2656         XXXXXX2656             681             RAST 2006-A7 CB SETTLED 5/30/06         $520,000.00
 1007532771          2771         XXXXXX2771             681             RAST 2006-A7 CB SETTLED 5/30/06         $427,299.94
 1007534934          4934         XXXXXX4934             681             RAST 2006-A7 CB SETTLED 5/30/06         $102,183.63
 1007535485          5485         XXXXXX5485             681             RAST 2006-A7 CB SETTLED 5/30/06         $224,334.25
 1007535493          5493         XXXXXX5493             681             RAST 2006-A7 CB SETTLED 5/30/06            $0.00
 1007536475          6475         XXXXXX6475             681             RAST 2006-A7 CB SETTLED 5/30/06         $103,824.01
 1007538182          8182         XXXXXX8182             681             RAST 2006-A7 CB SETTLED 5/30/06         $283,294.84
 1007538257          8257         XXXXXX8257             681             RAST 2006-A7 CB SETTLED 5/30/06          $39,760.69
 1007539032          9032         XXXXXX9032             681             RAST 2006-A7 CB SETTLED 5/30/06         $223,748.83
 1007539255          9255         XXXXXX9255             681             RAST 2006-A7 CB SETTLED 5/30/06         $395,625.00
 1007541095          1095         XXXXXX1095             681             RAST 2006-A7 CB SETTLED 5/30/06         $151,133.85
 1007541590          1590         XXXXXX1590             681             RAST 2006-A7 CB SETTLED 5/30/06         $353,710.27
 1007542713          2713         XXXXXX2713             681             RAST 2006-A7 CB SETTLED 5/30/06         $308,903.99
 1007543174          3174         XXXXXX3174             681             RAST 2006-A7 CB SETTLED 5/30/06         $285,053.87
 1007543257          3257         XXXXXX3257             681             RAST 2006-A7 CB SETTLED 5/30/06         $305,474.07
 1007543570          3570         XXXXXX3570             681             RAST 2006-A7 CB SETTLED 5/30/06         $125,686.35
 1007545013          5013         XXXXXX5013             681             RAST 2006-A7 CB SETTLED 5/30/06         $205,000.00
 1007546029          6029         XXXXXX6029             681             RAST 2006-A7 CB SETTLED 5/30/06         $246,000.00
 1007546482          6482         XXXXXX6482             681             RAST 2006-A7 CB SETTLED 5/30/06         $168,357.58
 1007548868          8868         XXXXXX8868             681             RAST 2006-A7 CB SETTLED 5/30/06         $400,000.00
 1007554353          4353         XXXXXX4353             681             RAST 2006-A7 CB SETTLED 5/30/06         $249,385.61
 1007554874          4874         XXXXXX4874             681             RAST 2006-A7 CB SETTLED 5/30/06            $0.00
 1007557521          7521         XXXXXX7521             681             RAST 2006-A7 CB SETTLED 5/30/06         $131,158.61
 1007557893          7893         XXXXXX7893             681             RAST 2006-A7 CB SETTLED 5/30/06          $99,262.91
 1007558107          8107         XXXXXX8107             681             RAST 2006-A7 CB SETTLED 5/30/06         $289,000.00
 1007560152          0152         XXXXXX0152             681             RAST 2006-A7 CB SETTLED 5/30/06         $290,000.00
 1007563123          3123         XXXXXX3123             681             RAST 2006-A7 CB SETTLED 5/30/06         $170,100.73
 1007563503          3503         XXXXXX3503             681             RAST 2006-A7 CB SETTLED 5/30/06         $345,917.98
 1007564758          4758         XXXXXX4758             681             RAST 2006-A7 CB SETTLED 5/30/06         $417,000.00
 1007565391          5391         XXXXXX5391             681             RAST 2006-A7 CB SETTLED 5/30/06          $79,497.68
 1007567439          7439         XXXXXX7439             681             RAST 2006-A7 CB SETTLED 5/30/06         $222,780.85
 1007568171          8171         XXXXXX8171             681             RAST 2006-A7 CB SETTLED 5/30/06         $175,021.33
 1007568817          8817         XXXXXX8817             681             RAST 2006-A7 CB SETTLED 5/30/06         $263,414.33
 1007568932          8932         XXXXXX8932             681             RAST 2006-A7 CB SETTLED 5/30/06         $390,000.00
 1007569203          9203         XXXXXX9203             681             RAST 2006-A7 CB SETTLED 5/30/06         $135,563.95
 1007569427          9427         XXXXXX9427             681             RAST 2006-A7 CB SETTLED 5/30/06         $190,977.35
 1007573312          3312         XXXXXX3312             681             RAST 2006-A7 CB SETTLED 5/30/06          $50,596.42
 1007575325          5325         XXXXXX5325             681             RAST 2006-A7 CB SETTLED 5/30/06         $203,773.53
 1007577792          7792         XXXXXX7792             681             RAST 2006-A7 CB SETTLED 5/30/06         $110,624.53
 1007577800          7800         XXXXXX7800             681             RAST 2006-A7 CB SETTLED 5/30/06         $108,537.31
 1007580374          0374         XXXXXX0374             681             RAST 2006-A7 CB SETTLED 5/30/06         $149,997.16
 1007581687          1687         XXXXXX1687             681             RAST 2006-A7 CB SETTLED 5/30/06         $282,906.12
 1007582347          2347         XXXXXX2347             681             RAST 2006-A7 CB SETTLED 5/30/06         $226,105.54
 1007587098          7098         XXXXXX7098             681             RAST 2006-A7 CB SETTLED 5/30/06         $397,145.44
 1007588732          8732         XXXXXX8732             681             RAST 2006-A7 CB SETTLED 5/30/06         $361,822.23
 1007588765          8765         XXXXXX8765             681             RAST 2006-A7 CB SETTLED 5/30/06         $294,877.57
 1007588799          8799         XXXXXX8799             681             RAST 2006-A7 CB SETTLED 5/30/06         $148,867.65
 1007590290          0290         XXXXXX0290             681             RAST 2006-A7 CB SETTLED 5/30/06         $411,972.01
 1007591983          1983         XXXXXX1983             681             RAST 2006-A7 CB SETTLED 5/30/06         $372,000.00
 1007593286          3286         XXXXXX3286             681             RAST 2006-A7 CB SETTLED 5/30/06         $145,959.24
 1007593310          3310         XXXXXX3310             681             RAST 2006-A7 CB SETTLED 5/30/06         $186,847.68
 1007593781          3781         XXXXXX3781             681             RAST 2006-A7 CB SETTLED 5/30/06         $103,347.00
 1007596396          6396         XXXXXX6396             681             RAST 2006-A7 CB SETTLED 5/30/06         $219,502.10
 1007597782          7782         XXXXXX7782             681             RAST 2006-A7 CB SETTLED 5/30/06         $181,701.42
 1007597790          7790         XXXXXX7790             681             RAST 2006-A7 CB SETTLED 5/30/06         $158,146.64
 1007599069          9069         XXXXXX9069             681             RAST 2006-A7 CB SETTLED 5/30/06         $155,897.90
 1007599127          9127         XXXXXX9127             681             RAST 2006-A7 CB SETTLED 5/30/06         $140,800.00
 1007599382          9382         XXXXXX9382             681             RAST 2006-A7 CB SETTLED 5/30/06         $198,628.51
 1007599606          9606         XXXXXX9606             681             RAST 2006-A7 CB SETTLED 5/30/06         $163,998.61
 1007600602          0602         XXXXXX0602             681             RAST 2006-A7 CB SETTLED 5/30/06         $248,901.89
 1007600842          0842         XXXXXX0842             681             RAST 2006-A7 CB SETTLED 5/30/06         $119,108.38
 1007601196          1196         XXXXXX1196             681             RAST 2006-A7 CB SETTLED 5/30/06         $124,096.89
 1007601527          1527         XXXXXX1527             681             RAST 2006-A7 CB SETTLED 5/30/06         $124,714.25
 1007601634          1634         XXXXXX1634             681             RAST 2006-A7 CB SETTLED 5/30/06         $202,902.74
 1007601980          1980         XXXXXX1980             681             RAST 2006-A7 CB SETTLED 5/30/06         $230,177.31
 1007602178          2178         XXXXXX2178             681             RAST 2006-A7 CB SETTLED 5/30/06         $208,414.72
 1007602665          2665         XXXXXX2665             681             RAST 2006-A7 CB SETTLED 5/30/06         $426,675.82
 1007604331          4331         XXXXXX4331             681             RAST 2006-A7 CB SETTLED 5/30/06         $198,914.80
 1007604380          4380         XXXXXX4380             681             RAST 2006-A7 CB SETTLED 5/30/06         $260,997.91
 1007607011          7011         XXXXXX7011             681             RAST 2006-A7 CB SETTLED 5/30/06         $260,000.00
 1007614785          4785         XXXXXX4785             681             RAST 2006-A7 CB SETTLED 5/30/06         $259,400.20
 1007615501          5501         XXXXXX5501             681             RAST 2006-A7 CB SETTLED 5/30/06          $99,450.18
 1007616616          6616         XXXXXX6616             681             RAST 2006-A7 CB SETTLED 5/30/06         $217,000.00
 1007619743          9743         XXXXXX9743             681             RAST 2006-A7 CB SETTLED 5/30/06         $214,839.83
 1007622812          2812         XXXXXX2812             681             RAST 2006-A7 CB SETTLED 5/30/06         $179,079.52
 1007623679          3679         XXXXXX3679             681             RAST 2006-A7 CB SETTLED 5/30/06         $199,150.88
 1007625922          5922         XXXXXX5922             681             RAST 2006-A7 CB SETTLED 5/30/06         $384,000.00
 1007628744          8744         XXXXXX8744             681             RAST 2006-A7 CB SETTLED 5/30/06         $149,967.97
 1007636028          6028         XXXXXX6028             681             RAST 2006-A7 CB SETTLED 5/30/06         $357,793.39
 1007638941          8941         XXXXXX8941             681             RAST 2006-A7 CB SETTLED 5/30/06         $195,000.00
 1007643636          3636         XXXXXX3636             681             RAST 2006-A7 CB SETTLED 5/30/06         $163,161.40
 1007644931          4931         XXXXXX4931             681             RAST 2006-A7 CB SETTLED 5/30/06         $337,136.16
 1007647983          7983         XXXXXX7983             681             RAST 2006-A7 CB SETTLED 5/30/06         $273,354.74
 1007648627          8627         XXXXXX8627             681             RAST 2006-A7 CB SETTLED 5/30/06         $138,415.60
 1007650995          0995         XXXXXX0995             681             RAST 2006-A7 CB SETTLED 5/30/06          $80,615.11
 1007651191          1191         XXXXXX1191             681             RAST 2006-A7 CB SETTLED 5/30/06         $385,305.73
 1007662313          2313         XXXXXX2313             681             RAST 2006-A7 CB SETTLED 5/30/06         $193,000.00
 1007665803          5803         XXXXXX5803             681             RAST 2006-A7 CB SETTLED 5/30/06         $213,759.96
 1007666777          6777         XXXXXX6777             681             RAST 2006-A7 CB SETTLED 5/30/06         $276,665.33
 1007669482          9482         XXXXXX9482             681             RAST 2006-A7 CB SETTLED 5/30/06         $150,149.66
 1007670068          0068         XXXXXX0068             681             RAST 2006-A7 CB SETTLED 5/30/06          $94,490.08
 1007671876          1876         XXXXXX1876             681             RAST 2006-A7 CB SETTLED 5/30/06         $188,978.22
 1007676107          6107         XXXXXX6107             681             RAST 2006-A7 CB SETTLED 5/30/06          $54,060.43
 1007676271          6271         XXXXXX6271             681             RAST 2006-A7 CB SETTLED 5/30/06         $175,920.00
 1007676362          6362         XXXXXX6362             681             RAST 2006-A7 CB SETTLED 5/30/06         $360,000.00
 1007677931          7931         XXXXXX7931             681             RAST 2006-A7 CB SETTLED 5/30/06         $470,336.95
 1007679275          9275         XXXXXX9275             681             RAST 2006-A7 CB SETTLED 5/30/06         $255,640.62
 1007681743          1743         XXXXXX1743             681             RAST 2006-A7 CB SETTLED 5/30/06         $247,994.26
 1007683731          3731         XXXXXX3731             681             RAST 2006-A7 CB SETTLED 5/30/06         $174,037.84
 3001279441          9441         XXXXXX9441             681             RAST 2006-A7 CB SETTLED 5/30/06         $114,693.11
 3001421282          1282         XXXXXX1282             681             RAST 2006-A7 CB SETTLED 5/30/06         $123,500.00
 3001427784          7784         XXXXXX7784             681             RAST 2006-A7 CB SETTLED 5/30/06         $131,189.58
 3001433550          3550         XXXXXX3550             681             RAST 2006-A7 CB SETTLED 5/30/06         $149,248.65
 3001456858          6858         XXXXXX6858             681             RAST 2006-A7 CB SETTLED 5/30/06         $234,921.93
 3001456924          6924         XXXXXX6924             681             RAST 2006-A7 CB SETTLED 5/30/06         $172,800.00
 3001474133          4133         XXXXXX4133             681             RAST 2006-A7 CB SETTLED 5/30/06         $229,708.76
 3001474372          4372         XXXXXX4372             681             RAST 2006-A7 CB SETTLED 5/30/06          $93,549.95
 3001482375          2375         XXXXXX2375             681             RAST 2006-A7 CB SETTLED 5/30/06         $226,214.82
 3001486749          6749         XXXXXX6749             681             RAST 2006-A7 CB SETTLED 5/30/06         $116,899.12
 3001489842          9842         XXXXXX9842             681             RAST 2006-A7 CB SETTLED 5/30/06         $291,567.70
 3001491582          1582         XXXXXX1582             681             RAST 2006-A7 CB SETTLED 5/30/06         $164,000.00
 3001491673          1673         XXXXXX1673             681             RAST 2006-A7 CB SETTLED 5/30/06         $222,876.90
 3001491715          1715         XXXXXX1715             681             RAST 2006-A7 CB SETTLED 5/30/06         $123,500.00
 3001491863          1863         XXXXXX1863             681             RAST 2006-A7 CB SETTLED 5/30/06          $49,400.00
 3001493471          3471         XXXXXX3471             681             RAST 2006-A7 CB SETTLED 5/30/06         $162,034.50
 3001516099          6099         XXXXXX6099             681             RAST 2006-A7 CB SETTLED 5/30/06         $439,954.53
 3001516263          6263         XXXXXX6263             681             RAST 2006-A7 CB SETTLED 5/30/06         $192,000.00
 3001516560          6560         XXXXXX6560             681             RAST 2006-A7 CB SETTLED 5/30/06         $102,609.10
 3001516586          6586         XXXXXX6586             681             RAST 2006-A7 CB SETTLED 5/30/06         $199,948.95
 3001516693          6693         XXXXXX6693             681             RAST 2006-A7 CB SETTLED 5/30/06         $249,549.00
 3001533284          3284         XXXXXX3284             681             RAST 2006-A7 CB SETTLED 5/30/06         $432,600.00
 3001558448          8448         XXXXXX8448             681             RAST 2006-A7 CB SETTLED 5/30/06            $0.00
 3001561392          1392         XXXXXX1392             681             RAST 2006-A7 CB SETTLED 5/30/06         $115,942.66
 3001561483          1483         XXXXXX1483             681             RAST 2006-A7 CB SETTLED 5/30/06          $42,330.67
 3001563463          3463         XXXXXX3463             681             RAST 2006-A7 CB SETTLED 5/30/06         $205,600.00
 3001567258          7258         XXXXXX7258             681             RAST 2006-A7 CB SETTLED 5/30/06         $296,747.56
 3001570179          0179         XXXXXX0179             681             RAST 2006-A7 CB SETTLED 5/30/06         $118,766.09
 3001570229          0229         XXXXXX0229             681             RAST 2006-A7 CB SETTLED 5/30/06          $76,000.00
 3001570328          0328         XXXXXX0328             681             RAST 2006-A7 CB SETTLED 5/30/06          $43,058.59
 3001570336          0336         XXXXXX0336             681             RAST 2006-A7 CB SETTLED 5/30/06         $222,400.00
 3001570427          0427         XXXXXX0427             681             RAST 2006-A7 CB SETTLED 5/30/06         $289,500.00
 3001570534          0534         XXXXXX0534             681             RAST 2006-A7 CB SETTLED 5/30/06         $161,400.00
 3001570575          0575         XXXXXX0575             681             RAST 2006-A7 CB SETTLED 5/30/06         $195,850.01
 3001570583          0583         XXXXXX0583             681             RAST 2006-A7 CB SETTLED 5/30/06         $149,200.00
 3001570716          0716         XXXXXX0716             681             RAST 2006-A7 CB SETTLED 5/30/06         $156,370.84
 3001570732          0732         XXXXXX0732             681             RAST 2006-A7 CB SETTLED 5/30/06         $116,000.00
 3001570757          0757         XXXXXX0757             681             RAST 2006-A7 CB SETTLED 5/30/06          $73,150.00
 3001570773          0773         XXXXXX0773             681             RAST 2006-A7 CB SETTLED 5/30/06         $267,930.21
 3001570849          0849         XXXXXX0849             681             RAST 2006-A7 CB SETTLED 5/30/06         $162,900.00
 3001570948          0948         XXXXXX0948             681             RAST 2006-A7 CB SETTLED 5/30/06         $251,675.05
 3001570971          0971         XXXXXX0971             681             RAST 2006-A7 CB SETTLED 5/30/06          $82,650.00
 3001571094          1094         XXXXXX1094             681             RAST 2006-A7 CB SETTLED 5/30/06         $122,400.00
 3001571136          1136         XXXXXX1136             681             RAST 2006-A7 CB SETTLED 5/30/06         $161,463.90
 3001571177          1177         XXXXXX1177             681             RAST 2006-A7 CB SETTLED 5/30/06         $139,499.97
 3001571185          1185         XXXXXX1185             681             RAST 2006-A7 CB SETTLED 5/30/06         $122,300.00
 3001571201          1201         XXXXXX1201             681             RAST 2006-A7 CB SETTLED 5/30/06          $79,720.00
 3001571243          1243         XXXXXX1243             681             RAST 2006-A7 CB SETTLED 5/30/06         $135,900.00
 3001571250          1250         XXXXXX1250             681             RAST 2006-A7 CB SETTLED 5/30/06         $166,239.01
 3001571268          1268         XXXXXX1268             681             RAST 2006-A7 CB SETTLED 5/30/06         $191,999.64
 3001571276          1276         XXXXXX1276             681             RAST 2006-A7 CB SETTLED 5/30/06            $0.00
 3001571292          1292         XXXXXX1292             681             RAST 2006-A7 CB SETTLED 5/30/06         $214,774.06
 3001571318          1318         XXXXXX1318             681             RAST 2006-A7 CB SETTLED 5/30/06            $0.00
 3001571326          1326         XXXXXX1326             681             RAST 2006-A7 CB SETTLED 5/30/06         $135,993.41
 3001571359          1359         XXXXXX1359             681             RAST 2006-A7 CB SETTLED 5/30/06          $70,935.39
 3001571391          1391         XXXXXX1391             681             RAST 2006-A7 CB SETTLED 5/30/06         $282,000.00
 3001571417          1417         XXXXXX1417             681             RAST 2006-A7 CB SETTLED 5/30/06         $133,693.60
 3001571474          1474         XXXXXX1474             681             RAST 2006-A7 CB SETTLED 5/30/06          $98,580.74
 3001571482          1482         XXXXXX1482             681             RAST 2006-A7 CB SETTLED 5/30/06            $0.00
 3001571516          1516         XXXXXX1516             681             RAST 2006-A7 CB SETTLED 5/30/06         $170,999.83
 3001571565          1565         XXXXXX1565             681             RAST 2006-A7 CB SETTLED 5/30/06            $0.00
 3001571581          1581         XXXXXX1581             681             RAST 2006-A7 CB SETTLED 5/30/06         $109,000.00
 3001571599          1599         XXXXXX1599             681             RAST 2006-A7 CB SETTLED 5/30/06          $97,690.00
 3001571649          1649         XXXXXX1649             681             RAST 2006-A7 CB SETTLED 5/30/06         $129,600.00
 3001571672          1672         XXXXXX1672             681             RAST 2006-A7 CB SETTLED 5/30/06         $173,999.95
 3001571706          1706         XXXXXX1706             681             RAST 2006-A7 CB SETTLED 5/30/06         $147,250.00
 3001571748          1748         XXXXXX1748             681             RAST 2006-A7 CB SETTLED 5/30/06         $298,888.33
 3001571763          1763         XXXXXX1763             681             RAST 2006-A7 CB SETTLED 5/30/06         $124,699.23
 3001571771          1771         XXXXXX1771             681             RAST 2006-A7 CB SETTLED 5/30/06         $162,000.00
 3001571789          1789         XXXXXX1789             681             RAST 2006-A7 CB SETTLED 5/30/06          $85,419.23
 3001571813          1813         XXXXXX1813             681             RAST 2006-A7 CB SETTLED 5/30/06         $267,429.39
 3001571862          1862         XXXXXX1862             681             RAST 2006-A7 CB SETTLED 5/30/06         $200,000.00
 3001571870          1870         XXXXXX1870             681             RAST 2006-A7 CB SETTLED 5/30/06          $40,000.00
 3001571920          1920         XXXXXX1920             681             RAST 2006-A7 CB SETTLED 5/30/06         $143,589.05
 3001571961          1961         XXXXXX1961             681             RAST 2006-A7 CB SETTLED 5/30/06         $141,921.78
 3001571995          1995         XXXXXX1995             681             RAST 2006-A7 CB SETTLED 5/30/06         $163,099.32
 3001572050          2050         XXXXXX2050             681             RAST 2006-A7 CB SETTLED 5/30/06         $125,957.26
 3001572191          2191         XXXXXX2191             681             RAST 2006-A7 CB SETTLED 5/30/06          $95,000.00
 3001572308          2308         XXXXXX2308             681             RAST 2006-A7 CB SETTLED 5/30/06          $56,469.76
 3001573850          3850         XXXXXX3850             681             RAST 2006-A7 CB SETTLED 5/30/06         $154,173.47
 3001574148          4148         XXXXXX4148             681             RAST 2006-A7 CB SETTLED 5/30/06         $151,738.58
 3001574668          4668         XXXXXX4668             681             RAST 2006-A7 CB SETTLED 5/30/06         $186,332.39
 3001574676          4676         XXXXXX4676             681             RAST 2006-A7 CB SETTLED 5/30/06         $116,000.00
 3001574817          4817         XXXXXX4817             681             RAST 2006-A7 CB SETTLED 5/30/06         $152,996.55
 3001574841          4841         XXXXXX4841             681             RAST 2006-A7 CB SETTLED 5/30/06         $152,666.69
 3001574932          4932         XXXXXX4932             681             RAST 2006-A7 CB SETTLED 5/30/06         $162,892.87
 3001574940          4940         XXXXXX4940             681             RAST 2006-A7 CB SETTLED 5/30/06         $384,177.50
 3001574973          4973         XXXXXX4973             681             RAST 2006-A7 CB SETTLED 5/30/06         $255,130.58
 3001575079          5079         XXXXXX5079             681             RAST 2006-A7 CB SETTLED 5/30/06         $217,250.00
 3001575301          5301         XXXXXX5301             681             RAST 2006-A7 CB SETTLED 5/30/06         $155,198.90
 3001580111          0111         XXXXXX0111             681             RAST 2006-A7 CB SETTLED 5/30/06         $150,027.92
 3001580897          0897         XXXXXX0897             681             RAST 2006-A7 CB SETTLED 5/30/06         $176,000.00
 3001580996          0996         XXXXXX0996             681             RAST 2006-A7 CB SETTLED 5/30/06         $302,115.01
 3001581044          1044         XXXXXX1044             681             RAST 2006-A7 CB SETTLED 5/30/06         $170,070.00
 3001581143          1143         XXXXXX1143             681             RAST 2006-A7 CB SETTLED 5/30/06         $124,000.00
 3001581168          1168         XXXXXX1168             681             RAST 2006-A7 CB SETTLED 5/30/06         $227,965.72
 3001581200          1200         XXXXXX1200             681             RAST 2006-A7 CB SETTLED 5/30/06         $205,449.99
 3001581226          1226         XXXXXX1226             681             RAST 2006-A7 CB SETTLED 5/30/06         $166,000.00
 3001581242          1242         XXXXXX1242             681             RAST 2006-A7 CB SETTLED 5/30/06         $116,500.00
 3001581325          1325         XXXXXX1325             681             RAST 2006-A7 CB SETTLED 5/30/06         $181,541.66
 3001581390          1390         XXXXXX1390             681             RAST 2006-A7 CB SETTLED 5/30/06         $233,100.00
 3001581416          1416         XXXXXX1416             681             RAST 2006-A7 CB SETTLED 5/30/06         $106,838.05
 3001581457          1457         XXXXXX1457             681             RAST 2006-A7 CB SETTLED 5/30/06         $138,548.42
 3001581572          1572         XXXXXX1572             681             RAST 2006-A7 CB SETTLED 5/30/06         $119,199.41
 3001581663          1663         XXXXXX1663             681             RAST 2006-A7 CB SETTLED 5/30/06         $121,494.08
 3001581978          1978         XXXXXX1978             681             RAST 2006-A7 CB SETTLED 5/30/06         $416,824.99
 3001585797          5797         XXXXXX5797             681             RAST 2006-A7 CB SETTLED 5/30/06         $409,236.67
 3001589914          9914         XXXXXX9914             681             RAST 2006-A7 CB SETTLED 5/30/06         $274,401.21
 3001594849          4849         XXXXXX4849             681             RAST 2006-A7 CB SETTLED 5/30/06         $209,232.11
 3001594872          4872         XXXXXX4872             681             RAST 2006-A7 CB SETTLED 5/30/06         $376,679.71
 3001597362          7362         XXXXXX7362             681             RAST 2006-A7 CB SETTLED 5/30/06         $211,877.00
 3001599244          9244         XXXXXX9244             681             RAST 2006-A7 CB SETTLED 5/30/06         $122,733.50
 3001600836          0836         XXXXXX0836             681             RAST 2006-A7 CB SETTLED 5/30/06         $296,174.25
 3001607781          7781         XXXXXX7781             681             RAST 2006-A7 CB SETTLED 5/30/06          $99,993.83
 3001607831          7831         XXXXXX7831             681             RAST 2006-A7 CB SETTLED 5/30/06         $109,545.68
 3001607989          7989         XXXXXX7989             681             RAST 2006-A7 CB SETTLED 5/30/06         $308,000.00
 3001608078          8078         XXXXXX8078             681             RAST 2006-A7 CB SETTLED 5/30/06         $294,650.00
 3001608169          8169         XXXXXX8169             681             RAST 2006-A7 CB SETTLED 5/30/06          $99,865.88
 3001608243          8243         XXXXXX8243             681             RAST 2006-A7 CB SETTLED 5/30/06         $211,700.00
 3001608268          8268         XXXXXX8268             681             RAST 2006-A7 CB SETTLED 5/30/06            $0.00
 3001608359          8359         XXXXXX8359             681             RAST 2006-A7 CB SETTLED 5/30/06         $207,100.00
 3001608391          8391         XXXXXX8391             681             RAST 2006-A7 CB SETTLED 5/30/06         $200,437.81
 3001608458          8458         XXXXXX8458             681             RAST 2006-A7 CB SETTLED 5/30/06            $0.00
 3001608466          8466         XXXXXX8466             681             RAST 2006-A7 CB SETTLED 5/30/06         $161,491.80
 3001608524          8524         XXXXXX8524             681             RAST 2006-A7 CB SETTLED 5/30/06         $241,699.99
 3001608565          8565         XXXXXX8565             681             RAST 2006-A7 CB SETTLED 5/30/06         $407,321.17
 3001618986          8986         XXXXXX8986             681             RAST 2006-A7 CB SETTLED 5/30/06         $221,060.93
 3001619513          9513         XXXXXX9513             681             RAST 2006-A7 CB SETTLED 5/30/06         $130,396.97
 3001619638          9638         XXXXXX9638             681             RAST 2006-A7 CB SETTLED 5/30/06         $221,267.37
 3001620016          0016         XXXXXX0016             681             RAST 2006-A7 CB SETTLED 5/30/06         $276,889.70
 3001620602          0602         XXXXXX0602             681             RAST 2006-A7 CB SETTLED 5/30/06          $79,767.66
 3001621113          1113         XXXXXX1113             681             RAST 2006-A7 CB SETTLED 5/30/06         $174,283.81
 3001621568          1568         XXXXXX1568             681             RAST 2006-A7 CB SETTLED 5/30/06         $250,427.77
 3001625296          5296         XXXXXX5296             681             RAST 2006-A7 CB SETTLED 5/30/06         $104,060.03
 3001625668          5668         XXXXXX5668             681             RAST 2006-A7 CB SETTLED 5/30/06         $118,989.13
 3001625684          5684         XXXXXX5684             681             RAST 2006-A7 CB SETTLED 5/30/06          $76,015.24
 3001626666          6666         XXXXXX6666             681             RAST 2006-A7 CB SETTLED 5/30/06            $0.00
 3001627052          7052         XXXXXX7052             681             RAST 2006-A7 CB SETTLED 5/30/06         $128,251.49
 3001627664          7664         XXXXXX7664             681             RAST 2006-A7 CB SETTLED 5/30/06         $108,560.27
 3001628712          8712         XXXXXX8712             681             RAST 2006-A7 CB SETTLED 5/30/06         $158,485.67
 3001628951          8951         XXXXXX8951             681             RAST 2006-A7 CB SETTLED 5/30/06         $115,006.04
 3001629017          9017         XXXXXX9017             681             RAST 2006-A7 CB SETTLED 5/30/06         $203,131.28
 3001629371          9371         XXXXXX9371             681             RAST 2006-A7 CB SETTLED 5/30/06         $186,796.73
 3001629405          9405         XXXXXX9405             681             RAST 2006-A7 CB SETTLED 5/30/06         $166,654.75
 3001629504          9504         XXXXXX9504             681             RAST 2006-A7 CB SETTLED 5/30/06          $86,364.00
 3001629629          9629         XXXXXX9629             681             RAST 2006-A7 CB SETTLED 5/30/06         $137,092.59
 3001629702          9702         XXXXXX9702             681             RAST 2006-A7 CB SETTLED 5/30/06         $185,492.67
 3001629744          9744         XXXXXX9744             681             RAST 2006-A7 CB SETTLED 5/30/06         $120,517.78
 3001629991          9991         XXXXXX9991             681             RAST 2006-A7 CB SETTLED 5/30/06         $244,831.99
 3001630163          0163         XXXXXX0163             681             RAST 2006-A7 CB SETTLED 5/30/06         $212,502.79
 3001630353          0353         XXXXXX0353             681             RAST 2006-A7 CB SETTLED 5/30/06         $238,903.27
 3001631252          1252         XXXXXX1252             681             RAST 2006-A7 CB SETTLED 5/30/06         $162,913.82
 3001632219          2219         XXXXXX2219             681             RAST 2006-A7 CB SETTLED 5/30/06         $194,428.72
 3001632292          2292         XXXXXX2292             681             RAST 2006-A7 CB SETTLED 5/30/06         $251,861.64
 3001637283          7283         XXXXXX7283             681             RAST 2006-A7 CB SETTLED 5/30/06          $95,283.52
 3001638992          8992         XXXXXX8992             681             RAST 2006-A7 CB SETTLED 5/30/06         $106,599.99
 3001639180          9180         XXXXXX9180             681             RAST 2006-A7 CB SETTLED 5/30/06         $375,500.00
 3001639289          9289         XXXXXX9289             681             RAST 2006-A7 CB SETTLED 5/30/06         $216,000.00
 3001639404          9404         XXXXXX9404             681             RAST 2006-A7 CB SETTLED 5/30/06         $338,760.00
 3001639461          9461         XXXXXX9461             681             RAST 2006-A7 CB SETTLED 5/30/06         $312,000.00
 3001639669          9669         XXXXXX9669             681             RAST 2006-A7 CB SETTLED 5/30/06         $159,260.35
 3001639685          9685         XXXXXX9685             681             RAST 2006-A7 CB SETTLED 5/30/06         $199,036.75
 3001639735          9735         XXXXXX9735             681             RAST 2006-A7 CB SETTLED 5/30/06         $119,697.68
 3001639750          9750         XXXXXX9750             681             RAST 2006-A7 CB SETTLED 5/30/06         $131,000.00
 3001639768          9768         XXXXXX9768             681             RAST 2006-A7 CB SETTLED 5/30/06         $197,999.33
 3001639776          9776         XXXXXX9776             681             RAST 2006-A7 CB SETTLED 5/30/06         $275,000.00
 3001639800          9800         XXXXXX9800             681             RAST 2006-A7 CB SETTLED 5/30/06         $152,707.73
 3001639867          9867         XXXXXX9867             681             RAST 2006-A7 CB SETTLED 5/30/06         $100,800.00
 3001639925          9925         XXXXXX9925             681             RAST 2006-A7 CB SETTLED 5/30/06            $0.00
 3001640022          0022         XXXXXX0022             681             RAST 2006-A7 CB SETTLED 5/30/06         $214,472.72
 3001640121          0121         XXXXXX0121             681             RAST 2006-A7 CB SETTLED 5/30/06         $132,647.99
 3001640139          0139         XXXXXX0139             681             RAST 2006-A7 CB SETTLED 5/30/06         $224,000.00
 3001640212          0212         XXXXXX0212             681             RAST 2006-A7 CB SETTLED 5/30/06         $140,300.00
 3001640220          0220         XXXXXX0220             681             RAST 2006-A7 CB SETTLED 5/30/06         $136,644.91
 3001640303          0303         XXXXXX0303             681             RAST 2006-A7 CB SETTLED 5/30/06            $0.00
 3001640337          0337         XXXXXX0337             681             RAST 2006-A7 CB SETTLED 5/30/06         $245,000.00
 3001644032          4032         XXXXXX4032             681             RAST 2006-A7 CB SETTLED 5/30/06          $53,738.70
 3001644081          4081         XXXXXX4081             681             RAST 2006-A7 CB SETTLED 5/30/06         $142,787.25
 3001644180          4180         XXXXXX4180             681             RAST 2006-A7 CB SETTLED 5/30/06            $0.00
 3001644438          4438         XXXXXX4438             681             RAST 2006-A7 CB SETTLED 5/30/06         $246,132.36
 3001647019          7019         XXXXXX7019             681             RAST 2006-A7 CB SETTLED 5/30/06         $156,401.36
 3001647977          7977         XXXXXX7977             681             RAST 2006-A7 CB SETTLED 5/30/06         $198,147.22
 3001648124          8124         XXXXXX8124             681             RAST 2006-A7 CB SETTLED 5/30/06         $192,343.72
 3001648561          8561         XXXXXX8561             681             RAST 2006-A7 CB SETTLED 5/30/06         $364,590.96
 3001648868          8868         XXXXXX8868             681             RAST 2006-A7 CB SETTLED 5/30/06         $157,001.16
 3001649130          9130         XXXXXX9130             681             RAST 2006-A7 CB SETTLED 5/30/06          $55,517.20
 3001650427          0427         XXXXXX0427             681             RAST 2006-A7 CB SETTLED 5/30/06         $221,718.85
 3001660715          0715         XXXXXX0715             681             RAST 2006-A7 CB SETTLED 5/30/06          $99,291.13
 3001661226          1226         XXXXXX1226             681             RAST 2006-A7 CB SETTLED 5/30/06         $102,070.13
 3001662141          2141         XXXXXX2141             681             RAST 2006-A7 CB SETTLED 5/30/06            $0.00
 3001662356          2356         XXXXXX2356             681             RAST 2006-A7 CB SETTLED 5/30/06         $212,842.04
 3001662505          2505         XXXXXX2505             681             RAST 2006-A7 CB SETTLED 5/30/06         $113,000.00
 3001662695          2695         XXXXXX2695             681             RAST 2006-A7 CB SETTLED 5/30/06         $194,900.00
 3001662737          2737         XXXXXX2737             681             RAST 2006-A7 CB SETTLED 5/30/06         $408,000.00
 3001662851          2851         XXXXXX2851             681             RAST 2006-A7 CB SETTLED 5/30/06         $212,800.00
 3001662950          2950         XXXXXX2950             681             RAST 2006-A7 CB SETTLED 5/30/06            $0.00
 3001662976          2976         XXXXXX2976             681             RAST 2006-A7 CB SETTLED 5/30/06         $366,300.77
 3001663016          3016         XXXXXX3016             681             RAST 2006-A7 CB SETTLED 5/30/06         $211,500.00
 3001663149          3149         XXXXXX3149             681             RAST 2006-A7 CB SETTLED 5/30/06         $316,252.01
 3001663206          3206         XXXXXX3206             681             RAST 2006-A7 CB SETTLED 5/30/06         $200,850.00
 3001663222          3222         XXXXXX3222             681             RAST 2006-A7 CB SETTLED 5/30/06         $121,954.98
 3001663396          3396         XXXXXX3396             681             RAST 2006-A7 CB SETTLED 5/30/06         $166,098.73
 3001663420          3420         XXXXXX3420             681             RAST 2006-A7 CB SETTLED 5/30/06         $141,000.00
 3001678709          8709         XXXXXX8709             681             RAST 2006-A7 CB SETTLED 5/30/06         $174,904.50
 3001678717          8717         XXXXXX8717             681             RAST 2006-A7 CB SETTLED 5/30/06          $80,656.85
 3001678741          8741         XXXXXX8741             681             RAST 2006-A7 CB SETTLED 5/30/06          $80,447.78
 3001678782          8782         XXXXXX8782             681             RAST 2006-A7 CB SETTLED 5/30/06          $71,520.44
 3001679012          9012         XXXXXX9012             681             RAST 2006-A7 CB SETTLED 5/30/06         $193,193.61
 3001679053          9053         XXXXXX9053             681             RAST 2006-A7 CB SETTLED 5/30/06         $141,172.32
 3001679152          9152         XXXXXX9152             681             RAST 2006-A7 CB SETTLED 5/30/06          $42,134.78
 3001679236          9236         XXXXXX9236             681             RAST 2006-A7 CB SETTLED 5/30/06         $101,602.68
 3001679327          9327         XXXXXX9327             681             RAST 2006-A7 CB SETTLED 5/30/06         $132,951.68
 3001679400          9400         XXXXXX9400             681             RAST 2006-A7 CB SETTLED 5/30/06          $59,624.69
 3001679475          9475         XXXXXX9475             681             RAST 2006-A7 CB SETTLED 5/30/06          $60,527.82
 3001679517          9517         XXXXXX9517             681             RAST 2006-A7 CB SETTLED 5/30/06         $102,781.91
 3001679566          9566         XXXXXX9566             681             RAST 2006-A7 CB SETTLED 5/30/06         $201,854.24
 3001679574          9574         XXXXXX9574             681             RAST 2006-A7 CB SETTLED 5/30/06         $251,711.21
 3001679798          9798         XXXXXX9798             681             RAST 2006-A7 CB SETTLED 5/30/06         $142,233.85
 3001679822          9822         XXXXXX9822             681             RAST 2006-A7 CB SETTLED 5/30/06         $166,975.40
 3001680200          0200         XXXXXX0200             681             RAST 2006-A7 CB SETTLED 5/30/06          $49,645.91
 3001680259          0259         XXXXXX0259             681             RAST 2006-A7 CB SETTLED 5/30/06         $178,591.85
 3001680341          0341         XXXXXX0341             681             RAST 2006-A7 CB SETTLED 5/30/06         $280,575.63
 3001680499          0499         XXXXXX0499             681             RAST 2006-A7 CB SETTLED 5/30/06          $53,657.78
 3001680523          0523         XXXXXX0523             681             RAST 2006-A7 CB SETTLED 5/30/06         $189,219.04
 3001680572          0572         XXXXXX0572             681             RAST 2006-A7 CB SETTLED 5/30/06         $108,185.25
 3001680689          0689         XXXXXX0689             681             RAST 2006-A7 CB SETTLED 5/30/06         $170,732.21
 3001680770          0770         XXXXXX0770             681             RAST 2006-A7 CB SETTLED 5/30/06         $144,482.40
 3001680879          0879         XXXXXX0879             681             RAST 2006-A7 CB SETTLED 5/30/06         $177,301.88
 3001680895          0895         XXXXXX0895             681             RAST 2006-A7 CB SETTLED 5/30/06         $126,618.01
 3001680960          0960         XXXXXX0960             681             RAST 2006-A7 CB SETTLED 5/30/06          $73,115.92
 3001681026          1026         XXXXXX1026             681             RAST 2006-A7 CB SETTLED 5/30/06          $63,624.77
 3001681174          1174         XXXXXX1174             681             RAST 2006-A7 CB SETTLED 5/30/06         $136,859.57
 3001681224          1224         XXXXXX1224             681             RAST 2006-A7 CB SETTLED 5/30/06         $123,697.90
 3001681364          1364         XXXXXX1364             681             RAST 2006-A7 CB SETTLED 5/30/06         $205,715.63
 3001681448          1448         XXXXXX1448             681             RAST 2006-A7 CB SETTLED 5/30/06          $82,564.84
 3001681455          1455         XXXXXX1455             681             RAST 2006-A7 CB SETTLED 5/30/06         $181,660.13
 3001681505          1505         XXXXXX1505             681             RAST 2006-A7 CB SETTLED 5/30/06         $216,078.12
 3001681653          1653         XXXXXX1653             681             RAST 2006-A7 CB SETTLED 5/30/06         $131,195.01
 3001681745          1745         XXXXXX1745             681             RAST 2006-A7 CB SETTLED 5/30/06          $53,509.17
 3001694649          4649         XXXXXX4649             681             RAST 2006-A7 CB SETTLED 5/30/06         $104,753.16
 3001694672          4672         XXXXXX4672             681             RAST 2006-A7 CB SETTLED 5/30/06         $110,768.58
 3001694730          4730         XXXXXX4730             681             RAST 2006-A7 CB SETTLED 5/30/06          $76,883.28
 3001694920          4920         XXXXXX4920             681             RAST 2006-A7 CB SETTLED 5/30/06          $82,432.18
 3001694938          4938         XXXXXX4938             681             RAST 2006-A7 CB SETTLED 5/30/06          $87,320.50
 3001694961          4961         XXXXXX4961             681             RAST 2006-A7 CB SETTLED 5/30/06          $88,742.25
 3001694979          4979         XXXXXX4979             681             RAST 2006-A7 CB SETTLED 5/30/06          $88,873.52
 3001695083          5083         XXXXXX5083             681             RAST 2006-A7 CB SETTLED 5/30/06         $142,903.30
 3001695158          5158         XXXXXX5158             681             RAST 2006-A7 CB SETTLED 5/30/06         $202,866.96
 3001695232          5232         XXXXXX5232             681             RAST 2006-A7 CB SETTLED 5/30/06         $169,099.23
 3001695323          5323         XXXXXX5323             681             RAST 2006-A7 CB SETTLED 5/30/06          $45,997.11
 3001695570          5570         XXXXXX5570             681             RAST 2006-A7 CB SETTLED 5/30/06         $154,093.65
 3001695695          5695         XXXXXX5695             681             RAST 2006-A7 CB SETTLED 5/30/06         $101,280.01
 3001695703          5703         XXXXXX5703             681             RAST 2006-A7 CB SETTLED 5/30/06          $99,779.24
 3001697113          7113         XXXXXX7113             681             RAST 2006-A7 CB SETTLED 5/30/06         $321,063.76
 3001697154          7154         XXXXXX7154             681             RAST 2006-A7 CB SETTLED 5/30/06         $469,305.21
 3001697550          7550         XXXXXX7550             681             RAST 2006-A7 CB SETTLED 5/30/06         $191,961.75
 3001697907          7907         XXXXXX7907             681             RAST 2006-A7 CB SETTLED 5/30/06         $247,445.53
 3001698004          8004         XXXXXX8004             681             RAST 2006-A7 CB SETTLED 5/30/06         $300,149.37
 3001698459          8459         XXXXXX8459             681             RAST 2006-A7 CB SETTLED 5/30/06            $0.00
 3001698491          8491         XXXXXX8491             681             RAST 2006-A7 CB SETTLED 5/30/06         $377,350.66
 3001698582          8582         XXXXXX8582             681             RAST 2006-A7 CB SETTLED 5/30/06         $139,767.46
 3001698699          8699         XXXXXX8699             681             RAST 2006-A7 CB SETTLED 5/30/06          $56,781.43
 3001698905          8905         XXXXXX8905             681             RAST 2006-A7 CB SETTLED 5/30/06         $265,431.28
 3001698939          8939         XXXXXX8939             681             RAST 2006-A7 CB SETTLED 5/30/06         $375,694.69
 3001698962          8962         XXXXXX8962             681             RAST 2006-A7 CB SETTLED 5/30/06         $500,340.76
 3001698970          8970         XXXXXX8970             681             RAST 2006-A7 CB SETTLED 5/30/06         $317,168.54
 3001699150          9150         XXXXXX9150             681             RAST 2006-A7 CB SETTLED 5/30/06         $197,727.88
 3001699259          9259         XXXXXX9259             681             RAST 2006-A7 CB SETTLED 5/30/06          $57,221.86
 3001699283          9283         XXXXXX9283             681             RAST 2006-A7 CB SETTLED 5/30/06         $392,389.44
 3001699408          9408         XXXXXX9408             681             RAST 2006-A7 CB SETTLED 5/30/06         $288,127.36
 3001699424          9424         XXXXXX9424             681             RAST 2006-A7 CB SETTLED 5/30/06          $79,468.10
 3001699457          9457         XXXXXX9457             681             RAST 2006-A7 CB SETTLED 5/30/06            $0.00
 3001699499          9499         XXXXXX9499             681             RAST 2006-A7 CB SETTLED 5/30/06         $243,363.63
 3001699630          9630         XXXXXX9630             681             RAST 2006-A7 CB SETTLED 5/30/06         $371,446.70
 3001699812          9812         XXXXXX9812             681             RAST 2006-A7 CB SETTLED 5/30/06         $454,011.64
 3001700214          0214         XXXXXX0214             681             RAST 2006-A7 CB SETTLED 5/30/06         $114,700.00
 3001700255          0255         XXXXXX0255             681             RAST 2006-A7 CB SETTLED 5/30/06         $268,237.14
 3001700289          0289         XXXXXX0289             681             RAST 2006-A7 CB SETTLED 5/30/06         $159,904.01
 3001700354          0354         XXXXXX0354             681             RAST 2006-A7 CB SETTLED 5/30/06         $407,100.00
 3001700420          0420         XXXXXX0420             681             RAST 2006-A7 CB SETTLED 5/30/06         $174,867.60
 3001700495          0495         XXXXXX0495             681             RAST 2006-A7 CB SETTLED 5/30/06         $152,920.55
 3001700610          0610         XXXXXX0610             681             RAST 2006-A7 CB SETTLED 5/30/06         $238,896.40
 3001700693          0693         XXXXXX0693             681             RAST 2006-A7 CB SETTLED 5/30/06         $290,300.00
 3001700735          0735         XXXXXX0735             681             RAST 2006-A7 CB SETTLED 5/30/06         $376,775.36
 3001700800          0800         XXXXXX0800             681             RAST 2006-A7 CB SETTLED 5/30/06         $211,001.39
 3001702459          2459         XXXXXX2459             681             RAST 2006-A7 CB SETTLED 5/30/06         $195,549.56
 3001702814          2814         XXXXXX2814             681             RAST 2006-A7 CB SETTLED 5/30/06         $193,357.40
 3001704927          4927         XXXXXX4927             681             RAST 2006-A7 CB SETTLED 5/30/06         $110,042.13
 3001705395          5395         XXXXXX5395             681             RAST 2006-A7 CB SETTLED 5/30/06         $124,852.54
 3001705551          5551         XXXXXX5551             681             RAST 2006-A7 CB SETTLED 5/30/06         $219,374.39
 3001705767          5767         XXXXXX5767             681             RAST 2006-A7 CB SETTLED 5/30/06          $83,112.93
 3001705965          5965         XXXXXX5965             681             RAST 2006-A7 CB SETTLED 5/30/06         $139,064.44
 3001706161          6161         XXXXXX6161             681             RAST 2006-A7 CB SETTLED 5/30/06         $108,209.66
 3001706229          6229         XXXXXX6229             681             RAST 2006-A7 CB SETTLED 5/30/06          $79,677.74
 3001706245          6245         XXXXXX6245             681             RAST 2006-A7 CB SETTLED 5/30/06         $119,836.22
 3001717200          7200         XXXXXX7200             681             RAST 2006-A7 CB SETTLED 5/30/06         $161,849.71
 3001717473          7473         XXXXXX7473             681             RAST 2006-A7 CB SETTLED 5/30/06         $100,888.71
 3001717549          7549         XXXXXX7549             681             RAST 2006-A7 CB SETTLED 5/30/06         $348,560.02
 3001717762          7762         XXXXXX7762             681             RAST 2006-A7 CB SETTLED 5/30/06         $170,508.34
 3001717846          7846         XXXXXX7846             681             RAST 2006-A7 CB SETTLED 5/30/06         $129,041.81
 3001719362          9362         XXXXXX9362             681             RAST 2006-A7 CB SETTLED 5/30/06          $96,649.86
 3001720113          0113         XXXXXX0113             681             RAST 2006-A7 CB SETTLED 5/30/06         $412,940.39
 3001721913          1913         XXXXXX1913             681             RAST 2006-A7 CB SETTLED 5/30/06         $290,265.26
 3001721947          1947         XXXXXX1947             681             RAST 2006-A7 CB SETTLED 5/30/06         $282,000.00
 3001722127          2127         XXXXXX2127             681             RAST 2006-A7 CB SETTLED 5/30/06         $208,000.00
 3001722135          2135         XXXXXX2135             681             RAST 2006-A7 CB SETTLED 5/30/06         $269,100.00
 3001722432          2432         XXXXXX2432             681             RAST 2006-A7 CB SETTLED 5/30/06         $124,497.86
 3001728819          8819         XXXXXX8819             681             RAST 2006-A7 CB SETTLED 5/30/06         $126,453.96
 3001729668          9668         XXXXXX9668             681             RAST 2006-A7 CB SETTLED 5/30/06         $201,072.18
 3001729981          9981         XXXXXX9981             681             RAST 2006-A7 CB SETTLED 5/30/06          $94,593.10
 3001730484          0484         XXXXXX0484             681             RAST 2006-A7 CB SETTLED 5/30/06          $94,381.65
 3001736028          6028         XXXXXX6028             681             RAST 2006-A7 CB SETTLED 5/30/06         $234,810.07
 3001737034          7034         XXXXXX7034             681             RAST 2006-A7 CB SETTLED 5/30/06         $213,620.85
 3001738115          8115         XXXXXX8115             681             RAST 2006-A7 CB SETTLED 5/30/06         $417,000.00
 3001738412          8412         XXXXXX8412             681             RAST 2006-A7 CB SETTLED 5/30/06         $337,238.09
 3001738677          8677         XXXXXX8677             681             RAST 2006-A7 CB SETTLED 5/30/06         $360,590.75
 3001738735          8735         XXXXXX8735             681             RAST 2006-A7 CB SETTLED 5/30/06         $210,278.95
 3001738776          8776         XXXXXX8776             681             RAST 2006-A7 CB SETTLED 5/30/06         $273,864.70
 3001739030          9030         XXXXXX9030             681             RAST 2006-A7 CB SETTLED 5/30/06         $107,920.65
 3001739899          9899         XXXXXX9899             681             RAST 2006-A7 CB SETTLED 5/30/06         $137,698.20
 3001739998          9998         XXXXXX9998             681             RAST 2006-A7 CB SETTLED 5/30/06         $252,824.66
 3001748247          8247         XXXXXX8247             681             RAST 2006-A7 CB SETTLED 5/30/06         $104,510.07
 3001749443          9443         XXXXXX9443             681             RAST 2006-A7 CB SETTLED 5/30/06         $120,054.63
 3001749450          9450         XXXXXX9450             681             RAST 2006-A7 CB SETTLED 5/30/06         $103,214.58
 3001749690          9690         XXXXXX9690             681             RAST 2006-A7 CB SETTLED 5/30/06         $126,483.40
 3001752926          2926         XXXXXX2926             681             RAST 2006-A7 CB SETTLED 5/30/06         $293,958.01
 3001753536          3536         XXXXXX3536             681             RAST 2006-A7 CB SETTLED 5/30/06          $63,179.34
 3001753585          3585         XXXXXX3585             681             RAST 2006-A7 CB SETTLED 5/30/06         $137,734.43
 3001754708          4708         XXXXXX4708             681             RAST 2006-A7 CB SETTLED 5/30/06         $413,614.72
 3001755036          5036         XXXXXX5036             681             RAST 2006-A7 CB SETTLED 5/30/06          $83,921.25
 3001755622          5622         XXXXXX5622             681             RAST 2006-A7 CB SETTLED 5/30/06          $68,829.02
 3001757305          7305         XXXXXX7305             681             RAST 2006-A7 CB SETTLED 5/30/06         $174,636.31
 3001757529          7529         XXXXXX7529             681             RAST 2006-A7 CB SETTLED 5/30/06         $141,423.50
 3001759368          9368         XXXXXX9368             681             RAST 2006-A7 CB SETTLED 5/30/06         $208,000.00
 3001759566          9566         XXXXXX9566             681             RAST 2006-A7 CB SETTLED 5/30/06         $376,000.00
 3001759772          9772         XXXXXX9772             681             RAST 2006-A7 CB SETTLED 5/30/06         $103,145.73
 3001760648          0648         XXXXXX0648             681             RAST 2006-A7 CB SETTLED 5/30/06         $156,410.29
 3001760796          0796         XXXXXX0796             681             RAST 2006-A7 CB SETTLED 5/30/06         $103,166.39
 3001760960          0960         XXXXXX0960             681             RAST 2006-A7 CB SETTLED 5/30/06         $291,920.00
 3001761117          1117         XXXXXX1117             681             RAST 2006-A7 CB SETTLED 5/30/06         $103,989.97
 3001761133          1133         XXXXXX1133             681             RAST 2006-A7 CB SETTLED 5/30/06         $253,062.81
 3001761141          1141         XXXXXX1141             681             RAST 2006-A7 CB SETTLED 5/30/06         $132,800.00
 3001761216          1216         XXXXXX1216             681             RAST 2006-A7 CB SETTLED 5/30/06         $126,299.54
 3001761232          1232         XXXXXX1232             681             RAST 2006-A7 CB SETTLED 5/30/06         $176,768.92
 3001761299          1299         XXXXXX1299             681             RAST 2006-A7 CB SETTLED 5/30/06         $131,385.06
 3001761307          1307         XXXXXX1307             681             RAST 2006-A7 CB SETTLED 5/30/06         $268,799.92
 3001761398          1398         XXXXXX1398             681             RAST 2006-A7 CB SETTLED 5/30/06         $249,535.50
 3001761422          1422         XXXXXX1422             681             RAST 2006-A7 CB SETTLED 5/30/06         $105,874.68
 3001761430          1430         XXXXXX1430             681             RAST 2006-A7 CB SETTLED 5/30/06         $143,199.61
 3001761455          1455         XXXXXX1455             681             RAST 2006-A7 CB SETTLED 5/30/06         $240,800.00
 3001761463          1463         XXXXXX1463             681             RAST 2006-A7 CB SETTLED 5/30/06         $139,197.91
 3001761547          1547         XXXXXX1547             681             RAST 2006-A7 CB SETTLED 5/30/06         $340,000.00
 3001761851          1851         XXXXXX1851             681             RAST 2006-A7 CB SETTLED 5/30/06         $156,300.00
 3001761885          1885         XXXXXX1885             681             RAST 2006-A7 CB SETTLED 5/30/06         $284,000.00
 3001761950          1950         XXXXXX1950             681             RAST 2006-A7 CB SETTLED 5/30/06         $239,933.74
 3001762271          2271         XXXXXX2271             681             RAST 2006-A7 CB SETTLED 5/30/06         $164,795.00
 3001762677          2677         XXXXXX2677             681             RAST 2006-A7 CB SETTLED 5/30/06         $157,121.76
 3001762693          2693         XXXXXX2693             681             RAST 2006-A7 CB SETTLED 5/30/06         $528,650.00
 3001763550          3550         XXXXXX3550             681             RAST 2006-A7 CB SETTLED 5/30/06         $200,000.00
 3001763790          3790         XXXXXX3790             681             RAST 2006-A7 CB SETTLED 5/30/06         $155,200.00
 3001763881          3881         XXXXXX3881             681             RAST 2006-A7 CB SETTLED 5/30/06         $160,000.00
 3001764038          4038         XXXXXX4038             681             RAST 2006-A7 CB SETTLED 5/30/06         $198,147.14
 3001764400          4400         XXXXXX4400             681             RAST 2006-A7 CB SETTLED 5/30/06         $124,224.69
 3001764731          4731         XXXXXX4731             681             RAST 2006-A7 CB SETTLED 5/30/06         $113,350.00
 3001765407          5407         XXXXXX5407             681             RAST 2006-A7 CB SETTLED 5/30/06         $261,273.29
 3001765969          5969         XXXXXX5969             681             RAST 2006-A7 CB SETTLED 5/30/06            $0.00
 3001765977          5977         XXXXXX5977             681             RAST 2006-A7 CB SETTLED 5/30/06         $223,989.34
 3001766066          6066         XXXXXX6066             681             RAST 2006-A7 CB SETTLED 5/30/06         $268,908.09
 3001766363          6363         XXXXXX6363             681             RAST 2006-A7 CB SETTLED 5/30/06         $237,700.00
 3001766462          6462         XXXXXX6462             681             RAST 2006-A7 CB SETTLED 5/30/06          $99,682.96
 3001766728          6728         XXXXXX6728             681             RAST 2006-A7 CB SETTLED 5/30/06         $282,119.56
 3001766785          6785         XXXXXX6785             681             RAST 2006-A7 CB SETTLED 5/30/06         $332,606.63
 3001766991          6991         XXXXXX6991             681             RAST 2006-A7 CB SETTLED 5/30/06         $107,184.38
 3001767536          7536         XXXXXX7536             681             RAST 2006-A7 CB SETTLED 5/30/06         $134,561.44
 3001767551          7551         XXXXXX7551             681             RAST 2006-A7 CB SETTLED 5/30/06          $56,644.12
 3001767569          7569         XXXXXX7569             681             RAST 2006-A7 CB SETTLED 5/30/06         $187,558.94
 3001767577          7577         XXXXXX7577             681             RAST 2006-A7 CB SETTLED 5/30/06         $208,500.00
 3001771082          1082         XXXXXX1082             681             RAST 2006-A7 CB SETTLED 5/30/06         $316,290.37
 3001771090          1090         XXXXXX1090             681             RAST 2006-A7 CB SETTLED 5/30/06          $82,496.65
 3001771132          1132         XXXXXX1132             681             RAST 2006-A7 CB SETTLED 5/30/06         $331,999.00
 3001771140          1140         XXXXXX1140             681             RAST 2006-A7 CB SETTLED 5/30/06         $129,784.59
 3001771181          1181         XXXXXX1181             681             RAST 2006-A7 CB SETTLED 5/30/06         $151,778.42
 3001771199          1199         XXXXXX1199             681             RAST 2006-A7 CB SETTLED 5/30/06         $196,300.00
 3001771256          1256         XXXXXX1256             681             RAST 2006-A7 CB SETTLED 5/30/06         $104,000.00
 3001771371          1371         XXXXXX1371             681             RAST 2006-A7 CB SETTLED 5/30/06         $144,000.00
 3001771447          1447         XXXXXX1447             681             RAST 2006-A7 CB SETTLED 5/30/06         $246,530.48
 3001771793          1793         XXXXXX1793             681             RAST 2006-A7 CB SETTLED 5/30/06         $144,000.00
 3001771876          1876         XXXXXX1876             681             RAST 2006-A7 CB SETTLED 5/30/06         $161,600.00
 3001771934          1934         XXXXXX1934             681             RAST 2006-A7 CB SETTLED 5/30/06         $112,800.00
 3001772445          2445         XXXXXX2445             681             RAST 2006-A7 CB SETTLED 5/30/06         $180,000.00
 3001772585          2585         XXXXXX2585             681             RAST 2006-A7 CB SETTLED 5/30/06            $0.00
 3001772619          2619         XXXXXX2619             681             RAST 2006-A7 CB SETTLED 5/30/06         $308,000.00
 3001773542          3542         XXXXXX3542             681             RAST 2006-A7 CB SETTLED 5/30/06         $135,000.00
 3001775109          5109         XXXXXX5109             681             RAST 2006-A7 CB SETTLED 5/30/06          $98,330.83
 3001776800          6800         XXXXXX6800             681             RAST 2006-A7 CB SETTLED 5/30/06         $161,077.20
 3001776818          6818         XXXXXX6818             681             RAST 2006-A7 CB SETTLED 5/30/06         $254,500.00
 3001776933          6933         XXXXXX6933             681             RAST 2006-A7 CB SETTLED 5/30/06         $107,241.28
 3001777063          7063         XXXXXX7063             681             RAST 2006-A7 CB SETTLED 5/30/06         $143,327.35
 3001777246          7246         XXXXXX7246             681             RAST 2006-A7 CB SETTLED 5/30/06         $344,954.24
 3001777311          7311         XXXXXX7311             681             RAST 2006-A7 CB SETTLED 5/30/06         $243,276.01
 3001778129          8129         XXXXXX8129             681             RAST 2006-A7 CB SETTLED 5/30/06         $183,464.52
 3001783038          3038         XXXXXX3038             681             RAST 2006-A7 CB SETTLED 5/30/06          $91,377.33
 3001783129          3129         XXXXXX3129             681             RAST 2006-A7 CB SETTLED 5/30/06         $175,391.12
 3001783319          3319         XXXXXX3319             681             RAST 2006-A7 CB SETTLED 5/30/06          $83,947.44
 3001783814          3814         XXXXXX3814             681             RAST 2006-A7 CB SETTLED 5/30/06            $0.00
 3001783988          3988         XXXXXX3988             681             RAST 2006-A7 CB SETTLED 5/30/06         $141,336.41
 3001784325          4325         XXXXXX4325             681             RAST 2006-A7 CB SETTLED 5/30/06            $0.00
 3001785199          5199         XXXXXX5199             681             RAST 2006-A7 CB SETTLED 5/30/06         $202,346.63
 3001785496          5496         XXXXXX5496             681             RAST 2006-A7 CB SETTLED 5/30/06         $226,977.13
 3001785538          5538         XXXXXX5538             681             RAST 2006-A7 CB SETTLED 5/30/06         $258,798.88
 3001785827          5827         XXXXXX5827             681             RAST 2006-A7 CB SETTLED 5/30/06         $146,955.93
 3001785843          5843         XXXXXX5843             681             RAST 2006-A7 CB SETTLED 5/30/06         $109,406.06
 3001785926          5926         XXXXXX5926             681             RAST 2006-A7 CB SETTLED 5/30/06         $145,991.94
 3001786304          6304         XXXXXX6304             681             RAST 2006-A7 CB SETTLED 5/30/06         $104,000.00
 3001786353          6353         XXXXXX6353             681             RAST 2006-A7 CB SETTLED 5/30/06         $157,770.77
 3001789779          9779         XXXXXX9779             681             RAST 2006-A7 CB SETTLED 5/30/06         $199,979.33
 3001792617          2617         XXXXXX2617             681             RAST 2006-A7 CB SETTLED 5/30/06         $167,673.64
 3001797053          7053         XXXXXX7053             681             RAST 2006-A7 CB SETTLED 5/30/06          $54,536.69
 3001797491          7491         XXXXXX7491             681             RAST 2006-A7 CB SETTLED 5/30/06         $143,059.19
 3001798911          8911         XXXXXX8911             681             RAST 2006-A7 CB SETTLED 5/30/06         $173,007.35
 3001799158          9158         XXXXXX9158             681             RAST 2006-A7 CB SETTLED 5/30/06         $183,282.41
 3001799224          9224         XXXXXX9224             681             RAST 2006-A7 CB SETTLED 5/30/06         $224,293.34
 3001799455          9455         XXXXXX9455             681             RAST 2006-A7 CB SETTLED 5/30/06         $111,647.02
 3001799745          9745         XXXXXX9745             681             RAST 2006-A7 CB SETTLED 5/30/06          $75,512.56
 3001799794          9794         XXXXXX9794             681             RAST 2006-A7 CB SETTLED 5/30/06         $307,876.93
 3001799836          9836         XXXXXX9836             681             RAST 2006-A7 CB SETTLED 5/30/06         $159,184.67
 3001800212          0212         XXXXXX0212             681             RAST 2006-A7 CB SETTLED 5/30/06         $220,000.00
 3001804172          4172         XXXXXX4172             681             RAST 2006-A7 CB SETTLED 5/30/06         $352,000.00
 3001804248          4248         XXXXXX4248             681             RAST 2006-A7 CB SETTLED 5/30/06         $469,936.39
 3001804933          4933         XXXXXX4933             681             RAST 2006-A7 CB SETTLED 5/30/06         $413,363.92
 3001805583          5583         XXXXXX5583             681             RAST 2006-A7 CB SETTLED 5/30/06         $350,000.00
 3001807605          7605         XXXXXX7605             681             RAST 2006-A7 CB SETTLED 5/30/06         $172,881.32
 3001810237          0237         XXXXXX0237             681             RAST 2006-A7 CB SETTLED 5/30/06         $165,000.00
 1004822175          2175         XXXXXX2175             684               RAST 2006-A8 (CSFB) 6/28/06           $144,651.09
 1006030314          0314         XXXXXX0314             684               RAST 2006-A8 (CSFB) 6/28/06            $99,245.21
 1006140048          0048         XXXXXX0048             684               RAST 2006-A8 (CSFB) 6/28/06           $172,977.24
 1006496259          6259         XXXXXX6259             684               RAST 2006-A8 (CSFB) 6/28/06           $196,002.14
 1006532947          2947         XXXXXX2947             684               RAST 2006-A8 (CSFB) 6/28/06           $265,987.86
 1006533093          3093         XXXXXX3093             684               RAST 2006-A8 (CSFB) 6/28/06           $352,620.79
 1006617086          7086         XXXXXX7086             684               RAST 2006-A8 (CSFB) 6/28/06           $120,878.29
 1006747958          7958         XXXXXX7958             684               RAST 2006-A8 (CSFB) 6/28/06           $300,000.00
 1006796781          6781         XXXXXX6781             684               RAST 2006-A8 (CSFB) 6/28/06           $332,288.74
 1006817553          7553         XXXXXX7553             684               RAST 2006-A8 (CSFB) 6/28/06           $142,428.24
 1006817736          7736         XXXXXX7736             684               RAST 2006-A8 (CSFB) 6/28/06           $138,500.07
 1006865982          5982         XXXXXX5982             684               RAST 2006-A8 (CSFB) 6/28/06           $263,800.00
 1006922981          2981         XXXXXX2981             684               RAST 2006-A8 (CSFB) 6/28/06           $637,496.71
 1006965915          5915         XXXXXX5915             684               RAST 2006-A8 (CSFB) 6/28/06           $169,667.28
 1006968877          8877         XXXXXX8877             684               RAST 2006-A8 (CSFB) 6/28/06           $118,118.68
 1007026196          6196         XXXXXX6196             684               RAST 2006-A8 (CSFB) 6/28/06           $647,017.99
 1007053463          3463         XXXXXX3463             684               RAST 2006-A8 (CSFB) 6/28/06              $0.00
 1007088329          8329         XXXXXX8329             684               RAST 2006-A8 (CSFB) 6/28/06           $134,477.77
 1007088881          8881         XXXXXX8881             684               RAST 2006-A8 (CSFB) 6/28/06           $240,000.00
 1007116104          6104         XXXXXX6104             684               RAST 2006-A8 (CSFB) 6/28/06           $498,119.56
 1007188707          8707         XXXXXX8707             684               RAST 2006-A8 (CSFB) 6/28/06           $301,475.92
 1007284290          4290         XXXXXX4290             684               RAST 2006-A8 (CSFB) 6/28/06           $562,305.50
 1007295197          5197         XXXXXX5197             684               RAST 2006-A8 (CSFB) 6/28/06           $517,472.57
 1007299843          9843         XXXXXX9843             684               RAST 2006-A8 (CSFB) 6/28/06           $235,277.56
 1007337742          7742         XXXXXX7742             684               RAST 2006-A8 (CSFB) 6/28/06            $70,400.00
 1007369489          9489         XXXXXX9489             684               RAST 2006-A8 (CSFB) 6/28/06           $115,998.93
 1007371105          1105         XXXXXX1105             684               RAST 2006-A8 (CSFB) 6/28/06           $324,344.00
 1007379520          9520         XXXXXX9520             684               RAST 2006-A8 (CSFB) 6/28/06           $380,000.00
 1007379546          9546         XXXXXX9546             684               RAST 2006-A8 (CSFB) 6/28/06           $367,139.73
 1007382193          2193         XXXXXX2193             684               RAST 2006-A8 (CSFB) 6/28/06           $326,298.00
 1007388315          8315         XXXXXX8315             684               RAST 2006-A8 (CSFB) 6/28/06           $207,920.00
 1007395922          5922         XXXXXX5922             684               RAST 2006-A8 (CSFB) 6/28/06           $438,582.97
 1007400912          0912         XXXXXX0912             684               RAST 2006-A8 (CSFB) 6/28/06           $348,250.00
 1007409483          9483         XXXXXX9483             684               RAST 2006-A8 (CSFB) 6/28/06           $193,640.00
 1007416298          6298         XXXXXX6298             684               RAST 2006-A8 (CSFB) 6/28/06           $180,000.00
 1007419516          9516         XXXXXX9516             684               RAST 2006-A8 (CSFB) 6/28/06           $320,000.00
 1007430224          0224         XXXXXX0224             684               RAST 2006-A8 (CSFB) 6/28/06           $131,387.05
 1007434416          4416         XXXXXX4416             684               RAST 2006-A8 (CSFB) 6/28/06           $145,618.75
 1007441239          1239         XXXXXX1239             684               RAST 2006-A8 (CSFB) 6/28/06           $321,740.59
 1007442898          2898         XXXXXX2898             684               RAST 2006-A8 (CSFB) 6/28/06           $357,739.49
 1007445628          5628         XXXXXX5628             684               RAST 2006-A8 (CSFB) 6/28/06           $252,000.00
 1007456005          6005         XXXXXX6005             684               RAST 2006-A8 (CSFB) 6/28/06           $236,000.00
 1007458696          8696         XXXXXX8696             684               RAST 2006-A8 (CSFB) 6/28/06           $131,250.00
 1007463092          3092         XXXXXX3092             684               RAST 2006-A8 (CSFB) 6/28/06           $450,000.00
 1007464314          4314         XXXXXX4314             684               RAST 2006-A8 (CSFB) 6/28/06           $274,033.13
 1007467317          7317         XXXXXX7317             684               RAST 2006-A8 (CSFB) 6/28/06              $0.00
 1007468133          8133         XXXXXX8133             684               RAST 2006-A8 (CSFB) 6/28/06           $252,000.00
 1007473091          3091         XXXXXX3091             684               RAST 2006-A8 (CSFB) 6/28/06           $317,275.19
 1007481383          1383         XXXXXX1383             684               RAST 2006-A8 (CSFB) 6/28/06           $372,000.00
 1007489485          9485         XXXXXX9485             684               RAST 2006-A8 (CSFB) 6/28/06           $174,639.44
 1007496217          6217         XXXXXX6217             684               RAST 2006-A8 (CSFB) 6/28/06           $190,550.64
 1007496902          6902         XXXXXX6902             684               RAST 2006-A8 (CSFB) 6/28/06           $345,814.86
 1007501685          1685         XXXXXX1685             684               RAST 2006-A8 (CSFB) 6/28/06           $263,600.00
 1007506239          6239         XXXXXX6239             684               RAST 2006-A8 (CSFB) 6/28/06           $178,276.25
 1007516915          6915         XXXXXX6915             684               RAST 2006-A8 (CSFB) 6/28/06           $463,737.97
 1007521642          1642         XXXXXX1642             684               RAST 2006-A8 (CSFB) 6/28/06           $261,791.47
 1007524000          4000         XXXXXX4000             684               RAST 2006-A8 (CSFB) 6/28/06           $276,247.79
 1007526716          6716         XXXXXX6716             684               RAST 2006-A8 (CSFB) 6/28/06           $494,457.04
 1007529975          9975         XXXXXX9975             684               RAST 2006-A8 (CSFB) 6/28/06           $499,552.79
 1007530601          0601         XXXXXX0601             684               RAST 2006-A8 (CSFB) 6/28/06           $412,000.00
 1007531559          1559         XXXXXX1559             684               RAST 2006-A8 (CSFB) 6/28/06           $351,500.00
 1007546987          6987         XXXXXX6987             684               RAST 2006-A8 (CSFB) 6/28/06           $635,394.49
 1007550864          0864         XXXXXX0864             684               RAST 2006-A8 (CSFB) 6/28/06           $287,918.25
 1007558891          8891         XXXXXX8891             684               RAST 2006-A8 (CSFB) 6/28/06           $274,520.00
 1007574153          4153         XXXXXX4153             684               RAST 2006-A8 (CSFB) 6/28/06           $214,603.57
 1007581653          1653         XXXXXX1653             684               RAST 2006-A8 (CSFB) 6/28/06           $386,284.06
 1007586223          6223         XXXXXX6223             684               RAST 2006-A8 (CSFB) 6/28/06           $640,000.00
 1007587957          7957         XXXXXX7957             684               RAST 2006-A8 (CSFB) 6/28/06           $286,191.58
 1007589268          9268         XXXXXX9268             684               RAST 2006-A8 (CSFB) 6/28/06           $704,000.00
 1007590530          0530         XXXXXX0530             684               RAST 2006-A8 (CSFB) 6/28/06           $236,829.48
 1007602293          2293         XXXXXX2293             684               RAST 2006-A8 (CSFB) 6/28/06           $312,341.13
 1007610676          0676         XXXXXX0676             684               RAST 2006-A8 (CSFB) 6/28/06           $556,286.90
 1007614967          4967         XXXXXX4967             684               RAST 2006-A8 (CSFB) 6/28/06           $234,733.36
 1007622986          2986         XXXXXX2986             684               RAST 2006-A8 (CSFB) 6/28/06           $492,809.79
 1007623802          3802         XXXXXX3802             684               RAST 2006-A8 (CSFB) 6/28/06           $348,000.00
 1007633066          3066         XXXXXX3066             684               RAST 2006-A8 (CSFB) 6/28/06           $166,083.70
 1007636168          6168         XXXXXX6168             684               RAST 2006-A8 (CSFB) 6/28/06           $620,978.94
 1007641523          1523         XXXXXX1523             684               RAST 2006-A8 (CSFB) 6/28/06           $435,421.29
 1007642927          2927         XXXXXX2927             684               RAST 2006-A8 (CSFB) 6/28/06           $413,363.82
 1007643008          3008         XXXXXX3008             684               RAST 2006-A8 (CSFB) 6/28/06           $247,612.00
 1007656661          6661         XXXXXX6661             684               RAST 2006-A8 (CSFB) 6/28/06           $722,554.81
 1007659707          9707         XXXXXX9707             684               RAST 2006-A8 (CSFB) 6/28/06           $394,678.10
 1007662701          2701         XXXXXX2701             684               RAST 2006-A8 (CSFB) 6/28/06          $1,689,577.00
 1007666363          6363         XXXXXX6363             684               RAST 2006-A8 (CSFB) 6/28/06           $469,757.14
 1007673765          3765         XXXXXX3765             684               RAST 2006-A8 (CSFB) 6/28/06           $537,213.95
 1007680786          0786         XXXXXX0786             684               RAST 2006-A8 (CSFB) 6/28/06           $715,417.39
 1007685702          5702         XXXXXX5702             684               RAST 2006-A8 (CSFB) 6/28/06           $129,285.25
 1007688193          8193         XXXXXX8193             684               RAST 2006-A8 (CSFB) 6/28/06           $352,006.43
 1007690645          0645         XXXXXX0645             684               RAST 2006-A8 (CSFB) 6/28/06           $571,987.52
 1007693839          3839         XXXXXX3839             684               RAST 2006-A8 (CSFB) 6/28/06           $426,015.15
 1007694506          4506         XXXXXX4506             684               RAST 2006-A8 (CSFB) 6/28/06           $198,790.36
 1007698176          8176         XXXXXX8176             684               RAST 2006-A8 (CSFB) 6/28/06           $452,890.52
 1007704271          4271         XXXXXX4271             684               RAST 2006-A8 (CSFB) 6/28/06           $177,044.65
 1007704354          4354         XXXXXX4354             684               RAST 2006-A8 (CSFB) 6/28/06           $119,246.53
 1007705187          5187         XXXXXX5187             684               RAST 2006-A8 (CSFB) 6/28/06           $529,467.52
 1007706029          6029         XXXXXX6029             684               RAST 2006-A8 (CSFB) 6/28/06           $216,892.81
 1007709429          9429         XXXXXX9429             684               RAST 2006-A8 (CSFB) 6/28/06           $423,451.25
 1007709437          9437         XXXXXX9437             684               RAST 2006-A8 (CSFB) 6/28/06           $495,916.18
 1007712969          2969         XXXXXX2969             684               RAST 2006-A8 (CSFB) 6/28/06           $170,030.42
 1007716861          6861         XXXXXX6861             684               RAST 2006-A8 (CSFB) 6/28/06           $528,817.05
 1007717018          7018         XXXXXX7018             684               RAST 2006-A8 (CSFB) 6/28/06           $453,136.69
 1007718198          8198         XXXXXX8198             684               RAST 2006-A8 (CSFB) 6/28/06           $650,000.00
 1007722299          2299         XXXXXX2299             684               RAST 2006-A8 (CSFB) 6/28/06           $517,589.15
 1007723172          3172         XXXXXX3172             684               RAST 2006-A8 (CSFB) 6/28/06            $99,463.28
 1007726498          6498         XXXXXX6498             684               RAST 2006-A8 (CSFB) 6/28/06           $201,129.09
 1007729203          9203         XXXXXX9203             684               RAST 2006-A8 (CSFB) 6/28/06           $136,404.47
 1007729583          9583         XXXXXX9583             684               RAST 2006-A8 (CSFB) 6/28/06           $440,800.00
 1007730698          0698         XXXXXX0698             684               RAST 2006-A8 (CSFB) 6/28/06           $855,286.02
 1007731720          1720         XXXXXX1720             684               RAST 2006-A8 (CSFB) 6/28/06           $596,922.52
 1007732538          2538         XXXXXX2538             684               RAST 2006-A8 (CSFB) 6/28/06           $426,350.00
 1007733049          3049         XXXXXX3049             684               RAST 2006-A8 (CSFB) 6/28/06           $124,838.73
 1007735085          5085         XXXXXX5085             684               RAST 2006-A8 (CSFB) 6/28/06           $135,692.81
 1007742479          2479         XXXXXX2479             684               RAST 2006-A8 (CSFB) 6/28/06           $526,000.00
 1007745720          5720         XXXXXX5720             684               RAST 2006-A8 (CSFB) 6/28/06           $478,484.78
 1007746710          6710         XXXXXX6710             684               RAST 2006-A8 (CSFB) 6/28/06           $448,063.31
 1007747296          7296         XXXXXX7296             684               RAST 2006-A8 (CSFB) 6/28/06           $117,335.45
 1007747890          7890         XXXXXX7890             684               RAST 2006-A8 (CSFB) 6/28/06           $342,705.34
 1007749409          9409         XXXXXX9409             684               RAST 2006-A8 (CSFB) 6/28/06           $445,931.83
 1007750423          0423         XXXXXX0423             684               RAST 2006-A8 (CSFB) 6/28/06           $456,000.00
 1007752791          2791         XXXXXX2791             684               RAST 2006-A8 (CSFB) 6/28/06           $198,744.18
 1007754516          4516         XXXXXX4516             684               RAST 2006-A8 (CSFB) 6/28/06           $335,147.16
 1007761768          1768         XXXXXX1768             684               RAST 2006-A8 (CSFB) 6/28/06           $905,232.44
 1007763434          3434         XXXXXX3434             684               RAST 2006-A8 (CSFB) 6/28/06           $182,758.63
 1007768268          8268         XXXXXX8268             684               RAST 2006-A8 (CSFB) 6/28/06           $559,406.69
 1007773193          3193         XXXXXX3193             684               RAST 2006-A8 (CSFB) 6/28/06           $496,935.07
 1007779463          9463         XXXXXX9463             684               RAST 2006-A8 (CSFB) 6/28/06           $505,184.66
 1007786310          6310         XXXXXX6310             684               RAST 2006-A8 (CSFB) 6/28/06           $120,000.00
 1007788803          8803         XXXXXX8803             684               RAST 2006-A8 (CSFB) 6/28/06           $614,378.37
 1007789702          9702         XXXXXX9702             684               RAST 2006-A8 (CSFB) 6/28/06           $646,594.58
 1007806027          6027         XXXXXX6027             684               RAST 2006-A8 (CSFB) 6/28/06           $650,000.00
 1007838061          8061         XXXXXX8061             684               RAST 2006-A8 (CSFB) 6/28/06           $499,600.00
 1007841065          1065         XXXXXX1065             684               RAST 2006-A8 (CSFB) 6/28/06           $560,000.00
 3001427792          7792         XXXXXX7792             684               RAST 2006-A8 (CSFB) 6/28/06           $412,000.00
 3001428618          8618         XXXXXX8618             684               RAST 2006-A8 (CSFB) 6/28/06           $232,337.20
 3001435845          5845         XXXXXX5845             684               RAST 2006-A8 (CSFB) 6/28/06           $130,000.00
 3001448103          8103         XXXXXX8103             684               RAST 2006-A8 (CSFB) 6/28/06           $173,184.76
 3001483860          3860         XXXXXX3860             684               RAST 2006-A8 (CSFB) 6/28/06           $133,322.23
 3001484868          4868         XXXXXX4868             684               RAST 2006-A8 (CSFB) 6/28/06           $271,269.41
 3001487655          7655         XXXXXX7655             684               RAST 2006-A8 (CSFB) 6/28/06           $335,104.15
 3001488828          8828         XXXXXX8828             684               RAST 2006-A8 (CSFB) 6/28/06           $190,047.74
 3001508278          8278         XXXXXX8278             684               RAST 2006-A8 (CSFB) 6/28/06           $252,000.00
 3001508443          8443         XXXXXX8443             684               RAST 2006-A8 (CSFB) 6/28/06           $295,011.11
 3001516271          6271         XXXXXX6271             684               RAST 2006-A8 (CSFB) 6/28/06           $161,273.85
 3001516487          6487         XXXXXX6487             684               RAST 2006-A8 (CSFB) 6/28/06           $272,477.68
 3001516735          6735         XXXXXX6735             684               RAST 2006-A8 (CSFB) 6/28/06           $211,558.72
 3001517063          7063         XXXXXX7063             684               RAST 2006-A8 (CSFB) 6/28/06           $238,237.54
 3001538291          8291         XXXXXX8291             684               RAST 2006-A8 (CSFB) 6/28/06           $192,797.66
 3001538648          8648         XXXXXX8648             684               RAST 2006-A8 (CSFB) 6/28/06           $200,572.75
 3001538713          8713         XXXXXX8713             684               RAST 2006-A8 (CSFB) 6/28/06           $193,762.39
 3001544620          4620         XXXXXX4620             684               RAST 2006-A8 (CSFB) 6/28/06           $320,026.97
 3001558067          8067         XXXXXX8067             684               RAST 2006-A8 (CSFB) 6/28/06           $145,000.00
 3001558166          8166         XXXXXX8166             684               RAST 2006-A8 (CSFB) 6/28/06            $73,600.00
 3001570211          0211         XXXXXX0211             684               RAST 2006-A8 (CSFB) 6/28/06           $222,400.00
 3001570260          0260         XXXXXX0260             684               RAST 2006-A8 (CSFB) 6/28/06           $359,412.43
 3001570310          0310         XXXXXX0310             684               RAST 2006-A8 (CSFB) 6/28/06           $297,425.00
 3001570450          0450         XXXXXX0450             684               RAST 2006-A8 (CSFB) 6/28/06           $107,174.32
 3001570468          0468         XXXXXX0468             684               RAST 2006-A8 (CSFB) 6/28/06           $144,979.60
 3001570484          0484         XXXXXX0484             684               RAST 2006-A8 (CSFB) 6/28/06            $63,570.94
 3001570518          0518         XXXXXX0518             684               RAST 2006-A8 (CSFB) 6/28/06            $57,492.71
 3001570559          0559         XXXXXX0559             684               RAST 2006-A8 (CSFB) 6/28/06           $231,992.06
 3001570567          0567         XXXXXX0567             684               RAST 2006-A8 (CSFB) 6/28/06            $74,079.55
 3001570617          0617         XXXXXX0617             684               RAST 2006-A8 (CSFB) 6/28/06           $141,600.00
 3001570658          0658         XXXXXX0658             684               RAST 2006-A8 (CSFB) 6/28/06           $147,430.42
 3001570690          0690         XXXXXX0690             684               RAST 2006-A8 (CSFB) 6/28/06           $150,899.30
 3001570765          0765         XXXXXX0765             684               RAST 2006-A8 (CSFB) 6/28/06           $244,000.00
 3001570823          0823         XXXXXX0823             684               RAST 2006-A8 (CSFB) 6/28/06           $196,075.00
 3001570997          0997         XXXXXX0997             684               RAST 2006-A8 (CSFB) 6/28/06            $73,600.00
 3001571029          1029         XXXXXX1029             684               RAST 2006-A8 (CSFB) 6/28/06           $280,000.00
 3001571219          1219         XXXXXX1219             684               RAST 2006-A8 (CSFB) 6/28/06            $99,900.00
 3001571235          1235         XXXXXX1235             684               RAST 2006-A8 (CSFB) 6/28/06            $98,955.63
 3001571334          1334         XXXXXX1334             684               RAST 2006-A8 (CSFB) 6/28/06           $115,465.77
 3001571722          1722         XXXXXX1722             684               RAST 2006-A8 (CSFB) 6/28/06           $167,995.90
 3001571839          1839         XXXXXX1839             684               RAST 2006-A8 (CSFB) 6/28/06           $199,841.66
 3001571912          1912         XXXXXX1912             684               RAST 2006-A8 (CSFB) 6/28/06              $0.00
 3001572167          2167         XXXXXX2167             684               RAST 2006-A8 (CSFB) 6/28/06            $88,750.00
 3001572241          2241         XXXXXX2241             684               RAST 2006-A8 (CSFB) 6/28/06           $175,800.00
 3001572282          2282         XXXXXX2282             684               RAST 2006-A8 (CSFB) 6/28/06           $159,600.00
 3001573942          3942         XXXXXX3942             684               RAST 2006-A8 (CSFB) 6/28/06           $213,958.97
 3001573991          3991         XXXXXX3991             684               RAST 2006-A8 (CSFB) 6/28/06           $104,423.79
 3001574098          4098         XXXXXX4098             684               RAST 2006-A8 (CSFB) 6/28/06           $191,024.70
 3001574361          4361         XXXXXX4361             684               RAST 2006-A8 (CSFB) 6/28/06           $234,485.87
 3001574395          4395         XXXXXX4395             684               RAST 2006-A8 (CSFB) 6/28/06           $352,000.00
 3001574429          4429         XXXXXX4429             684               RAST 2006-A8 (CSFB) 6/28/06           $267,986.15
 3001574726          4726         XXXXXX4726             684               RAST 2006-A8 (CSFB) 6/28/06           $149,598.98
 3001574874          4874         XXXXXX4874             684               RAST 2006-A8 (CSFB) 6/28/06           $180,698.47
 3001574908          4908         XXXXXX4908             684               RAST 2006-A8 (CSFB) 6/28/06           $136,775.35
 3001574957          4957         XXXXXX4957             684               RAST 2006-A8 (CSFB) 6/28/06           $179,668.30
 3001575012          5012         XXXXXX5012             684               RAST 2006-A8 (CSFB) 6/28/06           $110,400.00
 3001575293          5293         XXXXXX5293             684               RAST 2006-A8 (CSFB) 6/28/06              $0.00
 3001575418          5418         XXXXXX5418             684               RAST 2006-A8 (CSFB) 6/28/06           $340,722.00
 3001577620          7620         XXXXXX7620             684               RAST 2006-A8 (CSFB) 6/28/06           $328,000.00
 3001579287          9287         XXXXXX9287             684               RAST 2006-A8 (CSFB) 6/28/06           $165,960.23
 3001579295          9295         XXXXXX9295             684               RAST 2006-A8 (CSFB) 6/28/06           $165,960.23
 3001579964          9964         XXXXXX9964             684               RAST 2006-A8 (CSFB) 6/28/06           $499,709.62
 3001580491          0491         XXXXXX0491             684               RAST 2006-A8 (CSFB) 6/28/06           $135,876.84
 3001580517          0517         XXXXXX0517             684               RAST 2006-A8 (CSFB) 6/28/06           $255,726.09
 3001580525          0525         XXXXXX0525             684               RAST 2006-A8 (CSFB) 6/28/06           $111,935.38
 3001580582          0582         XXXXXX0582             684               RAST 2006-A8 (CSFB) 6/28/06           $132,022.80
 3001580673          0673         XXXXXX0673             684               RAST 2006-A8 (CSFB) 6/28/06           $196,800.00
 3001580764          0764         XXXXXX0764             684               RAST 2006-A8 (CSFB) 6/28/06           $163,444.20
 3001580947          0947         XXXXXX0947             684               RAST 2006-A8 (CSFB) 6/28/06            $98,499.99
 3001581093          1093         XXXXXX1093             684               RAST 2006-A8 (CSFB) 6/28/06           $153,509.63
 3001581176          1176         XXXXXX1176             684               RAST 2006-A8 (CSFB) 6/28/06           $295,803.38
 3001581358          1358         XXXXXX1358             684               RAST 2006-A8 (CSFB) 6/28/06           $120,000.00
 3001581424          1424         XXXXXX1424             684               RAST 2006-A8 (CSFB) 6/28/06           $128,800.00
 3001581705          1705         XXXXXX1705             684               RAST 2006-A8 (CSFB) 6/28/06           $141,201.33
 3001581721          1721         XXXXXX1721             684               RAST 2006-A8 (CSFB) 6/28/06           $236,230.18
 3001581770          1770         XXXXXX1770             684               RAST 2006-A8 (CSFB) 6/28/06           $136,000.00
 3001581952          1952         XXXXXX1952             684               RAST 2006-A8 (CSFB) 6/28/06           $247,595.86
 3001583529          3529         XXXXXX3529             684               RAST 2006-A8 (CSFB) 6/28/06           $279,200.00
 3001585102          5102         XXXXXX5102             684               RAST 2006-A8 (CSFB) 6/28/06           $423,328.48
 3001585912          5912         XXXXXX5912             684               RAST 2006-A8 (CSFB) 6/28/06          $1,487,023.13
 3001594914          4914         XXXXXX4914             684               RAST 2006-A8 (CSFB) 6/28/06            $99,972.92
 3001595556          5556         XXXXXX5556             684               RAST 2006-A8 (CSFB) 6/28/06           $167,803.37
 3001597776          7776         XXXXXX7776             684               RAST 2006-A8 (CSFB) 6/28/06            $92,965.17
 3001598022          8022         XXXXXX8022             684               RAST 2006-A8 (CSFB) 6/28/06           $149,980.94
 3001599509          9509         XXXXXX9509             684               RAST 2006-A8 (CSFB) 6/28/06           $222,057.05
 3001599699          9699         XXXXXX9699             684               RAST 2006-A8 (CSFB) 6/28/06           $144,236.41
 3001600000          0000         XXXXXX0000             684               RAST 2006-A8 (CSFB) 6/28/06           $519,725.25
 3001600711          0711         XXXXXX0711             684               RAST 2006-A8 (CSFB) 6/28/06           $281,557.38
 3001601354          1354         XXXXXX1354             684               RAST 2006-A8 (CSFB) 6/28/06           $287,120.72
 3001604036          4036         XXXXXX4036             684               RAST 2006-A8 (CSFB) 6/28/06           $173,079.92
 3001604929          4929         XXXXXX4929             684               RAST 2006-A8 (CSFB) 6/28/06           $146,345.77
 3001605207          5207         XXXXXX5207             684               RAST 2006-A8 (CSFB) 6/28/06           $228,655.14
 3001607666          7666         XXXXXX7666             684               RAST 2006-A8 (CSFB) 6/28/06           $144,000.00
 3001607724          7724         XXXXXX7724             684               RAST 2006-A8 (CSFB) 6/28/06           $150,799.99
 3001607815          7815         XXXXXX7815             684               RAST 2006-A8 (CSFB) 6/28/06           $151,966.21
 3001607906          7906         XXXXXX7906             684               RAST 2006-A8 (CSFB) 6/28/06           $247,978.16
 3001607948          7948         XXXXXX7948             684               RAST 2006-A8 (CSFB) 6/28/06           $187,994.25
 3001607971          7971         XXXXXX7971             684               RAST 2006-A8 (CSFB) 6/28/06           $236,000.00
 3001608086          8086         XXXXXX8086             684               RAST 2006-A8 (CSFB) 6/28/06           $290,114.38
 3001608136          8136         XXXXXX8136             684               RAST 2006-A8 (CSFB) 6/28/06           $165,208.47
 3001608193          8193         XXXXXX8193             684               RAST 2006-A8 (CSFB) 6/28/06           $299,852.68
 3001608292          8292         XXXXXX8292             684               RAST 2006-A8 (CSFB) 6/28/06           $313,975.00
 3001608383          8383         XXXXXX8383             684               RAST 2006-A8 (CSFB) 6/28/06              $0.00
 3001608573          8573         XXXXXX8573             684               RAST 2006-A8 (CSFB) 6/28/06           $200,000.00
 3001609746          9746         XXXXXX9746             684               RAST 2006-A8 (CSFB) 6/28/06           $989,206.10
 3001617210          7210         XXXXXX7210             684               RAST 2006-A8 (CSFB) 6/28/06            $69,960.05
 3001618366          8366         XXXXXX8366             684               RAST 2006-A8 (CSFB) 6/28/06           $234,969.98
 3001618671          8671         XXXXXX8671             684               RAST 2006-A8 (CSFB) 6/28/06           $131,600.00
 3001618689          8689         XXXXXX8689             684               RAST 2006-A8 (CSFB) 6/28/06           $131,600.00
 3001618705          8705         XXXXXX8705             684               RAST 2006-A8 (CSFB) 6/28/06           $131,600.00
 3001619414          9414         XXXXXX9414             684               RAST 2006-A8 (CSFB) 6/28/06           $205,769.83
 3001619489          9489         XXXXXX9489             684               RAST 2006-A8 (CSFB) 6/28/06            $59,293.09
 3001619661          9661         XXXXXX9661             684               RAST 2006-A8 (CSFB) 6/28/06              $0.00
 3001620198          0198         XXXXXX0198             684               RAST 2006-A8 (CSFB) 6/28/06           $158,403.57
 3001620503          0503         XXXXXX0503             684               RAST 2006-A8 (CSFB) 6/28/06           $122,574.26
 3001621154          1154         XXXXXX1154             684               RAST 2006-A8 (CSFB) 6/28/06           $142,382.85
 3001621212          1212         XXXXXX1212             684               RAST 2006-A8 (CSFB) 6/28/06           $114,236.50
 3001621337          1337         XXXXXX1337             684               RAST 2006-A8 (CSFB) 6/28/06            $83,441.42
 3001625882          5882         XXXXXX5882             684               RAST 2006-A8 (CSFB) 6/28/06           $246,114.33
 3001631633          1633         XXXXXX1633             684               RAST 2006-A8 (CSFB) 6/28/06           $135,349.25
 3001632235          2235         XXXXXX2235             684               RAST 2006-A8 (CSFB) 6/28/06           $179,057.77
 3001633134          3134         XXXXXX3134             684               RAST 2006-A8 (CSFB) 6/28/06           $169,499.86
 3001633811          3811         XXXXXX3811             684               RAST 2006-A8 (CSFB) 6/28/06           $166,249.68
 3001638943          8943         XXXXXX8943             684               RAST 2006-A8 (CSFB) 6/28/06           $138,997.69
 3001639032          9032         XXXXXX9032             684               RAST 2006-A8 (CSFB) 6/28/06           $136,392.28
 3001639040          9040         XXXXXX9040             684               RAST 2006-A8 (CSFB) 6/28/06           $311,921.02
 3001639131          9131         XXXXXX9131             684               RAST 2006-A8 (CSFB) 6/28/06           $178,239.34
 3001639149          9149         XXXXXX9149             684               RAST 2006-A8 (CSFB) 6/28/06           $452,000.00
 3001639313          9313         XXXXXX9313             684               RAST 2006-A8 (CSFB) 6/28/06           $130,964.52
 3001639339          9339         XXXXXX9339             684               RAST 2006-A8 (CSFB) 6/28/06           $155,000.55
 3001639370          9370         XXXXXX9370             684               RAST 2006-A8 (CSFB) 6/28/06           $127,980.00
 3001639479          9479         XXXXXX9479             684               RAST 2006-A8 (CSFB) 6/28/06           $106,565.39
 3001639545          9545         XXXXXX9545             684               RAST 2006-A8 (CSFB) 6/28/06           $288,000.00
 3001639552          9552         XXXXXX9552             684               RAST 2006-A8 (CSFB) 6/28/06           $343,999.99
 3001639586          9586         XXXXXX9586             684               RAST 2006-A8 (CSFB) 6/28/06           $217,600.00
 3001639859          9859         XXXXXX9859             684               RAST 2006-A8 (CSFB) 6/28/06           $282,000.00
 3001639883          9883         XXXXXX9883             684               RAST 2006-A8 (CSFB) 6/28/06           $114,000.00
 3001639990          9990         XXXXXX9990             684               RAST 2006-A8 (CSFB) 6/28/06           $155,946.00
 3001640030          0030         XXXXXX0030             684               RAST 2006-A8 (CSFB) 6/28/06           $227,302.46
 3001640055          0055         XXXXXX0055             684               RAST 2006-A8 (CSFB) 6/28/06           $171,103.42
 3001640311          0311         XXXXXX0311             684               RAST 2006-A8 (CSFB) 6/28/06           $413,000.00
 3001646987          6987         XXXXXX6987             684               RAST 2006-A8 (CSFB) 6/28/06           $291,488.19
 3001647035          7035         XXXXXX7035             684               RAST 2006-A8 (CSFB) 6/28/06           $323,132.42
 3001647076          7076         XXXXXX7076             684               RAST 2006-A8 (CSFB) 6/28/06           $246,495.07
 3001647357          7357         XXXXXX7357             684               RAST 2006-A8 (CSFB) 6/28/06           $225,106.00
 3001647928          7928         XXXXXX7928             684               RAST 2006-A8 (CSFB) 6/28/06           $323,600.00
 3001648983          8983         XXXXXX8983             684               RAST 2006-A8 (CSFB) 6/28/06           $220,649.98
 3001649569          9569         XXXXXX9569             684               RAST 2006-A8 (CSFB) 6/28/06           $164,000.00
 3001650237          0237         XXXXXX0237             684               RAST 2006-A8 (CSFB) 6/28/06           $211,844.82
 3001662463          2463         XXXXXX2463             684               RAST 2006-A8 (CSFB) 6/28/06           $149,572.89
 3001662521          2521         XXXXXX2521             684               RAST 2006-A8 (CSFB) 6/28/06           $156,724.34
 3001662646          2646         XXXXXX2646             684               RAST 2006-A8 (CSFB) 6/28/06           $939,500.00
 3001662703          2703         XXXXXX2703             684               RAST 2006-A8 (CSFB) 6/28/06           $280,000.00
 3001662711          2711         XXXXXX2711             684               RAST 2006-A8 (CSFB) 6/28/06           $412,000.00
 3001662836          2836         XXXXXX2836             684               RAST 2006-A8 (CSFB) 6/28/06           $143,925.01
 3001662844          2844         XXXXXX2844             684               RAST 2006-A8 (CSFB) 6/28/06           $162,400.00
 3001662901          2901         XXXXXX2901             684               RAST 2006-A8 (CSFB) 6/28/06           $144,000.00
 3001662919          2919         XXXXXX2919             684               RAST 2006-A8 (CSFB) 6/28/06           $379,535.44
 3001662927          2927         XXXXXX2927             684               RAST 2006-A8 (CSFB) 6/28/06           $210,557.51
 3001662968          2968         XXXXXX2968             684               RAST 2006-A8 (CSFB) 6/28/06           $206,862.16
 3001663065          3065         XXXXXX3065             684               RAST 2006-A8 (CSFB) 6/28/06           $195,976.49
 3001663073          3073         XXXXXX3073             684               RAST 2006-A8 (CSFB) 6/28/06           $199,617.68
 3001663123          3123         XXXXXX3123             684               RAST 2006-A8 (CSFB) 6/28/06           $180,000.00
 3001663131          3131         XXXXXX3131             684               RAST 2006-A8 (CSFB) 6/28/06           $158,375.07
 3001663289          3289         XXXXXX3289             684               RAST 2006-A8 (CSFB) 6/28/06           $109,591.40
 3001663297          3297         XXXXXX3297             684               RAST 2006-A8 (CSFB) 6/28/06           $215,199.87
 3001663321          3321         XXXXXX3321             684               RAST 2006-A8 (CSFB) 6/28/06           $225,824.95
 3001663339          3339         XXXXXX3339             684               RAST 2006-A8 (CSFB) 6/28/06           $398,000.00
 3001663412          3412         XXXXXX3412             684               RAST 2006-A8 (CSFB) 6/28/06           $396,000.00
 3001663446          3446         XXXXXX3446             684               RAST 2006-A8 (CSFB) 6/28/06           $130,795.48
 3001667447          7447         XXXXXX7447             684               RAST 2006-A8 (CSFB) 6/28/06           $261,907.82
 3001678816          8816         XXXXXX8816             684               RAST 2006-A8 (CSFB) 6/28/06           $243,241.59
 3001679087          9087         XXXXXX9087             684               RAST 2006-A8 (CSFB) 6/28/06           $180,000.00
 3001680457          0457         XXXXXX0457             684               RAST 2006-A8 (CSFB) 6/28/06           $102,291.76
 3001700156          0156         XXXXXX0156             684               RAST 2006-A8 (CSFB) 6/28/06           $172,000.00
 3001700164          0164         XXXXXX0164             684               RAST 2006-A8 (CSFB) 6/28/06           $169,955.73
 3001700248          0248         XXXXXX0248             684               RAST 2006-A8 (CSFB) 6/28/06           $267,935.48
 3001700305          0305         XXXXXX0305             684               RAST 2006-A8 (CSFB) 6/28/06           $197,655.08
 3001700313          0313         XXXXXX0313             684               RAST 2006-A8 (CSFB) 6/28/06           $154,931.34
 3001700651          0651         XXXXXX0651             684               RAST 2006-A8 (CSFB) 6/28/06           $136,000.00
 3001700776          0776         XXXXXX0776             684               RAST 2006-A8 (CSFB) 6/28/06           $140,000.00
 3001700834          0834         XXXXXX0834             684               RAST 2006-A8 (CSFB) 6/28/06           $251,950.00
 3001708043          8043         XXXXXX8043             684               RAST 2006-A8 (CSFB) 6/28/06            $87,550.00
 3001718901          8901         XXXXXX8901             684               RAST 2006-A8 (CSFB) 6/28/06           $199,378.16
 3001722002          2002         XXXXXX2002             684               RAST 2006-A8 (CSFB) 6/28/06           $348,000.00
 3001722093          2093         XXXXXX2093             684               RAST 2006-A8 (CSFB) 6/28/06           $114,400.00
 3001722101          2101         XXXXXX2101             684               RAST 2006-A8 (CSFB) 6/28/06           $134,800.00
 3001722176          2176         XXXXXX2176             684               RAST 2006-A8 (CSFB) 6/28/06           $212,000.00
 3001722267          2267         XXXXXX2267             684               RAST 2006-A8 (CSFB) 6/28/06           $214,940.43
 3001722309          2309         XXXXXX2309             684               RAST 2006-A8 (CSFB) 6/28/06           $131,200.00
 3001722317          2317         XXXXXX2317             684               RAST 2006-A8 (CSFB) 6/28/06              $0.00
 3001722333          2333         XXXXXX2333             684               RAST 2006-A8 (CSFB) 6/28/06              $0.00
 3001722374          2374         XXXXXX2374             684               RAST 2006-A8 (CSFB) 6/28/06           $177,917.82
 3001722424          2424         XXXXXX2424             684               RAST 2006-A8 (CSFB) 6/28/06           $233,000.00
 3001722549          2549         XXXXXX2549             684               RAST 2006-A8 (CSFB) 6/28/06           $147,820.30
 3001722671          2671         XXXXXX2671             684               RAST 2006-A8 (CSFB) 6/28/06           $142,400.00
 3001722689          2689         XXXXXX2689             684               RAST 2006-A8 (CSFB) 6/28/06           $509,800.00
 3001722697          2697         XXXXXX2697             684               RAST 2006-A8 (CSFB) 6/28/06           $191,999.99
 3001730393          0393         XXXXXX0393             684               RAST 2006-A8 (CSFB) 6/28/06           $576,000.00
 3001736887          6887         XXXXXX6887             684               RAST 2006-A8 (CSFB) 6/28/06           $450,000.00
 3001738206          8206         XXXXXX8206             684               RAST 2006-A8 (CSFB) 6/28/06           $224,000.00
 3001738370          8370         XXXXXX8370             684               RAST 2006-A8 (CSFB) 6/28/06           $248,000.00
 3001738743          8743         XXXXXX8743             684               RAST 2006-A8 (CSFB) 6/28/06           $164,998.76
 3001739717          9717         XXXXXX9717             684               RAST 2006-A8 (CSFB) 6/28/06           $103,948.01
 3001740962          0962         XXXXXX0962             684               RAST 2006-A8 (CSFB) 6/28/06           $107,890.67
 3001751456          1456         XXXXXX1456             684               RAST 2006-A8 (CSFB) 6/28/06           $120,000.00
 3001753361          3361         XXXXXX3361             684               RAST 2006-A8 (CSFB) 6/28/06           $148,894.41
 3001755473          5473         XXXXXX5473             684               RAST 2006-A8 (CSFB) 6/28/06           $234,000.00
 3001755523          5523         XXXXXX5523             684               RAST 2006-A8 (CSFB) 6/28/06           $650,000.00
 3001755580          5580         XXXXXX5580             684               RAST 2006-A8 (CSFB) 6/28/06           $172,398.00
 3001757214          7214         XXXXXX7214             684               RAST 2006-A8 (CSFB) 6/28/06              $0.00
 3001760838          0838         XXXXXX0838             684               RAST 2006-A8 (CSFB) 6/28/06           $264,000.00
 3001762982          2982         XXXXXX2982             684               RAST 2006-A8 (CSFB) 6/28/06              $0.00
 3001763287          3287         XXXXXX3287             684               RAST 2006-A8 (CSFB) 6/28/06           $175,688.97
 3001763709          3709         XXXXXX3709             684               RAST 2006-A8 (CSFB) 6/28/06           $572,000.00
 3001763923          3923         XXXXXX3923             684               RAST 2006-A8 (CSFB) 6/28/06           $418,225.00
 3001767072          7072         XXXXXX7072             684               RAST 2006-A8 (CSFB) 6/28/06           $159,801.15
 3001771611          1611         XXXXXX1611             684               RAST 2006-A8 (CSFB) 6/28/06           $179,994.97
 3001777147          7147         XXXXXX7147             684               RAST 2006-A8 (CSFB) 6/28/06           $216,366.14
 3001777287          7287         XXXXXX7287             684               RAST 2006-A8 (CSFB) 6/28/06           $182,276.47
 3001777766          7766         XXXXXX7766             684               RAST 2006-A8 (CSFB) 6/28/06           $133,877.54
 3001778095          8095         XXXXXX8095             684               RAST 2006-A8 (CSFB) 6/28/06           $117,962.39
 3001783897          3897         XXXXXX3897             684               RAST 2006-A8 (CSFB) 6/28/06            $88,210.60
 3001783939          3939         XXXXXX3939             684               RAST 2006-A8 (CSFB) 6/28/06           $421,073.32
 3001784168          4168         XXXXXX4168             684               RAST 2006-A8 (CSFB) 6/28/06           $270,042.63
 3001786403          6403         XXXXXX6403             684               RAST 2006-A8 (CSFB) 6/28/06           $115,973.66
 3001787567          7567         XXXXXX7567             684               RAST 2006-A8 (CSFB) 6/28/06           $520,838.11
 3001787666          7666         XXXXXX7666             684               RAST 2006-A8 (CSFB) 6/28/06           $439,776.27
 3001788540          8540         XXXXXX8540             684               RAST 2006-A8 (CSFB) 6/28/06           $314,299.45
 3001789019          9019         XXXXXX9019             684               RAST 2006-A8 (CSFB) 6/28/06           $489,186.76
 3001789316          9316         XXXXXX9316             684               RAST 2006-A8 (CSFB) 6/28/06           $679,000.00
 3001789571          9571         XXXXXX9571             684               RAST 2006-A8 (CSFB) 6/28/06           $651,855.53
 3001789639          9639         XXXXXX9639             684               RAST 2006-A8 (CSFB) 6/28/06           $452,250.00
 3001789803          9803         XXXXXX9803             684               RAST 2006-A8 (CSFB) 6/28/06           $446,400.00
 3001790017          0017         XXXXXX0017             684               RAST 2006-A8 (CSFB) 6/28/06           $609,500.00
 3001794779          4779         XXXXXX4779             684               RAST 2006-A8 (CSFB) 6/28/06           $222,645.74
 3001794951          4951         XXXXXX4951             684               RAST 2006-A8 (CSFB) 6/28/06           $186,760.94
 3001795149          5149         XXXXXX5149             684               RAST 2006-A8 (CSFB) 6/28/06           $468,847.27
 3001795214          5214         XXXXXX5214             684               RAST 2006-A8 (CSFB) 6/28/06           $504,724.68
 3001795461          5461         XXXXXX5461             684               RAST 2006-A8 (CSFB) 6/28/06           $283,678.81
 3001795826          5826         XXXXXX5826             684               RAST 2006-A8 (CSFB) 6/28/06           $190,403.58
 3001795883          5883         XXXXXX5883             684               RAST 2006-A8 (CSFB) 6/28/06           $222,964.82
 3001795917          5917         XXXXXX5917             684               RAST 2006-A8 (CSFB) 6/28/06           $179,530.64
 3001796378          6378         XXXXXX6378             684               RAST 2006-A8 (CSFB) 6/28/06           $321,280.34
 3001796733          6733         XXXXXX6733             684               RAST 2006-A8 (CSFB) 6/28/06           $302,642.09
 3001796907          6907         XXXXXX6907             684               RAST 2006-A8 (CSFB) 6/28/06           $191,999.48
 3001797319          7319         XXXXXX7319             684               RAST 2006-A8 (CSFB) 6/28/06           $170,603.73
 3001797855          7855         XXXXXX7855             684               RAST 2006-A8 (CSFB) 6/28/06           $219,991.85
 3001797947          7947         XXXXXX7947             684               RAST 2006-A8 (CSFB) 6/28/06           $260,000.00
 3001797954          7954         XXXXXX7954             684               RAST 2006-A8 (CSFB) 6/28/06            $99,267.69
 3001798051          8051         XXXXXX8051             684               RAST 2006-A8 (CSFB) 6/28/06           $207,707.93
 3001798317          8317         XXXXXX8317             684               RAST 2006-A8 (CSFB) 6/28/06           $215,000.00
 3001798598          8598         XXXXXX8598             684               RAST 2006-A8 (CSFB) 6/28/06           $241,266.12
 3001799182          9182         XXXXXX9182             684               RAST 2006-A8 (CSFB) 6/28/06           $424,500.00
 3001799992          9992         XXXXXX9992             684               RAST 2006-A8 (CSFB) 6/28/06           $349,525.44
 3001803026          3026         XXXXXX3026             684               RAST 2006-A8 (CSFB) 6/28/06           $498,963.58
 3001803109          3109         XXXXXX3109             684               RAST 2006-A8 (CSFB) 6/28/06           $301,649.91
 3001803141          3141         XXXXXX3141             684               RAST 2006-A8 (CSFB) 6/28/06           $154,209.75
 3001803240          3240         XXXXXX3240             684               RAST 2006-A8 (CSFB) 6/28/06           $562,625.00
 3001803679          3679         XXXXXX3679             684               RAST 2006-A8 (CSFB) 6/28/06           $581,800.00
 3001804024          4024         XXXXXX4024             684               RAST 2006-A8 (CSFB) 6/28/06           $358,842.52
 3001804180          4180         XXXXXX4180             684               RAST 2006-A8 (CSFB) 6/28/06           $151,900.00
 3001804362          4362         XXXXXX4362             684               RAST 2006-A8 (CSFB) 6/28/06           $549,656.25
 3001804461          4461         XXXXXX4461             684               RAST 2006-A8 (CSFB) 6/28/06           $261,064.35
 3001804636          4636         XXXXXX4636             684               RAST 2006-A8 (CSFB) 6/28/06           $174,672.68
 3001804859          4859         XXXXXX4859             684               RAST 2006-A8 (CSFB) 6/28/06           $429,999.33
 3001805153          5153         XXXXXX5153             684               RAST 2006-A8 (CSFB) 6/28/06           $502,804.01
 3001805195          5195         XXXXXX5195             684               RAST 2006-A8 (CSFB) 6/28/06           $517,494.57
 3001805237          5237         XXXXXX5237             684               RAST 2006-A8 (CSFB) 6/28/06           $436,598.54
 3001805476          5476         XXXXXX5476             684               RAST 2006-A8 (CSFB) 6/28/06           $122,242.02
 3001805567          5567         XXXXXX5567             684               RAST 2006-A8 (CSFB) 6/28/06           $675,000.00
 3001805765          5765         XXXXXX5765             684               RAST 2006-A8 (CSFB) 6/28/06           $207,713.47
 3001806029          6029         XXXXXX6029             684               RAST 2006-A8 (CSFB) 6/28/06           $215,620.19
 3001806128          6128         XXXXXX6128             684               RAST 2006-A8 (CSFB) 6/28/06           $105,634.35
 3001806920          6920         XXXXXX6920             684               RAST 2006-A8 (CSFB) 6/28/06           $168,745.34
 3001807001          7001         XXXXXX7001             684               RAST 2006-A8 (CSFB) 6/28/06           $990,938.87
 3001807233          7233         XXXXXX7233             684               RAST 2006-A8 (CSFB) 6/28/06           $160,587.44
 3001807324          7324         XXXXXX7324             684               RAST 2006-A8 (CSFB) 6/28/06           $111,054.91
 3001807399          7399         XXXXXX7399             684               RAST 2006-A8 (CSFB) 6/28/06           $466,800.00
 3001807597          7597         XXXXXX7597             684               RAST 2006-A8 (CSFB) 6/28/06           $267,923.22
 3001807670          7670         XXXXXX7670             684               RAST 2006-A8 (CSFB) 6/28/06           $211,823.96
 3001810203          0203         XXXXXX0203             684               RAST 2006-A8 (CSFB) 6/28/06           $463,813.12
 3001810260          0260         XXXXXX0260             684               RAST 2006-A8 (CSFB) 6/28/06          $1,000,000.00
 3001811110          1110         XXXXXX1110             684               RAST 2006-A8 (CSFB) 6/28/06           $589,767.27
 3001811532          1532         XXXXXX1532             684               RAST 2006-A8 (CSFB) 6/28/06           $892,500.00
 3001811540          1540         XXXXXX1540             684               RAST 2006-A8 (CSFB) 6/28/06              $0.00
 3001811821          1821         XXXXXX1821             684               RAST 2006-A8 (CSFB) 6/28/06           $420,000.00
 3001814213          4213         XXXXXX4213             684               RAST 2006-A8 (CSFB) 6/28/06           $414,488.33
 3001816952          6952         XXXXXX6952             684               RAST 2006-A8 (CSFB) 6/28/06           $288,000.00
 3001817372          7372         XXXXXX7372             684               RAST 2006-A8 (CSFB) 6/28/06           $232,331.91
 3001817596          7596         XXXXXX7596             684               RAST 2006-A8 (CSFB) 6/28/06           $409,937.85
 3001818800          8800         XXXXXX8800             684               RAST 2006-A8 (CSFB) 6/28/06           $487,485.25
 3001819287          9287         XXXXXX9287             684               RAST 2006-A8 (CSFB) 6/28/06           $746,069.87
 3001819311          9311         XXXXXX9311             684               RAST 2006-A8 (CSFB) 6/28/06           $183,636.38
 3001819436          9436         XXXXXX9436             684               RAST 2006-A8 (CSFB) 6/28/06           $439,200.00
 3001819568          9568         XXXXXX9568             684               RAST 2006-A8 (CSFB) 6/28/06           $376,764.19
 3001819642          9642         XXXXXX9642             684               RAST 2006-A8 (CSFB) 6/28/06           $227,994.48
 3001819659          9659         XXXXXX9659             684               RAST 2006-A8 (CSFB) 6/28/06              $0.00
 3001820012          0012         XXXXXX0012             684               RAST 2006-A8 (CSFB) 6/28/06           $503,000.00
 3001820533          0533         XXXXXX0533             684               RAST 2006-A8 (CSFB) 6/28/06           $641,630.44
 3001820830          0830         XXXXXX0830             684               RAST 2006-A8 (CSFB) 6/28/06           $742,248.83
 3001820913          0913         XXXXXX0913             684               RAST 2006-A8 (CSFB) 6/28/06           $479,999.97
 3001821119          1119         XXXXXX1119             684               RAST 2006-A8 (CSFB) 6/28/06           $346,992.54
 3001821606          1606         XXXXXX1606             684               RAST 2006-A8 (CSFB) 6/28/06           $483,629.15
 3001821739          1739         XXXXXX1739             684               RAST 2006-A8 (CSFB) 6/28/06           $357,282.44
 3001822208          2208         XXXXXX2208             684               RAST 2006-A8 (CSFB) 6/28/06           $277,621.74
 3001822547          2547         XXXXXX2547             684               RAST 2006-A8 (CSFB) 6/28/06           $477,014.45
 3001822612          2612         XXXXXX2612             684               RAST 2006-A8 (CSFB) 6/28/06           $502,297.41
 3001822901          2901         XXXXXX2901             684               RAST 2006-A8 (CSFB) 6/28/06           $499,124.59
 3001823149          3149         XXXXXX3149             684               RAST 2006-A8 (CSFB) 6/28/06           $243,113.01
 3001823958          3958         XXXXXX3958             684               RAST 2006-A8 (CSFB) 6/28/06              $0.00
 3001824436          4436         XXXXXX4436             684               RAST 2006-A8 (CSFB) 6/28/06           $395,364.28
 3001828353          8353         XXXXXX8353             684               RAST 2006-A8 (CSFB) 6/28/06           $882,286.50
 3001828684          8684         XXXXXX8684             684               RAST 2006-A8 (CSFB) 6/28/06              $0.00
 3001828841          8841         XXXXXX8841             684               RAST 2006-A8 (CSFB) 6/28/06           $499,900.00
 3001828858          8858         XXXXXX8858             684               RAST 2006-A8 (CSFB) 6/28/06           $444,013.15
 3001829104          9104         XXXXXX9104             684               RAST 2006-A8 (CSFB) 6/28/06           $451,646.32
 3001829153          9153         XXXXXX9153             684               RAST 2006-A8 (CSFB) 6/28/06           $237,247.86
 3001829310          9310         XXXXXX9310             684               RAST 2006-A8 (CSFB) 6/28/06           $141,449.66
 3001829369          9369         XXXXXX9369             684               RAST 2006-A8 (CSFB) 6/28/06           $535,000.00
 3001829435          9435         XXXXXX9435             684               RAST 2006-A8 (CSFB) 6/28/06           $546,000.00
 3001829641          9641         XXXXXX9641             684               RAST 2006-A8 (CSFB) 6/28/06           $597,000.00
 3001829781          9781         XXXXXX9781             684               RAST 2006-A8 (CSFB) 6/28/06           $442,000.00
 3001830136          0136         XXXXXX0136             684               RAST 2006-A8 (CSFB) 6/28/06           $193,527.94
 3001831571          1571         XXXXXX1571             684               RAST 2006-A8 (CSFB) 6/28/06           $664,000.00
 3001831621          1621         XXXXXX1621             684               RAST 2006-A8 (CSFB) 6/28/06           $575,899.27
 3001840622          0622         XXXXXX0622             684               RAST 2006-A8 (CSFB) 6/28/06           $576,000.00
 3001840820          0820         XXXXXX0820             684               RAST 2006-A8 (CSFB) 6/28/06           $163,882.45
 3001840846          0846         XXXXXX0846             684               RAST 2006-A8 (CSFB) 6/28/06           $126,143.20
 3001840994          0994         XXXXXX0994             684               RAST 2006-A8 (CSFB) 6/28/06           $307,715.09
 3001841182          1182         XXXXXX1182             684               RAST 2006-A8 (CSFB) 6/28/06          $1,542,000.00
 3001841315          1315         XXXXXX1315             684               RAST 2006-A8 (CSFB) 6/28/06           $258,037.31
 3001841513          1513         XXXXXX1513             684               RAST 2006-A8 (CSFB) 6/28/06           $278,199.10
 3001841893          1893         XXXXXX1893             684               RAST 2006-A8 (CSFB) 6/28/06           $518,000.00
 3001842453          2453         XXXXXX2453             684               RAST 2006-A8 (CSFB) 6/28/06           $174,497.34
 3001846595          6595         XXXXXX6595             684               RAST 2006-A8 (CSFB) 6/28/06           $618,380.07
 3001846785          6785         XXXXXX6785             684               RAST 2006-A8 (CSFB) 6/28/06           $431,678.95
 3001846835          6835         XXXXXX6835             684               RAST 2006-A8 (CSFB) 6/28/06           $199,795.00
 3001848450          8450         XXXXXX8450             684               RAST 2006-A8 (CSFB) 6/28/06           $318,945.35
 3001848492          8492         XXXXXX8492             684               RAST 2006-A8 (CSFB) 6/28/06           $594,680.59
 3001848518          8518         XXXXXX8518             684               RAST 2006-A8 (CSFB) 6/28/06           $315,000.00
 3001848526          8526         XXXXXX8526             684               RAST 2006-A8 (CSFB) 6/28/06            $91,014.37
 3001848591          8591         XXXXXX8591             684               RAST 2006-A8 (CSFB) 6/28/06           $198,400.00
 3001848641          8641         XXXXXX8641             684               RAST 2006-A8 (CSFB) 6/28/06           $425,376.57
 3001848658          8658         XXXXXX8658             684               RAST 2006-A8 (CSFB) 6/28/06           $532,572.78
 3001848948          8948         XXXXXX8948             684               RAST 2006-A8 (CSFB) 6/28/06           $124,672.00
 3001849144          9144         XXXXXX9144             684               RAST 2006-A8 (CSFB) 6/28/06           $182,400.00
 3001849391          9391         XXXXXX9391             684               RAST 2006-A8 (CSFB) 6/28/06           $426,240.74
 3001849755          9755         XXXXXX9755             684               RAST 2006-A8 (CSFB) 6/28/06           $228,221.97
 3001850399          0399         XXXXXX0399             684               RAST 2006-A8 (CSFB) 6/28/06           $196,800.00
 3001852684          2684         XXXXXX2684             684               RAST 2006-A8 (CSFB) 6/28/06           $496,115.94
 3001860695          0695         XXXXXX0695             684               RAST 2006-A8 (CSFB) 6/28/06           $519,474.35
 3001860976          0976         XXXXXX0976             684               RAST 2006-A8 (CSFB) 6/28/06           $423,656.80
 3001862196          2196         XXXXXX2196             684               RAST 2006-A8 (CSFB) 6/28/06           $999,100.00
 1006115644          5644         XXXXXX5644             693                RAST 2006-A9CB ML 7/27/06            $334,171.42
 1006617565          7565         XXXXXX7565             693                RAST 2006-A9CB ML 7/27/06            $305,065.58
 1006921553          1553         XXXXXX1553             693                RAST 2006-A9CB ML 7/27/06            $332,548.62
 1006941106          1106         XXXXXX1106             693                RAST 2006-A9CB ML 7/27/06            $327,380.23
 1007176371          6371         XXXXXX6371             693                RAST 2006-A9CB ML 7/27/06            $200,000.00
 1007433988          3988         XXXXXX3988             693                RAST 2006-A9CB ML 7/27/06            $339,994.33
 1007452335          2335         XXXXXX2335             693                RAST 2006-A9CB ML 7/27/06            $174,689.36
 1007466731          6731         XXXXXX6731             693                RAST 2006-A9CB ML 7/27/06            $177,546.74
 1007526112          6112         XXXXXX6112             693                RAST 2006-A9CB ML 7/27/06            $194,502.44
 1007550773          0773         XXXXXX0773             693                RAST 2006-A9CB ML 7/27/06            $414,140.46
 1007573940          3940         XXXXXX3940             693                RAST 2006-A9CB ML 7/27/06            $254,430.85
 1007578733          8733         XXXXXX8733             693                RAST 2006-A9CB ML 7/27/06            $310,077.56
 1007614041          4041         XXXXXX4041             693                RAST 2006-A9CB ML 7/27/06            $299,328.06
 1007627712          7712         XXXXXX7712             693                RAST 2006-A9CB ML 7/27/06            $620,343.48
 1007656695          6695         XXXXXX6695             693                RAST 2006-A9CB ML 7/27/06            $301,600.00
 1007660010          0010         XXXXXX0010             693                RAST 2006-A9CB ML 7/27/06            $292,000.00
 1007677618          7618         XXXXXX7618             693                RAST 2006-A9CB ML 7/27/06            $507,500.00
 1007680067          0067         XXXXXX0067             693                RAST 2006-A9CB ML 7/27/06            $199,467.37
 1007703174          3174         XXXXXX3174             693                RAST 2006-A9CB ML 7/27/06            $310,040.90
 1007728825          8825         XXXXXX8825             693                RAST 2006-A9CB ML 7/27/06            $202,665.75
 1007735903          5903         XXXXXX5903             693                RAST 2006-A9CB ML 7/27/06            $393,617.25
 1007770918          0918         XXXXXX0918             693                RAST 2006-A9CB ML 7/27/06            $193,944.48
 1007781683          1683         XXXXXX1683             693                RAST 2006-A9CB ML 7/27/06            $183,036.01
 1007784141          4141         XXXXXX4141             693                RAST 2006-A9CB ML 7/27/06            $146,849.61
 1007784539          4539         XXXXXX4539             693                RAST 2006-A9CB ML 7/27/06            $158,995.30
 1007784638          4638         XXXXXX4638             693                RAST 2006-A9CB ML 7/27/06               $0.00
 1007785486          5486         XXXXXX5486             693                RAST 2006-A9CB ML 7/27/06            $151,682.60
 1007786211          6211         XXXXXX6211             693                RAST 2006-A9CB ML 7/27/06            $190,798.75
 1007786328          6328         XXXXXX6328             693                RAST 2006-A9CB ML 7/27/06            $166,402.07
 1007790106          0106         XXXXXX0106             693                RAST 2006-A9CB ML 7/27/06            $274,971.48
 1007790684          0684         XXXXXX0684             693                RAST 2006-A9CB ML 7/27/06             $79,576.82
 1007791625          1625         XXXXXX1625             693                RAST 2006-A9CB ML 7/27/06            $215,776.58
 1007791765          1765         XXXXXX1765             693                RAST 2006-A9CB ML 7/27/06            $250,045.35
 1007791849          1849         XXXXXX1849             693                RAST 2006-A9CB ML 7/27/06            $233,976.88
 1007792664          2664         XXXXXX2664             693                RAST 2006-A9CB ML 7/27/06            $181,168.39
 1007793563          3563         XXXXXX3563             693                RAST 2006-A9CB ML 7/27/06            $251,000.00
 1007794009          4009         XXXXXX4009             693                RAST 2006-A9CB ML 7/27/06            $413,474.81
 1007794231          4231         XXXXXX4231             693                RAST 2006-A9CB ML 7/27/06            $213,697.23
 1007796947          6947         XXXXXX6947             693                RAST 2006-A9CB ML 7/27/06            $227,740.92
 1007798935          8935         XXXXXX8935             693                RAST 2006-A9CB ML 7/27/06             $99,920.00
 1007799974          9974         XXXXXX9974             693                RAST 2006-A9CB ML 7/27/06             $72,924.93
 1007800954          0954         XXXXXX0954             693                RAST 2006-A9CB ML 7/27/06             $65,269.28
 1007802034          2034         XXXXXX2034             693                RAST 2006-A9CB ML 7/27/06            $382,407.71
 1007802117          2117         XXXXXX2117             693                RAST 2006-A9CB ML 7/27/06            $254,592.52
 1007803776          3776         XXXXXX3776             693                RAST 2006-A9CB ML 7/27/06            $212,000.00
 1007804204          4204         XXXXXX4204             693                RAST 2006-A9CB ML 7/27/06            $268,000.00
 1007804303          4303         XXXXXX4303             693                RAST 2006-A9CB ML 7/27/06            $360,302.57
 1007804345          4345         XXXXXX4345             693                RAST 2006-A9CB ML 7/27/06            $127,456.12
 1007810052          0052         XXXXXX0052             693                RAST 2006-A9CB ML 7/27/06            $311,485.80
 1007811134          1134         XXXXXX1134             693                RAST 2006-A9CB ML 7/27/06            $158,290.83
 1007812389          2389         XXXXXX2389             693                RAST 2006-A9CB ML 7/27/06            $278,810.28
 1007812876          2876         XXXXXX2876             693                RAST 2006-A9CB ML 7/27/06            $377,949.97
 1007813270          3270         XXXXXX3270             693                RAST 2006-A9CB ML 7/27/06            $199,285.06
 1007815705          5705         XXXXXX5705             693                RAST 2006-A9CB ML 7/27/06            $360,000.00
 1007821448          1448         XXXXXX1448             693                RAST 2006-A9CB ML 7/27/06            $398,117.85
 1007825605          5605         XXXXXX5605             693                RAST 2006-A9CB ML 7/27/06            $206,586.94
 1007825654          5654         XXXXXX5654             693                RAST 2006-A9CB ML 7/27/06            $266,065.43
 1007825738          5738         XXXXXX5738             693                RAST 2006-A9CB ML 7/27/06            $209,063.33
 1007826611          6611         XXXXXX6611             693                RAST 2006-A9CB ML 7/27/06            $171,811.40
 1007829912          9912         XXXXXX9912             693                RAST 2006-A9CB ML 7/27/06            $127,888.90
 1007832577          2577         XXXXXX2577             693                RAST 2006-A9CB ML 7/27/06            $254,911.26
 1007834532          4532         XXXXXX4532             693                RAST 2006-A9CB ML 7/27/06            $243,697.49
 1007835711          5711         XXXXXX5711             693                RAST 2006-A9CB ML 7/27/06            $240,894.25
 1007837113          7113         XXXXXX7113             693                RAST 2006-A9CB ML 7/27/06            $378,263.65
 1007837568          7568         XXXXXX7568             693                RAST 2006-A9CB ML 7/27/06             $77,312.88
 1007838848          8848         XXXXXX8848             693                RAST 2006-A9CB ML 7/27/06            $106,038.23
 1007839325          9325         XXXXXX9325             693                RAST 2006-A9CB ML 7/27/06            $401,724.82
 1007839382          9382         XXXXXX9382             693                RAST 2006-A9CB ML 7/27/06            $327,500.00
 1007845652          5652         XXXXXX5652             693                RAST 2006-A9CB ML 7/27/06            $224,043.97
 1007846213          6213         XXXXXX6213             693                RAST 2006-A9CB ML 7/27/06             $63,284.11
 1007846239          6239         XXXXXX6239             693                RAST 2006-A9CB ML 7/27/06            $271,027.66
 1007846262          6262         XXXXXX6262             693                RAST 2006-A9CB ML 7/27/06            $179,253.93
 1007848946          8946         XXXXXX8946             693                RAST 2006-A9CB ML 7/27/06            $228,923.50
 1007850488          0488         XXXXXX0488             693                RAST 2006-A9CB ML 7/27/06            $248,857.67
 1007850843          0843         XXXXXX0843             693                RAST 2006-A9CB ML 7/27/06            $386,468.25
 1007851296          1296         XXXXXX1296             693                RAST 2006-A9CB ML 7/27/06            $414,144.50
 1007854498          4498         XXXXXX4498             693                RAST 2006-A9CB ML 7/27/06            $219,996.84
 1007856733          6733         XXXXXX6733             693                RAST 2006-A9CB ML 7/27/06            $142,392.37
 1007857392          7392         XXXXXX7392             693                RAST 2006-A9CB ML 7/27/06            $171,200.00
 1007858101          8101         XXXXXX8101             693                RAST 2006-A9CB ML 7/27/06            $132,000.00
 1007858630          8630         XXXXXX8630             693                RAST 2006-A9CB ML 7/27/06            $171,278.01
 1007859711          9711         XXXXXX9711             693                RAST 2006-A9CB ML 7/27/06            $165,916.75
 1007862368          2368         XXXXXX2368             693                RAST 2006-A9CB ML 7/27/06             $45,220.34
 1007863598          3598         XXXXXX3598             693                RAST 2006-A9CB ML 7/27/06            $166,000.00
 1007864760          4760         XXXXXX4760             693                RAST 2006-A9CB ML 7/27/06            $234,559.28
 1007866161          6161         XXXXXX6161             693                RAST 2006-A9CB ML 7/27/06            $167,303.38
 1007866732          6732         XXXXXX6732             693                RAST 2006-A9CB ML 7/27/06            $336,000.00
 1007870833          0833         XXXXXX0833             693                RAST 2006-A9CB ML 7/27/06            $120,000.00
 1007871153          1153         XXXXXX1153             693                RAST 2006-A9CB ML 7/27/06            $128,000.00
 1007873340          3340         XXXXXX3340             693                RAST 2006-A9CB ML 7/27/06            $338,555.32
 1007874611          4611         XXXXXX4611             693                RAST 2006-A9CB ML 7/27/06            $407,214.15
 1007875782          5782         XXXXXX5782             693                RAST 2006-A9CB ML 7/27/06            $264,768.62
 1007876053          6053         XXXXXX6053             693                RAST 2006-A9CB ML 7/27/06            $196,960.00
 1007876392          6392         XXXXXX6392             693                RAST 2006-A9CB ML 7/27/06            $148,694.57
 1007877788          7788         XXXXXX7788             693                RAST 2006-A9CB ML 7/27/06            $356,664.46
 1007878109          8109         XXXXXX8109             693                RAST 2006-A9CB ML 7/27/06            $383,365.11
 1007878349          8349         XXXXXX8349             693                RAST 2006-A9CB ML 7/27/06            $188,800.00
 1007879024          9024         XXXXXX9024             693                RAST 2006-A9CB ML 7/27/06            $219,928.28
 1007880162          0162         XXXXXX0162             693                RAST 2006-A9CB ML 7/27/06            $259,450.38
 1007880196          0196         XXXXXX0196             693                RAST 2006-A9CB ML 7/27/06            $215,000.00
 1007882036          2036         XXXXXX2036             693                RAST 2006-A9CB ML 7/27/06            $148,963.00
 1007882226          2226         XXXXXX2226             693                RAST 2006-A9CB ML 7/27/06            $283,576.33
 1007882507          2507         XXXXXX2507             693                RAST 2006-A9CB ML 7/27/06            $146,279.00
 1007883885          3885         XXXXXX3885             693                RAST 2006-A9CB ML 7/27/06            $121,065.01
 1007884495          4495         XXXXXX4495             693                RAST 2006-A9CB ML 7/27/06            $129,138.88
 1007887365          7365         XXXXXX7365             693                RAST 2006-A9CB ML 7/27/06            $128,470.00
 1007889411          9411         XXXXXX9411             693                RAST 2006-A9CB ML 7/27/06            $319,120.00
 1007889973          9973         XXXXXX9973             693                RAST 2006-A9CB ML 7/27/06            $267,952.91
 1007890377          0377         XXXXXX0377             693                RAST 2006-A9CB ML 7/27/06            $332,000.00
 1007891573          1573         XXXXXX1573             693                RAST 2006-A9CB ML 7/27/06            $356,976.73
 1007891953          1953         XXXXXX1953             693                RAST 2006-A9CB ML 7/27/06            $490,095.62
 1007893454          3454         XXXXXX3454             693                RAST 2006-A9CB ML 7/27/06            $201,016.23
 1007893538          3538         XXXXXX3538             693                RAST 2006-A9CB ML 7/27/06             $56,828.39
 1007894304          4304         XXXXXX4304             693                RAST 2006-A9CB ML 7/27/06            $188,317.11
 1007894437          4437         XXXXXX4437             693                RAST 2006-A9CB ML 7/27/06            $320,349.25
 1007894866          4866         XXXXXX4866             693                RAST 2006-A9CB ML 7/27/06            $163,507.63
 1007896648          6648         XXXXXX6648             693                RAST 2006-A9CB ML 7/27/06             $79,530.59
 1007897042          7042         XXXXXX7042             693                RAST 2006-A9CB ML 7/27/06            $288,000.00
 1007898024          8024         XXXXXX8024             693                RAST 2006-A9CB ML 7/27/06            $106,690.62
 1007898248          8248         XXXXXX8248             693                RAST 2006-A9CB ML 7/27/06            $245,681.87
 1007898800          8800         XXXXXX8800             693                RAST 2006-A9CB ML 7/27/06             $79,186.14
 1007900036          0036         XXXXXX0036             693                RAST 2006-A9CB ML 7/27/06            $349,251.48
 1007900135          0135         XXXXXX0135             693                RAST 2006-A9CB ML 7/27/06            $287,959.84
 1007900564          0564         XXXXXX0564             693                RAST 2006-A9CB ML 7/27/06            $116,000.00
 1007901117          1117         XXXXXX1117             693                RAST 2006-A9CB ML 7/27/06            $187,760.00
 1007901125          1125         XXXXXX1125             693                RAST 2006-A9CB ML 7/27/06            $135,880.00
 1007901489          1489         XXXXXX1489             693                RAST 2006-A9CB ML 7/27/06            $380,736.37
 1007901794          1794         XXXXXX1794             693                RAST 2006-A9CB ML 7/27/06            $134,342.47
 1007902206          2206         XXXXXX2206             693                RAST 2006-A9CB ML 7/27/06            $135,899.84
 1007903436          3436         XXXXXX3436             693                RAST 2006-A9CB ML 7/27/06             $47,796.03
 1007904418          4418         XXXXXX4418             693                RAST 2006-A9CB ML 7/27/06            $203,929.81
 1007905399          5399         XXXXXX5399             693                RAST 2006-A9CB ML 7/27/06            $360,000.00
 1007908039          8039         XXXXXX8039             693                RAST 2006-A9CB ML 7/27/06             $59,209.54
 1007909060          9060         XXXXXX9060             693                RAST 2006-A9CB ML 7/27/06            $252,920.76
 1007909425          9425         XXXXXX9425             693                RAST 2006-A9CB ML 7/27/06            $157,360.68
 1007911272          1272         XXXXXX1272             693                RAST 2006-A9CB ML 7/27/06            $406,400.00
 1007912486          2486         XXXXXX2486             693                RAST 2006-A9CB ML 7/27/06            $252,422.89
 1007912569          2569         XXXXXX2569             693                RAST 2006-A9CB ML 7/27/06            $258,896.50
 1007913443          3443         XXXXXX3443             693                RAST 2006-A9CB ML 7/27/06            $215,178.59
 1007915703          5703         XXXXXX5703             693                RAST 2006-A9CB ML 7/27/06            $169,223.90
 1007916230          6230         XXXXXX6230             693                RAST 2006-A9CB ML 7/27/06            $417,679.80
 1007916453          6453         XXXXXX6453             693                RAST 2006-A9CB ML 7/27/06               $0.00
 1007918376          8376         XXXXXX8376             693                RAST 2006-A9CB ML 7/27/06            $218,761.10
 1007921602          1602         XXXXXX1602             693                RAST 2006-A9CB ML 7/27/06            $198,566.25
 1007921826          1826         XXXXXX1826             693                RAST 2006-A9CB ML 7/27/06            $304,791.86
 1007922253          2253         XXXXXX2253             693                RAST 2006-A9CB ML 7/27/06            $206,999.99
 1007922980          2980         XXXXXX2980             693                RAST 2006-A9CB ML 7/27/06            $222,097.71
 1007923004          3004         XXXXXX3004             693                RAST 2006-A9CB ML 7/27/06            $230,580.07
 1007923103          3103         XXXXXX3103             693                RAST 2006-A9CB ML 7/27/06             $82,994.24
 1007923178          3178         XXXXXX3178             693                RAST 2006-A9CB ML 7/27/06             $70,962.24
 1007923418          3418         XXXXXX3418             693                RAST 2006-A9CB ML 7/27/06            $248,800.00
 1007923475          3475         XXXXXX3475             693                RAST 2006-A9CB ML 7/27/06            $208,000.00
 1007925090          5090         XXXXXX5090             693                RAST 2006-A9CB ML 7/27/06            $188,000.00
 1007925686          5686         XXXXXX5686             693                RAST 2006-A9CB ML 7/27/06            $274,133.35
 1007926403          6403         XXXXXX6403             693                RAST 2006-A9CB ML 7/27/06            $109,497.39
 1007928326          8326         XXXXXX8326             693                RAST 2006-A9CB ML 7/27/06               $0.00
 1007928557          8557         XXXXXX8557             693                RAST 2006-A9CB ML 7/27/06            $204,225.62
 1007929142          9142         XXXXXX9142             693                RAST 2006-A9CB ML 7/27/06            $180,546.16
 1007929563          9563         XXXXXX9563             693                RAST 2006-A9CB ML 7/27/06            $174,437.27
 1007931049          1049         XXXXXX1049             693                RAST 2006-A9CB ML 7/27/06            $416,996.23
 1007931445          1445         XXXXXX1445             693                RAST 2006-A9CB ML 7/27/06            $148,167.74
 1007932617          2617         XXXXXX2617             693                RAST 2006-A9CB ML 7/27/06            $270,888.28
 1007933201          3201         XXXXXX3201             693                RAST 2006-A9CB ML 7/27/06            $216,423.94
 1007934167          4167         XXXXXX4167             693                RAST 2006-A9CB ML 7/27/06            $249,060.63
 1007935024          5024         XXXXXX5024             693                RAST 2006-A9CB ML 7/27/06            $270,844.24
 1007937905          7905         XXXXXX7905             693                RAST 2006-A9CB ML 7/27/06            $129,879.73
 1007938739          8739         XXXXXX8739             693                RAST 2006-A9CB ML 7/27/06            $360,009.68
 1007938812          8812         XXXXXX8812             693                RAST 2006-A9CB ML 7/27/06            $114,722.32
 1007939331          9331         XXXXXX9331             693                RAST 2006-A9CB ML 7/27/06            $143,395.57
 1007940172          0172         XXXXXX0172             693                RAST 2006-A9CB ML 7/27/06            $303,622.01
 1007940420          0420         XXXXXX0420             693                RAST 2006-A9CB ML 7/27/06            $159,894.25
 1007940578          0578         XXXXXX0578             693                RAST 2006-A9CB ML 7/27/06            $413,957.63
 1007941360          1360         XXXXXX1360             693                RAST 2006-A9CB ML 7/27/06            $191,203.87
 1007941691          1691         XXXXXX1691             693                RAST 2006-A9CB ML 7/27/06            $328,563.32
 1007942038          2038         XXXXXX2038             693                RAST 2006-A9CB ML 7/27/06            $107,594.02
 1007942418          2418         XXXXXX2418             693                RAST 2006-A9CB ML 7/27/06            $187,828.78
 1007942509          2509         XXXXXX2509             693                RAST 2006-A9CB ML 7/27/06            $164,215.90
 1007942517          2517         XXXXXX2517             693                RAST 2006-A9CB ML 7/27/06            $164,348.56
 1007942525          2525         XXXXXX2525             693                RAST 2006-A9CB ML 7/27/06            $164,215.80
 1007942574          2574         XXXXXX2574             693                RAST 2006-A9CB ML 7/27/06            $280,742.15
 1007943093          3093         XXXXXX3093             693                RAST 2006-A9CB ML 7/27/06            $147,470.12
 1007944885          4885         XXXXXX4885             693                RAST 2006-A9CB ML 7/27/06            $105,560.47
 1007947276          7276         XXXXXX7276             693                RAST 2006-A9CB ML 7/27/06            $104,640.51
 1007947771          7771         XXXXXX7771             693                RAST 2006-A9CB ML 7/27/06            $367,361.64
 1007948019          8019         XXXXXX8019             693                RAST 2006-A9CB ML 7/27/06            $183,179.31
 1007948886          8886         XXXXXX8886             693                RAST 2006-A9CB ML 7/27/06             $97,983.95
 1007949587          9587         XXXXXX9587             693                RAST 2006-A9CB ML 7/27/06            $181,069.35
 1007950049          0049         XXXXXX0049             693                RAST 2006-A9CB ML 7/27/06            $219,048.72
 1007950593          0593         XXXXXX0593             693                RAST 2006-A9CB ML 7/27/06            $131,478.84
 1007951211          1211         XXXXXX1211             693                RAST 2006-A9CB ML 7/27/06            $324,999.95
 1007951427          1427         XXXXXX1427             693                RAST 2006-A9CB ML 7/27/06            $270,815.81
 1007952375          2375         XXXXXX2375             693                RAST 2006-A9CB ML 7/27/06            $215,663.18
 1007952557          2557         XXXXXX2557             693                RAST 2006-A9CB ML 7/27/06            $109,850.00
 1007952672          2672         XXXXXX2672             693                RAST 2006-A9CB ML 7/27/06            $139,525.47
 1007953209          3209         XXXXXX3209             693                RAST 2006-A9CB ML 7/27/06            $218,731.09
 1007953639          3639         XXXXXX3639             693                RAST 2006-A9CB ML 7/27/06            $288,321.12
 1007955253          5253         XXXXXX5253             693                RAST 2006-A9CB ML 7/27/06            $388,422.00
 1007955741          5741         XXXXXX5741             693                RAST 2006-A9CB ML 7/27/06            $139,559.15
 1007956079          6079         XXXXXX6079             693                RAST 2006-A9CB ML 7/27/06            $170,000.00
 1007957507          7507         XXXXXX7507             693                RAST 2006-A9CB ML 7/27/06            $477,865.30
 1007957515          7515         XXXXXX7515             693                RAST 2006-A9CB ML 7/27/06            $298,815.62
 1007960774          0774         XXXXXX0774             693                RAST 2006-A9CB ML 7/27/06            $229,948.80
 1007962424          2424         XXXXXX2424             693                RAST 2006-A9CB ML 7/27/06             $54,356.64
 1007962903          2903         XXXXXX2903             693                RAST 2006-A9CB ML 7/27/06            $269,761.75
 1007965393          5393         XXXXXX5393             693                RAST 2006-A9CB ML 7/27/06            $167,161.61
 1007965427          5427         XXXXXX5427             693                RAST 2006-A9CB ML 7/27/06            $113,829.08
 1007965492          5492         XXXXXX5492             693                RAST 2006-A9CB ML 7/27/06            $189,012.29
 1007965534          5534         XXXXXX5534             693                RAST 2006-A9CB ML 7/27/06            $145,207.83
 1007965542          5542         XXXXXX5542             693                RAST 2006-A9CB ML 7/27/06            $410,587.53
 1007965617          5617         XXXXXX5617             693                RAST 2006-A9CB ML 7/27/06             $57,305.46
 1007966193          6193         XXXXXX6193             693                RAST 2006-A9CB ML 7/27/06            $148,010.78
 1007966250          6250         XXXXXX6250             693                RAST 2006-A9CB ML 7/27/06            $151,200.00
 1007966268          6268         XXXXXX6268             693                RAST 2006-A9CB ML 7/27/06            $148,000.00
 1007967043          7043         XXXXXX7043             693                RAST 2006-A9CB ML 7/27/06            $412,500.00
 1007969338          9338         XXXXXX9338             693                RAST 2006-A9CB ML 7/27/06            $410,830.94
 1007969601          9601         XXXXXX9601             693                RAST 2006-A9CB ML 7/27/06            $332,545.88
 1007969684          9684         XXXXXX9684             693                RAST 2006-A9CB ML 7/27/06            $150,000.00
 1007971193          1193         XXXXXX1193             693                RAST 2006-A9CB ML 7/27/06            $245,783.04
 1007972886          2886         XXXXXX2886             693                RAST 2006-A9CB ML 7/27/06            $334,000.00
 1007973041          3041         XXXXXX3041             693                RAST 2006-A9CB ML 7/27/06            $211,031.33
 1007973892          3892         XXXXXX3892             693                RAST 2006-A9CB ML 7/27/06            $109,184.89
 1007974270          4270         XXXXXX4270             693                RAST 2006-A9CB ML 7/27/06             $84,800.00
 1007976630          6630         XXXXXX6630             693                RAST 2006-A9CB ML 7/27/06            $342,715.38
 1007976853          6853         XXXXXX6853             693                RAST 2006-A9CB ML 7/27/06            $360,692.30
 1007978362          8362         XXXXXX8362             693                RAST 2006-A9CB ML 7/27/06            $184,842.71
 1007979485          9485         XXXXXX9485             693                RAST 2006-A9CB ML 7/27/06            $144,199.57
 1007980665          0665         XXXXXX0665             693                RAST 2006-A9CB ML 7/27/06            $263,049.33
 1007983701          3701         XXXXXX3701             693                RAST 2006-A9CB ML 7/27/06            $148,895.09
 1007983743          3743         XXXXXX3743             693                RAST 2006-A9CB ML 7/27/06            $119,631.38
 1007984139          4139         XXXXXX4139             693                RAST 2006-A9CB ML 7/27/06            $187,717.38
 1007984303          4303         XXXXXX4303             693                RAST 2006-A9CB ML 7/27/06               $0.00
 1007985698          5698         XXXXXX5698             693                RAST 2006-A9CB ML 7/27/06            $163,900.32
 1007985979          5979         XXXXXX5979             693                RAST 2006-A9CB ML 7/27/06             $47,746.09
 1007986332          6332         XXXXXX6332             693                RAST 2006-A9CB ML 7/27/06            $139,511.89
 1007986803          6803         XXXXXX6803             693                RAST 2006-A9CB ML 7/27/06            $114,111.92
 1007986837          6837         XXXXXX6837             693                RAST 2006-A9CB ML 7/27/06            $175,200.00
 1007988148          8148         XXXXXX8148             693                RAST 2006-A9CB ML 7/27/06            $245,000.00
 1007988585          8585         XXXXXX8585             693                RAST 2006-A9CB ML 7/27/06            $244,000.00
 1007989484          9484         XXXXXX9484             693                RAST 2006-A9CB ML 7/27/06            $203,270.73
 1007989849          9849         XXXXXX9849             693                RAST 2006-A9CB ML 7/27/06            $269,560.52
 1007991712          1712         XXXXXX1712             693                RAST 2006-A9CB ML 7/27/06             $69,327.78
 1007992710          2710         XXXXXX2710             693                RAST 2006-A9CB ML 7/27/06            $415,517.15
 1007994112          4112         XXXXXX4112             693                RAST 2006-A9CB ML 7/27/06            $247,200.00
 1007994674          4674         XXXXXX4674             693                RAST 2006-A9CB ML 7/27/06            $340,000.00
 1007996166          6166         XXXXXX6166             693                RAST 2006-A9CB ML 7/27/06            $134,412.25
 1007996174          6174         XXXXXX6174             693                RAST 2006-A9CB ML 7/27/06            $183,130.27
 1007997453          7453         XXXXXX7453             693                RAST 2006-A9CB ML 7/27/06            $136,379.79
 1007997941          7941         XXXXXX7941             693                RAST 2006-A9CB ML 7/27/06             $94,132.16
 1007998899          8899         XXXXXX8899             693                RAST 2006-A9CB ML 7/27/06            $292,928.21
 1007999418          9418         XXXXXX9418             693                RAST 2006-A9CB ML 7/27/06            $348,595.50
 1007999517          9517         XXXXXX9517             693                RAST 2006-A9CB ML 7/27/06            $154,769.92
 1008000109          0109         XXXXXX0109             693                RAST 2006-A9CB ML 7/27/06            $251,029.39
 1008000463          0463         XXXXXX0463             693                RAST 2006-A9CB ML 7/27/06            $105,848.10
 1008001289          1289         XXXXXX1289             693                RAST 2006-A9CB ML 7/27/06            $116,613.03
 1008002048          2048         XXXXXX2048             693                RAST 2006-A9CB ML 7/27/06            $147,250.00
 1008002105          2105         XXXXXX2105             693                RAST 2006-A9CB ML 7/27/06            $239,999.98
 1008002543          2543         XXXXXX2543             693                RAST 2006-A9CB ML 7/27/06            $440,000.00
 1008007880          7880         XXXXXX7880             693                RAST 2006-A9CB ML 7/27/06            $156,000.00
 1008008045          8045         XXXXXX8045             693                RAST 2006-A9CB ML 7/27/06               $0.00
 1008009522          9522         XXXXXX9522             693                RAST 2006-A9CB ML 7/27/06            $239,244.31
 1008014829          4829         XXXXXX4829             693                RAST 2006-A9CB ML 7/27/06            $375,934.66
 1008017574          7574         XXXXXX7574             693                RAST 2006-A9CB ML 7/27/06            $237,212.80
 3001475098          5098         XXXXXX5098             693                RAST 2006-A9CB ML 7/27/06             $98,861.67
 3001541840          1840         XXXXXX1840             693                RAST 2006-A9CB ML 7/27/06             $59,423.48
 3001567720          7720         XXXXXX7720             693                RAST 2006-A9CB ML 7/27/06            $170,437.51
 3001571045          1045         XXXXXX1045             693                RAST 2006-A9CB ML 7/27/06            $148,900.00
 3001571375          1375         XXXXXX1375             693                RAST 2006-A9CB ML 7/27/06               $0.00
 3001574965          4965         XXXXXX4965             693                RAST 2006-A9CB ML 7/27/06            $179,927.12
 3001577414          7414         XXXXXX7414             693                RAST 2006-A9CB ML 7/27/06            $449,618.75
 3001594583          4583         XXXXXX4583             693                RAST 2006-A9CB ML 7/27/06            $339,864.34
 3001595168          5168         XXXXXX5168             693                RAST 2006-A9CB ML 7/27/06            $182,419.51
 3001598220          8220         XXXXXX8220             693                RAST 2006-A9CB ML 7/27/06            $136,944.26
 3001599475          9475         XXXXXX9475             693                RAST 2006-A9CB ML 7/27/06            $317,867.39
 3001609050          9050         XXXXXX9050             693                RAST 2006-A9CB ML 7/27/06            $268,445.76
 3001609563          9563         XXXXXX9563             693                RAST 2006-A9CB ML 7/27/06             $55,041.89
 3001618788          8788         XXXXXX8788             693                RAST 2006-A9CB ML 7/27/06            $270,000.00
 3001619687          9687         XXXXXX9687             693                RAST 2006-A9CB ML 7/27/06             $86,096.66
 3001629793          9793         XXXXXX9793             693                RAST 2006-A9CB ML 7/27/06            $575,390.08
 3001630155          0155         XXXXXX0155             693                RAST 2006-A9CB ML 7/27/06               $0.00
 3001639230          9230         XXXXXX9230             693                RAST 2006-A9CB ML 7/27/06            $159,813.51
 3001657786          7786         XXXXXX7786             693                RAST 2006-A9CB ML 7/27/06            $462,398.00
 3001665011          5011         XXXXXX5011             693                RAST 2006-A9CB ML 7/27/06            $275,200.00
 3001694409          4409         XXXXXX4409             693                RAST 2006-A9CB ML 7/27/06            $132,367.44
 3001698509          8509         XXXXXX8509             693                RAST 2006-A9CB ML 7/27/06               $0.00
 3001699416          9416         XXXXXX9416             693                RAST 2006-A9CB ML 7/27/06             $84,719.28
 3001757909          7909         XXXXXX7909             693                RAST 2006-A9CB ML 7/27/06            $333,678.36
 3001773229          3229         XXXXXX3229             693                RAST 2006-A9CB ML 7/27/06             $65,569.89
 3001773252          3252         XXXXXX3252             693                RAST 2006-A9CB ML 7/27/06            $171,993.34
 3001786148          6148         XXXXXX6148             693                RAST 2006-A9CB ML 7/27/06            $113,350.00
 3001794845          4845         XXXXXX4845             693                RAST 2006-A9CB ML 7/27/06            $192,100.00
 3001798473          8473         XXXXXX8473             693                RAST 2006-A9CB ML 7/27/06            $288,995.74
 3001803869          3869         XXXXXX3869             693                RAST 2006-A9CB ML 7/27/06            $162,110.49
 3001804040          4040         XXXXXX4040             693                RAST 2006-A9CB ML 7/27/06            $357,876.14
 3001811961          1961         XXXXXX1961             693                RAST 2006-A9CB ML 7/27/06            $280,000.00
 3001812415          2415         XXXXXX2415             693                RAST 2006-A9CB ML 7/27/06            $222,319.07
 3001814411          4411         XXXXXX4411             693                RAST 2006-A9CB ML 7/27/06            $386,749.12
 3001822869          2869         XXXXXX2869             693                RAST 2006-A9CB ML 7/27/06            $524,800.00
 3001822992          2992         XXXXXX2992             693                RAST 2006-A9CB ML 7/27/06            $232,356.15
 3001824477          4477         XXXXXX4477             693                RAST 2006-A9CB ML 7/27/06            $292,825.57
 3001828536          8536         XXXXXX8536             693                RAST 2006-A9CB ML 7/27/06            $174,571.19
 3001828916          8916         XXXXXX8916             693                RAST 2006-A9CB ML 7/27/06            $257,456.08
 3001828973          8973         XXXXXX8973             693                RAST 2006-A9CB ML 7/27/06            $268,997.04
 3001830151          0151         XXXXXX0151             693                RAST 2006-A9CB ML 7/27/06            $195,691.87
 3001830334          0334         XXXXXX0334             693                RAST 2006-A9CB ML 7/27/06             $96,038.61
 3001841497          1497         XXXXXX1497             693                RAST 2006-A9CB ML 7/27/06               $0.00
 3001849458          9458         XXXXXX9458             693                RAST 2006-A9CB ML 7/27/06            $263,460.44
 3001849474          9474         XXXXXX9474             693                RAST 2006-A9CB ML 7/27/06            $190,457.42
 3001852270          2270         XXXXXX2270             693                RAST 2006-A9CB ML 7/27/06            $221,796.61
 3001859614          9614         XXXXXX9614             693                RAST 2006-A9CB ML 7/27/06             $39,137.63
 3001859689          9689         XXXXXX9689             693                RAST 2006-A9CB ML 7/27/06             $79,307.29
 3001860067          0067         XXXXXX0067             693                RAST 2006-A9CB ML 7/27/06             $71,273.57
 3001861198          1198         XXXXXX1198             693                RAST 2006-A9CB ML 7/27/06             $80,575.64
 3001861362          1362         XXXXXX1362             693                RAST 2006-A9CB ML 7/27/06            $135,287.44
 3001861388          1388         XXXXXX1388             693                RAST 2006-A9CB ML 7/27/06            $180,500.00
 3001861453          1453         XXXXXX1453             693                RAST 2006-A9CB ML 7/27/06             $90,686.12
 3001861529          1529         XXXXXX1529             693                RAST 2006-A9CB ML 7/27/06            $179,033.89
 3001863160          3160         XXXXXX3160             693                RAST 2006-A9CB ML 7/27/06            $145,054.52
 3001876170          6170         XXXXXX6170             693                RAST 2006-A9CB ML 7/27/06            $354,678.13
 3001876212          6212         XXXXXX6212             693                RAST 2006-A9CB ML 7/27/06            $602,732.14
 3001879158          9158         XXXXXX9158             693                RAST 2006-A9CB ML 7/27/06            $158,995.30
 3001879166          9166         XXXXXX9166             693                RAST 2006-A9CB ML 7/27/06            $179,976.14
 3001879224          9224         XXXXXX9224             693                RAST 2006-A9CB ML 7/27/06            $248,326.74
 3001879281          9281         XXXXXX9281             693                RAST 2006-A9CB ML 7/27/06            $143,281.35
 3001879299          9299         XXXXXX9299             693                RAST 2006-A9CB ML 7/27/06            $195,995.79
 3001879356          9356         XXXXXX9356             693                RAST 2006-A9CB ML 7/27/06            $151,312.47
 3001880347          0347         XXXXXX0347             693                RAST 2006-A9CB ML 7/27/06            $127,405.07
 3001880495          0495         XXXXXX0495             693                RAST 2006-A9CB ML 7/27/06            $202,971.97
 3001880578          0578         XXXXXX0578             693                RAST 2006-A9CB ML 7/27/06            $103,330.48
 3001880586          0586         XXXXXX0586             693                RAST 2006-A9CB ML 7/27/06             $97,158.51
 3001880719          0719         XXXXXX0719             693                RAST 2006-A9CB ML 7/27/06            $159,939.32
 3001888282          8282         XXXXXX8282             693                RAST 2006-A9CB ML 7/27/06            $203,594.28
 3001888506          8506         XXXXXX8506             693                RAST 2006-A9CB ML 7/27/06            $362,312.39
 3001889777          9777         XXXXXX9777             693                RAST 2006-A9CB ML 7/27/06             $67,684.33
 3001890734          0734         XXXXXX0734             693                RAST 2006-A9CB ML 7/27/06            $162,940.06
 3001890999          0999         XXXXXX0999             693                RAST 2006-A9CB ML 7/27/06            $187,000.00
 3001895402          5402         XXXXXX5402             693                RAST 2006-A9CB ML 7/27/06             $93,835.22
 3001896020          6020         XXXXXX6020             693                RAST 2006-A9CB ML 7/27/06            $325,137.01
 3001896103          6103         XXXXXX6103             693                RAST 2006-A9CB ML 7/27/06            $261,467.21
 3001896186          6186         XXXXXX6186             693                RAST 2006-A9CB ML 7/27/06            $209,091.51
 3001896970          6970         XXXXXX6970             693                RAST 2006-A9CB ML 7/27/06            $438,799.24
 3001897085          7085         XXXXXX7085             693                RAST 2006-A9CB ML 7/27/06            $131,957.09
 3001897143          7143         XXXXXX7143             693                RAST 2006-A9CB ML 7/27/06            $344,728.17
 3001897317          7317         XXXXXX7317             693                RAST 2006-A9CB ML 7/27/06            $407,000.00
 3001897341          7341         XXXXXX7341             693                RAST 2006-A9CB ML 7/27/06            $292,800.00
 3001897457          7457         XXXXXX7457             693                RAST 2006-A9CB ML 7/27/06            $175,703.68
 3001897648          7648         XXXXXX7648             693                RAST 2006-A9CB ML 7/27/06             $89,318.01
 3001897994          7994         XXXXXX7994             693                RAST 2006-A9CB ML 7/27/06             $69,642.06
 3001898059          8059         XXXXXX8059             693                RAST 2006-A9CB ML 7/27/06            $328,707.73
 3001898109          8109         XXXXXX8109             693                RAST 2006-A9CB ML 7/27/06            $123,199.76
 3001898125          8125         XXXXXX8125             693                RAST 2006-A9CB ML 7/27/06            $109,539.98
 3001898356          8356         XXXXXX8356             693                RAST 2006-A9CB ML 7/27/06            $135,200.00
 3001898430          8430         XXXXXX8430             693                RAST 2006-A9CB ML 7/27/06            $360,000.00
 3001898505          8505         XXXXXX8505             693                RAST 2006-A9CB ML 7/27/06            $400,000.00
 3001898596          8596         XXXXXX8596             693                RAST 2006-A9CB ML 7/27/06             $80,000.00
 3001898778          8778         XXXXXX8778             693                RAST 2006-A9CB ML 7/27/06            $102,498.40
 3001898844          8844         XXXXXX8844             693                RAST 2006-A9CB ML 7/27/06            $108,546.65
 3001898935          8935         XXXXXX8935             693                RAST 2006-A9CB ML 7/27/06            $333,750.00
 3001899081          9081         XXXXXX9081             693                RAST 2006-A9CB ML 7/27/06            $120,094.59
 3001899404          9404         XXXXXX9404             693                RAST 2006-A9CB ML 7/27/06               $0.00
 3001899503          9503         XXXXXX9503             693                RAST 2006-A9CB ML 7/27/06            $161,993.73
 3001899560          9560         XXXXXX9560             693                RAST 2006-A9CB ML 7/27/06            $153,353.32
 3001899693          9693         XXXXXX9693             693                RAST 2006-A9CB ML 7/27/06            $240,000.00
 3001899834          9834         XXXXXX9834             693                RAST 2006-A9CB ML 7/27/06            $258,554.22
 3001900301          0301         XXXXXX0301             693                RAST 2006-A9CB ML 7/27/06            $237,314.27
 3001900723          0723         XXXXXX0723             693                RAST 2006-A9CB ML 7/27/06            $226,968.75
 3001900897          0897         XXXXXX0897             693                RAST 2006-A9CB ML 7/27/06            $128,000.00
 3001900947          0947         XXXXXX0947             693                RAST 2006-A9CB ML 7/27/06             $63,139.93
 3001905490          5490         XXXXXX5490             693                RAST 2006-A9CB ML 7/27/06            $299,974.86
 3001905953          5953         XXXXXX5953             693                RAST 2006-A9CB ML 7/27/06            $110,616.29
 3001906142          6142         XXXXXX6142             693                RAST 2006-A9CB ML 7/27/06            $412,491.42
 3001906357          6357         XXXXXX6357             693                RAST 2006-A9CB ML 7/27/06             $91,000.00
 3001906753          6753         XXXXXX6753             693                RAST 2006-A9CB ML 7/27/06            $160,000.00
 3001907769          7769         XXXXXX7769             693                RAST 2006-A9CB ML 7/27/06            $219,760.68
 3001907983          7983         XXXXXX7983             693                RAST 2006-A9CB ML 7/27/06             $96,000.00
 3001908379          8379         XXXXXX8379             693                RAST 2006-A9CB ML 7/27/06            $105,000.00
 3001908403          8403         XXXXXX8403             693                RAST 2006-A9CB ML 7/27/06            $284,814.30
 3001908932          8932         XXXXXX8932             693                RAST 2006-A9CB ML 7/27/06            $136,800.00
 3001920150          0150         XXXXXX0150             693                RAST 2006-A9CB ML 7/27/06            $171,749.17
 3001920374          0374         XXXXXX0374             693                RAST 2006-A9CB ML 7/27/06            $160,213.21
 3001920382          0382         XXXXXX0382             693                RAST 2006-A9CB ML 7/27/06            $106,703.02
 3001920481          0481         XXXXXX0481             693                RAST 2006-A9CB ML 7/27/06             $85,883.54
 3001920721          0721         XXXXXX0721             693                RAST 2006-A9CB ML 7/27/06               $0.00
 3001920952          0952         XXXXXX0952             693                RAST 2006-A9CB ML 7/27/06            $189,100.00
 3017113105          3105         XXXXXX3105             693                RAST 2006-A9CB ML 7/27/06            $129,129.70






(page)



SCHEDULE B

MATERIAL INSTANCES OF NONCOMPLIANCE

  No material instances of noncompliance: Newport Management Corporation has complied, in all material respects, with the aforementioned criterion as for the year ended December 31, 2006.





EX-33 (e)
(logo) WELLS FARGO

Corporate Trust Services
9062 Old Annapolis Road
Columbia, MD 21045-1951
410 884-2000
410 715-2380 Fax

Wells Fargo Bank, N.A.

ASSESSMENT OF COMPLIANCE WITH APPLICABLE SERVICING CRITERIA

Corporate Trust Services division of Wells Fargo Bank, National Association (the "Company") provides this assessment of compliance with the following applicable servicing criteria set forth in Item 1122(d) of Regulation AB promulgated by the Securities and Exchange Commission. Management has determined that the servicing criteria are applicable in regards to the servicing platform for the period as follows:

Platform: Publicly-issued (i.e., transaction-level reporting initially required under the Securities Exchange Act of 1934, as amended) residential mortgage-backed securities, commercial mortgage-backed securities and other asset-backed securities, for which the Company provides master servicing, trustee, securities administration or paying agent services, excluding transactions issued by any agency or instrumentality of the U.S. government or any government sponsored entity (the "Platform").

Applicable Servicing Criteria: All servicing criteria set forth in Item 1122(d), to the extent required in the related transaction agreements or required by the
Item 1122(d) servicing criteria in regards to the activities performed by the Company, except for the following criteria: 1122(d)(1)(iii), 1122(d)(4)(ii), 1122(d)(4)(iv), 1122(d)(4)(v), 1122(d)(4)(viii), 1122(d)(4)(ix), 1122(d)(4)(x),
1122(d)(4)(xi), 1122(d)(4)(xii) and 1122(d)(4)(xiii), which management has determined are not applicable to the activities the Company performs with respect to the Platform (the "Applicable Servicing Criteria").

Period: Twelve months ended December 31, 2006 (the "Period").

Third parties classified as vendors: With respect to servicing criteria 1122(d)(4)(i), the Company has engaged various vendors to handle certain Uniform Commercial Code filing functions required by the servicing criteria ("vendors"). The Company has determined that none of the vendors is a "servicer" as defined in Item 1101(j) of Regulation AB, and the Company elects to take responsibility for assessing compliance with the portion of the servicing criteria applicable to each vendor as permitted by Interpretation 17.06 of the SEC Division of Corporation Finance Manual of Publicly Available Telephone Interpretations ("Interpretation 17.06"). The Company has policies and procedures in place to provide reasonable assurance that each vendor's activities comply in all material respects with the servicing criteria applicable to each vendor. The Company is solely responsible for determining that it meets the SEC requirements to apply Interpretation 17.06 for the vendors and related criteria.

With respect to the Platform and the Period, the Company provides the following assessment of compliance with respect to the Applicable Servicing Criteria:

1. The Company is responsible for assessing its compliance with the Applicable Servicing Criteria.

2. The Company has assessed compliance with the Applicable Servicing Criteria, including servicing criteria for which compliance is determined based on Interpretation 17.06 as described above, as of and for the Period. In performing this assessment, management used the criteria set forth by the Securities and Exchange Commission in paragraph (d) of Item 1122 of Regulation AB.

3. Other than as identified on Schedule A hereto, as of and for the Period, the Company was in material compliance with the Applicable Servicing Criteria. Any material instances of noncompliance by a vendor of which the Company is aware and any material deficiency in the Company's policies and procedures to monitor vendors' compliance that the Company has identified is specified on Schedule A hereto.

KPMG LLP, a registered public accounting firm, has issued an attestation report with respect to the Company's foregoing assessment of compliance as of and for the Period.

WELLS FARGO BANK, NATIONAL ASSOCIATION

By:/s/ Brian Bartlett
Brian Bartlett

Its:   Executive Vice President

Dated: March 1, 2007


(page)


(logo) WELLS FARGO

Corporate Trust Services
9062 Old Annapolis Road
Columbia, MD 21045-1951
410 884-2000
410 715-2380 Fax

Wells Fargo Bank, N.A.

Schedule A

Material Instances of Noncompliance by the Company

1122(d)(3)(i)- Delinquency Reporting - During the reporting period, certain monthly investor or remittance reports included errors in the calculation and/or the reporting of delinquencies for the pool assets, which errors may or may not have been material. All such errors were the result of data processing errors and/or the mistaken interpretation of data provided by other parties participating in the servicing function. All necessary adjustments to data processing systems and/or interpretive clarifications have been made to correct those errors and to remedy related procedures.

Material instances of Noncompliance by any Vendor

NONE

Material Deficiencies In Company's Policies and Procedures to Monitor Vendors' Compliance

NONE





EX-33 (f)
(logo) WELLS FARGO

Corporate Trust Services
9062 Old Annapolis Road
Columbia, MD 21045-1951
410 884-2000
410 715-2380 Fax

Wells Fargo Bank, N.A.

ASSESSMENT OF COMPLIANCE WITH APPLICABLE SERVICING CRITERIA

Corporate Trust Services division of Wells Fargo Bank, National Association (the "Company") provides this assessment of compliance with the following applicable servicing criteria set forth in Item 1122(d) of Regulation AB promulgated by the Securities and Exchange Commission. Management has determined that the servicing criteria are applicable in regards to the servicing platform for the period as follows:

Platform: Publicly-issued (i.e., transaction-level reporting initially required under the Securities Exchange Act of 1934, as amended) residential mortgage-backed securities, commercial mortgage-backed securities and other asset-backed securities, for which the Company provides master servicing, trustee, securities administration or paying agent services, excluding transactions issued by any agency or instrumentality of the U.S. government or any government sponsored entity (the "Platform").

Applicable Servicing Criteria: All servicing criteria set forth in Item 1122(d), to the extent required in the related transaction agreements or required by the
Item 1122(d) servicing criteria in regards to the activities performed by the Company, except for the following criteria: 1122(d)(1)(iii), 1122(d)(4)(ii), 1122(d)(4)(iv), 1122(d)(4)(v), 1122(d)(4)(viii), 1122(d)(4)(ix), 1122(d)(4)(x),
1122(d)(4)(xi), 1122(d)(4)(xii) and 1122(d)(4)(xiii), which management has determined are not applicable to the activities the Company performs with respect to the Platform (the "Applicable Servicing Criteria").

Period: Twelve months ended December 31, 2006 (the "Period").

Third parties classified as vendors: With respect to servicing criteria 1122(d)(4)(i), the Company has engaged various vendors to handle certain Uniform Commercial Code filing functions required by the servicing criteria ("vendors"). The Company has determined that none of the vendors is a "servicer" as defined in Item 1101(j) of Regulation AB, and the Company elects to take responsibility for assessing compliance with the portion of the servicing criteria applicable to each vendor as permitted by Interpretation 17.06 of the SEC Division of Corporation Finance Manual of Publicly Available Telephone Interpretations ("Interpretation 17.06"). The Company has policies and procedures in place to provide reasonable assurance that each vendor's activities comply in all material respects with the servicing criteria applicable to each vendor. The Company is solely responsible for determining that it meets the SEC requirements to apply Interpretation 17.06 for the vendors and related criteria.

With respect to the Platform and the Period, the Company provides the following assessment of compliance with respect to the Applicable Servicing Criteria:

1. The Company is responsible for assessing its compliance with the Applicable Servicing Criteria.

2. The Company has assessed compliance with the Applicable Servicing Criteria, including servicing criteria for which compliance is determined based on Interpretation 17.06 as described above, as of and for the Period. In performing this assessment, management used the criteria set forth by the Securities and Exchange Commission in paragraph (d) of Item 1122 of Regulation AB.

3. Other than as identified on Schedule A hereto, as of and for the Period, the Company was in material compliance with the Applicable Servicing Criteria. Any material instances of noncompliance by a vendor of which the Company is aware and any material deficiency in the Company's policies and procedures to monitor vendors' compliance that the Company has identified is specified on Schedule A hereto.

KPMG LLP, a registered public accounting firm, has issued an attestation report with respect to the Company's foregoing assessment of compliance as of and for the Period.

WELLS FARGO BANK, NATIONAL ASSOCIATION

By:/s/ Brian Bartlett
Brian Bartlett

Its:   Executive Vice President

Dated: March 1, 2007


(page)


(logo) WELLS FARGO

Corporate Trust Services
9062 Old Annapolis Road
Columbia, MD 21045-1951
410 884-2000
410 715-2380 Fax

Wells Fargo Bank, N.A.

Schedule A

Material Instances of Noncompliance by the Company

1122(d)(3)(i)- Delinquency Reporting - During the reporting period, certain monthly investor or remittance reports included errors in the calculation and/or the reporting of delinquencies for the pool assets, which errors may or may not have been material. All such errors were the result of data processing errors and/or the mistaken interpretation of data provided by other parties participating in the servicing function. All necessary adjustments to data processing systems and/or interpretive clarifications have been made to correct those errors and to remedy related procedures.

Material instances of Noncompliance by any Vendor

NONE

Material Deficiencies In Company's Policies and Procedures to Monitor Vendors' Compliance

NONE





EX-34 (a)
(logo) Deloitte

Deloitte & Touche LLP
Two World Financial Center
New York, NY 10281-1414
USA

Tel: +1 212 436 2000
Fax: +1 212 436 5000
www.deloitte.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors and Shareholders
American Home Mortgage Servicing, Inc.

We have examined management's assertion, included in the accompanying Management's Report on Assessment of Compliance with Servicing Criteria, that American Home Mortgage Servicing, Inc. (the "Company") complied with the servicing criteria set forth in Item 1122 (d) of the Securities and Exchange Commission's Regulation AB for all Residential Mortgage Loans (the "Platform") as of and for the year ended December 31, 2006, excluding the portion of criteria 1122 (d)(3)(ii) - pertaining to amounts due to investors are allocated and remitted in accordance with distribution priority and other terms as set forth in the transaction agreements, which management has determined are not applicable to the activities performed by the Company with respect to the Platform. Management's assertion states that transactions covered by this report include the asset-backed securities transactions for which the Company served as servicer under their defined Platform. Management is responsible for the Company's compliance with the servicing criteria. Our responsibility is to express an opinion on management's assertion about the Company's compliance with the servicing criteria based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants, as adopted by the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the applicable servicing criteria, including tests on a sample basis of the servicing activities related to the Platform, determining whether the Company performed those selected activities in compliance with the servicing criteria during the specified period and performing such other procedures as we considered necessary in the circumstances. Our procedures were limited to selected servicing activities performed by the Company during the period covered by this report and, accordingly, such samples may not have included servicing activities related to each asset-backed transaction included in the Platform. Further, an examination is not designed to detect noncompliance arising from errors that may have occurred prior to the period specified above that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

As described in management's assertion, for servicing criteria 1122(d)(4)(iv) and 1122(d)(4)(xi), the Company has engaged a vendor to perform certain activities required by this servicing criteria. The Company has determined that this vendor is not considered a "servicer" as defined in Item 1101(j) of Regulation AB, and the Company has elected to take responsibility for assessing compliance with the servicing criteria applicable to this vendor as permitted by Interpretation 17.06 of the SEC Division of Corporation Finance Manual of Publicly Available Telephone Interpretations ("Interpretation 17.06"). As permitted by Interpretation 17.06, the Company has asserted that it has policies and procedures in place designed to provide reasonable assurance that the vendor's activities comply in all material respects with the servicing criteria applicable to this vendor. The Company is solely responsible for determining that it meets the SEC requirements to apply Interpretation 17.06 for the vendor and related criteria as described in its assertion, and we performed no procedures with respect to the Company's determination of its eligibility to use Interpretation 17.06.

In our opinion, management's assertion that the Company complied with the aforementioned applicable servicing criteria as of and for the year ended December 31, 2006 for the Residential Mortgage Loans Platform is fairly stated, in all material respects.


/s/ Deloitte & Touche LLP

March 1, 2007

Member of
Deloitte Touche Tohmatsu





EX-34 (b)
(logo) KPMG

KPMG LLP
303 East Wacker Drive
Chicago, IL 60601-5212


Report of Independent Registered Public Accounting Firm


The Board of Directors
The Trust & Securities Services department of Deutsche Bank National Trust Company and Deutsche Bank Trust Company Americas:

We have examined management's assertion, included in the accompanying Appendix I, that the Trust & Securities Services department of Deutsche Bank National Trust Company and Deutsche Bank Trust Company Americas (collectively the "Company") complied with the servicing criteria set forth in Item 1122(d) of the Securities and Exchange Commission's Regulation AB for publicly-issued (i.e., transaction-level reporting required under the Securities Exchange Act of 1934, as amended) residential mortgage-backed securities and other asset-backed securities issued on or after January 1, 2006, for which the Company provides trustee, securities administration or paying agent services, excluding any publicly issued transactions, sponsored or issued by any government sponsored entity (the Platform), except for servicing criteria 1122(d)(2)(iii), 1122(d)(4)(iv), 1122(d)(4)(v), 1122(d)(4)(vi), 1122(d)(4)(vii), 1122(d)(4)
(viii), 1122(d)(4)(ix), 1122(d)(4)(x), 1122(d)(4)(xi), 1122(d)(4)(xii), 1122(d)
(4)(xiii) and 1122(d)(4)(xiv ), which the Company has determined are not applicable to the activities it performs with respect to the Platform, as of and for the twelve months ended December 31, 2006. Management is responsible for the Company's compliance with those servicing criteria. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and, accordingly,included examining, on a test basis, evidence about the Company's compliance with the servicing criteria specified above and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of less than all of the individual asset-backed transactions and securities that comprise the Platform, testing of less than all of the servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the servicing criteria. Furthermore, our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to determine whether errors may have occurred either prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report for the selected transactions or any other transactions. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

As described in management's assertion included in the accompanying Appendix I, for servicing criteria 1122 (d)(2)(i), 1122 (d)(4)(i) and 1122(d)(4)(ii), the
Company has engaged various vendors to perform the activities required by these servicing criteria. The Company has determined that these vendors are not considered a "servicer" as defined in Item 1101(j) of Regulation AB, and the Company has elected to take responsibility for assessing compliance with the servicing criteria applicable to each vendor as permitted by Interpretation
17.06 of the SEC


(page)


(logo) KPMG


Division of Corporation Finance Manual of Publicly Available Telephone Interpretations ("Interpretation 17.06"). As permitted by Interpretation 17.06, the Company has asserted that it has policies and procedures in place designed to provide reasonable assurance that the vendors' activities comply in all material respects with the servicing criteria applicable to each vendor. The Company is solely responsible for determining that it meets the SEC requirements to apply Interpretation 17.06 for the vendors and related criteria as described in its assertion, and we performed no procedures with respect to the Company's eligibility to apply Interpretation 17.06.

In our opinion, management's assertion that the Company complied with the aforementioned servicing criteria, including servicing criteria 1122 (d)(2)(i), 1122 (d)(4)(i) and 1122(d)(4)(ii) for which compliance is determined based on Interpretation 17.06 as described above, as of and for the twelve months ended December 31, 2006 is fairly stated, in all material respects.


/s/ KPMG LLP

Chicago, Illinois
February 28, 2007


KPMG LLP, a U.S. limited liability partnership, is the U.S.
member firm of KPMG International, a Swiss cooperative.


EX-34 (c)
(logo) ERNST & YOUNG

* Ernst & Young LLP
  725 South Figueroa Street
  Los Angeles, California 90017-5418

* Phone: (213) 977-3200
  www.ey.com


Report of Independent Registered Public Accounting Firm
Regulation AB Item 1122 SFR Servicing Platform


The Board of Directors and Shareholder
Indymac Bank, F.S.B.

We have examined management's assertion, included in the accompanying Management's Assertion on Compliance with Applicable Regulation AB Servicing Criteria (the "Management Assertion"), that Indymac Bank, F.S.B. (the "Bank"), a wholly-owned subsidiary of Indymac Bancorp, Inc., complied with the servicing criteria set forth in Item 1122 (d) of the Securities and Exchange Commission's Regulation AB for the single family residential ("SFR") mortgage loan servicing compliance platform (the "Regulation AB Item 1122 SFR Servicing Platform"), as defined in the Management Assertion, as of and for the year ended December 31, 2006, except for criteria 1122(d)(1)(i), 1122(d)(1)(iii), 1122(d)(3)(i)(C),
1122(d)(4)(ii), and 1122(d)(4)(xv), which the Bank has determined are not applicable to the activities performed by them with respect to the Regulation AB
Item 1122 SFR Servicing Platform covered by this report. Management is responsible for the Bank's compliance with the applicable servicing criteria. Our responsibility is to express an opinion on management's assertion about the Bank's compliance with the applicable servicing criteria based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants, as adopted by the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Bank's compliance with the applicable servicing criteria and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of less than all of the individual asset backed transactions and securities that comprise the Regulation AB Item 1122 SFR Servicing Platform, testing of less than all of the servicing activities related to the Regulation AB Item 1122 SFR Servicing Platform, and determining whether the Bank processed those selected transactions and performed those selected activities in compliance with the servicing criteria and as permitted by the Interpretation
17.06 of the Securities and Exchange Commission Division of Corporation Finance Manual of Publicly Available Telephone Interpretations ("Interpretation 17.06"). Furthermore, our procedures were limited to the selected transactions and servicing activities performed by the Bank during the period covered by this report. Our procedures were not designed to determine whether errors may have occurred either prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Bank during the period covered by this report for the selected transactions or any other transactions. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Bank's compliance with the applicable servicing criteria.


(page)


(logo) ERNST & YOUNG

* Ernst & Young LLP

Page 2


As described in the Management's Assertion, for servicing criteria 1122(d)(2)(i), 1122(d)(4)(iv), 1122(d)(4)(vii), 1122(d)(4)(xi), 1122(d)(4)(xii),
and 1122(d)(4)(xiii), the Bank has engaged various vendors to perform certain activities required by these servicing criteria. The Bank has determined that these vendors are not considered a "servicer" as defined in Item 1101(j) of Regulation AB, and the Bank has elected to take responsibility for assessing compliance with the applicable servicing criteria applicable to each vendor as permitted by Interpretation 17.06. As permitted by Interpretation 17.06, the Bank has asserted that it has policies and procedures in place designed to provide reasonable assurance that the vendors' activities comply, in all material respects, with servicing criteria applicable to each vendor. The Bank is solely responsible for determining that it meets the Securities and Exchange Commission requirements to apply Interpretation 17.06 for the vendors and related criteria as described in the Management Assertion, and we performed no procedures with respect to the Bank's eligibility to apply Interpretation 17.06.

In our opinion, management's assertion that the Bank complied with the aforementioned applicable servicing criteria, including servicing criteria 1122(d)(2)(i), 1122(d)(4)(iv), 1122(d)(4)(vii), 1122(d)(4)(xi), 1122(d)(4)(xii),
and 1122(d)(4)(xiii), for which compliance is determined based on Interpretation
17.06 as described above, as of and for the year ended December 31, 2006 for the Regulation AB 1122 SFR Servicing Platform, is fairly stated, in all material respects.


/s/ Ernst & Young LLP


March 16, 2007


A Member Practice of Ernst & Young Global





EX-34 (d)
(logo) KPMG

KPMG LLP
Suite 2000
355 South Grand Avenue
Los Angeles, CA 90071-1568


Report of Independent Registered Public Accounting Firm

The Board of Directors
Newport Management Corporation:


We have examined management's assessment, included in the accompanying Assessment of Compliance with Applicable Servicing Criteria, that Newport Management Corporation (the Company) complied with the servicing criteria set forth in Item 1122(d) of the Securities and Exchange Commission's Regulation AB for pools of loans, underlying publicly issued residential mortgage-backed securities that were issued on or after January 1, 2006 by IndyMac Bank, on which escrow payments were disbursed in 2006 (the Platform), specifically Item 1122(d)(4)(xi), only as it relates to processing the obligor's hazard insurance information the Company receives, providing IndyMac Bank with the applicable hazard insurance effective date, payment amount, and payee (collectively, Insurance Information), and providing the Insurance Information to IndyMac Bank no later than 5 days prior to the applicable expiration dates as indicated in the Insurance Information, as of and for the year ended December 31, 2006. The Company has determined that no other servicing criteria are applicable to the activities it performs with respect to the Platform. Schedule A to the Assessment of Compliance with Applicable Servicing Criteria lists the individual loans identified by management as constituting the Platform. Management is responsible for the Company's compliance with those servicing criteria. Our responsibility is to express an opinion on management's assessment about the Company's compliance based on our examination.

Our examination was conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the servicing criteria specified above and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of less than all of the individual asset-backed transactions and securities that comprise the Platform, testing of less than all of the servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the servicing criteria. Furthermore, our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to determine whether errors may have occurred either prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report for the selected transactions or any other transactions. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.


(page)


In our opinion, management's assessment that the Company complied with the aforementioned servicing criterion as of and for the year ended December 31,2006 is fairly stated, in all material respects.


/s/ KPMG LLP

Los Angeles, California
February 27, 2007





EX-34 (e)
(logo) KPMG

KPMG LLP
303 East Wacker Drive
Chicago, IL 60801-5212

Report of Independent Registered Public Accounting Firm

The Board of Directors
The Corporate Trust Services division of Wells Fargo Bank, National Association:

We have examined the compliance of the Corporate Trust Services division of Wells Fargo Bank, National Association (the Company) with the servicing criteria set forth in Item 1122(d) of the Securities and Exchange Commission's Regulation AB for publicly-issued (i.e., transaction-level reporting initially required under the Securities Exchange Act of 1934, as amended) residential mortgage-backed securities, commercial mortgage-backed securities and other asset-backed securities, for which the Company provides master servicing, trustee, securities administration or paying agent services, excluding transactions issued by any agency or instrumentality of the U.S. government or any government sponsored entity (the Platform), except for servicing criteria 1122(d)(1)(iii), 1122(d)(4)(ii), 1122(d)(4)(iv), 1122(d)(4)(v),
1122(d)(4)(viii), 1122(d)(4)(ix), 1122(d)(4)(x), 1122(d)(4)(xi),
1122(d)(4)(xii) and 1122(d)(4)(xiii), which the Company has determined are not applicable to the activities it performs with respect to the Platform, as of and for the twelve months ended December 31, 2006. Management is responsible for the Company's compliance with those servicing criteria. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the servicing criteria specified above and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of less than all of the individual asset-backed transactions and securities that comprise the Platform, testing of less than all of the servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the servicing criteria. Furthermore, our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to determine whether errors may have occurred either prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report for the selected transactions or any other transactions. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

As described in the accompanying management's Assessment of Compliance With Applicable Servicing Criteria, for servicing criteria 1122(d)(4)(i), the Company has engaged various vendors to perform the activities required by these servicing criteria. The Company has determined that these vendors are not considered a "servicer" as defined in Item 1101(j) of Regulation AB, and the Company has elected to take responsibility for assessing compliance with the servicing criteria applicable to each vendor as permitted by Interpretation
17.06 of the SEC Division of Corporation Finance Manual of Publicly Available Telephone Interpretations ("Interpretation 17.06"). As permitted by Interpretation 17.06, the Company has asserted that it has policies and

KPMG LLP, a U.S. limited liability partnership, in the U.S. member firm of KPMG International, a Swiss cooperative.

(page)

(logo) KPMG

procedures in place designed to provide assurance that the vendors' activities comply in all material respects with the servicing criteria applicable to each vendor. The Company is solely responsible for determining that it meets the SEC requirements to apply Interpretation 17.06 for the vendors and related criteria as described in its assertion, and we performed no procedures with respect to the Company's eligibility to apply Interpretation 17.06.

Our examination disclosed material noncompliance with criterion 1122(d)(3)(i), as applicable to the Company during the twelve months ended December 31, 2006. Certain monthly investor or remittance reports included errors in the calculation and/or the reporting of delinquencies for the pool assets.

In our opinion, except for the material non-compliance described above, the Company complied, in all material respects, with the aforementioned servicing criteria, including servicing criteria for which compliance is determined based on Interpretation 17.06 as discussed above, as of and for the twelve months ended December 31, 2006.

/s/ KPMG LLP

Chicago, IL 60601
March 1, 2007





EX-34 (f)
(logo) KPMG

KPMG LLP
303 East Wacker Drive
Chicago, IL 60801-5212

Report of Independent Registered Public Accounting Firm

The Board of Directors
The Corporate Trust Services division of Wells Fargo Bank, National Association:

We have examined the compliance of the Corporate Trust Services division of Wells Fargo Bank, National Association (the Company) with the servicing criteria set forth in Item 1122(d) of the Securities and Exchange Commission's Regulation AB for publicly-issued (i.e., transaction-level reporting initially required under the Securities Exchange Act of 1934, as amended) residential mortgage-backed securities, commercial mortgage-backed securities and other asset-backed securities, for which the Company provides master servicing, trustee, securities administration or paying agent services, excluding transactions issued by any agency or instrumentality of the U.S. government or any government sponsored entity (the Platform), except for servicing criteria 1122(d)(1)(iii), 1122(d)(4)(ii), 1122(d)(4)(iv), 1122(d)(4)(v),
1122(d)(4)(viii), 1122(d)(4)(ix), 1122(d)(4)(x), 1122(d)(4)(xi),
1122(d)(4)(xii) and 1122(d)(4)(xiii), which the Company has determined are not applicable to the activities it performs with respect to the Platform, as of and for the twelve months ended December 31, 2006. Management is responsible for the Company's compliance with those servicing criteria. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the servicing criteria specified above and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of less than all of the individual asset-backed transactions and securities that comprise the Platform, testing of less than all of the servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the servicing criteria. Furthermore, our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to determine whether errors may have occurred either prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report for the selected transactions or any other transactions. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

As described in the accompanying management's Assessment of Compliance With Applicable Servicing Criteria, for servicing criteria 1122(d)(4)(i), the Company has engaged various vendors to perform the activities required by these servicing criteria. The Company has determined that these vendors are not considered a "servicer" as defined in Item 1101(j) of Regulation AB, and the Company has elected to take responsibility for assessing compliance with the servicing criteria applicable to each vendor as permitted by Interpretation
17.06 of the SEC Division of Corporation Finance Manual of Publicly Available Telephone Interpretations ("Interpretation 17.06"). As permitted by Interpretation 17.06, the Company has asserted that it has policies and

KPMG LLP, a U.S. limited liability partnership, in the U.S. member firm of KPMG International, a Swiss cooperative.

(page)

(logo) KPMG

procedures in place designed to provide assurance that the vendors' activities comply in all material respects with the servicing criteria applicable to each vendor. The Company is solely responsible for determining that it meets the SEC requirements to apply Interpretation 17.06 for the vendors and related criteria as described in its assertion, and we performed no procedures with respect to the Company's eligibility to apply Interpretation 17.06.

Our examination disclosed material noncompliance with criterion 1122(d)(3)(i), as applicable to the Company during the twelve months ended December 31, 2006. Certain monthly investor or remittance reports included errors in the calculation and/or the reporting of delinquencies for the pool assets.

In our opinion, except for the material non-compliance described above, the Company complied, in all material respects, with the aforementioned servicing criteria, including servicing criteria for which compliance is determined based on Interpretation 17.06 as discussed above, as of and for the twelve months ended December 31, 2006.

/s/ KPMG LLP

Chicago, IL 60601
March 1, 2007





EX-35 (a)
ANNUAL STATEMENT OF COMPLIANCE

AMERICAN HOME MORTGAGE SERVICING, INC.

GSAMP TRUST 2006-S4


I, David M. Friedman, a duly authorized officer of American Home Mortgage Servicing, Inc., as servicer (the "Servicer"), pursuant to the Amended and Restated Mortgage Loan Sale and Servicing Agreement, dated as of March 1, 2006, by and among Goldman Sachs Mortgage Company, the Servicer and American Home Mortgage Corp. (the "Agreement"), hereby certify that:

1. A review of the Servicer's activities during the period from and including January 1, 2006 through and including December 31, 2006 (the "Reporting Period") and of the Servicer's performance under the Agreement and any applicable Reconstitution Agreement (as such term is defined in the Agreement) has been made under my supervision.

2. To the best of my knowledge, based on such review, the Servicer has fulfilled all of its obligations under the Agreement and any applicable Reconstitution Agreement (as such term is defined in the Agreement) in all material respects throughout the Reporting Period.

IN WITNESS WHEREOF, the undersigned has duly executed this Certificate this 12th day of March, 2007.


By: /s/ David M. Friedman
Name: David M. Friedman
Title: Executive Vice President





EX-35 (c)
(logo) imb
IndymacBank


REG AB 1123 Statement of Compliance


I am an authorized officer for IndyMac Bank, F.S.B, the servicer for the transactions listed on the attached schedule and I certify:

a) A review of IndyMac Bank's activities during the reporting period and of its performance under the applicable servicing agreement has been made under my supervision.

b) To the best of my knowledge, based on such review, except as set forth below IndyMac Bank has fulfilled all of its obligations under the agreement in all material respects throughout the reporting period.

c) None


By: /s/ Robert M. Abramian
Robert M. Abramian
First Vice President
Home Loan Servicing
Investor Reporting
Indymac Bank


By: /s/ Bart Vincent
Bart Vincent
First Vice President
HLS-Finance
Financial
Indymac Bank


Prepared for: Wells Fargo Bank

Date: February 28, 2007

Ref: EXHIBIT A


www.indymacbank.com

7700 W. Parmer Lane, Bldg D, Austin, TX 78729
Tel: 512.250.2700


(page)


EXHIBIT A

849 GSR 2006-1F 1/30/06
902 BSALTA 2006-1 1/30/06
840 DBALT 2006-AR1 1/31/06
918 BAYVIEW 2006-A 02/08/06
213 GSR 2006-2F
214 GSR 2006-3F 03-30-06
159 GSR 2006-0A1 8/24/06
229 MASTR 2006-1 03-29-06
223 DBALT 2006-AF1 03-31-06
231 HARBORVIEW 2006-2
233 LUMINENT 2006-3 (4-28-06)
287 LUMINENT 2006-5 (6-29-06)
454 LUMINENT CONDUIT 12MAT WLS 11/27/06
5001 LUMINENT 12MAT CONDUIT WLS 12/27/06
235 BAFC 2006-D 04/28/06
219 GSR 2006-5F 5/26/06
809 GSR 2006-6F (GS) 6/30/06
808 HARBORVIEW 2006-6 6/30/06
807 DBALTA 2006-AR 2 6/30/06
921 BSALTA 2006-4 6/30/06
285 MALT 2006-3 (6-30-06)
141 BSALTA 2006-5 7/28/06
278 GSAMP 2006-S4 (6-9-06)
199 HARBORVIEW 2006-8 (GW) 8/30/06
430 LUMINENT 2006-6 092806
432 MLMI 2006-F1 (ML) 09/29/06
379 CSMC 2006-8 09/29/06
378 BAFC 2006-H 9/29/06
178 MARM 2006-0A2 11/15/06
296 GSAA 2006-17 10/30/06
297 DBALT 2006-AR5 10/30/06
442 CSMC 2006-9 10/30/2006
440 ITF CSAB 2006-3 10/31/2006
456 JPALT 2006-S4 11/29/06
457 BCAP 2006-AA2 11/30/2006
458 ACE 2006-SD3 11/30/06
4101 DBALT 2006-AR6 12/15/06
4102 HARBORVIEW 2006-14 12/22/06
4103 MSM 2006-17XS 12/28/06
4104 GSR 2006-10F 12/29/06
4110 LUMINENT 2006-7 12/14/2006
4105 JPMMT 2006-S4 12/21/06
4106 GSAA 2006-20 12/29/06
4111 BSALTA 2006-8 12/28/06





EX-35 (e)
(logo) WELLS FARGO

Corporate Trust Services
MAC N2702-011
9062 Old Annapolis Road
Columbia, MD 21045
410 884-2000
410 715-2380 Fax

Wells Fargo Bank, N.A.

March 12, 2007

GS Mortgage Securities Corporation
85 Broad Street
New York, NY 10004

RE: Annual Statement As To Compliance for GSAMP Trust 2006-S4

Per Section 3.22 of the Pooling and Servicing Agreement, dated as of 6/1/2006, the undersigned Officer of Wells Fargo Bank, NA., (Master Servicer), hereby certifies the following for the 2006 calendar year or portion thereof:

(i) a review of the activities of the Servicer during the preceding calendar year and of performance under this Agreement has been made under such officers' supervision and

(ii) to the best of such officers' knowledge, based on such review, the Servicer has fulfilled all of its obligations under this Agreement in all material respects throughout such year, or, if there has been a failure to fulfill any such obligation in any material respect, specifying each such failure known to such officer and the nature and status thereof.

Certified By:
/s/ Kristen Ann Cronin
Kristen Ann Cronin, Vice President

Certified By:
/s/ Gordon Johnson
Gordon Johnson, Assistant Secretary